Form 10-Q
period 1996-03-31
INTELLIGENT SYSTEMS CORP
filed 1996-05-22
CIK 320340

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996


                         Commission file number 1-9330


                       INTELLIGENT SYSTEMS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                            GEORGIA                                            58-1964787
- ------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


           4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                              30093
- ------------------------------------------------------------------------------------------------------------------
           (Address of principal executive offices)                            (Zip Code)


      Registrant's telephone number, including area code: (770) 381-2900


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x       No
                                                -----        -----

     As of March 31, 1996, 5,312,867 shares of Common Stock were outstanding.


                    No exhibits are filed with this report.


================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

                                                                                    MARCH 31,    DECEMBER 31,
                                                                                      1996          1995
- -------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)    (Audited)
- -------------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                               $   1,031       $     520
 Accounts receivable, net                                                               4,506           3,964
 Notes and interest receivable                                                          2,716           3,127
 Inventories                                                                              460             502
 Other current assets                                                                     384             534
- -------------------------------------------------------------------------------------------------------------
  Total current assets                                                                  9,097           8,647
- -------------------------------------------------------------------------------------------------------------
Long-term investments                                                                  11,153          10,922
Long-term notes receivable                                                              1,643           1,356
Property and equipment, at cost less accumulated depreciation and amortization          1,325           1,619
Excess of cost over underlying net assets of businesses acquired,
  net of accumulated amortization                                                         713             786
- -------------------------------------------------------------------------------------------------------------
Total assets                                                                        $  23,931       $  23,330
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------------------------------------
Current liabilities:
 Short-term borrowings                                                              $   1,456       $   1,488
 Accounts payable                                                                       1,093           1,632
 Accrued expenses and other current liabilities                                         1,979           1,435
- -------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            4,528           4,555
- -------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              -              50
- -------------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $.01 par value, 20,000,000 authorized, 5,312,867
   outstanding at March 31, 1996 and December 31, 1995                                     53              53
Paid-in capital                                                                        24,756          24,756
Foreign currency translation adjustment                                                  (143)           (153)
Unrealized gain in available-for-sale securities                                        5,676           4,476
Accumulated deficit                                                                   (10,939)        (10,407)
- -------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                          19,403          18,725
- -------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $  23,931       $  23,330
=============================================================================================================

The accompanying notes are an integral part of these balance sheets.

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except share amounts)



THREE MONTHS ENDED MARCH 31,                              1996         1995
- ---------------------------------------------------------------------------
Net sales                                           $    6,085   $    5,933
Expenses:
 Cost of sales                                           3,348        3,114
 Marketing                                               1,139        1,049
 General & administrative                                1,892        2,501
 Research & development                                     41          371
- ---------------------------------------------------------------------------
Loss from operations                                      (335)      (1,102)
- ---------------------------------------------------------------------------
Other income (expense):
 Interest income, net                                       85          125
 Investment income (expense), net                         (238)         (24)
 Other income (expense), net                               (41)          56
- ---------------------------------------------------------------------------
Loss before minority interest                             (529)        (945)
- ---------------------------------------------------------------------------
Minority interest                                            3          (28)
- ---------------------------------------------------------------------------
Net loss                                            $     (532)  $     (917)
===========================================================================
Net loss per share based upon weighted
 average shares outstanding                         $    (0.10)  $    (0.17)
===========================================================================
Weighted average shares outstanding                  5,312,867    5,499,870
===========================================================================

The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                      THREE MONTHS ENDED MARCH 31,
  CASH PROVIDED BY (USED FOR):                                           1996           1995
- --------------------------------------------------------------------------------------------------
OPERATIONS:
  Net loss                                                             $ (532)             $  (917)
  Adjustments to reconcile net loss to net cash provided by
   (used for) operating activities, net of
   effects of acquisitions and dispositions:
    Depreciation and amortization                                         187                  223
    Loss (gain) from sale of assets                                      (201)                  31
    Equity in net loss (income) of affiliates                             439                   (6)
    Changes in operating assets and liabilities:
     Accounts receivable                                                 (548)                (816)
     Inventories                                                          (14)                  47
     Other current assets                                                 152                  242
     Accounts payable                                                    (412)                (102)
     Accrued expenses and other current liabilities                       554                  418
- --------------------------------------------------------------------------------------------------
  Cash used for continuing operations                                    (375)                (880)
==================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sale of investment                                     1,074                1,297
   Decrease in net assets/liabilities of
    discontinued operations                                                 -                  939
   Acquisitions of companies, net of cash acquired                        (30)                  (8)
   Increase (decrease) in minority interests                                -                  (34)
   Acquisitions of long-term investments                                 (200)                 (82)
   Repayments of (advances under) notes receivable, net                   123               (1,624)
   Purchases of property and equipment, net                               (59)                (223)
- --------------------------------------------------------------------------------------------------
  Cash provided by investing activities                                   908                  265
==================================================================================================

FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term
    borrowing arrangements                                                (32)                 368
   Purchase and retirement of stock                                         -                 (294)
   Foreign currency translation adjustment                                 10                  (18)
- --------------------------------------------------------------------------------------------------
  Cash provided by (used for) financing activities                        (22)                  56
==================================================================================================
  Net increase (decrease) in cash                                         511                 (559)
  Cash at beginning of period                                             520                  970
- --------------------------------------------------------------------------------------------------
  Cash at end of period                                                $1,031              $   411
==================================================================================================

The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the periods for which they are presented. Such results, however, are not necessarily indicative of the results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the year ended December 31, 1995, previously filed with the Commission.

- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company sold its interest in its Intelligent Systems Japan (ISJ) subsidiary in December 1995. Consequently, the results of operations of ISJ are included in the first quarter 1995 results but are not included in the results for the corresponding period in 1996.

RESULTS OF OPERATIONS

Sales - Revenue from continuing operations is derived from two major areas: technology-related products and services, and health care services. For the three month period ended March 31, 1996, net sales were $6,085,000, an increase of 3 percent compared to the first quarter last year. After eliminating the revenue related to ISJ in the first quarter last year, the net sales growth from comparable continuing operations would have been 13 percent period-to-period. The Company's PsyCare America subsidiary accounted for most of the growth through an increase in the number of locations where its specialty psychiatric treatment programs are conducted. For the balance of 1996, PsyCare plans to open additional program locations although at a slower pace than during the first part of the year. In the first quarter of 1996, approximately 61 percent of Company revenue was derived from the health care services sector compared to 51 percent in the same period last year. This change reflects both revenue growth at PsyCare America and also the fact that ISJ's revenue is no longer included in the technology sector results.

Cost of Sales - Cost of sales as a percentage of revenue increased from 53 percent in 1995 to 55 percent in the first quarter of 1996. The difference reflects principally the fact that ISJ's cost of sales for software products, which is a relatively low percentage, was included in the 1995 results but is not included in 1996, thus resulting in a relatively higher cost as a percentage of sales for the remaining technology companies taken as a whole. The Company's ChemFree subsidiary also increased its cost of sales due to increased testing and product evaluation expenses.

Operating Expenses - Marketing expense increased this period as compared to last year, mainly due to increased expenses at PsyCare America and ChemFree to support higher levels of revenue. General and administrative expense declined significantly in the first quarter of 1996 compared to the first quarter last year, both in absolute terms and as a percentage of sales. Part of the reduction is due to the elimination of ISJ expenses but there was also a reduction at remaining operations in management and administrative personnel and facility expense. Research and development expense declined in the first quarter of 1996 compared to 1995 primarily because of the elimination of expenses at ISJ and another small subsidiary which ceased operations in 1995.

Interest Income - Net interest income declined by 32 percent in the first quarter of 1996 compared to the first quarter of 1995 because certain notes due the company were paid in the latter half of 1995 and early 1996.

Investment Income - Included in this category for the first quarter of 1996 is a gain of $337,000 on the sale of 104,848 shares of OrCAD common stock in OrCAD's initial public offering. The gain is offset by a loss of $434,000 representing the Company's pro rata share of the results of PaySys International, a private company which is accounted for on the equity method, and approximately $140,000 to write-off the remaining investment in a start-up company which ceased operations in the first quarter. A large portion of the $434,000 loss is attributable to extensive research and development expense for a new generation of software products.

Minority Interest - This amount represents the pro-rata ownership share of minority shareholders in certain subsidiary companies which are not wholly-owned by the Company.

Common Shares - There was a period-to-period decline of 3 percent in the weighted average number of shares outstanding because the Company repurchased shares of its common stock from time to time during 1995.

FINANCIAL CONDITION

In the first quarter of 1996, the principal sources of liquidity were cash proceeds of $1,069,000 from the sale of one-half of the Company's holdings of common stock of OrCAD, Inc. in OrCAD's IPO. The Company also received repayment in full of a $400,000 promissory note. The principal uses of cash in the first quarter of 1996 included $375,000 to support the working capital needs of certain operations and approximately $450,000 to fund additional investment in two of the Company's minority owned partnership businesses.

Accounts receivable were 14 percent higher at March 31, 1996 than at year-end 1995, reflecting stronger sales at the Company's technology operations during the month of March 1996, as compared to sales levels in the month of December 1995. The net decline in short-term notes and interest receivable during the quarter reflects the $400,000 note repayment described above. The increase in long-term notes receivable is related to one of the investments described above. The net decline in property, plant and equipment and goodwill is principally related to a small start-up subsidiary which discontinued operations during the first quarter of 1996. The 27 percent increase in unrealized gain in available-for-sale securities reflects the increase in market value of the 104,848 shares of common stock of OrCAD which the Company retained after OrCAD's IPO and an increase in the market value of the 472,801 shares of common stock of IQ Software Corporation held by the Company.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A. There are no exhibits filed with this report.

B. The Company has not filed any Reports on Form 8-K during the period covered by this report.

- --------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        INTELLIGENT SYSTEMS CORPORATION
                                        Registrant

Date: May 13, 1996                      By: /s/  J. LELAND STRANGE
                                        --------------------------------
                                        J. Leland Strange
                                        Chairman of the Board, President

Date: May 13, 1996                      By: /s/  HENRY H. BIRDSONG
                                        --------------------------------
                                        Henry H. Birdsong
                                        Chief Financial Officer