Form 10-Q
period 1996-06-30
INTELLIGENT SYSTEMS CORP
filed 1996-08-12
CIK 320340

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED JUNE 30, 1996


                        Commission file number 1-9330


                       INTELLIGENT SYSTEMS CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



            GEORGIA                                58-1964787
- --------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



    4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA              30093
- --------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)




     Registrant's telephone number, including area code:  (770) 381-2900


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes x   No
                                              ---    ---

     As of June 30, 1996, 5,312,867 shares of Common Stock were outstanding.


                   No exhibits are filed with this report.

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)




                                                                                   JUNE 30,    DECEMBER 31,
                                                                                     1996          1995
- -----------------------------------------------------------------------------------------------------------
ASSETS                                                                            (Unaudited)   (Audited)
- -----------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                              $ 2,255      $    520
 Accounts receivable, net                                                            4,758         3,964
 Notes and interest receivable                                                       2,910         3,127
 Inventories                                                                           672           502
 Other current assets                                                                  491           534
- -----------------------------------------------------------------------------------------------------------
  Total current assets                                                              11,086         8,647
- -----------------------------------------------------------------------------------------------------------
Long-term investments                                                               12,716        10,922
Long-term notes receivable                                                           1,561         1,356
Property and equipment, at cost less accumulated depreciation and amortization       1,552         1,619
Excess of cost over underlying net assets of businesses acquired,
   net of accumulated amortization                                                     629           786
- -----------------------------------------------------------------------------------------------------------
Total assets                                                                       $27,544      $ 23,330
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------
Current liabilities:
 Short-term borrowings                                                             $   --       $  1,488
 Accounts payable                                                                    1,487         1,632
 Accrued expenses and other current liabilities                                      2,218         1,435
- -----------------------------------------------------------------------------------------------------------
  Total current liabilities                                                          3,705         4,555
- -----------------------------------------------------------------------------------------------------------
Long-term debt                                                                         --             50
- -----------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $.01 par value, 20,000,000 authorized, 5,312,867
   outstanding at June 30, 1996 and December 31, 1995                                   53            53
 Paid-in capital                                                                    24,756        24,756
 Foreign currency translation adjustment                                              (150)         (153)
 Unrealized gain in available-for-sale securities                                    6,608         4,476
 Accumulated deficit                                                                (7,428)      (10,407)
- -----------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                        23,839        18,725
- -----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $27,544      $ 23,330
===========================================================================================================

The accompanying notes are an integral part of these balance sheets.

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)


                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                      1996        1995        1996        1995
- -------------------------------------------------------------------------------------------------
Net sales                                          $   6,451   $   7,360   $  12,536   $  13,293

Expenses:
 Cost of sales                                         3,375       3,454       6,723       6,568
 Marketing                                             1,325       1,014       2,464       2,063
 General & administrative                              2,180       2,520       4,072       5,021
 Research & development                                   81         428         122         800
- -------------------------------------------------------------------------------------------------
Loss from operations                                    (510)        (56)       (845)     (1,159)
- -------------------------------------------------------------------------------------------------
Other income (expense):
 Interest income, net                                    101         115         186         240
 Investment income (expense)                           3,896         (25)      3,658         (49)
 Other, net                                               28          54         (13)        110
- -------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and
 minority interest                                     3,515          88       2,986        (858)
- -------------------------------------------------------------------------------------------------
Income tax provision                                     --           62         --           62
- -------------------------------------------------------------------------------------------------
Income (loss) before minority interest                 3,515          26       2,986        (920)
- -------------------------------------------------------------------------------------------------
Minority interest                                          4          44           7          16
- -------------------------------------------------------------------------------------------------
Net income (loss)                                  $   3,511   $     (18)  $   2,979   $    (936)
=================================================================================================
Net income (loss) per share based upon
 weighted average shares                           $    0.66   $    0.00   $    0.56   $   (0.17)
=================================================================================================
Weighted average shares outstanding                5,312,867   5,360,001   5,312,867   5,429,935
=================================================================================================

The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (unaudited, in thousands)



                                                                           SIX MONTHS ENDED JUNE 30,
CASH PROVIDED BY (USED FOR):                                                  1996           1995
- ----------------------------------------------------------------------------------------------------
Net income (loss)                                                           $ 2,979         $ (936)
Adjustments to reconcile net income (loss) to net cash provided by
 (used for) operating activities, net of
 effects of acquisitions and dispositions:
   Depreciation and amortization                                                408            417
   Loss (gain) from sale of assets                                           (3,523)            31
   Equity in net loss (income) of affiliates                                   (136)           (18)
   Changes in operating assets and liabilities:
    Accounts receivable                                                        (700)        (1,302)
    Inventories                                                                (226)          (324)
    Other current assets                                                         44            406
    Accounts payable                                                            (18)           580
    Accrued expenses and other current liabilities                              793            160
- ----------------------------------------------------------------------------------------------------
Cash used for continuing operations                                            (379)          (950)
====================================================================================================

INVESTING ACTIVITIES:
 Proceeds from sale of investment                                             4,664          1,297
 Decrease in net assets/liabilities of
  discontinued operations                                                       --             939
 Acquisitions of companies, net of cash acquired                                (30)            (8)
 Increase (decrease) in minority interests                                      --              (1)
 Acquisitions of long-term investments                                         (625)          (389)
 Repayments of (advances under) notes receivable, net                            13         (1,295)
 Purchases of property and equipment, net                                      (423)          (417)
- ----------------------------------------------------------------------------------------------------
Cash provided by investing activities                                         3,599            126
====================================================================================================

FINANCING ACTIVITIES:
 Net borrowings (repayments) under short-term
  borrowing arrangements                                                     (1,488)         1,288
 Purchase and retirement of stock                                               --            (509)
 Foreign currency translation adjustment                                          3             46
- ----------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                             (1,485)           825
====================================================================================================
Net increase in cash                                                          1,735              1
Cash at beginning of period                                                     520            970
- ----------------------------------------------------------------------------------------------------
Cash at end of period                                                       $ 2,255         $  971
====================================================================================================

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


The Company sold its interest in Intelligent Systems Japan (ISJ), a Japanese subsidiary, in December 1995. Consequently, the results of operations of ISJ are included in the second quarter and year-to-date periods in 1995 but are not included in the results for the corresponding periods in 1996.

RESULTS OF OPERATIONS

Sales - Revenue from continuing operations is derived from two major areas: technology-related products and services, and health care services. For the three month period ended June 30, 1996, net sales were $6,451,000 compared to $7,360,000 for the second quarter last year. After eliminating the revenue related to ISJ in the second quarter last year, the net sales growth from comparable continuing operations would have been 2 percent period-to-period. The health care services sector represents 58 percent and 60 percent of revenue in the second quarter and year-to-date periods, respectively. The Company's PsyCare America subsidiary accounted for most of the growth through an increase in the number of locations where its specialty psychiatric treatment programs are conducted. The rate of implementing new inpatient programs is likely to be somewhat slower during the second half of the year as PsyCare emphasizes an increase in the number of intensive outpatient programs offered. After eliminating the ISJ revenue in 1995, net revenue from continuing technology-related subsidiaries was down slightly in the second quarter of 1996 compared to the same period in 1995 but up 4 percent year-to-date compared to last year. A recent award of a government contract to the ChemFree subsidiary should provide some incremental revenue growth at this company.

Cost of sales - Cost of sales as a percentage of revenue was 52 and 54 percent for the three and six months ended June 30, 1996, respectively, compared to 47 and 49 percent, respectively, in the corresponding periods in 1995. The difference reflects the fact that ISJ's cost of sales for software products, which is a relatively low percentage, was included in the 1995 results but is not included in 1996, thus resulting in a relatively higher cost as a percentage of sales for the remaining technology companies taken as a whole. Also, cost of sales at the ChemFree subsidiary was higher in 1996 than in 1995 because of increased warranty cost (due to a larger installed base of product) and costs incurred to upgrade early models to the current product specifications.

Operating Expenses - Marketing expense increased in both the second quarter and year-to-date periods, as compared to last year, for several reasons. PsyCare expenses increased to support opening and operating more programs in 1996 and ChemFree increased its marketing and sales activities in a very competitive industry. General and administrative expense declined significantly in the second quarter and year-to-date compared to the same periods last year, despite recording a non-recurring, second quarter 1996 expense of $250,000 at PsyCare to buy out a long-term contract at a substantial discount. Most of the reduction is due to the elimination of expenses of ISJ and another small subsidiary which ceased operations in 1995. Research and development expense declined in the first quarter of 1996 compared to 1995 primarily because of the elimination of expenses of ISJ.

Interest Income - Interest income declined by 12 and 22 percent in the second quarter and year-to-date periods, respectively, in 1996 compared to the same periods in 1995 because certain notes due the Company were paid in the latter half of 1995 and early 1996.

Investment Income - In the second quarter of 1996, the Company sold 150,000 shares of common stock of IQ Software Corporation (IQ) for a gain of $3,320,000. The Company retains 322,801 shares of common stock of IQ, a company in which it has been a major shareholder since 1988. The second quarter and year-to-date income also include $594,000 and $160,000, respectively, representing the Company's pro rata share of the results of PaySys International, Inc. (PaySys), a private company accounted for on the equity method. As the largest shareholder of PaySys, the Company will recognize its pro rata share of PaySys income or loss on an ongoing quarterly basis. In addition, 1996 year-to-date income includes a gain of $337,000 on the sale of 104,848 shares of common stock of OrCAD, Inc. (OrCAD) in OrCAD's initial public offering. OrCAD is a former subsidiary of the Company.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain subsidiary companies which are not wholly-owned by the Company.

Common Shares - There was a slight period-to-period decline in the weighted average number of shares outstanding because the Company repurchased shares of its common stock from time to time during 1995.

FINANCIAL CONDITION

In the first half of 1996, the principal sources of liquidity were cash proceeds of $1,069,000 from the sale of one-half of the Company's holdings of common stock of OrCAD in OrCAD's IPO, repayment in full of a $400,000 promissory note, and cash proceeds of $3,589,000 from the sale of shares of common stock of IQ. The principal uses of cash in the first half of 1996 included repayment of $1,538,000 of bank debt, approximately $1,023,000 to fund new and follow-on investments in several minority owned partnership companies, and for working capital purposes.

The net decline in short-term notes receivable during the six month period reflects the $400,000 note repayment described above and the reclassification of a portion of a long-term note receivable to short-term. The net increase in long-term notes receivable is related to one of the investments described above. The increase in long-term investments reflects a combination of an increase in the market value of the remaining shares of IQ common stock and new equity investments made by the Company. The net decline in property, plant and equipment and goodwill is principally related to a small start-up subsidiary which discontinued operations during the first quarter of 1996. The 48 percent increase in unrealized gain in available-for-sale securities reflects the market value of the 104,848 shares of common stock of OrCAD which the Company retained after OrCAD's IPO and an increase in the market value of the 322,801 shares of common stock of IQ which the Company continues to own.


ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 7, 1996, the shareholders elected J. Leland Strange, Donald A. McMahon, James V. Napier, John B. Peatman and Parker H. Petit as directors of the Company. Each director was elected by the following votes: J. Leland Strange (4,564,416 For, 151,878 Withheld); Donald A. McMahon (4,866,316 For, 149,978 Withheld); James V. Napier (4,866,316 For, 149,878 Withheld); John B. Peatman (4,865,316 For, 150,978
Withheld) and Parker H. Petit (4,865,316 For, 150,978 Withheld).


                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A.  27 - Financial Data Schedule (for SEC use only)

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

                                    INTELLIGENT SYSTEMS CORPORATION
                                    Registrant

Date:  August 13, 1996              By:  /s/  J. LELAND STRANGE
                                       ---------------------------------
                                              J. Leland Strange
                                              Chairman of the Board,
                                              President




Date:  August 13, 1996              By:  /s/  HENRY H. BIRDSONG
                                       ---------------------------------
                                              Henry H. Birdsong
                                              Chief Financial Officer