Form 10-Q
period 1996-09-30
INTELLIGENT SYSTEMS CORP
filed 1996-11-14
CIK 320340

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                        Commission file number 1-9330


                       INTELLIGENT SYSTEMS CORPORATION
-------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



                         GEORGIA                                               58-1964787
------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)


        4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                 30093
------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                             (Zip Code)


      Registrant's telephone number, including area code: (770) 381-2900


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x       No
                                                ------       -----

     As of September 30, 1996, 5,235,867 shares of Common Stock were outstanding.


                    No exhibits are filed with this report.

================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)


                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                    1996          1995
-----------------------------------------------------------------------------------------------
ASSETS                                                           (Unaudited)   (Audited)
-----------------------------------------------------------------------------------------------
Current assets:                                                   $ 1,990      $    520
  Cash                                                              4,128         3,964
  Accounts receivable, net                                          3,188         3,127
  Notes and interest receivable                                       474           502
  Inventories                                                         448           534
  Other current assets                                                448           534
-----------------------------------------------------------------------------------------------
    Total current assets                                           10,228         8,647
-----------------------------------------------------------------------------------------------
Long-term investments                                              11,440        10,922
Long-term notes receivable                                          1,364         1,356
Property and equipment, at cost less accumulated depreciation and
  amortization                                                      1,991         1,619
Excess of cost over underlying net assets of businesses acquired,
  net of accumulated amortization                                     546           786
-----------------------------------------------------------------------------------------------
Total assets                                                      $25,569      $ 23,330
===============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                           $    --      $  1,488
  Accounts payable                                                  1,227         1,632
  Accrued expenses and other current liabilities                    1,892         1,435
-----------------------------------------------------------------------------------------------
    Total current liabilities                                       3,119         4,555
-----------------------------------------------------------------------------------------------
Long-term debt                                                         --            50
-----------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,235,867 outstanding at Sept. 30, 1996 and 5,312,867 outstanding
    at December 31, 1995                                               52            53
  Paid-in capital                                                  24,624        24,756
  Foreign currency translation adjustment                            (154)         (153)
  Unrealized gain in available-for-sale securities                  5,297         4,476
  Accumulated deficit                                              (7,369)      (10,407)
-----------------------------------------------------------------------------------------------
    Total stockholders' equity                                     22,450        18,725
-----------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $25,569      $ 23,330
===============================================================================================

The accompanying notes are an integral part of these balance sheets.

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)



                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30,          SEPTEMBER 30,
                                            1996        1995        1996        1995
--------------------------------------------------------------------------------------
Net sales                                $   6,067   $   7,087   $  18,603   $  20,380
Expenses:
  Cost of sales                              3,363       3,580      10,086      10,149
  Marketing                                  1,084       1,100       3,548       3,163
  General & administrative                   1,941       2,283       6,013       7,304
  Research & development                        49         300         171       1,099
--------------------------------------------------------------------------------------
Loss from operations                          (370)       (176)     (1,215)     (1,335)
--------------------------------------------------------------------------------------
Other income (expense):
  Interest income, net                         143          95         329         335
  Investment income (expense)                  263         839       3,921         790
  Other, net                                    29         100          16         210
--------------------------------------------------------------------------------------
Income  before income tax provision and
minority interest                               65         858       3,051          --
--------------------------------------------------------------------------------------
Income tax provision                             3          --           3          62
--------------------------------------------------------------------------------------
Income (loss) before minority interest          62         858       3,048         (62)
--------------------------------------------------------------------------------------
Minority interest                                3          (9)         10           7
--------------------------------------------------------------------------------------
Net income (loss)                        $      59   $     867   $   3,038   $     (69)
======================================================================================
Net income (loss) per share based upon
  weighted average shares                $    0.01   $    0.16   $    0.57   $   (0.01)
======================================================================================
Weighted average shares outstanding      5,288,959   5,312,867   5,304,898   5,390,913
======================================================================================

The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (unaudited, in thousands)




                                                                    NINE MONTHS ENDED SEPTEMBER 30,
CASH PROVIDED BY (USED FOR):                                              1996         1995
---------------------------------------------------------------------------------------------------
OPERATIONS:
Net income (loss)                                                        $ 3,038     $   (69)
Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities, net of
  effects of acquisitions and dispositions:
    Depreciation and amortization                                            694         700
    Gain from sale of assets                                              (3,877)       (787)
    Equity in net loss (income) of affiliates                                (44)          3
    Changes in operating assets and liabilities:
      Accounts receivable                                                    (70)     (2,133)
      Inventories                                                            (29)       (243)
      Other current assets                                                    88        (481)
      Accounts payable                                                      (277)        700
      Accrued expenses and other current liabilities                         466         478
---------------------------------------------------------------------------------------------------
Cash used for continuing operations                                          (11)     (1,832)
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from sale of investments                                        5,063       2,236
  Decrease in net assets/liabilities of
    discontinued operations                                                   --         939
  Acquisitions of companies, net of cash acquired                            (30)         (8)
  Increase (decrease) in minority interests                                   --         (15)
  Acquisitions of long-term investments                                     (825)       (247)
  Advances under notes receivable, net                                       (41)     (1,301)
  Purchases of property and equipment, net                                (1,064)       (621)
---------------------------------------------------------------------------------------------------
Cash provided by investing activities                                      3,103         983
---------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term
    borrowing arrangements                                                (1,488)      1,406
  Purchase and retirement of stock                                          (133)       (509)
  Foreign currency translation adjustment                                     (1)         49
---------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                          (1,622)        946
---------------------------------------------------------------------------------------------------
Net increase in cash                                                       1,470          97
Cash at beginning of period                                                  520         970
---------------------------------------------------------------------------------------------------
Cash at end of period                                                    $ 1,990     $ 1,067
===================================================================================================

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company sold its interest in Intelligent Systems Japan (ISJ), a Japanese subsidiary, in December 1995. Consequently, the results of operations of ISJ are included in the third quarter and year-to-date periods in 1995 but are not included in the results for the corresponding periods in 1996.

RESULTS OF OPERATIONS

Sales - Revenue from continuing operations is derived from two major areas: technology-related products and services, and health care services. For the three month period ended September 30, 1996, net sales were $6,067,000 compared to $7,087,000 for the third quarter last year. After eliminating the revenue related to ISJ in the third quarter last year, net sales from comparable continuing operations declined 4.7 percent period-to-period. Most of the decline was related to a small health care services subsidiary whose operations ceased following the sale of certain of its operating assets in September 1996. Neither the subsidiary's revenue nor sale of assets is material to the Company as a whole. The health care services sector represents 54 percent and 58 percent of revenue in the third quarter and year-to-date periods, respectively. As anticipated, in the second half of the year, the Company's PsyCare America subsidiary is slowing the rate at which it adds new inpatient programs in order to stabilize the new openings earlier in the year and to devote more resources to increasing the number of intensive outpatient programs offered. After eliminating the ISJ revenue in 1995, net revenue from continuing technology-related subsidiaries increased in the third quarter of 1996 compared to the same period last year, mainly at the Company's InterQuad Services operation in the United Kingdom.

Cost of sales - Cost of sales as a percentage of revenue was 55 and 54 percent for the three and nine months ended September 30, 1996, respectively, compared to 50 percent in each of the corresponding periods in 1995. The difference reflects the fact that ISJ's cost of sales for software products, which is a relatively low percentage, was included in the 1995 results but is not included in 1996, thus resulting in a relatively higher cost as a percentage of sales for the remaining technology companies taken as a whole. Also, cost of sales at the ChemFree subsidiary was higher in 1996 than in 1995 because of increased warranty cost (due to a larger installed base of product) and costs incurred to upgrade early models to the current product specifications. In the health care services sector, despite a continuing price pressure by hospitals and insurance providers, cost of
                                                                          Page 5
sales declined as a percent of sales in the third quarter and year-to-date periods due to consolidation of certain operations and a reduction in contract labor expenses.

Operating Expenses - Marketing expense increased in both the third quarter and year-to-date periods, as compared to last year, for several reasons. PsyCare expenses increased to support opening and operating more programs in 1996 and InterQuad Services increased its marketing and sales activities to support its sales growth in a very competitive industry. General and administrative expense declined significantly in the third quarter and year-to-date period compared to the same periods last year, despite recording a non-recurring, second quarter 1996 expense of $250,000 at PsyCare to buy out a long-term contract at a substantial discount. Most of the reduction in G&A expense is due to the elimination of expenses of ISJ and a reduction in expenses at PsyCare resulting from the consolidation of two regional operations. Research and development expense declined in the third quarter of 1996 compared to 1995 primarily because of the elimination of the R&D expenses of ISJ.

Interest Income - Net interest income increased by $48,000 in the third quarter of 1996 compared to the same period in 1995 because the Company repaid its bank debt in the second quarter of 1996 thus reducing the impact of interest expense on net interest income.

Investment Income - In the third quarter of 1996, the Company sold 25,000 shares of common stock of IQ Software Corporation (IQ) for a gain of $355,000. During the second quarter this year, the Company sold an additional 150,000 shares of IQ common stock and recorded a gain of $3,320,000 on the sale, which amount is included in the year-to-date investment income. At the end of September 1996, the Company still held 297,801 shares of common stock of IQ, a company in which it has been a major shareholder since 1988. The third quarter and year-to-date income also include $(105,000) and $55,000, respectively, representing the Company's pro rata share of the results of PaySys International, Inc. (PaySys), a private company accounted for on the equity method. As the largest shareholder of PaySys, the Company will recognize its pro rata share of PaySys income or loss on an ongoing quarterly basis. In addition, 1996 year-to-date income includes a gain of $337,000 on the sale of 104,848 shares of common stock of OrCAD, Inc. (OrCAD) in OrCAD's initial public offering in March 1996. OrCAD is a former subsidiary of the Company. Last year's third quarter and year-to-date figures include income of $818,000 on the sale of 67,362 shares of IQ common stock.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain subsidiary companies which are not wholly-owned by the Company.

Common Shares - There was a slight period-to-period decline in the weighted average number of shares outstanding because the Company repurchased shares of its common stock from time to time during 1995 and 1996. Presently, the Company is authorized to repurchase up to an additional 500,000 shares of its common stock from time to time at market prices.

FINANCIAL CONDITION

In the first nine months of 1996, the principal sources of liquidity were cash proceeds of $1,069,000 from the sale of one-half of the Company's holdings of common stock of OrCAD in OrCAD's IPO, repayment in full of a $400,000 promissory note, and cash proceeds of $3,989,000 from the sale of shares of common stock of IQ. The principal uses of cash in the first nine months of 1996 included
                                                                          Page 6
repayment of $1,538,000 of bank debt, approximately $825,000 to fund new and follow-on investments (including both equity and debt components) in several minority owned partnership companies, and purchases of property and equipment to support the InterQuad training classes and certain contracts under which ChemFree leases its parts washers to the military and government agencies.

The change in long-term investments reflects the net effect of the sale of the IQ Software stock, an increase in the market value of the remaining shares of IQ common stock and OrCAD common stock, and new equity investments made by the Company. The 18 percent increase in unrealized gain in available-for-sale securities reflects the market value of the 104,848 shares of common stock of OrCAD which the Company retained after OrCAD's IPO and an increase in the market value of the 297,801 shares of common stock of IQ which the Company owned at the end of September 1996.

The Company believes it has adequate working capital and access to credit to support its operations and other activities.


                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A.   Financial Data Schedule (for SEC use only) - Exhibit 27

B. The Company has not filed any Reports on Form 8-K during the period covered by this report.


================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                INTELLIGENT SYSTEMS CORPORATION
                                Registrant

Date: November 14, 1996         By: /S/ J. LELAND STRANGE
                                   ----------------------------------
                                    J. Leland Strange
                                    Chairman of the Board, President


Date: November 14, 1996         By: /S/  HENRY H. BIRDSONG
                                   ----------------------------------
                                    Henry H. Birdsong
                                    Chief Financial Officer