Form 10-K405
period 1996-12-31
INTELLIGENT SYSTEMS CORP
filed 1997-03-31
CIK 320340

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission file number 1-9330

                      INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          GEORGIA                                       58-1964787
--------------------------------------------------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

     4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                   30093
--------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)


     Registrant's telephone number, including area code: (770) 381-2900

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
 ----------------------------        -----------------------------------------
 COMMON STOCK, $.01 PAR VALUE                   AMERICAN STOCK EXCHANGE


      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x    No
                                               -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 19, 1997, 5,092,567 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $12,699,000 (computed using the closing price of the Common Stock on March 19, 1997 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 1997 are incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS







                                                                                                     PAGE
                                                                                                     ----
PART I
 Item  1.      Business.................................................................................3
       2.      Properties...............................................................................8
       3.      Legal proceedings........................................................................8
       4.      Submission of matters to a vote of security holders......................................8

PART II

       5.      Market for the registrant's common equity and related stockholder matters................8
       6.      Selected financial data..................................................................9
       7.      Management's discussion and analysis of financial condition and results of operations....9
       8.      Financial statements and supplementary data.............................................12
       9.      Changes in and disagreements with accountants on accounting and financial disclosure....12

PART III

      10.      Directors and executive officers of the registrant......................................12
      11.      Executive compensation..................................................................12
      12.      Security ownership of certain beneficial owners and management..........................13
      13.      Certain relationships and related transactions..........................................13

PART IV

      14.      Exhibits, financial statement schedules and reports on Form 8-K.........................13
  Signatures...........................................................................................16

                                     PART I


ITEM 1. BUSINESS

GENERAL

Intelligent Systems Corporation, a Georgia corporation (the "Company" or "Intelligent Systems"), has operated either in corporate or partnership form since 1973 and its securities have been publicly traded since 1981. The Company operated as a master limited partnership from 1986 to 1991, when it was merged into the present corporation (the "Merger"). The Company's executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093. The Company's telephone number is (770) 381-2900.

Effective June 1994, the Company adopted a plan to discontinue its European operations which were involved in the distribution of third party microcomputer software and hardware products. Pursuant to this plan, the Company sold its French operation in August 1994 and sold its distribution businesses in Germany and the United Kingdom as of December 31, 1996. The Company continues to operate InterQuad Services, a computer education business in the UK. A more detailed description of this plan is contained in Note 4 to the Consolidated Financial Statements for the year ended December 31, 1996.

The Company's continuing operations are involved in two industry segments (which are defined by the product or service provided rather than the market served): technology related products and services, and health care services. The Company's principal majority-owned operating subsidiaries in the technology sector include InterQuad Services (training/education for microcomputer products), ChemFree Corporation (bio-remediating parts washers for automotive and industrial applications), Intelligent Enclosures (mini-environment systems for ultraclean manufacturing) and Public Health Software Systems (patient information management software for public health agencies). The principal operations in the health care services segment involve the PsyCare America subsidiary (psychiatric treatment programs for the Christian community). The Company's operating subsidiaries are relatively small in size and subject to greater fluctuation in revenue and profitability than larger, more established businesses would be.

The Company's main focus is to create and manage growing companies through flexible partnership arrangements. The Company actively explores opportunities both in the health care services and technology area to develop stronger domestic partnerships with promising companies or to start new businesses. Depending upon the needs of the partner company, the Company may be the sole, majority or minority owner of the business and will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. Partner companies in which the Company owns less than a majority interest are not consolidated in the Company's results of operations. However, the Company is often actively engaged in managing strategic and operational issues with these companies and devotes significant resources to the development of the business. In some instances, the Company may acquire a majority ownership at some future point or the business may become a stand-alone public company or be sold to another entity. A more detailed description of some of the Company's affiliated partner companies is provided on page 7 of this report.

The history of some of the Company's consolidated partner companies exemplifies this strategy. In 1990, the Company became a minority owner of PsyCare L.P., a firm which provides comprehensive psychiatric treatment programs for adults and adolescents under contracts with various hospitals throughout the southeastern United States. In April 1993, the Company acquired a majority interest in PsyCare L.P. In 1994, the Company acquired the operations of PsyCare U.S.A., the parent company from which Intelligent Systems had originally acquired PsyCare L.P., thereby expanding the number of programs and geographic coverage of the Company's PsyCare operations. The PsyCare companies have now combined operations as PsyCare America. In 1994 the Company acquired a majority ownership in Public Health Software Systems and increased its ownership in 1995. In 1993, the Company founded ChemFree Corporation to develop and market an environmentally-friendly parts washer for use in automotive and industrial applications.

For the past several years, the Company has operated the Shared Resource Technology Center, a small business incubator, at its corporate facility. The Center permits the Company to reduce its overhead expense by subleasing excess capacity to small businesses that benefit from flexible, shared resources. At the same time, the Company has day-to-day contact with


                       INTELLIGENT SYSTEMS CORPORATION
emerging companies which may become partnership companies, either as majority-owned subsidiaries or minority-owned affiliates. For instance, ChemFree Corporation was started as an incubator company.

The Company expects to continue its regular practice of discussing with interested parties possible sales, acquisitions or business combinations involving its operations or related businesses. However, these discussions may not result in any completed transactions.

For ease of comprehension, the business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for various of the Company's operating subsidiaries, organized by industry sector and by company. For further information concerning the Company's domestic and foreign operations, see Note 13 and 14 in the accompanying Notes to the Consolidated Financial Statements.

INDUSTRY SEGMENT: TECHNOLOGY RELATED PRODUCTS AND SERVICES

INTERQUAD SERVICES - InterQuad Services, with 3 locations in the London, England area, provides technical training and skills development programs for popular microcomputer software and network products. Some of the most popular offerings are courses for industry-standard products from Novell Inc., IBM Corporation and Microsoft Corporation. InterQuad also provides some consulting services related to information systems for business.

Current and prospective technical users of personal computers in the UK comprise the market for education/training activities conducted by InterQuad Services. Typically, customers choose training programs based on the software and network products that they have installed or plan to install at their company premises. InterQuad Services uses extensive advertising, telemarketing and direct mail to stimulate demand for their products and services.

InterQuad Services competes with a number of similar-sized training/education companies. It competes on the basis of quality of training staff, comprehensive and up-to-date course offerings, price and accessibility of training facilities. With relatively high fixed costs for training staff and facilities, profitability depends upon the right mix of customers and courses to optimize the infrastructure.

CHEMFREE CORPORATION - ChemFree Corporation (ChemFree) designs, manufactures and markets the SmartWashertm parts washer which uses an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. The SmartWasher consists of a molded plastic tub and sink with faucet and brush, recirculating pump, heater, electronic control panel, filter, microorganisms and an aqueous based degreasing solution. Operating as a closed-loop system, microorganisms embedded in the filter are activated upon contact with the heated degreasing solution and break down oil and grease into non-toxic matter. Unlike traditional solvent based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher system is completely self-cleaning. ChemFree sells to its customers replacement fluid and filters after the parts washer sale.

ChemFree's markets include the automotive, industrial and military markets. In In the automotive aftermarket sector, customers include companies with fleets of vehicles to maintain; automobile manufacturers such as Chrysler, GM and BMW with extensive service networks; and individual and chains of auto repair shops. The industrial market includes customers with machinery which requires routine maintenance, such as in the textile industry. Military applications include service depots for all military branches. ChemFree entered international markets in late 1996, first in England and Korea.

ChemFree's sales activities include both company representatives who sell direct to high volume customers and several distribution channels: automotive aftermarket distributors (e.g. NAPA), environment/pollution control equipment distributors, automobile manufacturers dealer equipment and service organizations (e.g. GM, Chrysler and BMW) and industrial product distributors. The Company also sells in competitive bid situations, such as military procurements. Marketing activities include extensive trade show participation (local, regional and national), public and press relations, advertisements in trade publications, and evaluation programs.

ChemFree competes with larger, established companies using solvent-based systems which require special handling and hauling of regulated material, other small companies using non-hazardous systems, and with hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product



                       INTELLIGENT SYSTEMS CORPORATION
features, positive environmental impact, improved health and safety features, elimination of regulatory compliance, and price.

Research and development at ChemFree is directed toward product extensions, enhancements of the base unit, fluid and filter and adaptations for specialized applications. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various vendors and performs final assembly and testing at its own facility. There are multiple sources available for subassemblies.

PUBLIC HEALTH SOFTWARE SYSTEMS - Public Health Software Systems (PHSS), a small majority owned firm, designs, manufactures and sells client/server-based software programs which permit public health agencies to capture, analyze and manage client information. PHSS products include modules such as maternal and child health, cancer screening, HIV testing, scheduling, etc. The products run on a host of platforms including DOS, Windows, UNIX, AS/400 and others. Typically, PHSS provides some customization and training services as well as ongoing technical support.

PHSS customers are public health agencies nation-wide, from single-site clinics to city-wide and state-wide systems employing networks of computers. Representative installations include the State of Texas, the city of Wichita, Kansas and the State of North Carolina. PHSS sells primarily in response to competitive bids solicited by city, county and state agencies. The process can take several months and awards are made on the basis of a number of factors including software features, pricing, financial strength, etc.

PHSS, although small, is a leader in an emerging market niche. It competes against a number of other software companies, some of which are larger and which may have access to greater resources than does PHSS. However, PHSS believes it is competitive based on product features, ease of use, extensive experience in the public health market and technical support. Research and development is focused on adding new modules and product extensions to its ACCLAIM product.

INTELLIGENT ENCLOSURES - Intelligent Enclosures (iE) is a small subsidiary which designs, manufactures and markets mini-environments which provide critical cleanliness, temperature and humidity control in ultra-clean manufacturing applications such as semiconductor fabrication. Typically, iE's systems surround robotics tools, providing environmental control at the process tool while maintaining operator and maintenance access.

The primary market for iE's mini-environment systems is semiconductor manufacturers. The Company has systems installed at sites such as Motorola, Intel, AT&T, Siemens, IBM and Kodak. Mini-environments are typically used inside traditional clean-rooms and are installed in new manufacturing facilities or to retrofit existing ones.

Mini-environments are typically sold through robotics tool manufacturers, systems integrators or architectural and engineering firms that incorporate the iE enclosure as part of a complete manufacturing equipment/process offering. The sales cycle is usually long and delivery dates may be re-scheduled due to changes in other vendors' timetables. Typically, iE systems involve considerable customization and are delivered within two to four months of order placement.

iE competes against traditional clean-room companies and other enclosure manufacturers that provide a variety of custom and standard products. Certain of its competitors are larger and more established and may have access to greater resources than does iE. iE competes based on technical expertise in air-handling, proprietary product design and superior product features. Materials are available from a number of sources and iE is not dependent on any single vendor.

GENERAL - Service for the Company's products varies by product line and is available in the markets served by the Company either directly by Company personnel or through its distributors and dealers. The Company provides warranties of varying length for its products and services and in some cases sells annual technical support programs. The Company's subsidiaries in the technology segment sell to many customers in numerous markets and would not experience a material adverse effect if the business of a single customer is lost.

Intelligent Systems regularly reviews potential hardware and software companies and products for possible acquisition and/or license. Management expects to continue this practice.





                       INTELLIGENT SYSTEMS CORPORATION

INDUSTRY SEGMENT: HEALTH CARE SERVICES

SERVICES PROVIDED

PsyCare is an established provider of specialty treatment programs for individuals with psychiatric and psychological disorders, including depression and substance abuse. The programs are conducted under PsyCare's Rapha trademark and are directed toward individuals who will benefit from a treatment approach which integrates the patient's physical and psychological needs with their Christian beliefs. PsyCare provides a continuum of care, including in-patient hospital programs, partial day programs and intensive group out-patient programs. The company presently has 15 program sites, both adult and adolescent in multiple states. The Company intends to grow its revenue base by adding new in-patient sites in more states as well as more outpatient programs and resource materials. Hospitals in mid to large size metropolitan areas contract with PsyCare to conduct a Rapha treatment program in a separate section of their hospital. PsyCare provides medical and program directors as well as therapists and maintains control over all aspects of the treatment, while the hospital provides the physical facility, administrative services, billing and nursing staff.

MARKETS

The market for PsyCare's treatment programs includes adults and adolescents suffering from illnesses such as depression, addiction and behavioral disorders. The program's integrated approach appeals particularly to individuals affiliated with churches and other organizations with a Christian basis. Hospitals are interested in offering the Rapha program because it addresses a segment of the population not typically being served by the hospital and fits in with the trend by hospitals toward targeted marketing and specialty programs.

MARKETING

Working in local communities and with national associations, PsyCare has developed an extensive network of Christian churches and organizations by helping pastors meet the needs of their church members through educational, outreach and counseling programs. This network will often suggest the Rapha Treatment program when it has church members in need of professional help since members feel comfortable that the care is likely to be consistent with their beliefs. A program called RaphaCare provides member churches and their parishioners with special rates and services, much like a preferred provider network. Introduced in the southeast in 1995, RaphaCare has been very successful and the Company is expanding to other markets. PsyCare also reaches its market through radio broadcast, special events, conventions, print media, and word-of-mouth referrals from satisfied patients.

COMPETITION

PsyCare's competitors include individual and group practices, private hospital-affiliated treatment programs, and other independent treatment programs with a religious component. The Company believes it is one of the top Christian programs in the country. Unlike many of its competitors, PsyCare does not own hospitals or clinics but rather contracts with other facilities to provide its programs in separate sections of the hospital. This variable cost structure, as well as a history of successful treatment methodology, allows PsyCare to be a stable participant in a changing industry. Among PsyCare's strengths is the strong programmatic basis for its treatment which ensures that treatment received in each location is of consistent content and quality and not dependent on the characteristics of a particular therapist. Another key factor is PsyCare's strong network of Christian organizations which support the program's focus.

TRENDS

In the health care services business, the number of patients tends to decline during the summer months and prior to holidays. In addition, there are a number of fundamental changes taking place in the industry. In the past few years, the average length of stay for in-hospital treatment has declined by almost 65 percent. At the same time, managed care payors are exerting pressure to lower reimbursement rates paid to treatment providers. With the focus of many hospitals on expense reduction, PsyCare is continually challenged to maintain its margins. The impact of these trends means that PsyCare must treat more patients just to maintain the same year-to-year revenues while keeping strict control over expenses. Because PsyCare does not have fixed facility costs, has strong local support for its programs and has introduced innovative new programs such as its extensive out-patient programs, it believes it is successfully adapting to these changes. In the fourth



                       INTELLIGENT SYSTEMS CORPORATION
quarter of 1996, a national hospital chain canceled certain Rapha contracts because of a change in the chain's focus and priorities. The company plans to relocate these programs to other hospitals although it anticipates a decline in revenue and profit contribution during the transition stage. In 1996, approximately 37 percent of Company consolidated revenue was derived from programs located at the chain's psychiatric hospitals. This number is expected to decline in 1997 as the Company expands into other hospitals. In 1997, it intends to open programs at new hospitals, expand into more states and add new programs to address other mental health needs in the Christian community.

PATENTS, TRADEMARKS AND TRADE SECRETS

The Company has several patents (both issued and pending) covering certain aspects of its products and processes. It may be possible for competitors to duplicate certain aspects of the Company's products and processes even though the Company regards such aspects as proprietary. The Company has registered with the US Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for its products. The Company believes that an active trademark and copyright protection program is important in developing and maintaining brand recognition and protecting its intellectual property. The Company markets its products under trademarks and service marks such as Rapha Treatment Centers, iEAir, ACCLAIM, SmartWasher, OzzyJuice and others.

PERSONNEL

As of February 28, 1997, the Company had 219 full-time equivalent employees. The Company's employees are not represented by a labor union and the Company has not had any work stoppages or strikes. The Company believes that its employee relations are good.

AFFILIATED PARTNER COMPANIES

From time to time, Intelligent Systems evaluates products or companies which it believes are involved in promising technologies or in non-technology niche markets with good growth potential. From time to time, it has acquired or invested in such products, product rights or companies and expects to continue to do so as a regular part of its strategy. The Company holds minority investment positions in various growth stage companies, most of which are in technology-related fields and privately held. Some examples of the Company's involvement are as follows:

     - A significant equity position in PaySys International, Inc. (PaySys), a leading software company involved in payment processing software systems. The Company is involved with PaySys in areas such as new product planning, research and development, marketing and customer relations. The Company's management holds officer and director positions with PaySys.

     -    A 3.4 percent equity position in IQ Software
          Corporation (IQ), a software company in which the Company has been involved since 1987, which completed its initial public offering in 1992. The Company is represented on the board of IQ.

     - A minority equity position in Paragon Interface, a privately held company involved in data mapping and translation software targeted initially for the insurance industry.

     - A minority equity position in and secured loan to DayStar Digital, Inc. (DayStar), a manufacturer of accelerator cards and Macintosh O/S compatible computers for the high-end pre-press and publishing market. The Company is represented on the board of directors of DayStar.

     - A minor equity position in OrCAD, Inc., acquired on the exchange of stock in the Company's ISJ subsidiary in December 1995. OrCAD completed its initial public offering in March 1996.




                       INTELLIGENT SYSTEMS CORPORATION

ITEM 2. PROPERTIES

At December 31, 1996, to house its manufacturing, sales, service and administration operations, the Company had leases covering approximately 150,187 square feet in three facilities in Atlanta, Georgia and 14,300 square feet in the London, England area. The Company believes that its leased facilities are adequate for its existing and foreseeable business operations. A portion of the headquarters facility is subleased to businesses in the small business incubator.


ITEM 3. LEGAL PROCEEDINGS

The Company is a party to a small number of legal matters arising in the ordinary course of its business. It is management's opinion that none of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of its shareholders during the fiscal quarter ended December 31, 1996.



                                   PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


The Company's Common Stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "INS". The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's Common Stock as reported by AMEX.


YEAR ENDED DECEMBER 31,       1996             1995
                         HIGH     LOW    HIGH     LOW
---------------------------------------------------------
 1ST QUARTER             2 11/16  1 7/8  2  1/4    1 3/8
 2ND QUARTER             3  1/16  1 3/4  1 15/16   1 1/2
 3RD QUARTER             2 15/16  2      2  7/16   1 3/4
 4TH QUARTER             3  1/4   2 1/2  2  3/4    1 15/16

The Company's Common Stock was held by approximately 807 shareholders of record as of March 19, 1997. No cash dividends were declared or paid by the Company in the two year period ended December 31, 1996. The Company does not intend to pay dividends in the foreseeable future.



                       INTELLIGENT SYSTEMS CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

The income statement and balance sheet data reflect the reclassification of the Company's European Distribution Business as a discontinued operation. Refer to
Note 4 to the Consolidated Financial Statements.

(in thousands except share amounts)


TWELVE MONTHS ENDED DECEMBER 31,       1996       1995       1994        1993        1992
-----------------------------------------------------------------------------------------
Net Sales                        $   23,678 $   28,240 $   21,364   $  12,598  $    5,650
Net Income (Loss):
 Continuing Operations                4,239a.      147b.   (6,226)c.    2,945d.    (1,114)e.
 Discontinued Operations                 --         --     (1,505)     (3,369)     (2,601)
                                 ---------- ---------- ----------  ----------  ----------
  Net Income (Loss)                   4,239        147     (7,731)       (424)     (3,715)
Net Income (Loss) Per Share:
 Continuing Operations                 0.80       0.03      (1.05)       0.45       (0.17)
 Discontinued Operations                 --         --      (0.25)      (0.52)      (0.39)
                                 ---------- ---------- ----------  ----------  ----------
  Net Income (Loss) Per Share          0.80       0.03      (1.30)      (0.07)      (0.56)
Total Assets                         24,927     23,330     22,755      26,866      29,381
Working Capital                       8,554      4,092      6,089      15,342      10,824
Long-term Debt                           --         50         --          --          --
Stockholders' Equity                 21,630     18,725     19,192      24,112      24,836
Shares Outstanding at Year End    5,126,767  5,312,867  5,575,767   6,413,368   6,642,168

a. Includes net gains of $6.9 million on investments and non-recurring charges of $1.25 million.
b. Includes $818,000 gain on investment and $1.3 million gain on sale of ISJ.
c. Includes $2.2 million write-off of intangibles, $.6 million expense allocated to purchase price of 1994 acquisitions and $1.5 million gain on sale of Peachtree Software note.
d.   Includes gain of $4.1 million on settlement of lawsuit.
e.   Includes gain of $1.7 million on partial sale of investment.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-year comparisons of financial results described herein reflect results of continuing operations only. The results of the Company's European distribution business (the "Distribution Business"), which was discontinued in mid-1994, are recorded as a separate line item in the accompanying income statements. In December 1995, the Company sold its Intelligent Systems Japan ("ISJ") subsidiary and in September 1996 sold the assets of a small healthcare subsidiary. Results of operations of these businesses are not included in the consolidated results of operations after the respective sale dates. A significant amount of the variance in operating results between 1995 and 1996 can be attributed to the sale of ISJ in 1995.

RESULTS OF OPERATIONS

Net sales from continuing operations are derived from two major areas: technology-related products and services and health care services. Principal operating subsidiaries in the technology segment include InterQuad Services (microcomputer education programs), ChemFree Corporation (bio-remediating parts washers), Intelligent Enclosures (mini-environment systems for ultraclean manufacturing) and Public Health Software Systems (patient information management software for public health agencies). The operating subsidiary in the health care segment is PsyCare America (specialty psychiatric treatment programs).

SALES - Net sales in 1996 were $23,678,000 compared to $28,240,000 in 1995.
The 16 percent decline year-to-year is principally related to the fact that the businesses which were sold in 1995 and 1996 did not contribute to revenues after their respective sale dates. Revenue from the ongoing companies was essentially flat year-to-year with a net increase in revenue from the technology companies and a slight decline in PsyCare revenue. Revenue increases in the technology sector were led by InterQuad and Public Health Software Systems based on a greater volume of services and products sold, offset in part


                       INTELLIGENT SYSTEMS CORPORATION
by a decline in revenue at the ChemFree subsidiary due in large part to stock balancing and a product upgrade program which offset current revenue. The slight decline year-to-year in health care services revenue reflects a fourth quarter reduction in the number of inpatient programs. A national hospital chain in which PsyCare houses a number of its programs terminated certain contracts as a result of their internal restructuring and change in priorities. Consequently, PsyCare expects to open additional programs in other hospitals by mid-1997 although there may be a decline in revenue and profit contribution during this transition stage.

Net sales in 1995 increased 32 percent compared to 1994. In the health care services sector, revenue grew in 1995 because PsyCare expanded the number of programs offered and increased its customer base. Revenue in 1995 includes revenue of PsyCare U.S.A. for 12 months as compared with seven months in 1994. In the technology sector, revenue increased year-to-year due to higher sales volume at ISJ and InterQuad Services as well as from the initial shipments of ChemFree products.

Health care services represent 55 percent, 50 percent and 53 percent of revenue in 1996, 1995 and 1994, respectively. Revenue derived from international sales was 25 percent in 1996, compared to 32 percent of revenue in both 1995 and 1994. The decline in 1996 is due to the sale of ISJ in 1995.

COST OF SALES - Cost of sales in 1996 was 54 percent of revenue compared to 52 percent in 1995. The change is principally related to the fact that ISJ's cost for software products was significantly lower than the cost for products and services provided by the remaining subsidiaries, thus contributing to a lower overall cost of sales in 1995. After eliminating the effect of ISJ, for the remaining operations, there was a decline in cost of sales as a percent of revenue in the health care services segment due to operating efficiencies and lower personnel costs and a slight increase in cost of sales for the technology companies reflecting price pressure due to competition.

Cost of sales in 1995 was slightly higher than in 1994. The increase is principally related to the increased cost (personnel and equipment) of providing computer education and training services at the Company's InterQuad subsidiary and higher costs for initial ChemFree products.

OPERATING EXPENSES - Expenses for marketing, general and administrative and research and development activities were lower by $3,228,000 in 1996 than in 1995. These expenses declined by 20 percent year-to-year on a 16 percent decline in revenue. After eliminating the expense and revenue of ISJ, expenses at the comparable remaining subsidiaries represented 55 percent of revenue in 1996, a significant improvement compared to 70 percent of revenue in 1995. The improvement in the expense to revenue ratio results from improved operating efficiency at the PsyCare operation through consolidation of functions and programs, as well as controlling expenses while growing revenues at the other subsidiaries, except for ChemFree. At ChemFree, expenses increased to provide the infrastructure to support the existing installed base of products, to expand the marketing and sales efforts to develop new channels of distribution and target markets, and to add new product enhancements. In 1996, PsyCare incurred a non-recurring expense of $250,000 in the second quarter to buy out a long-term contract and amend a license agreement with a founder and former employee of PsyCare.

Expenses in all categories were lower in 1995 than in 1994, both in absolute terms and as a percentage of revenue. Most of the margin improvement came as a result of the Company's efforts to reduce operating expenses at existing and newly acquired subsidiaries and the growth in sales volume. Marketing expense was 20 percent less in 1995 than in 1994 due to expense reduction at essentially all subsidiaries, improved productivity and a change in classification of certain marketing expenses to general and administrative at ISJ. General and administrative expense declined by 7 percent in 1995 as compared to 1994. The favorable comparison is due in part to expense controls in 1995 but also to the fact that 1994 expenses contain $2.2 million of non-recurring expenses. Non-recurring expenses in 1995 include a $367,000 write-off of goodwill in the fourth quarter at a small subsidiary.

INTEREST INCOME - Net interest income in 1996 increased by $73,000 over 1995 due in part to lower interest expense in 1996 because the Company repaid its outstanding bank debt in 1996. Net interest income declined slightly in 1995 compared to 1994 because increased borrowings under a line of credit offset in part interest earned from other sources.

INVESTMENT INCOME - In 1996, the Company recorded gains of $6.6 million on aggregate sales of 315,000 shares of common stock of IQ Software Corporation
(IQ) from time to time during the year. The Company also recorded a gain, net of taxes, of $337,000 on the sale of 104,484 shares of OrCAD, Inc. common stock in OrCAD's initial public offering (see Note 3).



                       INTELLIGENT SYSTEMS CORPORATION

As of December 31, 1996, the Company retains 157,801 shares of IQ common stock, of which 154,914 shares are pledged as collateral pursuant to a pledge agreement (Note 6), and 104,484 shares of OrCAD common stock. In the fourth quarter of 1996, the Company recorded a charge of $1.0 million to reduce the carrying value of its minority equity investment in a privately-held business. In 1995, the Company recorded a gain of $818,000 on the sale of a portion of its holdings in IQ and a gain of $1.3 million on the exchange of the Company's equity interest in ISJ for OrCAD, Inc. common stock. In addition, in 1995 the Company recorded a loss of $203,000 related to its pro rata share of the results of PaySys International, Inc., a firm in which the Company holds a significant minority position. In 1994, the Company recorded a gain on the sale of the Company's notes receivable from Peachtree Software, offset in part by a reserve to reduce the carrying value of one of the Company's investments.

OTHER INCOME - In 1994 and 1995, the Company recognized income from marketing and consulting agreements related to the sale of a subsidiary in 1991. The agreements terminated in 1995 and thus no income was recorded in 1996.

TAXES - The Company used net loss carryforwards to offset taxable income in 1996. Income taxes in 1995 are related to the income of ISJ prior to its sale in December 1995 as well as a partial reversal of a tax refund at a subsidiary upon completion of final tax returns for a prior period. Most of the gain which the Company realized on the sale of its note receivable from Peachtree Software in 1994 was offset by tax loss carryforwards. The small tax provision in 1994 reflects the unsheltered portion of the gain and estimated taxes of ISJ.

LOSS FROM CONTINUING OPERATIONS - In 1996, the loss from operations of $2,053,000 (including a non-recurring expense of $250,000) was offset by significant capital gains recognized on the sale of a portion of the Company's holdings in IQ and OrCAD, as explained above. In 1995, the loss from operations of $2.5 million (including $367,000 in non-recurring charges) was offset by non-operating income of $2.7 million. Of the $6.2 million loss from continuing operations in 1994, approximately $3.7 million is related to non-recurring expenses recorded in 1994 offset in part by $2.0 million in non-recurring income.

DISCONTINUED OPERATIONS - As more fully described in Note 4 to the Consolidated Financial Statements, the Company discontinued its Distribution Business effective June 30, 1994. In conjunction with this action, the Company recorded a provision for disposition of the business of $1.4 million, net of applicable taxes of $0, to accrue for net losses estimated to be incurred during the phase-out period and to adjust the carrying amount of the net assets held for sale to net realizable value. Effective December 31, 1996, the Company sold the remaining discontinued operations for the amounts estimated.

COMMON SHARES - The Company has repurchased its common shares in each of the last three years under a stock repurchase program. The repurchases resulted in 5,126,767, 5,312,867 and 5,575,767 shares outstanding at December 31, 1996,
1995 and 1994, respectively.

ACCOUNTING CHANGES - In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The Statement requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its proforma effects on net income. The Company adopted the disclosure requirements of this statement and has chosen to continue to apply the accounting provision of Accounting Principle Board Opinion No. 25. As a result, the adoption of this new standard did not have an effect on the Company's financial position or results of operations.

Effective January 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the Company's financial position.

LIQUIDITY AND CAPITAL RESOURCES

In 1996, the principal sources of liquidity were $7,193,000 from the proceeds of various sales of IQ stock, $1,069,000 from the proceeds of the sale of OrCAD common stock and repayment of a note receivable of $400,000. The principal uses of funds were to increase the Company's long-term investments as a minority investor in several promising, privately-held companies, to repay $1,488,000 of bank debt, to repurchase 236,100 shares of the Company's common stock during the


                       INTELLIGENT SYSTEMS CORPORATION
year for $619,000, to purchase approximately $1.4 million in fixed assets (mainly computers and related equipment), to purchase certificates of deposit totaling $1,056,000, and to fund working capital requirements of domestic operations.

In 1995, the principal sources of liquidity were a cash payment of $962,000 representing payment in full of a promissory note related to the sale of the Company's French subsidiary, proceeds of $1.3 million from the sale of short-term investments, advances under the Company's line of credit and proceeds of $939,000 from the sale of a portion of the Company's holdings in IQ common stock. The principal uses of funds were to make loans to and acquire additional equity in firms in which the Company is a minority owner, to repurchase 262,900 shares of the Company's common stock, and to provide working capital for several domestic subsidiaries.

The Company believes it has adequate working capital to support current operations and plans. As explained in Note 1 to the Consolidated Financial Statements, a substantial deterioration in the financial condition of any of the companies in which the Company has long-term investments could have an adverse effect on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


No independent public accountant of the Company has resigned, indicated any intent to resign or been dismissed as the independent public accountant of the Company during the two years ended December 31, 1996 or subsequent thereto.



                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to management's nominees for directors and to the executive officers of the Company is set forth under the captions "Proposal 2 - The Election of Directors - Nominees" and "Proposal 2 - The Election of Directors - Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 6, 1997. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10% of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the above referenced Proxy Statement. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information relating to management compensation is set forth under the captions "Proposal 2 - The Election of Directors - Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth in the subsections entitled "Proposal 2 - The Election of Directors - Executive Compensation - Board Compensation Committee Report on Executive Compensation" and "Performance Graph," which specifically are not so incorporated by reference.








                       INTELLIGENT SYSTEMS CORPORATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of the Company's $0.01 par value Common Stock by certain persons is set forth under the caption "Voting - Principal Shareholders, Directors and Certain Executive Officers" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 2, 1996, J. Leland Strange, president and a director of the Company, exercised 50,000 stock options. Mr. Strange turned in 14,894 shares to the Company at $2.9375 per share in payment of the exercise price and sold the remaining 35,106 shares to the Company at $2.75 per share, in a transaction which had prior approval of the board of directors. The proceeds to Mr. Strange on the sale of the shares was $96,542.



                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

     1.  Financial Statements

     The following consolidated financial statements and related report of independent public accountants are included in this report and are incorporated by reference in Part II, Item 8 hereof. See the Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

     Report of Independent Public Accountants
     Consolidated Balance Sheets at December 31, 1996 and 1995
     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flow for the years ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

     The following financial statement schedules are included in this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the consolidated financial statements or notes thereto. See the Index to Financial Statements and Supplemental Schedule on page F-1 hereof.

     Schedule II - Valuation and Qualifying Accounts and Reserves
     Report of Independent Auditors for InterQuad Services Limited Report of Independent Auditors for PaySys International, Inc.

     3.  Exhibits

     The following exhibits are filed with or incorporated by reference in this report. The Company will furnish any exhibit upon request to Bonnie L. Herron, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.



                       INTELLIGENT SYSTEMS CORPORATION

2.1 Stock Exchange Agreement between OrCAD, Inc., Intelligent Systems Corporation, Stuart A. Harrington, Michel A. Burton, and various ISJ minority shareholders dated December 2, 1995. (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-K for the year ended December 31, 1995.)

2.2 Piggyback Registration Rights Agreement regarding stock of OrCAD, Inc. dated December 1, 1995. (Incorporated by reference to Exhibit 2.2 to the Registrant's Form 10-K for the year ended December 31, 1995.)

2.3 Stock Purchase Agreement between Intelligent Systems Corporation and PsyCare U.S.A., LLC dated September 1, 1995. (Incorporated by reference to
     Exhibit 2.16 to the Registrant's Form 10-K for the year ended December 31, 1995.)

2.4 Subscription, Assignment and Assumption agreement by and among PsyCare L.P., PsyCare U.S.A., LLC and PsyCare America LLC dated January 1, 1996. (Incorporated by reference to Exhibit 2.17 to the Registrant's Form 10-K for the year ended December 31, 1995.)

3(i) Amended and Restated Articles of Incorporation of the Registrant dated
     November 14, 1991. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

3(ii)Bylaws of the Registrant dated March 11, 1997.

4.1 See Exhibits 3(i) and 3(ii) for instruments defining rights of holders of Common Stock and Special Stock of Registrant.

10.1 Lease Agreement dated March 11, 1985, between a subsidiary of the Registrant and A.R. Weeks. (Incorporated by reference to Exhibit 10.1 to Intelligent Systems Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 1986.)

10.2 Amendment to Lease Agreement dated November 30, 1990 between a subsidiary of the Registrant and A.R. Weeks. (Incorporated by reference to Exhibit
     10.2 to Intelligent Systems Master, L.P. Annual Report on Form 10-K for the year ended December 31, 1990.)

10.3 Pledge Agreement between Intelligent Systems Corporation and IQ Software Corporation dated April 18, 1995. (Incorporated by reference to Exhibit
     10.3 to the Registrant's Form 10-K for the year ended December 31, 1995.)

10.4 Unconditional Guarantee of Intelligent Systems Corporation in favor of IQ Software Corporation dated April 18, 1995. (Incorporated by reference to
     Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1995.)

10.5 Promissory Note of Registrant in favor of NationsBank dated September 29, 1995 and related Security Agreement. (Incorporated by reference to Exhibit
     10.5 to the Registrant's Form 10-K for the year ended December 31, 1995.)

10.6 Management Compensation Plans and Arrangements:

     (a)  Intelligent Systems Corporation 1991 Stock Incentive Plan.
     (b)  Intelligent Systems Corporation Change in Control Plan for Officers.
     (c)  Intelligent Systems Corporation Outside Director's Retirement Plan.

     (All of the above are incorporated by reference to Exhibit 10.4 to Intelligent Systems Corporation Annual Report on Form 10-K for the year ended December 31, 1993.)


21.0 List of subsidiaries of Registrant.

23.1 Consent of Arthur Andersen LLP.

23.2 Consent of Morley and Scott.

23.3 Consent of Ernst and Young LLP.

                       INTELLIGENT SYSTEMS CORPORATION

27   Financial Data Schedule (for SEC use only)

(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed by the Registrant during the last quarter covered by this report, October 1, 1996 to December 31, 1996.

(C)  SEE ITEM 14(A)(3) ABOVE.

(D)  SEE ITEM 14(A)(2) ABOVE.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INTELLIGENT SYSTEMS CORPORATION
                                            Registrant

                                            By: /s/ J. LELAND STRANGE
                                               ---------------------------------
                                                J. Leland Strange
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE               CAPACITY                                      DATE

/s/ J. LELAND STRANGE   Chairman of the Board, President,             March 28, 1997
---------------------   Chief Executive Officer and Director
J. Leland Strange       (Principal Executive Officer)

/s/ HENRY H. BIRDSONG   Chief Financial Officer                       March 28, 1997
---------------------   (Principal Accounting and Financial Officer)
Henry H. Birdsong

/s/ DONALD A. MCMAHON   Director                                      March 28, 1997
---------------------
Donald A. McMahon

/s/ JAMES V. NAPIER     Director                                      March 28, 1997
-------------------
James V. Napier

/s/ JOHN B. PEATMAN     Director                                      March 28, 1997
-------------------
John B. Peatman

/s/  PARKER H. PETIT    Director                                      March 28, 1997
--------------------
Parker H. Petit



                       INTELLIGENT SYSTEMS CORPORATION

                       INTELLIGENT SYSTEMS CORPORATION
          INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to
Item 8:

FINANCIAL STATEMENTS:


       Report of Independent Public Accountants......................F-2

       Consolidated Balance Sheets - December 31, 1996 and 1995......F-3

       Consolidated Statements of Operations -
        Years Ended December 31, 1996, 1995 and 1994.................F-4

       Consolidated Statements of Changes in Stockholders' Equity -
        Years Ended December 31, 1996, 1995 and 1994.................F-5

       Consolidated Statements of Cash Flow -
        Years Ended December 31, 1996, 1995 and 1994.................F-6

       Notes to Consolidated Financial Statements....................F-7


FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):


       Schedule II - Valuation and Qualifying Accounts and Reserves...S-1

       Report of Independent Auditors for InterQuad Services Limited..S-2

       Report of Independent Auditors for PaySys International, Inc...S-3



                       INTELLIGENT SYSTEMS CORPORATION

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  TO THE STOCKHOLDERS OF INTELLIGENT SYSTEMS CORPORATION:

  We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiary companies and operating partnerships as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of InterQuad Services Limited, a wholly-owned subsidiary, which statements reflect total assets and total revenues of
  9.4 percent and 16.1 percent, respectively, in 1996 and 8.5 percent and
  16.8 percent, respectively, in 1995 of the consolidated totals. We did not audit the financial statements of PaySys International, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in PaySys International, Inc. represents 6.9 percent of total assets in 1996 and the equity in its net income represents 1.1 percent of consolidated net income for 1996. The statements of InterQuad Services Limited and PaySys International, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for InterQuad Services Limited and PaySys International, Inc., is based solely on the reports of the other auditors.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and its subsidiary companies and operating partnerships as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


  ARTHUR ANDERSEN LLP




  Atlanta, Georgia
  February 27, 1997




                       INTELLIGENT SYSTEMS CORPORATION

                       INTELLIGENT SYSTEMS CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     (in thousands except share amounts)


AS OF DECEMBER 31,                                                                   1996        1995
------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                              $ 2,434   $     520
 Certificate of deposit                                                              1,056          --
 Accounts receivable, net                                                            3,764       3,964
 Notes and interest receivable                                                       3,212       3,127
 Inventories                                                                           648         502
 Other current assets                                                                  737         534
------------------------------------------------------------------------------------------------------
   Total current assets                                                              11,851      8,647
------------------------------------------------------------------------------------------------------
Long-term investments                                                                 8,967     10,922
Long-term notes receivable                                                            1,414      1,356
Property and equipment, at cost less accumulated depreciation and amortization        2,126      1,619
Excess of cost over underlying net assets of businesses acquired,
   net of accumulated amortization                                                      569        786
------------------------------------------------------------------------------------------------------
Total assets                                                                        $24,927   $ 23,330
======================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current liabilities:
 Short-term borrowings                                                              $    --   $  1,488
 Accounts payable                                                                       984      1,632
 Accrued expenses and other current liabilities                                       2,313      1,435
------------------------------------------------------------------------------------------------------
   Total current liabilities                                                          3,297      4,555
------------------------------------------------------------------------------------------------------
Long-term debt                                                                          --          50
------------------------------------------------------------------------------------------------------
Stockholders' equity:
 Common stock, $.01 par value, 20,000,000 authorized, 5,126,767 and
   5,312,867 outstanding at December 31, 1996 and 1995, respectively                     51         53
 Paid-in capital                                                                     24,139     24,756
 Foreign currency translation adjustment                                               (196)      (153)
 Unrealized gain in available-for-sale securities                                     3,804      4,476
 Accumulated deficit                                                                 (6,168)   (10,407)
------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                        21,630     18,725
------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $24,927   $ 23,330
======================================================================================================

The accompanying notes are an integral part of these balance sheets.

                        INTELLIGENT SYSTEMS CORPORATION
                                      F-3

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except share amounts)




YEAR ENDED DECEMBER 31,                                              1996        1995       1994
-------------------------------------------------------------------------------------------------
Net sales                                                        $  23,678   $  28,240  $  21,364
Expenses:
  Cost of sales                                                     12,838      14,579     10,897
  Marketing                                                          4,624       4,280      5,391
  General & administrative                                           7,983      10,846     11,751
  Research & development                                               286         995      1,639
-------------------------------------------------------------------------------------------------
Loss from operations                                                (2,053)     (2,460)    (8,314)
-------------------------------------------------------------------------------------------------
Other income:
  Interest income, net                                                 501         428        463
  Investment income                                                  5,844       1,896      1,091
  Other income (loss), net                                             (38)        399        633
-------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and minority interest      4,254         263     (6,127)
-------------------------------------------------------------------------------------------------
Income tax provision                                                     3         102         78
-------------------------------------------------------------------------------------------------
Income (loss) before minority interest                               4,251         161     (6,205)
-------------------------------------------------------------------------------------------------
Minority interest                                                       12          14         21
-------------------------------------------------------------------------------------------------
Net income (loss) from continuing operations                         4,239         147     (6,226)
-------------------------------------------------------------------------------------------------
Discontinued operations:
  Loss from discontinued operations                                     --          --       (133)
  Estimated loss on disposal of discontinued operations                 --          --     (1,372)
-------------------------------------------------------------------------------------------------
Net income (loss)                                                $   4,239   $     147  $  (7,731)
=================================================================================================
Net income (loss) per share based upon weighted
 average shares outstanding:
  Continuing operations                                          $    0.80   $    0.03  $   (1.05)
  Discontinued operations                                               --          --      (0.25)
-------------------------------------------------------------------------------------------------
Net income (loss) per share                                      $    0.80   $    0.03  $   (1.30)
=================================================================================================
Weighted average shares outstanding                              5,278,269   5,371,401  5,947,515
=================================================================================================

The accompanying notes are an integral part of these statements.


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-4

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                      (in thousands except share amounts)


                                                          YEAR ENDED DECEMBER 31,
STOCKHOLDERS' EQUITY                                   1996        1995        1994
--------------------------------------------------------------   ---------   ---------

COMMON STOCK, NUMBER OF SHARES, beginning of year    5,312,867   5,575,767   6,413,368
Exercise of options during year                         50,000          --          --
Purchase and retirement of stock                      (236,100)   (262,900)   (837,601)
--------------------------------------------------------------------------------------
  End of year                                        5,126,767   5,312,867   5,575,767
--------------------------------------------------------------------------------------
COMMON STOCK, AMOUNT, beginning of year             $       53  $       56  $       67
Purchase and retirement of stock                            (2)         (3)        (11)
--------------------------------------------------------------------------------------
  End of year                                               51          53          56
--------------------------------------------------------------------------------------
PAID-IN CAPITAL, beginning of year                      24,756      25,263      27,035
Purchase and retirement of stock                          (617)       (507)     (1,772)
--------------------------------------------------------------------------------------
  End of year                                           24,139      24,756      25,263
--------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT, beginning
of year                                                   (153)       (141)       (167)
Foreign currency translation adjustment during year        (43)        (12)         26
--------------------------------------------------------------------------------------
  End of year                                             (196)       (153)       (141)
--------------------------------------------------------------------------------------
UNREALIZED GAIN IN AVAILABLE-FOR-SALE SECURITIES         3,804       4,476       4,568
--------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, beginning of year                 (10,407)    (10,554)     (2,823)

Net income (loss)                                        4,239         147      (7,731)
--------------------------------------------------------------------------------------
  End of year                                           (6,168)    (10,407)    (10,554)
--------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                          $   21,630  $   18,725  $   19,192
======================================================================================

The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION
                                      F-5

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                  YEAR ENDED DECEMBER 31,
CASH PROVIDED BY (USED FOR):                                      1996       1995     1994
-----------------------------------------------------------------------------------------------
OPERATIONS:
 Net income (loss)                                              $ 4,239    $  147    $(7,731)
 Adjustments to reconcile net income (loss)
  to net cash provided by
  (used for) operating activities, net of
  effects of acquisitions and dispositions:
    Depreciation and amortization                                   985     1,451      3,853
    Gain from sale of assets                                     (5,804)   (2,545)    (1,457)
    Equity in net loss  (gain) of affiliates                        (40)      203         --
    Loss from discontinued operations                                --        --      1,505
    Changes in operating assets and liabilities:
     Accounts receivable                                            195    (1,210)     1,010
     Inventories                                                   (203)     (180)        15
     Other current assets                                          (202)       66         84
     Accounts payable                                              (520)      665       (415)
     Accrued expenses and other current liabilities                 885       316       (232)
-----------------------------------------------------------------------------------------------
Cash used for continuing operations                                (465)   (1,087)    (3,368)
===============================================================================================
INVESTING ACTIVITIES:
 Proceeds from sale of investment                                 8,267       939         --
 Decrease in net assets/liabilities of
  discontinued operations                                            --       939      3,635
 Acquisitions of companies, net of cash acquired                     --        (8)    (2,288)
 Increase in ownership of subsidiaries                             (136)       --         --
 Increase (decrease) in minority interests                           --      (136)        15
 Dispositions (acquisitions) of short-term
  investments                                                        --     1,328     (1,328)
 Acquisitions of long-term investments                           (1,025)     (796)    (2,003)
 Repayments of (advances under) notes receivable, net              (115)   (1,644)     7,249
 Purchases of certificates of deposit                            (1,056)       --         --
 Purchases of property and equipment, net                        (1,406)     (752)      (697)
-----------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                  4,529      (130)     4,583
===============================================================================================
FINANCING ACTIVITIES:
 Net borrowings (repayments) under short-term
  borrowing arrangements                                         (1,488)    1,249        222
 Purchase and retirement of stock                                  (619)     (509)    (1,783)
 Foreign currency translation adjustment                            (43)       27         26
-----------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                 (2,150)      767     (1,535)
===============================================================================================
Net increase (decrease) in cash                                   1,914      (450)      (320)
Cash at beginning of year                                           520       970      1,290
-----------------------------------------------------------------------------------------------
Cash at end of year                                             $ 2,434    $  520       $970
===============================================================================================

The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION
                                      F-6

================================================================================
NOTE 1
================================================================================

ORGANIZATION AND
SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization - Intelligent Systems Corporation, a Georgia corporation (the "Corporation" or the "Company"), was formed in November 1991 to acquire through merger the business, net assets and operations of Intelligent Systems Master, L.P. (the "Partnership").

Nature of Operations - The Company is involved in creating and managing businesses through flexible partnership arrangements. Consolidated partnership companies (in which the Company is the majority owner) are principally engaged in two industries: technology related products and services and health care services (as defined more specifically in Note 14.) The Company's affiliate partnership companies (in which the Company has a minority ownership stake) are mainly involved in the technology industry.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and all its majority owned U.S. and non-U.S. subsidiary companies and operating partnerships after elimination of all material intercompany accounts and transactions.

Investments - Investments in entities in which Intelligent Systems has a 20 to 50 percent ownership interest are accounted for by the equity method. Investments of less than 20 percent in non-marketable equity securities are accounted for at the lower of cost or market. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). In 1994 the Company adopted SFAS No. 115. The initial adoption of SFAS No. 115 required the recording of an unrealized gain in available-for-sale securities of $2,947,000 as a separate component of stockholders' equity. The adoption of SFAS No. 115 had no impact on retained earnings. The aggregate fair value of the Company's available-for-sale securities, which consist of 157,801 and 472,801 shares of IQ Software Corporation (IQ) common stock as of December 31, 1996 and 1995, respectively, and 104,484 shares of common stock of OrCAD, Inc. (OrCAD) as of December 31, 1996, totaled $4,818,000 and $5,323,000, respectively, which include unrealized holding gains of $3,804,000 and $4,476,000, respectively, which are reflected as a separate component of stockholders' equity. Through February 21, 1997, the market value of these securities decreased by $2.2 million from December 31, 1996. The Company does not believe that this decrease represents a permanent impairment of value. The Company recorded gains of $6,628,000 and $818,000 on sales of 315,000 and 67,362 shares of IQ common stock in 1996 and 1995, respectively. Cash proceeds in 1996 from the sale of 315,000 shares of IQ stock and 104,484 shares of OrCAD stock were $7,193,000 and $1,069,000, respectively. The gains on the transactions are calculated based on the average cost basis of the securities. The Company's short-term investments are classified as trading securities under SFAS No. 115. The impact on the December 31, 1995 and 1994 financial statements of applying SFAS No. 115 to the trading securities was immaterial. Approximately $6.5 million of the Company's long-term investments are concentrated in IQ, OrCAD (Note 3), DayStar Digital, Inc. and PaySys International, Inc. (Note 5). A deterioration in the financial condition of any of these companies could have an adverse effect on the Company's financial condition.

Translation of foreign currencies - The Company considers that local currencies are the functional currencies for foreign operations. Assets and liabilities are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses which result from foreign currency transactions are included in earnings.

Inventories - Inventories are stated at the lower of average cost or market. Cost includes labor, materials and production overhead. Market is defined as net realizable value.

Property and equipment - Property and equipment are carried at cost. For financial reporting purposes, depreciation is provided using the 150 percent declining balance method over the estimated lives of the assets, as follows:


CLASSIFICATION          USEFUL LIFE IN YEARS
--------------------------------------------
Operating equipment              5
Furniture & fixtures             7
Leasehold improvements          4-11
--------------------------------------------

Accumulated depreciation and amortization was $3,162,000 and $2,668,000 at December 31, 1996 and 1995, respectively.

Intangibles - Intangibles are carried at cost net of related amortization. The excess of costs over underlying net assets of businesses acquired is generally amortized over periods of


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-7
three to five years using the straight-line method. Accumulated amortization of intangibles totaled $1.2 million and $1.3 million at December 31, 1996 and December 31, 1995, respectively. The Company follows a policy of writing off the asset and accumulated amortization for fully amortized intangibles. The Company periodically reviews the values assigned to intangible assets to determine whether they have been permanently impaired. Relative to goodwill, the Company uses an estimate of the undiscounted cash flows of the applicable entity over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Based on this analysis, the Company wrote off $367,000 of goodwill related to Carisys, Inc. in 1995. During 1994 the Company wrote off $1,591,000 of goodwill relating to Intelligent Enclosures. During 1994, the Company also wrote off $610,000 of intangible assets relating to certain contracts and licenses acquired during 1993 and 1994 which were subsequently terminated. These write-offs are reflected in general and administrative expense in the accompanying statements of operations. During 1994, the Company also expensed $580,000 related to the allocation of purchase price of the 1994 acquisitions. In 1996, 1995 and 1994, the Company recorded intangible amortization expense of approximately $332,000, $773,000 and $2.8 million, respectively.

Accrued expenses and other current liabilities - Accrued expenses and other liabilities at December 31, 1996 and 1995 consisted of the following:


(in thousands)                    1996   1995
---------------------------------------------
Accrued wages and payroll taxes  $ 392  $ 323
Deferred revenue                   421    477
Duty reserve                        --    130

Warranty costs - Estimated costs associated with product warranties are accrued as an expense in the period the related sales are recognized.

Revenue recognition - Sales are recorded when products are shipped and all significant obligations are complete, or in the case of service providers, when the services are rendered. The Company provides for estimated sales returns in the period in which the sales are recorded.

Cost of sales - Cost of sales includes direct material, direct labor and production overhead for product companies and direct cost of services rendered for service companies.

Accounting Changes - In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The Statement requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its pro forma effects on net income. The Company has adopted the disclosure requirements of this statement and has chosen to continue to apply the accounting provision of Account Principle Board Opinion No. 25. As a result, the adoption of this new standard did not have an effect on the Company's financial position or results of operations. See Note 12.

Effective January 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the Company's financial position.

Restated Amounts - Certain prior year amounts have been restated for current year presentation.


================================================================================
NOTE 2
================================================================================

ACQUISITIONS

Carisys, Inc. - Effective February 8, 1995, the Company acquired a controlling interest in Carisys, a start-up engaged in the manufacture and sale of carrier tape products. The Company had previously held a minority ownership position in Carisys. The Company paid $100,000 in cash for its equity interest and exercised an existing warrant for no additional consideration. The acquisition was accounted for as a purchase. Since the date of acquisition, the Company has consolidated the results of operations of Carisys without recording a minority interest, since there are no other contributing investors. The Company wrote off $367,000 of goodwill related to Carisys in the fourth quarter of 1995 and the business wound down its operations in early 1996 due to unexpected losses and market changes.

PsyCare U.S.A., LLC - Effective June 1, 1994, the Company acquired a 70 percent interest in PsyCare U.S.A., LLC, a company formed for the purpose of simultaneously acquiring the assets and operations of U.S.A. Rapha, Inc. PsyCare U.S.A. is a provider of mental health care and substance abuse treatment programs to certain niche markets throughout the United States. The Company paid $600,000 in cash for the equity interest and agreed to provide a line of credit to PsyCare U.S.A. In 1995,the Company converted a portion of the line of credit into additional equity, thereby increasing its ownership percentage of PsyCare U.S.A. In 1996, the Company made an additional investment of $136,000 and became the sole owner. Since June 1, 1994, the Company has consolidated 100 percent of PsyCare U.S.A.'s operations, without recording a minority interest, since there are no other contributing investors. In 1996, the Company merged the operations of PsyCare U.S.A. and


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-8

PsyCare L.P., a majority owned company, into a newly formed company, PsyCare America, LLC, of which the Company effectively owns a 76 percent equity interest.


================================================================================
NOTE 3
================================================================================

SALE OF ASSETS

Intelligent Systems Japan, K. K. - Effective December 2, 1995, the Company sold all its ownership interest in Intelligent Systems Japan (ISJ), a subsidiary company, to OrCAD, Inc. Since 1990, ISJ had been the exclusive distributor in Japan of OrCAD software products. The Company exchanged its interest in ISJ for 208,968 shares of common stock of OrCAD, which is carried on the Company's balance sheet as a long-term investment. The Company recorded a gain of $1.3 million in the quarter ended December 31, 1995 on the exchange transaction. On March 1, 1996, OrCAD completed its initial public offering. The Company sold one-half of its OrCAD stock (104,484 shares) in the initial public offering and recognized a gain, net of tax, of $337,000 in the first fiscal quarter of 1996.


================================================================================
NOTE 4
================================================================================

DISCONTINUED OPERATIONS

Effective June 1994, the Company adopted a plan to discontinue the operations of its European subsidiaries which are involved in distribution of computer hardware and software products (the "Distribution Business"). As part of its plan to discontinue the Distribution Business in France, Germany and the United Kingdom, the Company sold its French operation in August 1994 for $2.8 million in cash and a promissory note of $962,000. Effective December 31, 1996, the Company sold its discontinued operations in Germany and the U.K. to a privately held foreign corporation for $100,000 cash. The results of operations of the Distribution Business and its net assets and liabilities, previously included in the Company's consolidated results, have been reported separately as discontinued operations in the consolidated financial statements. In conjunction with the discontinuation, the Company recorded a provision for disposition of the Distribution Business of $1,372,000, which included estimated operating losses during the phase-out period and reserves to adjust the carrying amount of the net assets held for sale to net realizable value, net of applicable taxes of $0. No gain or loss was recognized upon the sale of the discontinued operations. Revenue for the Distribution Business for the years ended December 31, 1996, 1995 and 1994 was $14.3 million, $14.7 million and $15.9 million, respectively. The results of operations of the Distribution Business during the years ended December 31, 1996, 1995 and 1994 were $141,000, $(300,000) and $(501,000), respectively.


================================================================================
NOTE 5
================================================================================

INVESTMENTS IN AFFILIATES

At December 31, 1996, the Company owned a 37 percent ownership interest in PaySys International, Inc. (PaySys). Because the ownership interest is 50 percent or less, the investment is classified as an affiliate and accounted for using the equity method of accounting. No dividends were received from the affiliate during 1996 and 1995. Retained earnings in 1996 and 1995 included undistributed earnings of PaySys, net of taxes, of $47,000 and $(203,000), respectively.

The table below contains the summarized financial information of PaySys.


YEAR ENDED DECEMBER 31,
-----------------------------------------
(in thousands)              1996     1995
-----------------------------------------
Current assets           $11,868  $ 7,364
Current liabilities       14,271    8,914
Noncurrent assets          4,494    4,143
Noncurrent liabilities     1,929    2,581
Net sales                $26,926  $21,728
Operating income (loss)      358     (142)
Net income (loss)            139(1)  (472)(2)

1. includes final installment payment of $1.8 million royalty expense.
2. includes non-recurring charge of $1.2 million to write off capitalized software.

================================================================================
NOTE 6
================================================================================

ACCOUNTS AND
NOTES RECEIVABLE AND
OTHER COMMITMENTS

At December 31, 1996 and 1995, the Company's allowance for doubtful accounts and sales returns amounted to $372,000 and $318,000, respectively.

Provisions for doubtful accounts and sales returns were $312,000, $446,000 and $298,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company holds minority ownership positions in DayStar Digital, Inc. (Macintosh compatible accelerator cards and media publishing workstations) and Digital Wireless, Inc. (wireless communication products). As part


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-9
of these transactions, the Company entered into secured loan agreements with terms of two to three years and interest rates ranging from 2 to 5 percent over prime. The Company provided advances under these commitments (which amount to approximately $2.9 million and $4.0 million at December 31, 1996 and 1995, respectively, and which are included in notes receivable in the accompanying balance sheet) and does not expect additional funding during the terms of the agreements. At December 31, 1996, the Company owns less than twenty percent of the equity in DayStar Digital and Digital Wireless and accounts for these investments at cost.

The Company's long-term notes receivable totaling $1,414,000 are due in 1988.

In April 1995, the Company entered into a Pledge Agreement with IQ Software Corporation (IQ) pursuant to which the Company pledged 240,163 shares of IQ stock held by the Company as collateral for a loan of $1.8 million from IQ to DayStar Digital Inc. At the time of the transaction, DayStar used the proceeds from the loan to repay a portion of its debt to the Company. In 1996, IQ released 85,259 shares of stock held as collateral which were then sold by the Company in several market transactions. Upon the sale of the stock, the Company secured certificates of deposit totaling $1.1 million as replacement collateral. IQ retains 154,904 shares as additional collateral.

================================================================================
NOTE 7
================================================================================

BORROWINGS

Terms and borrowings under the Company's credit facilities are summarized below:


(in thousands)                        1996     1995
---------------------------------------------------
Maximum outstanding (month-end)     $1,476   $1,619
Outstanding at year end                 --   $1,488
Average interest rate at  year end     N/A        9%
Average borrowings during the year  $  604   $  976
Average interest rate                 10.0%     9.5%
---------------------------------------------------

Interest paid on debt during 1996, 1995 and 1994 amounted to $61,000, $93,000 and $2,000, respectively.

================================================================================
NOTE 8
================================================================================

INCOME TAXES

Tax returns for the Company are subject to examination by federal and state taxing authorities for the years ended December 31, 1996, 1995, 1994 and 1993.

The income tax provision related to operations consists of the following:



YEAR ENDED DECEMBER 31,
(in thousands)          1996  1995  1994
-----------------------------------------
Current:
Foreign                   --  $  46  $ 13
Domestic                   3     56    65
-----------------------------------------
                        $  3  $ 102  $ 78
=========================================

A reconciliation between the Company's effective tax rate and the U.S. statutory rate is not provided since only state income and foreign taxes are provided.

At December 31, 1996, the Company's domestic subsidiaries had net operating loss carryforwards totaling $18.0 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2005 and continuing through 2011. The utilization of these carry-forwards may be limited in some cases to taxable income of the particular subsidiary and also may be subject to annual limitation under the Internal Revenue Code in connection with a greater than 50% change in ownership as defined under Section 382.

The Company accounts for income taxes using Statement of Financial Accounting Standard 109 "Accounting for Income Taxes". The Company has a deferred tax benefit of approximately $8.6 million and $6.0 million at December 31, 1996 and 1995, respectively. As the Company's ability to realize the deferred tax asset is uncertain, the amount is offset in both 1996 and 1995 by a valuation allowance of an equal amount. The deferred tax benefit at December 31, 1996 and 1995 relates primarily to net operating loss carryforwards.

Income taxes paid during 1996, 1995 and 1994 amounted to $3,000, $0 and $65,000, respectively.



                        INTELLIGENT SYSTEMS CORPORATION
                                      F-10

================================================================================
NOTE 9
================================================================================

COMMITMENTS AND
CONTINGENCIES

The Company has noncancellable operating leases expiring at various dates through 2006. Future minimum lease payments are as follows:



YEAR ENDED DECEMBER 31,
------------------------------------
(in thousands)
------------------------------------
            1997              $1,082
            1998                 392
            1999                 375
            2000                 376
            2001                 103
         Thereafter              799
------------------------------------
Total minimum lease payments  $3,127

Rental expense for leased facilities and equipment related to operations amounted to $1.0 million, $1.4 million and $1.2 million, for the years ended December 31, 1996, 1995 and 1994, respectively.


================================================================================
NOTE 10
================================================================================

POST-RETIREMENT BENEFITS

Effective January 1, 1992, the Company adopted the Outside Directors' Retirement Plan which provides for each nonemployee director, upon resignation from the Board after reaching the age of 65, to receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The Company has accrued $80,000 to date related to anticipated payments under the plan.


================================================================================
NOTE 11
================================================================================

STOCKHOLDERS' EQUITY

The Corporation has authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 2,000,000 shares of Special Stock, $.10 par value per share. No shares of Special Stock have been issued and the Company does not presently contemplate the issuance of such shares. The Board of Directors has authorized stock repurchases at current trading prices at various times in the past six years. In 1996, the Board authorized repurchases of up to 500,000 shares of the Company's common stock. The Company repurchased and retired 236,100, 262,900 and 837,601 shares of common stock in the years ended December 31, 1996, 1995 and 1994, respectively.


================================================================================
NOTE 12
================================================================================

STOCK OPTION PLAN

The Company instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991. The Plan provides up to 650,000 shares of common stock that may be sold to officers and key employees. The Company intends to seek shareholder approval at the Company's 1997 Annual Meeting to amend the Plan to increase the number of shares authorized under the Plan to 925,000. Stock options are granted at fair market value on the date of grant. As of December 31, 1996, 285,000 options are fully vested and exercisable at a weighted average price per share of $0.899. Of the unvested options, 115,000 vest ratably over four years from the grant date and 290,000 stock options become exercisable in 2003. Under certain circumstances, the vesting dates for these options may accelerate. All options expire ten years from their respective dates of grant. At December 31, 1996, the weighted average remaining contractual life of the outstanding options is 7.8 years and there are 285,000 options exercisable with option prices ranging from $0.875 to $2.25 and with a weighted average price per share of $0.90. Stock option transactions during the three years ended December 31, 1996 were as follows:


(in thousands)                     1996     1995     1994
----------------------------------------------------------
Options outstanding
 at January 1                   640,000  330,000  330,000
Options granted                 410,000  310,000       --
Options exercised                50,000       --       --
Options canceled                310,000       --       --
Options outstanding
 at December 31                 690,000  640,000  330,000
Options available for grant
 at December 31                      --   10,000  320,000
Option price ranges
 per share:
Granted                      $2.25-2.94  $  2.07       --
Exercised                         0.875       --       --
Canceled                           2.07       --       --
Weighted average option
 price per share:
Granted                         $  2.42  $  2.07       --
Exercised                         0.875       --       --
Canceled                           2.07       --       --
Outstanding at
 December 31                       1.79     1.45    0.875

The Company accounts for the Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123. The fair value of each option granted in 1995 and 1996 has been estimated as of the date of grant using the Black-Scholes option pricing

                        INTELLIGENT SYSTEMS CORPORATION
                                      F-11
model with the following weighted average assumptions: risk free interest rate of 6.3%, expected life of the option of 6 years, expected dividend yield rate of 0%, and expected volatility of 63%. Under these assumptions, the weighted average fair value of options granted in 1996 was $1.54. There were no awards under the Plan in 1994. The fair value of the grants would be amortized over the vesting period for the options. Accordingly, the Company's pro forma net income and net income per common share assuming compensation cost was determined under SFAS No. 123 would have been the following:


                  YEAR ENDED DECEMBER 31,
-----------------------------------------------------
(in thousands)                       1996       1995
-----------------------------------------------------
Net income                         $4,205       $ 147
Net income per common share
 fully diluted                     $  .80       $ .03

Because SFAS No. 123 method of accounting has not been applied to grants and awards prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.


================================================================================
NOTE 13
================================================================================

FOREIGN SALES
AND OPERATIONS

Aggregate export and foreign sales from continuing operations were approximately $5.9 million, $9.0 million and $6.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Export and foreign sales were made principally in the United Kingdom and the Far East. Sales in these geographic areas are as follows:



YEAR ENDED DECEMBER 31,
----------------------------------------------
(in thousands)          1996    1995    1994
----------------------------------------------
United Kingdom        $5,934  $4,734  $3,894
Far East                  --   4,312   2,935

For the years ended December 31, 1996, 1995 and 1994, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $43,000, $130,000 and $(778,000), respectively.

As of December 31, 1996 and 1995, foreign subsidiaries had assets of $2.3 million and $2.0 million, respectively, and total liabilities of $2.3 million and $2.0 million, respectively. Foreign subsidiaries are located in England and Japan (through December 2, 1995) and there are no currency exchange restrictions which would affect the Company's financial position or results of operations.

The accounting for translation of non-US currency amounts is discussed in Note 1.


================================================================================
NOTE 14
================================================================================

INDUSTRY SEGMENTS

Prior to 1994, the Company had operated in only one industry segment. However, as a result of the acquisitions of the PsyCare operations and the discontinuation of the European Distribution Business in 1994, the Company's operating divisions are principally involved in two industry segments: health care services and technology related products and services. Operations in health care services involve mental health and substance abuse treatment programs as well as locum tenens service (placement of physicians in temporary positions) through August 1996. The Company derived 37%, 27% and 10% of its revenue in 1996, 1995 and 1994, respectively, from a national chain of hospitals in which the Company conducts some of its treatment programs. In the fourth quarter of 1996, several of the smaller programs located in the chain's hospitals were closed because of a change in the priorities of the hospital chain. The Company expects to relocate these programs to other facilities although there may be a short-term decline in revenue and profit contribution. The Company has in the past and is likely in the future to contract with other hospitals or chains to conduct its programs. Operations in technology related products and services include design, development and marketing of microcomputer software; education programs for PC users; design, manufacture and sales of mini-environments for semiconductor manufacturing; and manufacture and sales of bio-remediating parts washers.

Total revenue by industry includes sales to unaffiliated customers. Intersegment sales are not material. Operating profit is total revenue less operating expenses. None of the general corporate overhead expense has been allocated to the individual industry segments. Identifiable assets by industry are those assets that are used in the Company's operations in each industry. Corporate assets are principally cash, marketable securities, notes receivable and investments.



                        INTELLIGENT SYSTEMS CORPORATION
                                      F-12

The table below contains segment information for the years ended December 31, 1996, 1995 and 1994.



      YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------------
                                                            Adjust.
                                             Health          and
(in thousands)                Tech.           Care          Elimin.        Consol.
-----------------------------------------------------------------------------------
Net sales                       $10,698      $12,980                        $23,678
R&D                                 286           --                            286
Depreciation                        550          140                            690
Operating profit (loss)          (1,135)         433                           (702)
General corp. expenses                                                        1,351
-----------------------------------------------------------------------------------
 Consolidated operating
  loss                                                                       (2,053)
Interest income                                                                 501
Investment income                                                             5,844
Other income, net                                                               (38)
-----------------------------------------------------------------------------------
Income from continuing
 operations before
 income tax provision
 and minority interest                                                        4,254
Income tax provision                                                              3
-----------------------------------------------------------------------------------
Income before minority
 interest                                                                     4,251
Minority interest                                                                12
-----------------------------------------------------------------------------------
Net income from
 continuing operations                                                      $ 4,239
===================================================================================
Capital expenditures            $ 1,275      $   262                        $ 1,537
===================================================================================
Identifiable assets             $ 4,859      $ 2,671                        $ 7,536
Assets of discontinued
 business                                                                        --
Corporate assets                                                             17,391
-----------------------------------------------------------------------------------
Total assets at year end                                                    $24,927
===================================================================================






      YEAR ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------------------
                                                            Adjust.
                                             Health          and
(in thousands)                Tech.           Care          Elimin.        Consol.
-----------------------------------------------------------------------------------
Net sales                       $14,226      $14,050          $(36)         $28,240
R&D                               1,554           --                          1,554
Depreciation                        440          131                            571
Operating profit (loss)          (1,527)         (71)                        (1,598)
General corp. expenses                                                          862
-----------------------------------------------------------------------------------
 Consolidated operating
  loss                                                                       (2,460)
Interest income                                                                 428
Investment income                                                             1,896
Other income, net                                                               399
-----------------------------------------------------------------------------------
Income from continuing
 operations before
 income tax  provision
 and minority interest                                                          263
Income tax provision                                                            102
-----------------------------------------------------------------------------------
Income before minority
 interest                                                                       161
Minority interest                                                                14
-----------------------------------------------------------------------------------
Net income from
 continuing operations                                                      $   147
===================================================================================
Capital expenditures            $   733      $   110                        $   843
===================================================================================
Identifiable assets             $ 4,029      $ 3,388                        $ 7,417
Assets of discontinued
 business                                                                        --
Corporate assets                                                             15,913
-----------------------------------------------------------------------------------
Total assets at year end                                                    $23,330
===================================================================================





      YEAR ENDED DECEMBER 31, 1994
-----------------------------------------------------------------------------------
                                                            Adjust.
                                             Health          and
(in thousands)                Tech.           Care          Elimin.        Consol.
-----------------------------------------------------------------------------------
Net sales                       $ 9,966      $11,432          $(34)         $21,364
R&D                               2,390           --                          2,390
Depreciation                        413           62                            475
Operating profit (loss)          (5,081)      (2,166)                        (7,247)
General corp. expenses                                                        1,067
-----------------------------------------------------------------------------------
 Consolidated operating
  loss                                                                       (8,314)
Interest income                                                                 463
Investment income                                                             1,091
Other income, net                                                               633
-----------------------------------------------------------------------------------
Income from continuing
 operations before
 income tax  provision
 and minority interest                                                       (6,127)
Income tax provision                                                             78
-----------------------------------------------------------------------------------
Income before minority
 interest                                                                    (6,205)

Minority interest                                                                21
-----------------------------------------------------------------------------------
Net income from
 continuing operations                                                      $(6,226)
===================================================================================
Capital expenditures            $   983      $   389                        $ 1,372
===================================================================================
Identifiable assets             $ 4,344      $ 3,794                        $ 8,138
Assets of discontinued
 business                                                                       939
Corporate assets                                                             13,678
-----------------------------------------------------------------------------------
Total assets at year end                                                    $22,755
===================================================================================


================================================================================
NOTE 15
================================================================================

QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below contains a summary of selected quarterly data for the years ended December 31, 1996 and 1995.



                                                     FOR QUARTERS ENDED
(in thousands except
per share data)                             MARCH 31      JUNE 30   SEPT. 30   DEC. 31
---------------------------------------------------------------------------------------
1996
Net sales                                   $ 6,085       $ 6451     $6,067     $ 5,075
Operating loss                                 (335)        (510)      (370)       (838)
Net income (loss)                              (532)(a)    3,511(b)      59       1,201(c)
Income (loss) per share                       (0.10)        0.66       0.01        0.23

1995
Net sales                                    $ 5,933      $7,360     $7,087     $ 7,860
Operating loss                                (1,102)        (57)      (176)     (1,125)
Net income (loss)                               (917)        (19)       867(d)      216(e)
Income (loss) per share                        (0.17)       0.00       0.16        0.04

a.   Includes gain of $337,000 on sale of OrCAD stock.
b. Includes gain of $3.3 million on sale of IQ Software stock and $250,000 non-recurring charge.
c. Includes gain of $3.0 million on sale of IQ Software stock and $1.0 million reduction in carrying value of another investment.
d.   Includes gain of $818,000 on sale of IQ Software stock.
e.   Includes gain of $1.3 million on ISJ/OrCAD exchange.


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-13

                                                                     SCHEDULE II


                       INTELLIGENT SYSTEMS CORPORATION
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                              BALANCE AT              CHARGED TO
DESCRIPTION                                  BEGINNING OF              COSTS AND                     BALANCE AT
                                                PERIOD                 EXPENSES     DEDUCTIONS(a)   END OF PERIOD
-----------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year Ended December 31, 1994 (b)               $ 90,163              $297,498       $ 62,356         325,305
  Year Ended December 31, 1995 (b)                325,305               446,337        453,541         318,101
  Year Ended December 31, 1996 (b)                318,101               311,887        258,283         371,705

a.  Write-offs of accounts receivable against allowance accounts.

b. This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.



                        INTELLIGENT SYSTEMS CORPORATION
                                      S-1

                           InterQuad Services Limited

                                Auditors' Report
         to the Stockholders and director of InterQuad Services Limited


We have audited the balance sheet at 31 December 1996 and the profit and loss account for the year then ended of InterQuad Services Limited which have been prepared under the historical cost convention and the company's accounting policies.

Respective responsibilities of directors and auditors

This company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. The results of our audit would not have been materially different had the audit been conducted in accordance with U.S. generally accepted auditing standards. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also included an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterQuad Services Limited as at 31 December 1996 and the results of its operations for the year then ended. The financial statement conform with UK generally accepted accounting principles.

In our opinion, the financial statements would not be materially different if prepared under U.S. generally accepted accounting principles.



Morley & Scott

Chartered Accountants
Registered Auditor
London

10 March 1997


                        INTELLIGENT SYSTEMS CORPORATION
                                      S-2

                         Report of Independent Auditors


Board of Directors
PaySys International, Inc.

We have audited the accompanying consolidated balance sheets of PaySys International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaySys International, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                   Ernst & Young LLP
February 7, 1997

                        INTELLIGENT SYSTEMS CORPORATION