Form 10-Q
period 1997-03-31
INTELLIGENT SYSTEMS CORP
filed 1997-05-14
CIK 320340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997


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

     As of March 31, 1997, 5,092,567 shares of Common Stock were outstanding.




================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                                            March 31,      December 31,
                                                                                              1997             1996
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                     (Unaudited)      (Audited)
-----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                     $  1,432         $   2,434
  Certificate of deposit                                                                      1,364             1,056
  Accounts receivable, net                                                                    3,449             3,764
  Notes and interest receivable                                                               3,550             3,212
  Inventories                                                                                   585               648
  Other current assets                                                                          444               737
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                     10,824            11,851
---------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                         8,604             8,967
Long-term notes receivable                                                                      907             1,414
Property and equipment, at cost less accumulated depreciation and amortization                2,429             2,126
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                           464               569
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $23,228           $24,927
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                            1,058               984
  Accrued expenses and other current liabilities                                              1,609             2,313
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 2,667             3,297
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,092,567 and
    5,126,767 outstanding at March 31, 1997 and December 31, 1996, respectively                  51                51
  Paid-in capital                                                                            24,026            24,139
  Foreign currency translation adjustment                                                      (186)             (196)
  Unrealized gain in available-for-sale securities                                            1,685             3,804
  Accumulated deficit                                                                        (5,015)           (6,168)
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               20,561            21,630
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $23,228           $24,927
=====================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)


THREE MONTHS ENDED MARCH 31,                                1997               1996
------------------------------------------------------------------------------------
Net sales                                              $    5,108         $    6,085
Expenses:
  Cost of sales                                             3,083              3,348
  Marketing                                                   871              1,139
  General & administrative                                  1,794              1,892
  Research & development                                       44                 41
------------------------------------------------------------------------------------
Loss from operations                                         (684)              (335)
------------------------------------------------------------------------------------
Other income (expense):
  Interest income, net                                        182                 85
  Investment income (expense), net                          1,600               (238)
  Other income (expense), net                                  61                (41)
------------------------------------------------------------------------------------
Income (loss) before income tax provision
  and minority interest                                     1,159               (529)
------------------------------------------------------------------------------------
Income tax provision                                            4               --
------------------------------------------------------------------------------------
Income (loss) before minority interest                      1,155               (529)
------------------------------------------------------------------------------------
Minority interest                                               2                  3
------------------------------------------------------------------------------------
Net income (loss)                                      $    1,153         $     (532)
====================================================================================
Net income (loss) per share based upon weighted
  average shares outstanding                           $     0.23         $    (0.10)
====================================================================================
Weighted average shares outstanding                     5,095,857          5,312,867
====================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                  THREE MONTHS ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                         1997              1996
----------------------------------------------------------------------------------------------
OPERATIONS:
 Net income (loss)                                               $    1,153        $     (532)
 Adjustments to reconcile net income (loss)
  to net cash provided by
  (used for) operating activities, net of
  effects of acquisitions and dispositions:
    Depreciation and amortization                                       274               187
    Gain from sale of assets                                         (1,864)             (201)
    Equity in net loss of affiliates                                    385               439
    Changes in operating assets and liabilities:
     Accounts receivable                                                315              (548)
     Inventories                                                         63               (14)
     Other current assets                                               293               152
     Accounts payable                                                    74              (412)
     Accrued expenses and other current liabilities                      25               554
---------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                       718              (375)
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Proceeds from sale of investment                                     2,000             1,074
 Proceeds from sale of discontinued operations                          100                --
 Acquisitions of companies, net of cash acquired                         --               (30)
 Purchase of certificate of deposit                                    (308)               --
 Acquisitions of long-term investments                               (2,276)             (200)
 Repayments of (advances under) notes receivable, net                  (659)              123
 Purchases of property and equipment, net                              (474)              (59)
---------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                     (1,617)              908
---------------------------------------------------------------------------------- ----------

FINANCING ACTIVITIES:
 Net borrowings (repayments) under short-term
  borrowing arrangements                                                 --               (32)
 Purchase and retirement of stock                                      (113)               --
 Foreign currency translation adjustment                                 10                10
---------------------------------------------------------------------------------------------
Cash used for financing activities                                     (103)              (22)
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                      (1,002)              511
Cash at beginning of period                                           2,434               520
---------------------------------------------------------------------------------------------
Cash at end of period                                            $    1,432        $    1,031
=============================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the periods for which they are presented. Such results, however, are not necessarily indicative of the results to be expected for the full year. The accounting policies followed by the Company are set forth in Note 1 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the year ended December 31, 1996, previously filed with the Commission.

2. Accounting Changes - In February 1997, the Financial Accounting Standards Board issued Statement 128 "Earnings Per Share" superseding Opinion 15, the existing standard for calculating earnings per share. The Company believes the adoption of this standard will not have a material impact on the Company's computation of earnings per share. Earnings per share computed under the provisions of Statement 128 were the same as those computed under Opinion 15 for the three months ended March 31, 1997 and March 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales - Revenue from operations is derived from two major industry segments: technology-related products and services, and health care services. For the three month period ended March 31, 1997, net sales were $5,108,000, a decline of 16 percent compared to the first quarter last year. Although each of the subsidiaries in the technology sector experienced increases in revenue year-to-year, revenue derived from health care services declined. The Company's health care services subsidiary, PsyCare America, had fewer hospital based programs in operation in the first quarter this year as compared to last year and on-going price pressure in the managed care environment further reduced the revenue contribution from each program. PsyCare is negotiating to open more programs in additional hospitals over the next two quarters and plans to offer new services as well, such as outpatient programs and counseling support materials. However, during this transition, revenue and profit contribution from the health care business will likely be lower than for the comparable periods in 1996.

Cost of sales - Cost of sales as a percentage of revenue was higher in the first quarter this year compared to the same period last year. The change reflects principally higher personnel costs in 1997 at two of the Company's technology subsidiaries. The Company added more technical personnel to support increased sales of products and services. In addition, industry-wide demand for technical trainers and programmers increased compensation rates for personnel.

Operating Expenses - Total marketing, general and administrative and research and development expenses in the first quarter of 1997 were $2,709,000, which was 12 percent less than the amount spent in the comparable period in 1996. In the health care services sector, marketing and general and administrative expenses declined significantly reflecting fewer program locations and more efficient operations. On the other hand, marketing and G&A expenses increased year-to-year at several technology subsidiaries to support higher levels of sales activities.

Operating Loss - The loss from operations in the first quarter of 1997 was greater than in the comparable period last year because the profit contribution from the health care services sector was lower in 1997.

Interest Income - Net interest income increased 114 percent in the current quarter compared to the same period last year. In the first quarter this year, the Company earned interest income on notes receivable, which were at a higher level and outstanding for more of the quarter this year as compared to the same period last year. The Company also earned interest of $38,000 on its money market funds and certificates of deposit in the first quarter this year. In the first quarter last year, the Company had interest expense of $33,000 which offset in part the interest income earned in that period on the notes receivable. There was no interest expense in the current quarter since the Company repaid all its bank debt in 1996.

Investment Income - The Company realized a gain of $1,865,000 on the sale of 50,537 shares of common stock of PaySys International, Inc., a privately held firm in which the Company is the largest shareholder. The stock sold represented approximately 6 percent of the common stock of PaySys which the Company owns or has rights to own. Offset against the gain was an expense of approximately $265,000 representing the Company's equity in losses of investee companies.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the Company.

Common Shares - There was a decline of 4 percent in the weighted average number of shares outstanding in the current period compared to the prior year because of the Company's on-going share repurchase program.

FINANCIAL CONDITION

In the first three months of 1997, the principal source of cash was $2,000,000 from the sale of 50,537 shares of common stock of PaySys as well as cash generated by operations through increased collections of accounts receivables (including proceeds of sales in December 1996 of IQ common stock) and lower inventory levels. The Company used cash to fund $2,276,000 in investments in two software companies, to provide a $500,000 short-term loan to an affiliated company (which was repaid in April 1997), to repurchase shares of the Company's common stock, and to purchase computers and other equipment principally related to expanding training classroom facilities at the InterQuad Services subsidiary in the United Kingdom.

Since December 31, 1996, the Company's unrealized gain in available-for-sale securities has declined by approximately $2.1 million as a result of a drop in the trading prices of common stock of IQ Software Corporation and OrCAD, Inc., of which the Company holds 157,801 and 104,484 shares respectively.

The Company believes it has adequate working capital and access to additional cash through borrowings or sales of marketable securities to support its operations and other activities.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A.   Exhibit 27 - Financial Data Schedule (for SEC use only)

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


                                   INTELLIGENT SYSTEMS CORPORATION
                                   Registrant

 Date:  May 13, 1997               By:  /s/  J. LELAND STRANGE
                                       --------------------------------------
                                             J. Leland Strange
                                             Chairman of the Board, President




 Date:  May 13, 1997               By:  /s/  HENRY H. BIRDSONG
                                       -----------------------------
                                             Henry H. Birdsong
                                             Chief Financial Officer