Form 10-Q
period 1997-06-30
INTELLIGENT SYSTEMS CORP
filed 1997-08-19
CIK 320340

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED JUNE 30, 1997


                        Commission file number 1-9330


                       INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


                          Georgia                                                           58-196787
-----------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)



                4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                       30093
-----------------------------------------------------------------------------------------------------------------------------
                (Address of principal executive offices)                                     (Zip Code)




      Registrant's telephone number, including area code:  (770) 381-2900


        Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   x     No
       ----       ----

   As of June 30, 1997,  5,079,467 shares of Common Stock were outstanding.



===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                        INTELLIGENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)



                                                                                                   JUNE 30,      DECEMBER 31,
                                                                                                     1997            1996
------------------------------------------------------------------------------------------------------------------------------------
              ASSETS                                                                              (Unaudited)      (Audited)
------------------------------------------------------------------------------------------------------------------------------------
              Current assets:
                Cash                                                                                $ 3,230        $ 2,434
                Certificate of deposit                                                                  308          1,056
                Accounts receivable, net                                                              3,707          3,764
                Notes and interest receivable                                                         3,628          3,212
                Inventories                                                                             509            648
                Other current assets                                                                    641            737
------------------------------------------------------------------------------------------------------------------------------------
                  Total current assets                                                               12,023         11,851
------------------------------------------------------------------------------------------------------------------------------------
              Long-term investments                                                                   6,076          8,967
              Long-term notes receivable                                                                624          1,414
              Property and equipment, at cost less accumulated depreciation and amortization          2,810          2,126
              Excess of cost over underlying net assets of businesses acquired,
                    net of accumulated amortization                                                     359            569
------------------------------------------------------------------------------------------------------------------------------------
              Total assets                                                                          $21,892        $24,927
====================================================================================================================================

              LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
              Current liabilities:
                Accounts payable                                                                      1,365            984
                Accrued expenses and other current liabilities                                        2,057          2,313
------------------------------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                                           3,422          3,297
------------------------------------------------------------------------------------------------------------------------------------

              Stockholders' equity:
                Common stock, $.01 par value, 20,000,000 authorized, 5,079,467 and
                  5,126,767 outstanding at June 30, 1997 and December 31, 1996, respectively             51             51
                Paid-in capital                                                                      23,979         24,139
                Foreign currency translation adjustment                                                (186)          (196)
                Unrealized gain in available-for-sale securities                                      1,078          3,804
                Accumulated deficit                                                                  (6,452)        (6,168)
------------------------------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                                         18,470         21,630
------------------------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                                            $21,892        $24,927
====================================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                                THREE MONTHS ENDED         SIX MONTHS ENDED JUNE
                                                                                       JUNE 30,                    JUNE 30,
                                                                                  1997           1996          1997          1996
------------------------------------------------------------------------------------------------------------------------------------
                  Net sales                                                     $5,320         $6,451       $10,428       $12,536
                  Expenses:
                    Cost of sales                                                3,249          3,375         6,332         6,723
                    Marketing                                                      927          1,325         1,798         2,464
                    General & administrative                                     1,620          2,180         3,414         4,072
                    Research & development                                          55             81            99           122
------------------------------------------------------------------------------------------------------------------------------------
                  Loss from operations                                            (531)          (510)       (1,215)         (845)
------------------------------------------------------------------------------------------------------------------------------------
                  Other income (expense):
                    Interest income, net                                           161            101           343           186
                    Investment income (expense)                                   (503)         3,896           529         3,658
                    Other, net                                                       7             28            68           (13)
------------------------------------------------------------------------------------------------------------------------------------
                  Income (loss) before income tax provision and
                    minority interest                                             (866)         3,515          (275)        2,986
------------------------------------------------------------------------------------------------------------------------------------
                  Income tax provision                                              --             --             4            --
------------------------------------------------------------------------------------------------------------------------------------
                  Income (loss) before minority interest                          (866)         3,515          (279)        2,986
------------------------------------------------------------------------------------------------------------------------------------
                  Minority interest                                                  3              4             5             7
------------------------------------------------------------------------------------------------------------------------------------
                  Net income (loss)                                             $ (869)        $3,511       $  (284)       $2,979
====================================================================================================================================
                  Net income (loss) per share based upon
                    weighted average shares                                     $(0.17)         $0.66        $(0.06)        $0.56
====================================================================================================================================
                  Weighted average shares outstanding                        5,084,820      5,312,867     5,090,339     5,312,867
====================================================================================================================================

   The accompanying notes are an integral part of these statements.

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (unaudited, in thousands)


                                                                                               SIX MONTHS ENDED JUNE 30,
              CASH PROVIDED BY (USED FOR):                                                       1997             1996
-----------------------------------------------------------------------------------------------------------------------------------
              OPERATIONS:
                 Net income (loss)                                                           $  (284)          $ 2,979
                 Adjustments to reconcile net income (loss) to net cash provided by
                    (used for) operating activities, net of
                    effects of acquisitions and dispositions:
                      Depreciation and amortization                                              620               408
                       Gain from sale of assets                                               (2,081)           (3,523)
                       Equity in net loss (income) of affiliates                               1,674              (136)
                       Changes in operating assets and liabilities:
                          Accounts receivable                                                     56              (700)
                          Inventories                                                            139              (226)
                          Other current assets                                                    97                44
                          Accounts payable                                                       381               (18)
                          Accrued expenses and other current liabilities                         473               793
-----------------------------------------------------------------------------------------------------------------------------------
              Cash provided by (used for) continuing operations                                1,075              (379)
===================================================================================================================================

              INVESTING ACTIVITIES:
                 Proceeds from sale of investment                                              2,948             4,664
                 Proceeds from sale of discontinued operations                                   100              --
                 Acquisitions of companies, net of cash acquired                                --                 (30)
                 Maturity of certificate of deposit                                              748               --
                 Acquisitions of long-term investments                                        (2,375)             (625)
                 Repayments of (advances under) notes receivable, net                           (454)               13
                 Purchases of property and equipment, net                                     (1,095)             (423)
-----------------------------------------------------------------------------------------------------------------------------------
              Cash provided by (used for) investing activities                                  (128)            3,599
===================================================================================================================================

              FINANCING ACTIVITIES:
                 Net borrowings (repayments) under short-term
                   borrowing arrangements                                                       --              (1,488)
                 Purchase and retirement of stock                                               (160)             --
                 Foreign currency translation adjustment                                           9                 3
-----------------------------------------------------------------------------------------------------------------------------------
              Cash used for financing activities                                                (151)           (1,485)
===================================================================================================================================
              Net increase (decrease) in cash                                                    796             1,735
              Cash at beginning of period                                                      2,434               520
-----------------------------------------------------------------------------------------------------------------------------------
              Cash at end of period                                                          $ 3,230           $ 2,255
===================================================================================================================================

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

   2. Accounting Changes - In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings per Share" which specifies the computation, presentation and disclosure requirements for earnings per share. The Company will be required to adopt this new statement in the fourth quarter of 1997 and all prior period earnings per share data will be restated to conform with the provisions of SFAS 128. Based on a preliminary evaluation of this statement's requirements, the Company does not expect the per share amounts reported under SFAS 128 to be materially different than those calculated and presented under Accounting Principles Board Opinion No. 15.

   3. Subsequent Event - Effective July 1, 1997, the Company acquired all of the outstanding equity of Q.S., Inc., a company which provides client information management software and related services to public health agencies in the U.S. The acquisition was accounted for as a purchase and, accordingly, the Company will consolidate the results of operation of Q.S., Inc. from the date of acquisition.
           The purchase price was $3.5 million with $2.0 million paid at closing and the balance due in three equal annual installments.

   4. Subsequent Event - On July 31, 1997, IQ Software Corporation ("IQ") assigned to the Company a $1.8 million note of DayStar Digital, Inc., the payment of which was guaranteed by the Company and secured by a pledge to IQ of shares of common stock of IQ owned by the Company. In consideration of the assignment, the Company paid $1.8 million to IQ and the shares of stock were released to the Company.

   5. Restated Amounts - Certain amounts contained in the consolidated income statement for the six month period ended June 30, 1997 include amounts which have been restated for the first three months of 1997. Such restated amounts are related to changes made during the second quarter to the previously reported results of operation for the first quarter of 1997 of PaySys International, Inc., a minority owned business which the Company accounts for on the equity method. The restatement was related to a change in PaySys's revenue recognition policy. This restatement caused investment income to decrease by $569,000 and, consequently, net income decreased by $569,000.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  RESULTS OF OPERATIONS

  Sales - Revenue from operations is derived from two major industry segments: technology-related products and services, and health care services. For the three month and six month periods ended June 30, 1997, net sales were $5,320,000 and $10,428,000, respectively, a decline of 18 percent and 17 percent, respectively, compared to the corresponding periods last year. Although the Company's subsidiaries in the technology sector experienced increases in revenue year-to-year, revenue derived from health care services declined. Part of the decline is because the Company sold a small health care subsidiary in September 1996. In addition, the Company's health care services subsidiary, PsyCare

America, had fewer hospital based programs in operation in the first half of 1997 as compared to last year and on-going price pressure in the managed care environment further reduced the revenue contribution from each program.
PsyCare is negotiating to open programs in additional hospitals over the balance of the year and is reviewing alternative programs and services to deal with the changing health care environment. There continues to be good demand for the Company's Christian based counseling and treatment services but the traditional method of delivering these services through hospital-based programs is being impacted by the managed care structure. During this transition, revenue and profit contribution from the health care business will likely be lower than for the comparable periods in 1996.

Cost of sales - Cost of sales as a percentage of revenue was higher in the second quarter and first half of 1997 compared to the same periods last year. The change reflects higher personnel costs in 1997 at two of the Company's technology subsidiaries. The Company added more technical personnel to support increased sales of products and services. In addition, industry-wide demand for technical trainers and programmers increased compensation rates for personnel and the use of higher paid independent contractors and consultants. In addition, the PsyCare subsidiary had lower margins due to continued price pressure by hospitals to reduce reimbursement rates for programs and services.

Operating Expenses - Total marketing, general and administrative and research and development expenses in the three and six months ended June 30, 1997 were $2,602,000 and $5,311,000, respectively, which were 27 and 20 percent lower than the amounts spent in the comparable periods in 1996. In the health care services sector, marketing and general and administrative expenses declined significantly reflecting fewer program locations, a reduction in facility and personnel costs, and more efficient operations. On the other hand, marketing and G&A expenses increased year-to-year at several technology subsidiaries to support higher revenue levels and increased sales and marketing activities.

Interest Income - Net interest income increased 59 and 84 percent in the three and six months ended June 30, 1997 compared to the same periods last year. The interest earned on notes receivables in 1997 was at a higher average interest rate than for the comparable periods in 1996. The Company also earned interest on money market funds and certificates of deposit in the first half of this year. In the comparable periods last year, the Company had interest expense which offset in part the interest income earned in these periods on the notes receivable. There was no interest expense in the current year since the Company repaid all its bank debt in 1996.

Investment Income - In the second quarter ended June 30, 1997, the Company realized a gain of $217,000 on the sale of 104,484 shares of common stock of OrCAD, Inc., a former subsidiary of the Company. Included in the six month figures for 1997 is a first quarter gain of $1,865,000 on the sale of 50,537 shares of common stock of PaySys International, Inc., a privately held firm in which the Company is the largest shareholder. The PaySys stock which the Company sold represented approximately 6 percent of the common stock of PaySys which the Company owns or has rights to own. Offset against these gains were losses of $721,000 and $1,674,000 in the three and six month periods ended June 30, 1997, respectively, representing the Company's pro rata share of the losses of several private businesses, including PaySys, in which the Company's investment is accounted for on the equity method. In the second quarter and six month periods for 1996, investment income includes a gain of $3,320,000 on the sale of a portion of the Company's holdings in IQ Software Corporation and the second quarter 1996 investment income includes additional income of $594,000 representing the Company's pro rata share of the earnings of PaySys.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non wholly-owned subsidiaries of the Company.

Common Shares - There was a decline of 4 percent in the weighted average number of shares outstanding in the three and six months periods ended June 30, 1997 compared to the prior year due to the Company's share repurchase program.

FINANCIAL CONDITION

In the first six months of 1997, the principal sources of cash were $2,000,000 from the sale of 50,537 shares of common stock of PaySys, $948,000 from the sale of 104,484 shares of OrCAD common stock and $246,000 from payment of a note.
The Company used cash to fund $2,782,000 in investments (both debt and equity) in two software companies, to repurchase shares of the Company's common stock, and to purchase computers and other equipment principally related to expanding training classroom facilities at the InterQuad Services subsidiary in the United Kingdom.

Since December 31, 1996, the Company's unrealized gain in available-for-sale securities has declined by approximately $2.7 million as a result of the Company's sale of its OrCAD stock in June 1997 as well as a decline in the trading price of common stock of IQ Software Corporation, in which the Company continues to own 157,801 shares.

Subsequent to June 30, 1997, the Company acquired a small software company, Q.S., Inc., which is involved in the same market as the Company's Public Health Software Systems subsidiary. Cash used for the transaction, net of cash
acquired, was approximately $750,000.   The Company also paid $1.8 million to IQ
Software Corporation ("IQ") in consideration of the assignment to the Company of a $1.8 million note of DayStar Digital, Inc., the payment of which was guaranteed by the Company and secured by shares of common stock of IQ owned by ISC. The shares held as collateral were released to the Company.

The Company believes it has adequate working capital and access to additional cash through borrowings or sales of marketable securities to support its operations and other activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purposes of managing foreign
currency exchange rate risk or for any other purposes.   Further, the Company's
business activities do not involve foreign currency transactions.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 6, 1997, the shareholders elected J. Leland Strange, Donald A. McMahon, James V. Napier, John
B. Peatman and Parker H. Petit as directors of the Company. The directors were elected by the following votes: J. Leland Strange (4,422,595 For, 97,412 Withheld); Donald A. McMahon (4,426,320 For, 93,687 Withheld); James V. Napier (4,426,320 For, 93687 Withheld); John B. Peatman (4,426,320 For, 93,687
Withheld) and Parker H. Petit (4,426,220 For, 93,787 Withheld). The shareholders also approved an amendment to the Bylaws to provide for the classification of the Board of Directors by a vote of 2,905,528 For and 377,782 Against and an amendment to the Company's 1991 Stock incentive Plan increasing the number of shares that may be issued under the Plan to 925,000 shares by a vote of 2,563,380 For and 437,542 Against.

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

 A.       27 - Financial Data Schedule (for SEC use only).

 B. The Company has not filed any Reports on Form 8-K during the period covered by this report.

===============================================================================

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            INTELLIGENT SYSTEMS CORPORATION
                                            Registrant

 Date:  August 19, 1997                     By:  /s/  J. LELAND STRANGE
                                               --------------------------------
                                                 J. Leland Strange
                                                 Chairman of the Board,
                                                   President




 Date:  August 19, 1997                     By:  /s/  HENRY H. BIRDSONG
                                               --------------------------------
                                                 Henry H. Birdsong
                                                 Chief Financial Officer