Form 10-Q
period 1997-09-30
INTELLIGENT SYSTEMS CORP
filed 1997-11-13
CIK 320340

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                          Commission file number 1-9330


                         INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     GEORGIA                                                     58-1964787
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)


         4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                  30093
------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                               (Zip Code)


       Registrant's telephone number, including area code: (770) 381-2900


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x    No
                                              ---    ----
     As of September 30, 1997, 5,084,467 shares of Common Stock were outstanding.




===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)



                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                          1997              1996

---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (Unaudited)        (Audited)
---------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                     $    481       $  2,434
  Certificate of deposit                                                                         --          1,056
  Accounts receivable, net                                                                    4,386          3,764
  Notes and interest receivable                                                                 992          3,212
  Inventories                                                                                   660            648
  Other current assets                                                                          666            737
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                      7,185         11,851
---------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                         6,952          8,967
Long-term notes receivable                                                                      133          1,414
Property and equipment, at cost less accumulated depreciation and amortization                2,757          2,126
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                         1,131            569
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $ 18,158       $ 24,927
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                    $    799       $     --
  Accounts payable                                                                            1,626            984
  Accrued expenses and other current liabilities                                              2,976          2,313
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 5,401          3,297
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                1,000             --
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,084,467 outstanding
     at September 30, 1997 and 5,126,767 outstanding at December 31, 1996                        51             51
  Paid-in capital                                                                            23,990         24,139
  Foreign currency translation adjustment                                                      (180)          (196)
  Unrealized gain in available-for-sale securities                                            1,332          3,804
  Accumulated deficit                                                                       (13,436)        (6,168)
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                               11,757         21,630
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                 $ 18,158       $ 24,927
=====================================================================================================================

The accompanying notes are an integral part of these balance sheets

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      1997            1996            1997         1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $     5,248    $     6,067    $    15,676    $    18,603
Expenses:
  Cost of sales                                                          3,210          3,363          9,542         10,086
  Marketing                                                              1,043          1,084          2,841          3,548
  General & administrative                                               2,418          1,941          5,832          6,013
  Research & development                                                 1,182             49          1,281            171
---------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                    (2,605)          (370)        (3,820)        (1,215)
---------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income, net                                                      53            143            396            329
  Investment income (expense)                                           (4,292)           263         (3,763)         3,921
  Other, net                                                              (137)            29            (69)            16
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and
  minority interest                                                     (6,981)            65         (7,256)         3,051
---------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                        --              3              4              3
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                  (6,981)            62         (7,260)         3,048
---------------------------------------------------------------------------------------------------------------------------
Minority interest                                                            3              3              8             10
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $    (6,984)   $        59    $    (7,268)   $     3,038
===========================================================================================================================
Net income (loss) per share based upon
  weighted average shares                                          $     (1.37)   $      0.01    $     (1.43)   $      0.57
===========================================================================================================================
Weighted average shares outstanding                                  5,081,078      5,288,959      5,087,252      5,304,898
===========================================================================================================================

The accompanying notes are an integral part of these statements

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
CASH PROVIDED BY (USED FOR):                                                                 1997            1996
---------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
 Net income (loss)                                                                         $ (7,268)      $  3,038
 Adjustments to reconcile net income (loss) to net cash provided by
   (used for) operating activities, net of
   effects of acquisitions and dispositions:
     Depreciation and amortization                                                            1,895            694
     Loss (gain) from sale of assets                                                            919         (3,877)
     Equity in net loss (income) of affiliates                                                2,968            (44)
     Changes in operating assets and liabilities:
       Accounts receivable                                                                      (79)           (70)
       Inventories                                                                              (12)           (29)
       Other current assets                                                                      86             88
       Accounts payable                                                                         641           (277)
       Accrued expenses and other current liabilities                                         1,031            466
---------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                               181            (11)
===========================================================================================================================

INVESTING ACTIVITIES:
  Proceeds from sales of investments                                                          3,278          5,063
  Proceeds from sale of discontinued operations                                                 100             --
  Acquisitions of companies, net of cash acquired                                              (870)           (30)
  Maturity of certificate of deposit                                                          1,056             --
  Acquisitions of long-term investments                                                      (3,451)          (825)
  Advances under notes receivable, net                                                       (1,431)           (41)
  Purchases of property and equipment, net                                                     (982)        (1,064)
---------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                             (2,300)         3,103
===========================================================================================================================

FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term
    borrowing arrangements                                                                      299         (1,488)
  Purchase and retirement of stock                                                             (160)          (133)
  Exercise of stock options                                                                      11             --
  Foreign currency translation adjustment                                                        16             (1)
---------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                                166         (1,622)
===========================================================================================================================
  Net increase (decrease) in cash                                                            (1,953)         1,470
  Cash at beginning of period                                                                 2,434            520
---------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                                    $    481       $  1,990
===========================================================================================================================

The accompanying notes are an integral part of these statements

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The financial statements furnished herein reflect all adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary for a fair statement of the results for the periods for which they are presented. Such results, however, are not necessarily indicative of the results to be expected for the full year. The accounting policies followed by Intelligent Systems (the "Company" or "ISC") are set forth in Note 1 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the year ended December 31, 1996, previously filed with the Commission.

2. Accounting Changes - In March 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The statement requires the replacement of primary earnings per share with basic earnings per share for financial statements for periods ending after December 15, 1997. For financial statements issued prior to December 15, 1997, footnote disclosure of pro forma earnings per share is required. For the three and nine month periods ending September 30, 1997, the adoption of this standard did not have a material effect on the Company's earnings per share calculation.

3. Acquisition of Q.S., Inc. - Effective July 1, 1997, the Company acquired all of the outstanding equity of Q.S., Inc. ("QS"), a company which provides public health management software and related services to public health agencies in the U. S. The acquisition was accounted for as a purchase and, accordingly, the Company has consolidated the results of operation of QS from the date of acquisition. The purchase price was $3.5 million with $2.0 million paid in cash at closing and the balance due in three equal annual installments beginning July 1, 1998.

4. Note Receivable - On July 31, 1997, IQ Software Corporation ("IQ") assigned to the Company a $1.8 million note of DayStar Digital, Inc., the payment of which was guaranteed by the Company and secured by a pledge to IQ of shares of common stock of IQ owned by the Company. In consideration of the assignment, the Company paid $1.8 million to IQ and the shares of stock were released to the Company. Subsequently, at the end of the third quarter, the Company wrote off $3.0 million of DayStar debt, which amount includes the $1.8 million described above.

5. PaySys International, Inc. - During the quarter ended September 30, 1997, the Company exercised certain options to acquire common stock of PaySys International, Inc. ("PaySys"), thereby increasing its direct ownership of PaySys common stock from 37 percent to 58 percent. On October 8, 1997, PaySys filed a registration statement on Form S-1 with the Securities and Exchange Commission covering a proposed initial public offering of 3,333,333 shares of PaySys common stock. ISC intends to offer for sale 712,500 shares in the initial offering and an additional 250,000 shares to cover over-allotments. If the initial public offering proceeds as planned, ISC's ownership in PaySys would decline to approximately 37 percent after the offering (or 34 percent after the over-allotment). ISC accounts for the investment in PaySys by the equity method. A number of factors including the state of the securities market in general and PaySys operating performance could cause a delay, postponement or change in the terms of the proposed offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales - Revenue from operations is derived from technology-related products and services as well as health care services. For the three and nine month periods ended September 30, 1997, net sales were $5,248,000 and $15,676,000, respectively, a decline of 13.5 percent and 15.7 percent, respectively, compared to the corresponding periods last year. Although the Company's subsidiaries in the technology sector experienced increases in revenue year-to-year, revenue derived from health care services declined. In the quarter ended September 30, 1997, revenue from the health care sector represented 26 percent of total revenue compared to 53 percent of total revenue for the same period last year. Part of the decline is because the Company sold a small health care subsidiary in September 1996. In addition, the Company's health care services subsidiary, PsyCare America, had fewer hospital based programs in operation in the three and nine month periods in 1997 as compared to last year and on-going price pressure in the managed care environment further reduced the revenue contribution from each program. There continues to be good demand for the Company's Christian based counseling and treatment services but the traditional method of delivering these services through hospital-based programs is being impacted by the managed care structure. PsyCare is negotiating to open programs in additional hospitals and is reviewing alternative programs and services to deal with the changing health care environment.

Cost of sales - Cost of sales as a percentage of revenue was higher in the three and nine month periods in 1997 compared to the same periods last year. The change reflects higher personnel costs in 1997 at two of the Company's technology subsidiaries. The Company added more technical personnel to support increased sales of products and services. In addition, industry-wide demand for technical trainers and programmers led to increased compensation rates for personnel and the use of higher paid independent contractors and consultants.

Marketing Expenses - Total marketing expenses in the three and nine months ended September 30, 1997 were lower by four percent and 20 percent, respectively, than the amounts spent in the comparable periods in 1996. The decline is related to lower levels of spending in the health care services sector, reflecting fewer program locations, a reduction in facility and personnel costs, and more efficient operations. On the other hand, marketing expenses increased slightly year-to-year at several technology subsidiaries to support higher revenue levels and increased sales and marketing activities.

General and Administrative Expenses - General and administrative expenses were almost twenty-five percent higher in the three month period ended September 30, 1997 than in the comparable period last year, although year-to-date G&A declined by three percent compared to the nine month period in 1996. Part of the quarterly increase is due to the acquisition of QS in July 1997 which increased expenses at the same time that the Company deferred sales revenue in order to consolidate product lines. G&A expenses also increased at the InterQuad operations due to expansion of classroom facilities to support projected sales.

Research and Development - In the three and nine month figures for 1997, the significant increase in R&D expense versus the comparable periods in 1996 was due to a non-recurring charge of $952,000 related to the allocation of a portion of the QS purchase price to in-process research and development.

Interest Income - Net interest income declined 63 percent in the three months ended September 30, 1997 compared to the same period last year. The interest earned on notes receivables in 1997 was lower because certain notes were paid off and the Company wrote off a portion of the DayStar notes.

Investment Income - In the third quarter ended September 30, 1997, the Company wrote-off $3.0 million to reduce the note receivable from DayStar Digital to net realizable value and recorded losses of $1.3 million representing the Company's pro rata share of the losses of several private businesses in which the Company's investment is accounted for by the equity method. Of this loss, $1.25 million was related to non-cash compensation expense incurred by PaySys International, Inc., related to issuance of options to buy PaySys stock. In addition to the $3.0 million write-off of the DayStar note, the nine month figures for 1997 include a first quarter gain of $1,865,000 on the private sale of 50,537 shares of common stock of PaySys, a second quarter gain of $217,000 on the sale of common stock of OrCAD, Inc., a former subsidiary of the Company, and $2,969,000 in losses representing the Company's pro rata share of the losses of several private businesses accounted for by the equity method. By comparison, in the nine month period for 1996, investment income includes a gain of $3,675,000 on the sale of a portion of the Company's holdings in IQ Software Corporation and $337,000 on the sale of OrCAD common stock in OrCAD's IPO.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non wholly-owned subsidiaries of the Company.

Common Shares - There was a decline of 4 percent in the weighted average number of shares outstanding in the three and nine months periods ended September 30, 1997 compared to the prior year due to the Company's share repurchase program.

FINANCIAL CONDITION

In the first nine months of 1997, the principal sources of cash were $2,000,000 from the sale of 50,537 shares of common stock of PaySys, $948,000 from the sale of 104,484 shares of OrCAD common stock and $611,000 from repayments of notes receivable. The Company used $4,084,000 to fund investments (both debt and equity) in five software companies, $1,800,000 in connection with the assignment of the DayStar note (as described in Note 4), $870,000, net cash, to acquire QS, and additional funds to repurchase shares of the Company's common stock and to purchase equipment to expand training classroom facilities at the InterQuad Services subsidiary in the United Kingdom.

Since December 31, 1996, the Company's unrealized gain in available-for-sale securities has declined by approximately $2.5 million as a result of the Company's sale of its OrCAD stock in June 1997 as well as a decline in the trading price of IQ Software common stock, of which the Company continues to own 157,801 shares.

Subsequent to September 30, 1997, the Company incurred $1,000,000 in bank borrowings, secured by the Company's holdings in IQ Software stock, to acquire additional equity in Visibility, Inc., a software company.

The Company believes it has adequate working capital and access to additional cash through sales of securities to support its operations and other activities. If and when the PaySys initial public offering (as described in Note 5) proceeds as planned, the Company's cash will increase substantially. Conversely, a delay, postponement or change in the offering terms could require the Company to seek alternative sources of cash for additional investments, including potential private sales of PaySys stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purposes of managing foreign currency exchange rate risk or for any other purposes. Further, the Company's business activities do not involve foreign currency transactions.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A.   Exhibit 27 Financial Data Schedule (for SEC use only).

B. The Company has not filed any Reports on Form 8-K during the period covered by this report.


-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      INTELLIGENT SYSTEMS CORPORATION
                                      Registrant

Date:  November 13, 1997              By:  /s/  J. LELAND STRANGE
                                           -------------------------------------
                                                J. Leland Strange
                                                Chairman of the Board, President




Date:  November 13, 1997              By:  /s/  HENRY H. BIRDSONG
                                           -------------------------------------
                                                Henry H. Birdsong
                                                Chief Financial Officer