Form 10-Q/A
period 1997-03-31
INTELLIGENT SYSTEMS CORP
filed 1997-12-04
CIK 320340

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


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

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)



                                                      MARCH 31,     DECEMBER 31,
                                                        1997            1996
--------------------------------------------------------------------------------
ASSETS                                               (Unaudited)     (Audited)
--------------------------------------------------------------------------------
Current assets:
  Cash                                                 $ 1,432       $  2,434
  Certificate of deposit                                 1,364          1,056
  Accounts receivable, net                               3,449          3,764
  Notes and interest receivable                          3,550          3,212
  Inventories                                              585            648
  Other current assets                                     444            737
--------------------------------------------------------------------------------
    Total current assets                                10,824         11,851
--------------------------------------------------------------------------------
Long-term investments                                    8,036          8,967
Long-term notes receivable                                 907          1,414
Property and equipment, at cost less
accumulated depreciation and amortization                2,429          2,126
Excess of cost over underlying net assets
   of businesses acquired, net of
   accumulated amortization                                464            569
================================================================================
Total assets                                           $22,660        $24,927
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                       1,058            984
  Accrued expenses and other current liabilities         1,609          2,313
--------------------------------------------------------------------------------
    Total current liabilities                            2,667          3,297
--------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000
    authorized, 5,092,567 and 5,126,767
    outstanding at March 31, 1997 and
    December 31, 1996, respectively                         51             51
  Paid-in capital                                       24,026         24,139
  Foreign currency translation adjustment                 (186)          (196)
  Unrealized gain in available-for-sale securities       1,685          3,804
  Accumulated deficit                                   (5,583)        (6,168)
-----------------------------------------------------------------------------
    Total stockholders' equity                          19,993         21,630
================================================================================
Total liabilities and stockholders' equity             $22,660        $24,927
================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)



THREE MONTHS ENDED MARCH 31,                            1997         1996
--------------------------------------------------------------------------------
Net sales                                           $    5,108   $    6,085
Expenses:
  Cost of sales                                          3,083        3,348
  Marketing                                                871        1,139
  General & administrative                               1,794        1,892
  Research & development                                    44           41
---------------------------------------------------------------------------------
Loss from operations                                      (684)        (335)
--------------------------------------------------------------------------------
Other income (expense):
  Interest income, net                                     182           85
  Investment income (expense), net                       1,032         (238)
  Other income (expense), net                               61          (41)
--------------------------------------------------------------------------------
Income (loss) before income tax
  provision and minority interest                          591         (529)
--------------------------------------------------------------------------------
Income tax provision                                         4           --
--------------------------------------------------------------------------------
Income (loss) before minority interest                     587         (529)
--------------------------------------------------------------------------------
Minority interest                                            3            3
--------------------------------------------------------------------------------
Net income (loss)                                   $      584   $     (532)
================================================================================
Net income (loss) per share based upon
   weighted average shares outstanding              $     0.11   $    (0.10)
================================================================================
Weighted average shares outstanding                  5,095,857    5,312,867
================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                               THREE MONTHS
                                                              ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                  1997      1996
--------------------------------------------------------------------------------
OPERATIONS:
 Net income (loss)                                         $   584    $  (532)
 Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities,
   net of effects of acquisitions and dispositions:
    Depreciation and amortization                              274        187
    Gain from sale of assets                                (1,864)      (201)
    Equity in net loss of affiliates                           954        439
    Changes in operating assets and liabilities:
     Accounts receivable                                       315       (548)
     Inventories                                                63        (14)
     Other current assets                                      293        152
     Accounts payable                                           74       (412)
     Accrued expenses and other current liabilities             25        554
--------------------------------------------------------------------------------
Cash provided by (used for) continuing operations              718       (375)
--------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from sale of investment                           2,000      1,074
  Proceeds from sale of discontinued operations                100         --
  Acquisitions of companies, net of cash acquired               --        (30)
  Purchase of certificate of deposit                          (308)        --
  Acquisitions of long-term investments                     (2,276)      (200)
  Repayments of (advances under) notes receivable, net        (659)       123
  Purchases of property and equipment, net                    (474)       (59)
--------------------------------------------------------------------------------
Cash provided by (used for) investing activities            (1,617)       908
---------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term
   borrowing arrangements                                       --        (32)
  Purchase and retirement of stock                            (113)        --
  Foreign currency translation adjustment                       10         10
--------------------------------------------------------------------------------
Cash used for financing activities                            (103)       (22)
--------------------------------------------------------------------------------
Net increase (decrease) in cash                             (1,002)       511
Cash at beginning of period                                  2,434        520
================================================================================
Cash at end of period                                      $ 1,432    $ 1,031
================================================================================

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

Investment Income - The Company realized a gain of $1,865,000 on the sale of 50,537 shares of common stock of PaySys International, Inc., a privately held firm in which the Company is the largest shareholder. The stock sold represented approximately 6 percent of the common stock of PaySys which the Company owns or has rights to own. Offset against the gain was an expense of approximately $954,000 representing the Company's equity in losses of investee companies.

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


                                       INTELLIGENT SYSTEMS CORPORATION
                                       Registrant

Date:  December 4, 1997                By:  /s/ J. LELAND STRANGE
                                          --------------------------------------
                                                J. Leland Strange
                                                Chairman of the Board, President




Date: December 4, 1997                 By:  /s/ HENRY H. BIRDSONG
                                          --------------------------------------
                                                Henry H. Birdsong
                                                Chief Financial Officer