Form 10-K405
period 1997-12-31
INTELLIGENT SYSTEMS CORP
filed 1998-04-16
CIK 320340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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

                              SECURITIES REGISTERED
                     PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------
COMMON STOCK, $.01 PAR VALUE                     AMERICAN STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

As of March 20, 1998, 5,104,467 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $15,111,949 (computed using the closing price of the Common Stock on March 20, 1998 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 1998 are incorporated by reference in Part III hereof.

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

PART III

          10.  Directors and executive officers of the registrant......................................12
          11.  Executive compensation..................................................................12
          12.  Security ownership of certain beneficial owners and management..........................12
          13.  Certain relationships and related transactions..........................................13

PART IV

          14.  Exhibits, financial statement schedules and reports on Form 8-K.........................13
     Signatures........................................................................................15

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

The Company's operations are involved in two industry segments (which are defined by the product or service provided rather than the market served): technology related products and services, and health care services. The Company's principal majority-owned and controlled operating subsidiaries in the technology sector include InterQuad Services (training/education for software products), ChemFree Corporation (bio-remediating parts washers for automotive and industrial applications), Intelligent Enclosures (mini-environment systems for ultraclean manufacturing) and HumanSoft LLC (health and human services software for public health agencies). In the health care services segment, the Company's operations involve the PsyCare America subsidiary (psychiatric treatment programs for the Christian community). The Company's operating subsidiaries are relatively small in size and subject to greater fluctuation in revenue and profitability than larger, more established businesses would be.

The Company's main focus is to create and manage growing companies through flexible partnership arrangements. The Company actively explores opportunities, principally in the technology area, to develop partnerships with promising domestic companies or to start new businesses. Depending upon the needs of the partner company, the Company may be the sole, majority or minority owner of the business and will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. Partner companies in which the Company owns less than a majority interest or in which the Company is not considered the controlling shareholder are not consolidated in the Company's results of operations, rather they are accounted for by the equity method. However, the Company may be actively engaged in managing strategic and operational issues with these companies and devotes significant resources to the development of the business. In some instances, the Company may acquire a majority ownership at some future point or the business may become a stand-alone public company or be sold to another entity. A more detailed description of some of the Company's affiliated partner companies is provided on page 7 of this report.

The Company operates the Shared Resource Technology Center, a small business incubator, at its corporate facility. The Center permits the Company to reduce its overhead expense by subleasing excess capacity to small businesses that benefit from flexible, shared resources. At the same time, the Company has day-to-day contact with emerging companies that may become partnership companies, either as majority-owned subsidiaries or minority-owned affiliates. For instance, ChemFree Corporation was started as an incubator company.

The Company expects to continue its regular practice of discussing with interested parties possible sales, acquisitions or business combinations involving its operations or related businesses. However, these discussions may not result in any completed transactions.

For ease of comprehension, the business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for various of the Company's operating subsidiaries, organized by industry sector and by company. For further information concerning the Company's domestic and foreign operations, see Notes 13 and 14 in the accompanying Notes to the Consolidated Financial Statements.


                        INTELLIGENT SYSTEMS CORPORATION

INDUSTRY SEGMENT: TECHNOLOGY RELATED PRODUCTS AND SERVICES

HUMANSOFT LLC - HumanSoft LLC (formerly named Public Health Software Systems) specializes in the design, manufacture and sale of a comprehensive array of software programs which permit public health agencies to capture, analyze and manage client information. Within the past 12 months, the Company acquired two former competitors, QS, Inc. and JK, Inc., to position itself as a leading provider of information systems software and services for health and human services organization nationwide. The operations of all companies are consolidated under the HumanSoft umbrella. HumanSoft products include modules such as maternal and child health, cancer screening, HIV testing, scheduling, etc. The acquisition of JK, Inc. in January 1998 expands the HumanSoft offering to include vital records information systems and health statistics coding and data collection. The products run on multiple platforms including DOS, Windows, UNIX, AS/400 and others. Typically, HumanSoft provides some customization and training services as well as ongoing technical support and, in some cases, data collection and coding.

HumanSoft customers are local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. Installations range from single-site clinics to city-wide and state-wide systems employing networks of computers. The customer base covers more than 40 states. HumanSoft sells primarily in response to competitive bids solicited by city, county and state agencies. The process can take several months and awards are made on the basis of a number of factors including software features, pricing, and financial strength. Marketing activities include trade shows and industry conferences.

HumanSoft competes against a number of other software companies, some of which are larger and which may have access to greater resources than does HumanSoft. However, HumanSoft believes it is competitive based on product features, ease of use and extensive industry experience and contacts in the public health market. The company continues to add new functionality to its ACCLAIM product and to develop new versions of its vital records software.

CHEMFREE CORPORATION - ChemFree Corporation (ChemFree) designs, manufactures and markets the SmartWashertm parts washer which uses an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. The SmartWasher consists of a molded plastic tub and sink with faucet and brush, recirculating pump, heater, electronic control panel, filter, microorganisms and an aqueous based degreasing solution. Unlike traditional solvent based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers after the parts washer sale.

ChemFree's markets include the automotive, transportation, industrial and military markets. In the automotive aftermarket sector, customers include companies with fleets of vehicles to maintain; automobile manufacturers such as Chrysler, GM and BMW with extensive service networks; and individual and chains of auto repair shops and auto parts suppliers. Numerous public transport systems use the SmartWasher in maintenance facilities. The industrial market includes customers with machinery that requires routine maintenance, such as in the textile industry. Military applications include vehicle service depots in all branches of the military. ChemFree entered international markets in 1997 in England and Korea.

ChemFree's sales activities include both company representatives who sell direct to high volume customers and several distribution channels: automotive aftermarket distributors (e.g. NAPA), environment/pollution control equipment distributors, automobile manufacturers dealer equipment and service organizations (e.g. GM, Chrysler and BMW) and industrial product distributors. International markets are served by distributors serving specific countries. The Company also sells in competitive bid situations, such as military procurements, and under a GSA schedule to government agencies. Marketing activities include trade show participation, public and press relations, advertisements in trade publications, and evaluation programs.

ChemFree competes with larger, established companies using solvent-based systems which require special handling and hauling of regulated material, other small companies using non-hazardous systems, and with hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, improved health and safety features, elimination of regulatory compliance, and price.

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


                        INTELLIGENT SYSTEMS CORPORATION

INTERQUAD SERVICES - InterQuad Services, with two locations in the London, England area, provides technical training and skills development programs for popular microcomputer software and network products. Some of the most popular offerings are courses for networking products from Novell Inc. and Microsoft Corporation. InterQuad also provides some consulting services related to information systems for business.

Current and prospective technical users of personal computers in the UK comprise the market for education/training activities conducted by InterQuad Services. Typically, customers choose training programs based on the software and network products that they have installed or plan to install at their company premises. InterQuad Services uses extensive advertising, telemarketing and direct mail to stimulate demand for its products and services.

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

The primary market for iE's mini-environment systems is semiconductor manufacturers. iE has systems installed at sites such as Motorola, Intel, AT&T, Siemens, IBM and Kodak. Mini-environments are typically used inside traditional clean-rooms and are installed either in new manufacturing facilities or to retrofit existing ones.

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

iE competes against traditional clean-room companies and other enclosure manufacturers that provide a variety of custom and standard products. Certain of its competitors are larger and more established and may have access to greater resources than does the company. iE competes based on technical expertise in air-handling, proprietary product design and superior product features. Materials are available from a number of sources and iE is not dependent on any single vendor.

GENERAL - Service for the Company's products varies by product line and is available in the markets served by the Company either directly by Company personnel or through its distributors and dealers. The Company provides warranties of varying length for its products and services and, in some cases, sells annual technical support programs. The Company's subsidiaries in the technology segment sell to many customers in numerous markets and would not experience a material adverse effect if the business of a single customer is lost.

Intelligent Systems regularly reviews potential hardware and software companies and products for possible acquisition and/or license. Management expects to continue this practice.


INDUSTRY SEGMENT: HEALTH CARE SERVICES

PsyCare is an established provider of specialty treatment programs for individuals with psychiatric and psychological disorders, including depression and substance abuse. The programs are conducted under PsyCare's Rapha trademark and are directed toward individuals who prefer a treatment approach that integrates the patient's physical and psychological needs with their Christian beliefs. PsyCare provides a continuum of care, including in-patient hospital programs, partial day programs and intensive group out-patient programs. PsyCare presently has 14 program sites, including both adult and adolescent in multiple states.

Hospitals in mid to large size metropolitan areas contract with PsyCare to conduct a Rapha treatment program in their hospital. PsyCare provides medical and program directors as well as therapists and maintains control over all aspects of the treatment, while the hospital provides the physical facility, administrative services, billing and nursing staff.


                        INTELLIGENT SYSTEMS CORPORATION

The market for PsyCare's treatment programs includes adults and adolescents suffering from illnesses such as depression, addiction and behavioral disorders. The program's integrated approach appeals particularly to individuals affiliated with churches and other organizations with a Christian basis. Hospitals that contract with PsyCare to offer the Rapha program do so because it addresses a segment of the population not typically being served by the hospital.

In the health care services business, the number of patients tends to decline during the summer months and prior to holidays. In addition, there are a number of fundamental changes taking place in the industry. In the past few years, the average length of stay for in-hospital treatment has declined by almost 65 percent. At the same time, managed care payors are exerting pressure to lower reimbursement rates paid to treatment providers. Furthermore, managed care is also placing increased emphasis on drug-based treatment programs, with little or no hospital stay, rather than behavioral modification programs such as those offered by PsyCare. With the focus of many hospitals on expense reduction, PsyCare is continually challenged to maintain its margins. The impact of these trends means that PsyCare must treat many more patients for shorter periods of stay while keeping strict control over expenses. Although the company opened programs at new hospitals in 1997, the total number of inpatient programs declined in 1997 compared to 1996 because of intense pressure by service providers to restrict hospital stay for mental health treatment, which makes the Rapha programs less attractive to hospitals. Given these trends, PsyCare has been reducing overhead and costs and exploring alternatives such as expanding outpatient programs. However, at this point it is uncertain whether this strategy will provide a sustainable, profitable business model. In 1996, approximately 37 percent of Company consolidated revenue was derived from programs associated with one chain of psychiatric hospitals. This percentage declined to 13.5 percent in 1997 as the number of programs at the hospital chain decreased.

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

PsyCare's competitors include individual and group practices, private hospital-affiliated treatment programs, and other independent treatment programs with a religious component. With the advent of managed care and the restrictions on in-hospital treatment, PsyCare also competes with outpatient programs and drug-based therapies. PsyCare believes it is one of the top Christian programs in the country but fundamental changes in the industry brought about by managed care are affecting the success of PsyCare and other similar programs. Unlike many of its competitors, PsyCare does not own hospitals or clinics but rather contracts with other facilities to provide the Rapha program in their hospital. This strategy reduces PsyCare's fixed costs but makes it somewhat dependent upon decisions made by the hospital over which PsyCare has little control. For instance, a change in a hospital's management or priorities may result in cancellation of a contract and require PsyCare to relocate to another hospital. Among PsyCare's strengths is the strong programmatic basis for its treatment that ensures that treatment received in each location is of consistent content and quality and not dependent on the characteristics of a particular therapist. Another key factor is PsyCare's strong network of Christian organizations that support the program's focus.

PATENTS, TRADEMARKS AND TRADE SECRETS

The Company has several patents (both issued and pending) covering certain aspects of its products and processes. It may be possible for competitors to duplicate certain aspects of the Company's products and processes even though the Company regards such aspects as proprietary. The Company has registered with the US Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for its products. The Company believes that an active trademark and copyright protection program is important in developing and maintaining brand recognition and protecting its intellectual property. The Company markets its products under trademarks and service marks such as Rapha, iEAir, ACCLAIM, SmartWasher, OzzyJuice and others.

PERSONNEL

As of February 28, 1998, the Company had 249 full-time equivalent employees. The Company's employees are not represented by a labor union and the Company has not had any work stoppages or strikes. The Company believes that its employee relations are good.


                        INTELLIGENT SYSTEMS CORPORATION

AFFILIATED PARTNER COMPANIES

From time to time, Intelligent Systems evaluates products or companies that it believes are involved in promising technologies or markets with good growth potential. From time to time, it has acquired or invested in such products, product rights or companies and expects to continue to do so as a regular part of its strategy. The Company holds investment positions in various growth stage companies, most of which are in technology-related fields and privately held. Some examples of the Company's involvement are as follows:

- A significant equity position in PaySys International, Inc. (PaySys), a leading software company involved in payment processing software systems. Although the Company owns 58 percent of the currently issued and outstanding shares of PaySys common stock, it does not consolidate the results of operations of PaySys because the Company's majority ownership is temporary. PaySys filed a registration statement on Form S-1 in the fall of 1997 related to an initial public offering of its common stock but the registration is not yet effective. If the registration becomes effective or PaySys sells equity in a private sale, the Company's ownership would likely decrease to below 50 percent.

- A 34 percent equity position in Visibility, Inc., a privately held software company involved in engineer-to-order software for large customers selling and managing complex products.

- A 3.4 percent equity position in IQ Software Corporation (IQ), a software company in which the Company has been involved since 1987, which completed its initial public offering in 1992.

- A 23.5 percent equity position in Paragon Interface, a privately held company involved in data mapping and translation software targeted initially for the insurance industry.

- A 35 percent equity position in Risk Laboratories, a privately held software company involved in risk management software for corporate risk departments.


ITEM 2.           PROPERTIES

At December 31, 1997, to house its manufacturing, sales, service and administration operations, the Company had leases covering approximately 147,525 square feet in two facilities in Atlanta, GA; 6,101 square feet in Greenville, SC; 7,000 square feet in Denver, CO; and 14,506 square feet in the London, England area. The Company believes that its leased facilities are adequate for its existing and foreseeable business operations. A portion of the headquarters facility is subleased to businesses in the small business incubator.


ITEM 3.           LEGAL PROCEEDINGS

The Company is a party to a small number of legal matters arising in the ordinary course of its business. It is management's opinion that none of these matters will have a material adverse impact on the Company's consolidated financial position or results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by the Company to a vote of its shareholders during the fiscal quarter ended December 31, 1997.




                        INTELLIGENT SYSTEMS CORPORATION

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

YEAR ENDED DECEMBER 31,                   1997                         1996
                                   HIGH         LOW            HIGH           LOW
-----------------------------------------------------------------------------------
     1ST QUARTER                   4            3              2 11/16        1 7/8

     2ND QUARTER                   6 1/2        2 7/8          3 1/16         1 3/4

     3RD QUARTER                   6 1/4        4 1/2          2 15/16        2

     4TH QUARTER                   7 15/16      4              3 1/4          2 1/2

The Company's Common Stock was held by approximately 750 shareholders of record as of February 27, 1998. No cash dividends were declared or paid by the Company in the two year period ended December 31, 1997. The Company does not intend to pay dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

The income statement and balance sheet data for 1994 and 1993 reflect the reclassification of the Company's European Distribution Business as a discontinued operation in June 1994.

(in thousands except share amounts)

TWELVE MONTHS ENDED DECEMBER 31,          1997              1996             1995             1994              1993
----------------------------------------------------------------------------------------------------------------------
Net Sales                            $    21,160       $    23,678      $    28,240      $    21,364       $    12,598
Net Income (Loss):
  Continuing Operations                   (7,176)(a)         4,239(b)           147(c)        (6,226)(d)         2,945 (e)
  Discontinued Operations                     --                --               --           (1,505)           (3,369)
                                     -----------       -----------      -----------      -----------       -----------
    Net Income (Loss)                     (7,176)            4,239              147           (7,731)             (424)
Net Income (Loss) Per Share:
  Continuing Operations                    (1.41)             0.80             0.03            (1.05)             0.45
  Discontinued Operations                     --                --               --            (0.25)            (0.52)
                                     -----------       -----------      -----------      -----------       -----------
    Net Income (Loss) Per Share            (1.41)             0.80             0.03            (1.30)            (0.07)
Total Assets                              19,091            24,927           23,330           22,755            26,866
Working Capital                           (1,068)            8,554            4,092            6,089            15,342
Long-term Debt                             1,000                --               50               --                --
Stockholders' Equity                      11,396            21,630           18,725           19,192            24,112
Shares Outstanding at Year End         5,104,467         5,126,767        5,312,867        5,575,767         6,413,368

a. Includes $953,000 charge for purchased in-process R&D, $2.6 million gain on sales of investments, $3.0 million write-off of note receivable and $2.3 million loss in equity of investments.
b. Includes net gains of $6.9 million on investments and non-recurring charges of $1.25 million.
c. Includes $818,000 gain on investment and $1.3 million gain on sale of ISJ.
d. Includes $2.2 million write-off of intangibles, $.6 million expense allocated to purchase price of 1994 acquisitions and $1.5 million gain on sale of Peachtree Software note.
e.       Includes gain of $4.1 million on settlement of lawsuit.


                        INTELLIGENT SYSTEMS CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Effective July 1, 1997, the Company acquired QS, Inc. ("QS") and has included the results of QS in the consolidated operating results since that date. In December 1995, the Company sold its Intelligent Systems Japan ("ISJ") subsidiary and in September 1996 sold the assets of a small health care subsidiary. Results of operations of these businesses are not included in the consolidated results of operations after the respective sale dates. A significant amount of the variance in operating results between 1995 and 1996 can be attributed to the sale of ISJ in 1995.

RESULTS OF OPERATIONS

Net sales are derived from two major areas: technology-related products and services and health care services. Principal operating subsidiaries in the technology segment include InterQuad Services (software training programs), ChemFree Corporation (bio-remediating parts washers), Intelligent Enclosures (mini-environment systems for ultraclean manufacturing) and HumanSoft LLC, which includes QS operations (health and human services software for public health agencies). The operating subsidiary in the health care segment is PsyCare America (specialty psychiatric treatment programs).

SALES - Net sales in 1997 were $21,160,000 compared to $23,678,000 in 1996.
Although each of the technology sector companies experienced revenue increases ranging from 11 percent to almost 100 percent, the 11 percent decline overall is attributed to a decrease of more than 45 percent in revenue derived from the PsyCare operations. PsyCare had fewer inpatient programs in 1997 than in 1996 and the contract reimbursement rates were lower in 1997 than in 1996. In the technology sector, the companies sold a greater volume of products and services in 1997 than in 1996. The Company also benefited from the acquisition of QS part way through 1997.

Net sales in 1996 were $23,678,000 compared to $28,240,000 in 1995. The 16 percent decline year-to-year is principally related to the disposition of certain businesses during 1996 and 1995. Revenue from the ongoing companies was essentially flat year-to-year with a net increase in revenue from the technology companies and a slight decline in PsyCare revenue. Revenue increases in the technology sector were led by InterQuad and HumanSoft based on a greater volume of services and products sold, offset in part by a decline in revenue at the ChemFree subsidiary due in large part to stock balancing and a product upgrade program which offset current revenue. The slight decline year-to-year in health care service revenue reflects a fourth quarter reduction in the number of inpatient programs.

Health care services represent 29 percent, 55 percent and 50 percent of revenue in 1997, 1996 and 1995, respectively. The sharp decline in the contribution of the health care services is due to fewer inpatient programs at the PsyCare subsidiary as well as the sale in September 1996 of another health care subsidiary. Revenue derived from international sales was 33 percent in 1997, compared to 25 percent in 1996 and 32 percent in 1995. The increase in 1997 was due to higher sales volume at the InterQuad subsidiary, the first international sales of ChemFree products in the UK and Korea and the decrease in PsyCare's revenues, which are all domestic. The year-to-year decline in 1996 is due to the sale of ISJ in 1995.

COST OF SALES - Cost of sales in 1997 was 62 percent of revenue compared to 54 percent of revenue in 1996. Cost of sales differs for each of the Company's subsidiaries, ranging in 1997 from 50 to 70 percent of revenue. The overall increase in cost of sales as a percentage of revenue relates primarily to higher cost of services at the InterQuad subsidiary due to increased use of higher paid consultants to conduct training classes for part of the year as a result of a shortage of qualified employees. In addition, PsyCare experienced lower average rates on contract reimbursement for inpatient programs.

Cost of sales in 1996 was 54 percent of revenue compared to 52 percent in 1995. The change is principally related to the fact that ISJ's cost for software products was significantly lower than the cost for products and services provided by the remaining subsidiaries, thus contributing to a lower overall cost of sales in 1995. After eliminating the effect of ISJ, for the remaining operations, there was a decline in cost of sales as a percent of revenue in the health care service segment due to operating efficiencies and lower personnel costs and a slight increase in cost of sales for the technology companies reflecting price pressure due to competition.

OPERATING EXPENSES - In 1997, marketing and general and administrative expenses declined by approximately 17 percent and 4 percent, respectively, compared to 1996 on an 11 percent decline in revenue. PsyCare reduced its marketing expenses significantly in line with lower revenue levels, while increases at certain technology subsidiaries were tied to generating and supporting higher sales volumes. General and administrative expenses declined in absolute values year-to-year but increased


                        INTELLIGENT SYSTEMS CORPORATION
slightly as a percentage of revenue in 1997 compared to 1996. The acquisition of QS increased overhead expenses in the second half of the year. Research and development expense in 1997 was $1.5 million in 1997 compared to $286,000 in 1996. The difference is due principally to a non-recurring charge of $953,000 booked in the third quarter of 1997 related to the allocation of a portion of the QS purchase price to in-process research and development. The remaining increase is due to more spending on new product development at the HumanSoft operation.

Expenses for marketing, general and administrative and research and development activities were lower by $3,228,000 in 1996 than in 1995. These expenses declined by 20 percent year-to-year on a 16 percent decline in revenue. After eliminating the expense and revenue of ISJ, expenses at the comparable remaining subsidiaries represented 55 percent of revenue in 1996, a significant improvement compared to 70 percent of revenue in 1995. The improvement in the expense to revenue ratio results from improved operating efficiency at the PsyCare operation through consolidation of functions and programs, as well as controlling expenses while growing revenues at the other subsidiaries, except for ChemFree. At ChemFree, expenses increased to provide the infrastructure to support the existing installed base of products, to expand the marketing and sales efforts to develop new channels of distribution and target markets, and to add new product enhancements. In 1996, PsyCare incurred a non-recurring expense of $250,000 in the second quarter to buy out a long-term contract and amend a license agreement.

INTEREST INCOME - Net interest income in 1997 was $350,000, 30 percent lower than in 1996. The decrease relates to higher interest expense in 1997 as well as a reduction in interest bearing notes receivable. Net interest income in 1996 increased by $73,000 over 1995 due in part to lower interest expense in 1996 because the Company repaid its outstanding bank debt in 1996.

INVESTMENT INCOME - In 1997, the Company recorded a net loss of $2,585,000 on investments compared to investment income of $5,844,000 in 1996. In 1997, the principal components of this category include a gain of $1.9 million on the sale of PaySys stock (see Note 3), a gain of $469,000 on the sale of an investment in Astra Communications, a gain of $217,000 on the sale of OrCAD stock (see Note
3), a $3.0 million write-off of a note receivable from DayStar Digital, Inc. (see Note 5) and $2.3 million in net losses in the equity of investments accounted for by the equity method. In 1996, the Company recorded gains of $6.6 million on aggregate sales of 315,000 shares of common stock of IQ Software Corporation (IQ) from time to time during the year. The Company also recorded a gain, net of taxes, of $337,000 on the sale of 104,484 shares of OrCAD, Inc. common stock in OrCAD's initial public offering (see Note 3). In the fourth quarter of 1996, the Company recorded a charge of $1.0 million to reduce the carrying value of its minority equity investment in DayStar. In 1995, the Company recorded a gain of $818,000 on the sale of a portion of its holdings in IQ and a gain of $1.3 million on the exchange of the Company's equity interest in ISJ for OrCAD, Inc. common stock. In addition, in 1995 the Company recorded a loss of $203,000 related to its equity in the losses of PaySys.

OTHER INCOME - Other income/expense in 1997 and 1996 consists mainly of several miscellaneous, non-recurring sources of income and expense. In 1995, the Company recognized income from marketing and consulting agreements related to the sale of a subsidiary in 1991. The agreements terminated in 1995 and thus no related income was recorded in later years.

TAXES - Taxes payable in 1997 relate to the operations of QS. The Company used net loss carryforwards to offset taxable income in 1996. Income taxes in 1995 are related to the income of ISJ prior to its sale in December 1995 as well as a partial reversal of a tax refund at a subsidiary upon completion of final tax returns for a prior period.

COMMON SHARES - The Company has repurchased its common shares in each of the last three years under a stock repurchase program. The repurchases resulted in 5,104,467, 5,126,767 and 5,312,867 shares outstanding at December 31, 1997, 1996 and 1995, respectively.

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

Effective January 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which established accounting standards for


                        INTELLIGENT SYSTEMS CORPORATION
the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the Company's financial position.

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which changes the method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share", as defined. Basic and diluted earnings per share amounts pursuant to SFAS No. 128 do not differ from reported earnings per share amounts under existing accounting rules.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition". SOP 97-2 clarifies and changes some software recognition practices and supersedes the existing guidance of SOP 91-1. SOP 97-2 must be adopted effective January 1, 1998. The Company's management does not believe adopting SOP 97-2 will have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 1997, the principal sources of liquidity were $2.0 million from the sale of PaySys shares (see Note 3), $1.7 million from the sale of investments in OrCAD and Astra Communications, advances totaling approximately $700,000 under bank lines of credit, advances under short-term notes totaling $778,000, the maturity of certificates of deposit totaling $1.1 million and approximately $1.0 million generated from operations. The principal uses of funds were $870,000 to fund the acquisition of QS, Inc. (see Note 2), $4.6 million to acquire a 34 percent equity position in Visibility, Inc. (a privately held software company), $1.7 million to increase the Company's long-term investments in several small, privately-held technology companies, $1.2 million in net advances under loans to companies in which the Company holds long-term investments and $1.2 million to acquire property and equipment mainly related to new facilities at the InterQuad subsidiary. Notes payable and long-term debt at December 31, 1997 are comprised of $700,000 in bank debt, $1.5 million in notes payable to the sellers of QS, and $778,000 in notes related to two acquisitions of long-term investments.

In 1996, the principal sources of liquidity were $7,193,000 from the proceeds of various sales of IQ stock, $1,069,000 from the proceeds of the sale of OrCAD common stock and repayment of a note receivable of $400,000. The principal uses of funds were to increase the Company's long-term investments as a minority investor in several promising, privately-held companies, to repay $1,488,000 of bank debt, to repurchase 236,100 shares of the Company's common stock during the year for $619,000, to purchase approximately $1.4 million in fixed assets (mainly computers and related equipment), to purchase certificates of deposit totaling $1,056,000, and to fund working capital requirements of domestic operations.

In October 1997, PaySys filed a registration statement on Form S-1 with respect to a proposed initial public offering of its common stock, in which the Company had anticipated selling some of its PaySys stock to provide additional liquidity. As of the date hereof, the registration has not become effective. Although the Company believes that PaySys will be successful in raising capital in 1998 either through a public offering or private sale, there can be no assurance as to the timing or amount of capital raised or to what extent the Company would participate in the sale of PaySys stock. Consequently, subsequent to the year-end, the Company arranged for an additional bank loan of up to $1,000,000 secured by the Company's holdings in PaySys common stock which the Company believes will be adequate to fund its operations and commitments in the foreseeable future. The Company will not make new investments while the bank loan is outstanding without the bank's permission. The Company believes it could enter into a private sale of some portion of its PaySys holdings, at a significant gain, if it desired to do so prior to an effective public offering of PaySys common stock.

The Company believes it has adequate access to capital through bank borrowings or sale of assets to support current operations and plans. As explained in Note 1 to the Consolidated Financial Statements, a substantial deterioration in the financial condition of any of the companies in which the Company has significant long-term investments could have an adverse effect on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page F-1.


                        INTELLIGENT SYSTEMS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No independent public accountant of the Company has resigned, indicated any intent to resign or been dismissed as the independent public accountant of the Company during the two years ended December 31, 1997 or subsequent thereto.



                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to management's nominees for directors and to the executive officers of the Company is set forth under the captions "Proposal 1 - The Election of Directors - Nominees" and "Proposal 1 - The Election of Directors - Executive Officers" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on June 12, 1998. Such information is incorporated herein by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10 percent of the Company's Common Stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the above referenced Proxy Statement. Such information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Information relating to management compensation is set forth under the captions "Proposal 1 - The Election of Directors - Executive Compensation" in the Company's Proxy Statement referred to in Item 10 above. Such information is incorporated herein by reference, except for the information set forth in the subsections entitled "Proposal 1 - The Election of Directors - Executive Compensation - Board Compensation Committee Report on Executive Compensation" and "Performance Graph," which specifically are not so incorporated by reference.


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

         Report of Independent Public Accountants
         Consolidated Balance Sheets at December 31, 1997 and 1996
         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995


                        INTELLIGENT SYSTEMS CORPORATION

        Consolidated Statements of Cash Flow for the years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

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

         Schedule II - Valuation and Qualifying Accounts and Reserves
         Report of Independent Auditors for InterQuad Services Limited
         Report of Independent Auditors for PaySys International, Inc. Consolidated Balance Sheets of PaySys at December 31, 1997 and 1996 Consolidated Statements of Operations of PaySys for the three years ended December 31, 1997
         Consolidated Statements of Changes in Stockholders' Equity of PaySys
           for the three years ended December 31, 1997
         Consolidated Statements of Cash Flows of PaySys for the three years ended December 31, 1997
         Notes to Consolidated Financial Statements of PaySys

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

2.3 Stock Purchase Agreement between Intelligent Systems Corporation and Francis Crowder, Sr., Marion S. Crowder, Kevin W. Davidson and Charles
         S. Verdin III dated July 1, 1997.

2.4 Stock Purchase Agreement between Intelligent Systems Corporation and Oak Investment Partners V, L.P. and Oak V Affiliate Fund, L.P. dated March 31, 1997.

3(i) Articles of Amendment of Articles of Incorporation dated November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant's Report on Form 8-K dated November 25, 1996.)

3(ii) Bylaws of the Registrant dated March 11, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K for the year ended December 31, 1996.)

4.1 See Exhibits 3(i) and 3(ii) for instruments defining rights of holders of Common Stock and Preferred Stock of Registrant.

4.2 Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 8-K dated November 25, 1997.)

4.3 Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated November 25, 1997.)

10.1 Lease Agreement dated March 11, 1985, between a subsidiary of the Registrant and A.R. Weeks. (Incorporated by reference to Exhibit 10.1 to Intelligent Systems Corporation Annual Report on Form 10-K for the fiscal year ended March 31, 1986.)


                        INTELLIGENT SYSTEMS CORPORATION

10.2 Second Amendment to Lease Agreement dated June 19, 1997 between a subsidiary of the Registrant and A.R. Weeks.

10.3 Promissory Note of Registrant in favor of NationsBank dated September 29, 1995 and related Security Agreement. (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1995.)

10.4     Management Compensation Plans and Arrangements:

         (a) Intelligent Systems Corporation 1991 Stock Incentive Plan, amended June 6, 1997.
         (b) Intelligent Systems Corporation Change in Control Plan for
             Officers.
         (c) Intelligent Systems Corporation Outside Director's Retirement Plan.

         Item 10.6 (a) is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated July 25, 1997.

         Items 10.6 (b) and (c) are incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1993.

10.5 Form of Promissory Note of Registrant in favor of sellers of QS, Inc. dated as of July 1, 1997.

10.6 Loan Agreement dated February 17, 1998 between Registrant and NationsBank, N.A.

10.7 Pledge Agreement dated February 17, 1998 between Registrant and NationsBank, N.A.

21.0     List of subsidiaries of Registrant.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Morley and Scott.

23.3     Consent of Ernst and Young LLP.

27       Financial Data Schedule (for SEC use only)

(b) REPORTS ON FORM 8-K.

The Registrant filed a report on Form 8-K dated November 25, 1997.

(c) SEE ITEM 14(a)(3) ABOVE.

(d) SEE ITEM 14(a)(2) ABOVE.



                        INTELLIGENT SYSTEMS CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTELLIGENT SYSTEMS CORPORATION
                                    Registrant

                                    By: /s/ J. LELAND STRANGE
                                        ----------------------------------------
                                            J. Leland Strange
                                            Chairman of the Board, President
                                            and Chief Executive Officer
Dated: April 15, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                           CAPACITY                                        DATE

/s/ J. LELAND STRANGE               Chairman of the Board, President,               April 15, 1998
------------------------------      Chief Executive Officer and Director
     J. Leland Strange              (Principal Executive Officer)


/s/ HENRY H. BIRDSONG               Chief Financial Officer                         April 15, 1998
------------------------------      (Principal Accounting and Financial Officer)
     Henry H. Birdsong


/s/ DONALD A. MCMAHON               Director                                        April 15, 1998
------------------------------
     Donald A. McMahon


/s/ JAMES V. NAPIER                 Director                                        April 15, 1998
------------------------------
     James V. Napier


/s/ JOHN B. PEATMAN                 Director                                        April 15, 1998
------------------------------
     John B. Peatman


/s/  PARKER H. PETIT                Director                                        April 15, 1998
------------------------------
     Parker H. Petit




                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

FINANCIAL STATEMENTS:

     Report of Independent Public Accountants...............................................................F-2

     Consolidated Balance Sheets - December 31, 1997 and 1996...............................................F-3

     Consolidated Statements of Operations -
        Years Ended December 31, 1997, 1996 and 1995........................................................F-4

     Consolidated Statements of Changes in Stockholders' Equity -
        Years Ended December 31, 1997, 1996 and 1995........................................................F-5

     Consolidated Statements of Cash Flow -
        Years Ended December 31, 1997, 1996 and 1995........................................................F-6

     Notes to Consolidated Financial Statements.............................................................F-7

FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

     Schedule II - Valuation and Qualifying Accounts and Reserves...........................................S-1

     Report of Independent Auditors for InterQuad Services Limited..........................................S-2

     Report of Independent Auditors for PaySys International, Inc...........................................S-3
        Consolidated Balance Sheets of PaySys at December 31, 1997 and 1996.................................S-4
        Consolidated Statements of Operations of PaySys for the three years ended December 31, 1997.........S-5
        Consolidated Statements of Changes in Shareholders' Equity (Deficit) of PaySys
           for the three years ended December 31, 1997......................................................S-6
        Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 1997..........S-7
        Notes to Consolidated Financial Statements of PaySys................................................S-8




                        INTELLIGENT SYSTEMS CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE STOCKHOLDERS OF INTELLIGENT SYSTEMS CORPORATION:

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiary companies and operating partnerships as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of InterQuad Services Limited, a majority-owned subsidiary, which statements reflect total assets and total revenues of 18.9 percent and 31.2 percent, respectively, in 1997 and of 9.4 percent and 25.1 percent, respectively, in 1996 of the consolidated totals. We did not audit the financial statements of PaySys International, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in PaySys International, Inc. represents 0 percent of total assets in 1997 and 6.9 percent of total assets in 1996, and the equity in its 1997 net loss and its 1996 net income represents, respectively, 40 percent of consolidated net loss for 1997 and 1.1 percent of consolidated net income for 1996. The statements of InterQuad Services Limited and PaySys International, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for InterQuad Services Limited and PaySys International, Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and its subsidiary companies and operating partnerships as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 27, 1998




                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)



AS OF DECEMBER 31,                                                                    1997           1996
-----------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                              $     43       $  2,434
  Certificate of deposit                                                                  --          1,056
  Accounts receivable, net                                                             3,855          3,764
  Notes and interest receivable                                                          330          3,212
  Inventories                                                                            611            648
  Other current assets                                                                   788            737
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                               5,627         11,851
-----------------------------------------------------------------------------------------------------------
Long-term investments                                                                  9,512          8,967
Long-term notes receivable                                                               133          1,414
Property and equipment, at cost less accumulated depreciation and amortization         2,848          2,126
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                    971            569
-----------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 19,091       $ 24,927
===========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                             $  1,979       $     --
  Accounts payable                                                                     1,285            984
  Accrued expenses and other current liabilities                                       3,431          2,313
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                          6,695          3,297
-----------------------------------------------------------------------------------------------------------
Long-term debt                                                                         1,000             --
-----------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,104,467 and
      5,126,767 outstanding at December 31, 1997 and 1996, respectively                   51             51
  Paid-in capital                                                                     24,046         24,139
  Foreign currency translation adjustment                                               (193)          (196)
  Unrealized gain in available-for-sale securities                                       836          3,804
  Accumulated deficit                                                                (13,344)        (6,168)
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                        11,396         21,630
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 19,091       $ 24,927
===========================================================================================================


The accompanying notes are an integral part of these balance sheets.




                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)



YEAR ENDED DECEMBER 31,                                                   1997              1996              1995
--------------------------------------------------------------------------------------------------------------------
Net sales                                                            $    21,160       $    23,678       $    28,240
Expenses:
    Cost of sales                                                         13,031            12,838            14,579
    Marketing                                                              3,860             4,624             4,280
    General & administrative                                               7,638             7,983            10,846
    Research & development                                                 1,485               286               995
--------------------------------------------------------------------------------------------------------------------
Loss from operations                                                      (4,854)           (2,053)           (2,460)
--------------------------------------------------------------------------------------------------------------------
Other income:
    Interest income, net                                                     350               501               428
    Investment income (loss), net                                         (2,585)            5,844             1,896
    Other income (loss), net                                                 (61)              (38)              399
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and minority interest           (7,150)            4,254               263
--------------------------------------------------------------------------------------------------------------------
Income tax provision                                                          16                 3               102
--------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                    (7,166)            4,251               161
--------------------------------------------------------------------------------------------------------------------
Minority interest                                                             10                12                14
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $    (7,176)      $     4,239       $       147
====================================================================================================================
Basic and diluted net income (loss) per share                        $     (1.41)      $      0.80       $      0.03
====================================================================================================================
Weighted average shares outstanding                                    5,087,456         5,278,269         5,371,401
====================================================================================================================


The accompanying notes are an integral part of these statements.




                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                             YEAR ENDED DECEMBER 31,
STOCKHOLDERS' EQUITY                                                 1997              1996              1995
---------------------------------------------------------------------------------------------------------------
COMMON STOCK, NUMBER OF SHARES, beginning of year                 5,126,767         5,312,867         5,575,767
Exercise of options during year                                      25,000            50,000                --
Purchase and retirement of stock                                    (47,300)         (236,100)         (262,900)
---------------------------------------------------------------------------------------------------------------
  End of year                                                     5,104,467         5,126,767         5,312,867
---------------------------------------------------------------------------------------------------------------
COMMON STOCK, AMOUNT, beginning of year                         $        51       $        53       $        56
Purchase and retirement of stock                                         --                (2)               (3)
---------------------------------------------------------------------------------------------------------------
  End of year                                                            51                51                53
---------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL, beginning of year                                   24,139            24,756            25,263
Proceeds from options exercised                                          67                --                --
Purchase and retirement of stock                                       (160)             (617)             (507)
---------------------------------------------------------------------------------------------------------------
  End of year                                                        24,046            24,139            24,756
---------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT, beginning of year             (196)             (153)             (141)
Foreign currency translation adjustment during year                       3               (43)              (12)
---------------------------------------------------------------------------------------------------------------
  End of year                                                          (193)             (196)             (153)
---------------------------------------------------------------------------------------------------------------
UNREALIZED GAIN IN AVAILABLE-FOR-SALE SECURITIES                        836             3,804             4,476
---------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, beginning of year                               (6,168)          (10,407)          (10,554)
Net income (loss)                                                    (7,176)            4,239               147
---------------------------------------------------------------------------------------------------------------
  End of year                                                       (13,344)           (6,168)          (10,407)
---------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      $    11,396       $    21,630       $    18,725
===============================================================================================================

The accompanying notes are an integral part of these statements.




                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                  YEAR ENDED DECEMBER 31,
CASH PROVIDED BY (USED FOR):                                                 1997          1996          1995
--------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income (loss)                                                       $(7,176)      $ 4,239       $   147
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                       2,193           985         1,451
         Loss (gain) from sale or write-down of assets, net                    330        (5,804)       (2,545)
         Equity in net loss (gain) of affiliates                             2,262           (40)          203
         Changes in operating assets and liabilities:
            Accounts receivable                                                453           195        (1,210)
            Inventories                                                         37          (203)         (180)
            Other current assets                                               (36)         (202)           66
            Accounts payable                                                   301          (520)          665
            Accrued expenses and other current liabilities                   2,668           885           316
--------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                            1,032          (465)       (1,087)
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                         3,667         8,267           939
   Decrease in net assets/liabilities of
      discontinued operations                                                  100            --           939
   Acquisition of company, net of cash acquired                               (870)           --            (8)
   Increase in ownership of subsidiaries                                       (50)         (136)           --
   Decrease in minority interests                                               --            --          (136)
   Dispositions of short-term investments                                       --            --         1,328
   Acquisitions of long-term investments                                    (6,329)       (1,025)         (796)
   Advances under notes receivable, net                                     (1,223)         (115)       (1,644)
   Maturity (purchases) of certificates of deposit                           1,056        (1,056)           --
   Purchases of property and equipment, net                                 (1,162)       (1,406)         (752)
--------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                            (4,811)        4,529          (130)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term
     borrowing arrangements                                                  1,478        (1,488)        1,249
   Purchase and retirement of stock                                           (160)         (619)         (509)
   Exercise of stock options                                                    67            --            --
   Foreign currency translation adjustment                                       3           (43)           27
--------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                             1,388        (2,150)          767
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             (2,391)        1,914          (450)
Cash at beginning of year                                                    2,434           520           970
--------------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $    43       $ 2,434       $   520
==============================================================================================================


The accompanying notes are an integral part of these statements.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 1


ORGANIZATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Organization - Intelligent Systems Corporation, a Georgia corporation (the "Corporation" or the "Company"), was formed in November 1991 to acquire through merger the business, net assets and operations of Intelligent Systems Master, L.P.

Nature of Operations - The Company is involved in creating and managing businesses through flexible partnership arrangements. Consolidated partnership companies (in which the Company has the majority ownership and control) are principally engaged in two industries: technology related products and services and health care services (as defined more specifically in Note 14). The Company's affiliate partnership companies (in which the Company has a minority ownership or non-controlling stake) are mainly involved in the technology industry.

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

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material intercompany accounts and transactions.

Investments - Investments in entities in which the Company has a 20 to 50 percent ownership interest or where majority ownership is temporary are accounted for by the equity method. Investments of less than 20 percent in non-marketable equity securities are accounted for at the lower of cost or market. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The aggregate fair value of the Company's available-for-sale securities, which consist primarily of 157,801 shares of IQ Software Corporation (IQ) common stock as of December 31, 1997 and 1996 and 104,484 shares of common stock of OrCAD, Inc. (OrCAD) as of December 31, 1996, totaled $1,288,000 and $4,818,000, at December 31, 1997 and 1996,
respectively. Such amounts include unrealized holding gains of $836,000 and $3,804,000, as of December 31, 1997 and 1996, respectively, which are reflected as a separate component of stockholders' equity. In 1997, the Company recorded a gain of $217,000 and cash proceeds of $948,000 from the sale of 104,484 shares of common stock of OrCAD as well as a gain of $1,865,000 and cash proceeds of $2.0 million on the sale of 50,537 shares of common stock of PaySys International, Inc. (Note 3). In 1996, the Company recorded gains of $6,628,000 and cash proceeds of $7,193,000 on sales of 315,000 shares of IQ common stock as well as a gain of $337,000 and cash proceeds of $1,069,000 on the sale of 104,484 shares of common stock of OrCAD. The gains on the transactions are calculated based on the average cost basis of the securities. The Company's short-term investments are classified as trading securities under SFAS No. 115. The impact on the December 31, 1997 and 1996 financial statements of applying SFAS No. 115 to the trading securities was immaterial. Approximately $6.6 million of the Company's long-term investments at December 31, 1997 are concentrated in IQ and Visibility, Inc. (see Note 4). A deterioration in the financial condition of either of these companies could have an adverse effect on the Company's financial condition.

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

Property and Equipment - Property and equipment are carried at cost. For financial reporting purposes, depreciation is provided using the 150 percent declining balance method over the estimated lives of the assets, as follows:

CLASSIFICATION                       USEFUL LIFE IN YEARS
--------------------------------------------------------------
 Operating equipment                            5
 Furniture & fixtures                           7
 Leasehold improvements                       1-7
--------------------------------------------------------------

Accumulated depreciation and amortization was $4,386,000 and $3,162,000 at December 31, 1997 and 1996, respectively.

Intangibles - Intangibles are carried at cost net of related amortization. The excess of costs over underlying net assets of businesses acquired is generally amortized over periods of three to five years using the straight-line method. Accumulated amortization of intangibles totaled $1.8 million and $1.2 million at December 31, 1997 and 1996, respectively. The Company follows a policy of writing off the asset and accumulated amortization for fully amortized intangibles. The Company periodically reviews the values


                        INTELLIGENT SYSTEMS CORPORATION
assigned to intangible assets to determine whether they have been permanently impaired. Relative to goodwill, the Company uses an estimate of the undiscounted cash flows of the applicable entity over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Based on this analysis, the Company wrote off $367,000 of goodwill related to Carisys, Inc. in 1995. This write-off is reflected in general and administrative expense in the accompanying statements of operations. In 1997, 1996 and 1995, the Company recorded intangible amortization expense of approximately $604,000, $332,000 and $773,000, respectively. In 1997, the Company expensed $953,000 of purchased research and development related to the acquisition of QS, Inc. as more fully discussed in Note 2. This expense is included in research and development expense on the accompanying statements of operations.

The Company conforms to the requirements of SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software once technological feasibility, as defined, has been reached. Costs of maintaining existing software and research and development are expensed as incurred. The Company did not capitalize any software development costs during the years ended December 31, 1997, 1996 and 1995.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 1997 and 1996 consist of the following:

(in thousands)                               1997          1996
---------------------------------------------------------------
 Accrued wages and payroll taxes            $  574         $392
 Deferred revenue                            1,748          421
 Other accrued expenses                        721           --
---------------------------------------------------------------

Warranty Costs - Estimated costs associated with product warranties are accrued as an expense in the period the related sales are recognized.

Revenue Recognition - Revenue is derived from sales of software licenses, technology-related products and services and health care services. The Company recognizes revenue when products are shipped or, in the case of service providers, when the services are rendered. Revenue recognition practices for software are in accordance with Statement of Position 91-1, "Software Revenue Recognition". The Company generally recognizes software license revenue upon delivery of the software and related documentation when there are no significant remaining obligations. The Company accrues the costs of insignificant obligations remaining when software license revenue is recognized. Service fees received from the sale of software maintenance and support contracts provide customers access to technical support and minor upgrades to licensed revenues and are recognized as services are provided over the life of such contracts. The Company provides for estimated sales returns in the period in which the sales are recorded.

Cost of Sales - Cost of sales includes direct material, direct labor and production overhead for product companies and direct cost of services rendered for service companies.

Accounting Changes - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share", which changes the method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share", as defined. Basic and diluted earnings per share amounts pursuant to SFAS No. 128 do not differ from reported earnings per share amounts under existing accounting rules.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation". The Statement requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its pro forma effects on net income. The Company has adopted the disclosure requirements of this statement and has chosen to continue to apply the accounting provision of Accounting Principle Board Opinion No. 25. As a result, the adoption of this new standard did not have an effect on the Company's financial position or results of operations. See Note 11.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement requires companies to report comprehensive income and its components in its financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity in a period. The Company will adopt the disclosure requirements of this statement in March 1998.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires a management approach to be used when reporting business segments. Reportable segments are based on products and services, geography, legal structure or management structure. The Company will adopt the disclosure requirements of this statement in March 1998.


                        INTELLIGENT SYSTEMS CORPORATION

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition". SOP 97-2 clarifies and changes some software recognition practices and supersedes the existing guidance of SOP 91-1. SOP 97-2 must be adopted effective January 1, 1998. The Company's management does not believe adopting SOP 97-2 will have a material impact on the Company's financial position or results of operations.


NOTE 2

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

QS, Inc. - Effective July 1, 1997, the Company acquired all of the outstanding common stock of QS, Inc. (QS), a company engaged in providing software products and services to the public health market. The Company paid $2.0 million in cash and issued a promissory note for $1.5 million due in three equal annual installments beginning July 1, 1998 and bearing interest at 8.5 percent per annum, payable quarterly. The promissory note is guaranteed by an executive officer of the Company. The acquisition was accounted for as a purchase. The Company expensed $953,000 of purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. Since the acquisition date, the Company has consolidated the results of operations of QS.


NOTE 3

SALE OF ASSETS

PaySys International, Inc. - On March 31, 1997, the Company sold 50,537 (252,685 post-split) shares of common stock of PaySys International, Inc. ("PaySys") in a private transaction. The Company received $2.0 million in cash for the stock and recorded a gain of $1,864,000 on the sale. The Company retains 4,135,330 post-split shares of common stock of PaySys as of December 31, 1997.

Intelligent Systems Japan, K. K. - Effective December 2, 1995, the Company sold all its ownership interest in Intelligent Systems Japan (ISJ), a subsidiary company, to OrCAD, Inc. The Company exchanged its interest in ISJ for 208,968 shares of common stock of OrCAD. The Company recorded a gain of $1.3 million in the quarter ended December 31, 1995 on the exchange transaction. On March 1, 1996, OrCAD completed its initial public offering. The Company sold one-half of its OrCAD stock (104,484 shares) in the initial public offering and recognized a gain, net of tax, of $337,000 in the first quarter of 1996. The Company sold its remaining 104,484 shares of common stock of OrCAD in the second quarter of 1997, recognizing a gain of $217,000 on the sale.


NOTE 4

INVESTMENTS IN AFFILIATES

At December 31, 1997, the Company owned a 58 percent interest in PaySys. Since it is the majority owner only temporarily, the Company is not considered the controlling shareholder in 1997 and therefore, the investment is classified as an affiliate and accounted for by the equity method of accounting. The Company's pro rata share of PaySys losses was $7.9 million in 1997. However, in accordance with the equity method of accounting, the Company only recorded $3.0 million, reducing the Company's investment of $3.0 million to zero. The Company has no obligation or intent to provide additional funding to PaySys. No dividends were received from the affiliate during 1997 and 1996.

The table below contains the summarized financial information of PaySys.

YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------
(in thousands)                         1997              1996          1995
----------------------------------------------------------------------------
Current assets                      $ 12,884          $ 11,700      $     --
Current liabilities                   23,207            14,271            --
Noncurrent assets                      3,604             4,494            --
Noncurrent liabilities                 4,897             1,761            --

Net sales                           $ 32,787          $ 26,924      $ 21,728
Operating income (loss)              (15,063)              592           222
Net income (loss)                    (15,815)(1)           139          (472)(2)
----------------------------------------------------------------------------

1. Includes non-recurring charges totaling $5.8 million.
2. Includes non-recurring charge of $1.2 million.

At December 31, 1997, the Company owned a 33.7 percent interest in Visibility, Inc., a software company. The investment is classified as an affiliate and accounted for using the equity method of accounting. No dividends were received from the affiliate in 1997.


                        INTELLIGENT SYSTEMS CORPORATION

The table below contains the summarized financial information of Visibility.

YEAR ENDED DECEMBER 31,
------------------------------------------------------------
(in thousands)                    1997       1996      1995
------------------------------------------------------------
Current assets                  $ 6,832    $ 4,804
Current liabilities               7,235      8,955
Noncurrent assets                 1,453      1,763
Noncurrent liabilities            6,490      5,040

Net sales                       $21,850    $19,982   $19,963
Operating loss                   (2,791)    (5,759)   (2,531)
Net loss                         (3,260)    (6,048)   (3,028)
------------------------------------------------------------


NOTE 5

ACCOUNTS AND NOTES RECEIVABLE AND OTHER COMMITMENTS

At December 31, 1997 and 1996, the Company's allowance for doubtful accounts and sales returns amounted to $207,000 and $372,000, respectively.

Provisions for doubtful accounts and sales returns were $46,000, $312,000 and $446,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company holds minority ownership positions in Paragon Interface, Inc. (data mapping software) and Risk Laboratories, Inc. (risk management software). As part of these transactions, the Company entered into loan agreements with terms of two to three years and interest rates ranging from 2 to 5 percent over prime. The Company provided advances under these commitments (which amount to approximately $368,000 and $150,000 at December 31, 1997 and 1996, respectively) and has no commitment for additional funding under the terms of the agreements. At December 31, 1997, the Company owns 23.5 percent and 35 percent of the equity in Paragon and Risk, respectively, and accounts for these investments by the equity method.

In April 1995, the Company entered into a Pledge Agreement with IQ Software Corporation (IQ) pursuant to which the Company pledged 240,163 shares of IQ stock held by the Company as collateral for a loan of $1.8 million from IQ to DayStar Digital Inc. In 1996, IQ released 85,259 shares of stock held as collateral that was then sold by the Company. In 1997, the Company repaid the $1.8 million debt of DayStar to IQ and IQ released the balance of 154,904 shares to the Company. The Company subsequently wrote off $3.0 million related to uncollectability of the note from DayStar when DayStar ceased operations in October 1997.


NOTE 6

BORROWINGS

Terms and borrowings under the Company's credit facilities are summarized below:

(in thousands)                                           1997             1996
-------------------------------------------------------------------------------
Maximum outstanding (month-end)                         $1,172           $1,476
Outstanding at year end                                 $  700               --
Average interest rate at  year end                         8.5%             N/A
Average borrowings during the year                      $1,040           $  604
Average interest rate                                      8.7%            10.0%
-------------------------------------------------------------------------------

Interest paid on debt during 1997, 1996 and 1995 amounted to $103,000, $61,000 and $93,000, respectively.


NOTE 7

LONG-TERM DEBT

The Company's long-term debt consists of the promissory notes payable to the sellers of QS, as more fully described in Note 2. Maturities of long-term debt are as follows:

YEAR ENDED DECEMBER 31,
--------------------------------------------------------------
(in thousands)
--------------------------------------------------------------
              1999                            $  500
              2000                               500
--------------------------------------------------------------
Total long-term debt payments                 $1,000
==============================================================


NOTE 8

INCOME TAXES

The income tax provision related to operations consists of the following:

YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
(in thousands)                                1997           1996           1995
--------------------------------------------------------------------------------
Current:
  Foreign                                     $ --           $ --           $ 46
  Domestic                                      16              3             56
--------------------------------------------------------------------------------
                                              $ 16           $  3           $102
================================================================================

A reconciliation between the Company's effective tax rate and the U.S. statutory rate is not provided since only state income and foreign taxes are provided.

At December 31, 1997, the Company's domestic subsidiaries had net operating loss carryforwards totaling $19.0 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2005 and


                        INTELLIGENT SYSTEMS CORPORATION
continuing through 2012. The utilization of these carry-forwards may be limited in some cases to taxable income of the particular subsidiary and also may be subject to annual limitation under the Internal Revenue Code in connection with a greater than 50 percent change in ownership as defined under Section 382.

The Company accounts for income taxes using Statement of Financial Accounting Standard 109, "Accounting for Income Taxes". The Company has a deferred tax benefit of approximately $10.0 million and $8.6 million at December 31, 1997 and 1996, respectively. As the Company's ability to realize the deferred tax asset is uncertain, the amount is offset in both 1997 and 1996 by a valuation allowance of an equal amount. The deferred tax benefit at December 31, 1997 and 1996 relates primarily to net operating loss carryforwards.

Income taxes paid during 1997, 1996 and 1995 amounted to $16,000, $3,000 and $0, respectively.


NOTE 9

COMMITMENTS AND
CONTINGENCIES

The Company has noncancellable operating leases expiring at various dates through 2004. Future minimum lease payments are as follows:

YEAR ENDED DECEMBER 31,
--------------------------------------------------------------
(in thousands)
--------------------------------------------------------------
              1998                            $1,311
              1999                             1,234
              2000                             1,190
              2001                               950
              2002                               885
           Thereafter                            223
--------------------------------------------------------------
Total minimum lease payments                  $5,793
==============================================================

Rental expense for leased facilities and equipment related to operations amounted to $1.2 million, $1.0 million and $1.4 million, for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 10

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


NOTE 11

STOCK OPTION PLAN

The Company instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991, which was amended in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan provides shares of common stock that may be sold to officers and key employees. Stock options are granted at fair market value on the date of grant. As of December 31, 1997, 655,000 options are fully vested and exercisable at a weighted average price per share of $1.75. Of the unvested options, 5,000 vest in 1998 and 5,000 vest in 1999. All options expire ten years from their respective dates of grant. At December 31, 1997, the weighted average remaining contractual life of the outstanding options is 6.8 years and there are 655,000 options exercisable with option prices ranging from $0.875 to $2.94 and with a weighted average price per share of $1.75. Stock option transactions during the three years ended December 31, 1997 were as follows:

(in thousands)                  1997         1996      1995
------------------------------------------------------------
Options outstanding
  at January 1                690,000      640,000   330,000
Options granted                    --      410,000   310,000
Options exercised              25,000       50,000        --
Options canceled                   --      310,000        --
Options outstanding
  at December 31              665,000      690,000   640,000

Options available for
  grant at December 31        185,000           --    10,000

Option price ranges
per share:
  Granted                          --   $2.25-2.94  $   2.07
  Exercised                $2.25-2.94        0.875        --
  Canceled                         --         2.07        --

Weighted average
option price per share:
  Granted                          --   $     2.42  $   2.07
  Exercised                $     2.67        0.875        --
  Canceled                         --         2.07        --
  Outstanding at
    December 31                  1.75         1.79      1.45
------------------------------------------------------------

The Company accounts for the Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123. The fair value of each option granted in 1995 and 1996 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 6.3 percent, expected life of the option of 6


                        INTELLIGENT SYSTEMS CORPORATION
years, expected dividend yield rate of 0 percent, and expected volatility of 63 percent. Under these assumptions, the weighted average fair value of options granted in 1996 was $1.54. There were no awards under the Plan in 1997. The fair value of the grants would be amortized over the vesting period for the options. Accordingly, the Company's pro forma net income (loss) and net income (loss) per common share assuming compensation cost was determined under SFAS No. 123 would have been the following:

YEAR ENDED DECEMBER 31,
----------------------------------------------------------------------------------
(in thousands)                         1997               1996              1995
----------------------------------------------------------------------------------
Net income (loss)                   $  (7,760)         $   4,205         $     147
Net income (loss)
  per common share
  basic and diluted                 $   (1.53)         $     .80         $     .03
----------------------------------------------------------------------------------

Because SFAS No. 123 method of accounting has not been applied to grants and awards prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.


NOTE 12

STOCKHOLDERS' EQUITY

The Corporation has authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $.10 par value per share. No shares of Preferred Stock have been issued; however, the Company adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases at various times in the past. The Company repurchased and retired 47,300 and 236,100 shares of common stock in the years ended December 31, 1997 and 1996, respectively.


NOTE 13

FOREIGN SALES
AND OPERATIONS

Aggregate export and foreign sales from continuing operations were approximately $7.0 million, $5.9 million and $9.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Export and foreign sales were made principally in the United Kingdom and the Far East. Sales in these geographic areas are as follows:

YEAR ENDED DECEMBER 31,
--------------------------------------------------------------
(in thousands)                1997         1996          1995
--------------------------------------------------------------
United Kingdom              $6,813        $5,934        $4,734
Far East                       210            --         4,312
--------------------------------------------------------------

For the years ended December 31, 1997, 1996 and 1995, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $(930,000), $43,000 and $130,000, respectively.

As of December 31, 1997 and 1996, foreign subsidiaries had assets of $3.6 million and $2.3 million, respectively, and total liabilities of $4.0 million and $2.3 million, respectively.

Foreign subsidiaries are located in England and there are no currency exchange restrictions that would affect the Company's financial position or results of operations.

The accounting for translation of non-US currency amounts is discussed in Note
1.


NOTE 14

INDUSTRY SEGMENTS

The Company's operating divisions are principally involved in two industry segments: health care services and technology related products and services. Operations in health care services involve mental health and substance abuse treatment programs and, through August 1996, locum tenens service (placement of physicians in temporary positions). The Company derived 13.5 percent, 37 percent and 27 percent of its consolidated revenue in 1997, 1996 and 1995, respectively, from a national chain of hospitals in which the Company conducts some of its treatment programs. In the fourth quarter of 1996 and during 1997, several programs located in the chain's hospitals were closed. The Company has in the past and is likely in the future to contract with other hospitals or chains to conduct its programs. Operations in technology related products and services include design, development and marketing of microcomputer software; educational training programs for PC users; design, manufacture and sales of mini-environments for semiconductor manufacturing; and manufacture and sales of bio-remediating parts washers.

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


                        INTELLIGENT SYSTEMS CORPORATION

The table below contains segment information for the years ended December 31, 1997, 1996 and 1995.

 YEAR ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------
                                                           Adjust.
                                                Health      and
(in thousands)                   Tech.           Care      Elimin.     Consol.
------------------------------------------------------------------------------
Net sales                      $14,957         $ 6,203                $ 21,160
R&D                              1,485              --                   1,485
Depreciation                       964             147                   1,111
Operating loss                  (2,290)           (912)                 (3,202)
General corp. expenses                                                   1,652
------------------------------------------------------------------------------
  Consolidated operating
    loss                                                                (4,854)
Interest income                                                            350
Investment loss                                                         (2,585)
Other loss, net                                                            (61)
------------------------------------------------------------------------------
Loss from continuing
  operations before
  income tax provision
  and minority interest                                                 (7,150)
Income tax provision                                                        16
------------------------------------------------------------------------------
Loss before minority
  Interest                                                              (7,166)
Minority interest                                                           10
------------------------------------------------------------------------------
Net loss from continuing
  operations                                                          $ (7,176)
==============================================================================
Capital expenditures           $ 1,973         $     7                $  1,980
==============================================================================
Identifiable assets            $ 7,762         $ 1,059                $  8,821
Corporate assets                                                        10,270
------------------------------------------------------------------------------
Total assets at year end                                              $ 19,091
==============================================================================


 YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------
                                                         Adjust.
                                             Health       and
(in thousands)                   Tech.        Care       Elimin.    Consol.
---------------------------------------------------------------------------
Net sales                      $10,698      $12,980                $ 23,678
R&D                                286           --                     286
Depreciation                       550          140                     690
Operating profit (loss)         (1,135)         433                    (702)
General corp. expenses                                                1,351
---------------------------------------------------------------------------
  Consolidated operating
    loss                                                             (2,053)
Interest income                                                         501
Investment income                                                     5,844
Other loss, net                                                         (38)
---------------------------------------------------------------------------
Income from continuing
  operations before
  income tax provision
  and minority interest                                               4,254
Income tax provision                                                      3
---------------------------------------------------------------------------
Income before minority
  interest                                                            4,251
Minority interest                                                        12
---------------------------------------------------------------------------
Net income from
  continuing operations                                            $  4,239
===========================================================================
Capital expenditures           $ 1,275      $   262                $  1,537
===========================================================================
Identifiable assets            $ 4,859      $ 2,671                $  7,536
Corporate assets                                                     17,391
---------------------------------------------------------------------------
Total assets at year end                                           $ 24,927
===========================================================================


 YEAR ENDED DECEMBER 31, 1995
-------------------------------------------------------------------------------
                                                Adjust.
                                    Health        and
(in thousands)                       Tech.        Care       Elimin.    Consol.
-------------------------------------------------------------------------------
Net sales                          $14,226      $14,050      $   (36)  $ 28,240
R&D                                  1,554           --                   1,554
Depreciation                           440          131                     571
Operating loss                      (1,527)         (71)                 (1,598)
General corp. expenses                                                      862
-------------------------------------------------------------------------------
  Consolidated operating
    loss                                                                 (2,460)
Interest income                                                             428
Investment income                                                         1,896
Other income, net                                                           399
-------------------------------------------------------------------------------
Income from continuing
  operations before
  income tax provision
  and minority interest                                                     263
Income tax provision                                                        102
-------------------------------------------------------------------------------
Income before minority
  interest                                                                  161
Minority interest                                                            14
-------------------------------------------------------------------------------
Net income from
  continuing operations                                                $    147
===============================================================================
Capital expenditures               $   733      $   110                $    843
===============================================================================
Identifiable assets                $ 4,029      $ 3,388                $  7,417
Corporate assets                                                         15,913
-------------------------------------------------------------------------------
Total assets at year end                                               $ 23,330
===============================================================================


NOTE 15

QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below contains a summary of selected quarterly data for the years ended December 31, 1997 and 1996.

                                                   FOR QUARTERS ENDED

(in thousands except            MARCH             JUNE            SEPT.             DEC.
   per share data)                31               30              30                31
---------------------------------------------------------------------------------------------
1997
Net sales                      $ 5,108          $ 5,320          $ 5,248          $ 5,484
Operating loss                    (684)            (531)          (2,605)          (1,034)
Net income (loss)                  584 (a)         (869)(b)       (6,984)(c)           92 (d)
Basic and diluted
  income (loss) per share         0.11            (0.17)           (1.37)            0.02

1996
Net sales                      $ 6,085          $ 6,451          $ 6,067          $ 5,075
Operating loss                    (335)            (510)            (370)            (838)
Net income (loss)                 (532)(e)        3,511 (f)           59            1,201 (g)
Basic and diluted
  income (loss) per share        (0.10)            0.66             0.01             0.23

a. Includes gain of $1.9 million on investment.
b. Includes gain of $217,000 on investment and $721,000 loss in equity of affiliate.
c. Includes charge of $.9 million for purchased R&D, write-off of $3.0 million note and $1.25 million loss in equity of affiliate. d. Includes gain of $469,000 on investment and $707,000 income in equity of affiliate.
e. Includes gain of $337,000 on investment.
f. Includes gain of $3.3 million on investment and $250,000 non-recurring charge.
g. Includes gain of $3.0 million on investment and $1.0 million reduction in carrying value of investment.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 16

SUBSEQUENT EVENTS

Effective January 1, 1998, the Company acquired all the common stock of JK, Inc.
(JK), a company that provides software and services to the public health market. The purchase price included $200,000 cash, a promissory note of $600,000 and 645 units of limited liability interest (approximately 14 percent) of the Company's HumanSoft LLC subsidiary. The note is due in three equal annual installments beginning January 1, 1999 and bears interest of 8.5 percent per annum payable quarterly. The sellers may exchange a portion of the note for additional equity of HumanSoft prior to January 1, 1999. Additional contingent payments of up to $500,000 may be due the sellers based on attainment of performance criteria in 1998. The acquisition was accounted for as a purchase.

On February 17, 1998, the Company entered into a loan agreement with a commercial bank providing for borrowings up to $1.0 million. The loan is secured by 4,014,872 shares of PaySys common stock held by the Company and bears interest at prime plus 3.5 percent per annum.








                        INTELLIGENT SYSTEMS CORPORATION

                                                                     SCHEDULE II


                         INTELLIGENT SYSTEMS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                             BALANCE AT     CHARGED TO
                                            BEGINNING OF    COSTS AND                          BALANCE AT
DESCRIPTION                                    PERIOD        EXPENSES      DEDUCTIONS(a)     END OF PERIOD
----------------------------------------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS(b)
  Year Ended December 31, 1995                 325,305        446,337          453,541          318,101

  Year Ended December 31, 1996                 318,101        311,887          258,283          371,705

  Year Ended December 31, 1997                 371,705         46,963          211,760          206,908

a. Write-offs of accounts receivable against allowance accounts.
b. This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.







                        INTELLIGENT SYSTEMS CORPORATION

                           InterQuad Services Limited

                                Auditors' Report
         to the Stockholders and directors of InterQuad Services Limited


We have audited the balance sheet at 31 December 1997 and the profit and loss account for the year then ended of InterQuad Services Limited which have been prepared under the historical cost convention and the company's accounting policies.

Respective responsibilities of directors and auditors

This company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

Basis of opinion

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. The results of our audit would not have been materially different had the audit been conducted in accordance with U.S. generally accepted auditing standards. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterQuad Services Limited as at 31 December 1997 and the results of its operations for the year then ended. The financial statements conform with UK generally accepted accounting principles.

In our opinion, the financial statements would not be materially different if prepared under U.S. generally accepted accounting principles.



/s/ Morley & Scott
Morley & Scott

Chartered Accountants
Registered Auditor
London

March 12, 1998

                         Report of Independent Auditors


Board of Directors
PaySys International, Inc.

We have audited the accompanying consolidated balance sheets of PaySys International, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaySys International, Inc. and subsidiaries at December 31, 1996 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 1997 the Company adopted Statement of Position 97-2, "Software Revenue Recognition", changing its method of recognizing revenue on software transactions.


                                                               ERNST & YOUNG LLP

February 19, 1998
Atlanta, Georgia

                  PaySys International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                   DECEMBER 31
                                                                          1996                     1997
                                                                        ---------------------------------
ASSETS                                                                  (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                            $  2,037                 $  1,074
   Accounts receivable, less allowance for bad debts of $143 and
     $431 at December 31, 1996 and 1997, respectively                      4,055                    6,288
   Unbilled receivables                                                    5,094                    5,238
   Prepaid expenses and other current assets                                 237                      284
   Deferred income taxes                                                     277                       --
                                                                        ---------------------------------
Total current assets                                                      11,700                   12,884

Furniture and equipment, net                                               1,705                    2,765
Computer software costs, net of accumulated amortization of
   $2,914 and $2,419 at December 31, 1996 and
   December 31, 1997, respectively                                         2,733                      692
Deposits and other assets                                                     56                      147
                                                                        ---------------------------------
                                                                        $ 16,194                 $ 16,488
                                                                        =================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $  1,859                 $  3,055
   Accrued employee compensation                                           1,319                    2,483
   Deferred revenues                                                       8,374                   11,614
   Current portion of long-term debt and capital lease obligations         1,393                      408
   Accrued royalties                                                       1,039                    3,398
   Other current liabilities                                                 287                    2,249
                                                                        ---------------------------------
Total current liabilities                                                 14,271                   23,207

Long-term debt and capital lease obligations, less current portion           482                    4,069
Deferred rent expense                                                      1,122                      828
Other noncurrent liabilities                                                 157                       --
                                                                        ---------------------------------
                                                                          16,032                   28,104
Shareholders' equity (deficit):
   Preferred stock, no par value; 2,000,000 shares authorized; no
     shares issued or outstanding                                             --                       --
   Common stock, $.01 par value; 20,000,000 shares authorized;
     6,826,520 and 7,131,825 shares issued and outstanding at
     December 31, 1996 and December 31, 1997, respectively                    68                       71
   Additional paid-in capital                                              2,079                    5,705
   Deferred stock compensation                                                --                      (67)
   Accumulated deficit                                                    (1,439)                 (17,254)
   Cumulative translation adjustments                                        (55)                     (71)
                                                                        ---------------------------------
                                                                             653                  (11,616)
   Less 159,050 shares held in treasury at December 31, 1996, at
     cost                                                                   (491)                      --
                                                                        ---------------------------------
                                                                             162                  (11,616)
                                                                        ---------------------------------
                                                                        $ 16,194                 $ 16,488
                                                                        =================================

See accompanying notes.

                  PaySys International, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                                  YEAR ENDED DECEMBER 31
                                            1995           1996           1997
                                          --------------------------------------
                                                      (In thousands)
Revenues:
   License                                $  8,668       $ 13,366       $ 13,088
   Services                                 13,060         13,558         19,699
                                          --------------------------------------
Total revenues                              21,728         26,924         32,787

Cost of revenues:
   License                                   1,324          2,935          4,223
   Services                                  9,503          8,956         15,683
                                          --------------------------------------
Total cost of revenues                      10,827         11,891         19,906

Gross margin                                10,901         15,033         12,881

Operating expenses:
   Sales and marketing                       2,298          3,270          4,865
   Research and development                  2,133          6,944         10,641
   General and administrative                4,105          4,227          6,900
   Non-cash compensation                        --             --          3,722
   Write off of capitalized software         2,143             --            949
   Cost of postponed stock offering             --             --            867
                                          --------------------------------------
Total operating expenses                    10,679         14,441         27,944

Income (loss) from operations                  222            592        (15,063)
Interest income (expense):
   Interest income                              27             83             95
   Interest expense                           (365)          (233)          (442)
                                          --------------------------------------
                                              (338)          (150)          (347)
                                          --------------------------------------
Income (loss) before income taxes             (116)           442        (15,410)
Income tax expense                             356            303            405
                                          --------------------------------------
Net income (loss)                         $   (472)      $    139       $(15,815)
                                          ======================================



See accompanying notes.

                           PaySys International, Inc.
                                and Subsidiaries
            Consolidated Statements of Shareholders' Equity (Deficit)


                                      COMMON STOCK     TREASURY STOCK
                                    -----------------  ----------------  ADDITIONAL   DEFERRED               CUMULATIVE
                                      NUMBER            NUMBER            PAID-IN      STOCK     ACCUMULATED TRANSLATION
                                    OF SHARES  AMOUNT  OF SHARES AMOUNT   CAPITAL   COMPENSATION   DEFICIT   ADJUSTMENTS    TOTAL
                                    -----------------------------------------------------------------------------------------------
                                                                   (In thousands, except share data)
Balance at December 31, 1994        5,269,010   $ 53    172,800  $(533)   $   871       $ --      $ (1,106)      $(45)    $   (760)
 Net loss                                  --     --         --     --         --         --          (472)        --         (472)
 Foreign currency translation
  adjustments                              --     --         --     --         --         --            --        (16)         (16)
 Issuance of stock purchase
  warrants                                 --     --         --     --          9         --            --         --            9
 Issuance of employee stock options     1,500     --         --     --          9         --            --         --            9
 Treasury shares issued pursuant
  to exercise of employee stock
  options                                  --     --    (13,750)    42        (42)        --            --         --           --
 Conversion of debt to equity       1,552,010     15         --     --      1,227         --            --         --        1,242
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1995        6,822,520     68    159,050   (491)     2,074         --        (1,578)       (61)          12
 Net income                                --     --         --     --         --         --           139         --          139
 Foreign currency translation
  adjustments                              --     --         --     --         --         --            --          6            6
 Exercise of employee stock options     4,000     --         --     --         --         --            --         --           --
 Issuance of stock purchase
  warrants                                 --     --         --     --          5         --            --         --            5
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1996        6,826,520     68    159,050   (491)     2,079         --        (1,439)       (55)         162
 Net loss                                  --     --         --     --         --         --       (15,815)        --      (15,815)
 Foreign currency translation
  adjustment                               --     --         --     --         --         --            --        (16)         (16)
 Noncash compensation from stock
  purchase warrants and stock
   options                                 --     --         --     --      3,793        (67)           --         --        3,726
 Issuance of warrants                      --     --         --     --        307         --            --         --          307
 Exercise of stock purchase
  warrants and stock options          464,355      5         --     --         15         --            --         --           20
 Retirement of treasury stock        (159,050)    (2)  (159,050)   491       (489)        --            --         --           --
                                    ----------------------------------------------------------------------------------------------
Balance at December 31, 1997        7,131,825   $ 71         --  $  --    $ 5,705       $(67)     $(17,254)      $(71)    $(11,616)
                                    ==============================================================================================


See accompanying notes.

                           PaySys International, Inc.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                        YEAR ENDED DECEMBER 31
                                                                  1995           1996           1997
                                                                --------------------------------------
                                                                            (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                               $   (472)      $    139       $(15,815)
Add (deduct) adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
     Depreciation                                                    580            624          1,052
     Amortization of computer software                             3,437          1,383          2,257
     Amortization of discounts on debt                                90             45             15
     Provision for doubtful accounts                                 121             24            288
     Accrued rent expense                                           (135)          (233)          (294)
     Deferred income taxes                                            37            228            277
     Noncash compensation                                             --              5          3,726
     Changes in operating assets and liabilities:
       Accounts receivable and unbilled receivables               (1,881)        (3,289)        (2,664)
       Other assets                                                   19           (113)          (138)
       Accounts payable                                            1,113            (75)         1,195
       Income taxes payable                                            6             (6)            --
       Deferred revenues                                             823          3,541          3,240
       Accrued employee compensation                                 (37)            96          1,164
       Other liabilities                                            (293)         1,098          4,163
                                                                --------------------------------------
Net cash provided by (used in) operating activities                3,408          3,467         (1,534)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                (215)          (665)        (2,112)
Computer software development                                     (2,343)        (1,132)          (216)
                                                                --------------------------------------
Net cash used in investing activities                             (2,558)        (1,797)        (2,328)

FINANCING ACTIVITIES
Exercise of options and warrants                                      18             --             20
Proceeds from borrowings                                             300             23          4,491
Principal payments on long-term debt, capital lease
   obligations, and line of credit                                  (362)          (884)        (1,596)
                                                                --------------------------------------
Net cash provided by (used in) financing activities                  (44)          (861)         2,915
                                                                --------------------------------------

Effect of foreign currency translation on cash and cash
   equivalents                                                       (16)             6            (16)
                                                                --------------------------------------

Increase (decrease) in cash and cash equivalents                     790            815           (963)
Cash and cash equivalents at beginning of period                     432          1,222          2,037
                                                                --------------------------------------
Cash and cash equivalents at end of period                      $  1,222       $  2,037       $  1,074
                                                                ======================================


See accompanying notes.

                           PaySys International, Inc.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements


1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

PaySys International, Inc. (the Company) was incorporated on January 27, 1981. The Company develops, licenses and supports computer software for use by financial institutions, retailers and third party processors to process credit card transactions. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions, and profits and losses have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenues are derived from sales of software licenses and related services.

Through September 30, 1997, the Company's revenue recognition policies were in accordance with Statement of Position (SOP) 91-1, "Software Revenue Recognition". Under the provisions of SOP 91-1, the Company generally recognized software license revenue upon delivery of the software and related documentation when there were no significant remaining obligations and collectibility was assessed as probable. Service fees received from the sales of software maintenance and support contracts and sales of other professional services were recognized over the period the services were provided or as the services were performed.

Adoption of the new revenue recognition policies of SOP 97-2, "Software Revenue Recognition", is required for all transactions beginning January 1, 1998, but earlier adoption is encouraged for periods not previously reported. Prior periods reported under SOP 91-1 may not be restated.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

The Company elected to adopt the provisions of SOP 97-2 effective October 1, 1997. The most significant impact of adopting SOP 97-2 on the Company's revenue recognition policies is later recognition of revenue on certain contracts than under past practices. Under SOP 97-2, license and professional service fee revenues from contracts which require significant production or modification are recognized under contract accounting on a percentage of completion basis as services are performed. For contracts which do not require significant production or modification, fees are allocated to the various contract elements based on the fair value of each element and are recognized as follows: software license revenue upon delivery of the software and related documentation when collectibility is assessed as probable; professional services revenue as the services are performed; and postcontract customer support over the term of the arrangement. Revenue related to research and development agreements is recognized as services are performed over the related funding period for each contract. Such revenue is included in license revenue.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's revenues consist primarily of license and service revenues from large companies in the United States, Canada, South America, Australia, New Zealand, and South Africa. The Company does not obtain collateral against its outstanding receivables. The Company maintains reserves for potential credit losses for both billed and unbilled receivables. Bad debt expense was $121,000, $133,000 and $680,000 during the years ended 1995, 1996 and 1997, respectively. During 1997, one customer accounted for 19% of revenues; during 1996, one customer accounted for 11% of revenues; during 1995, two customers accounted for 15% and 13% of revenues.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains deposits with a bank and invests its excess cash in overnight funds which bear minimal risk.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed using straight-line method over the estimated useful lives (generally 3 to 5 years). Amortization of computer equipment under capital lease is recorded over the term of the lease and is included in depreciation expense. Expenditures for repairs and maintenance are charged to operations as incurred.

COMPUTER SOFTWARE COSTS

The Company conforms with the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software products once technological feasibility, as defined, has been reached. Costs of maintaining existing software and research and development are expensed as incurred. The Company capitalized software development costs of $2,343,000, $1,132,000, and $210,000 during the years ended 1995, 1996, and 1997, respectively. The Company records amortization of software development costs capitalized in an amount equal to the greater of the amount computed using i) the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product or ii) the straight-line method over the estimated useful life of the released product (currently three years). Amortization of internally-developed software costs totaled $3,247,000, $1,168,000 and $2,257,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The higher amortization of capitalized software costs for 1995 and 1997 is due to the write-off of $2.1 million and $949,000, respectively, of capitalized software costs for projects deemed to have no net realizable value.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for stock-based compensation issued to employees. As permitted by SFAS No. 123, the Company continues to account for stock option grants in accordance with APB 25 and has elected the pro forma disclosure alternative of the effect of SFAS No. 123. Accordingly, adoption of the standard in 1996 did not affect the Companies' results of operations.

POSTPONED STOCK OFFERING

In December 1997, the Company postponed for more than ninety days a planned public offering of its common stock. Costs associated with the postponed offering were expensed during 1997.

RECLASSIFICATION

Certain amounts reported in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                DECEMBER 31
                                                           1996              1997
                                                         -------------------------
                                                               (In thousands)
         Furniture and equipment:
          Office furniture and equipment                 $ 1,158           $   937
          Computer equipment                               2,629             2,461
          Computer equipment under capital lease           2,569             1,389
                                                         -------------------------
                                                           6,356             4,787
          Less allowances for depreciation and
           amortization                                   (4,651)           (2,022)
                                                         -------------------------
                                                         $ 1,705           $ 2,765
                                                         =========================

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers its cash and cash equivalents, accounts receivable, line of credit and long-term debt and capital lease obligations to be its only significant financial instruments and believes that the carrying amounts of these instruments approximates their fair value. The carrying amount of long-term debt approximates fair value based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The remaining financial instruments approximate fair value based on the short-term nature of these instruments.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



4. LONG-TERM DEBT AND LEASES

Long-term debt and capital lease obligations consist of the following:

                                                                    DECEMBER 31
                                                                 1996          1997
                                                               ---------------------
                                                                   (In thousands)
Note payable due September 1, 1997, interest at
 13%, secured by equipment, accounts receivable,
 software and related materials                                $ 1,000       $    --
Less discount                                                       (4)           --
                                                               ---------------------
                                                                   996            --

Note payable due September 26, 2002, interest at
 13.5%, secured by equipment, accounts receivable,
 software and related materials                                     --         4,000
Less discount                                                       --           292
                                                               ---------------------
                                                                    --         3,708

Other note payable                                                  21            11
Capital lease obligations, various imputed interest rates
 and monthly payments                                              858           758
                                                               ---------------------
                                                                 1,875         4,477
Less current portion                                            (1,393)         (408)
                                                               ---------------------
                                                               $   482       $ 4,069
                                                               =====================

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



4. LONG-TERM DEBT AND LEASES (CONTINUED)

Under a sublease agreement, the Company leases office space from Quadram Corporation ("Quadram"), a wholly-owned subsidiary of Intelligent Systems Corporation (ISC). ISC and the chairman of ISC are shareholders' of the Company. The lease began in 1996 and ends November 2002 (subject to earlier termination if Quadram's lease is terminated). Rental expense under this agreement was $86,000 and $145,000 for 1996 and 1997, respectively.

Total rental expense was $1,171,000, $1,108,000 and $1,644,000 and for 1995,
1996, and 1997, respectively.

Required payments by year for long-term debt, capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1997, were as follows:

                                        LONG-TERM     CAPITAL       OPERATING
YEAR ENDING DECEMBER 31,                   DEBT       LEASES          LEASES
-----------------------------------------------------------------------------
                                                  (In thousands)
1998                                          11        437            1,842
1999                                          --        304            1,866
2000                                          --         70            1,700
2001                                          --         --            1,549
2002                                       4,000         --              906
                                          ----------------------------------
                                           4,011        811            7,863
Less amount representing interest             --        (53)              --
                                          ----------------------------------
                                          $4,011        758            7,863
                                          ==================================

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



5. COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENT

In connection with a software development agreement entered into by the Company and a customer, the Company is required to pay royalties to the customer for sales of the product developed under the agreement. The Company is required to pay 10% of any sale, license or other grant of right to use the product which total less than $1,000,000 and 15% of any sale, license or other grant of right to use product which total more than $1,000,000. Further the Company is required to pay the following incremental royalty fees on the sale, license, or other grant of right to use the product:

                  1996                                   2.5%
                  1997                                   5.0%
                  1998                                   7.5%
                  1999 and beyond                       10.0%

Total amounts to be paid under this agreement are capped at $6,027,000. As of December 31, 1996 and 1997, amounts accrued under this agreement are approximately $0.7 million and $2.8 million, respectively.

LEGAL MATTERS

In August 1997, the Company settled a copyright infringement lawsuit for $550,000. The Company has paid $150,000 as of December 31, 1997 and is paying the remaining $400,000 in equal quarterly installments of $50,000 beginning in November 1997. The company accrued an estimated reserve of $325,000 for this lawsuit at December 31, 1996 and accrued an additional $225,000 in 1997 when additional information regarding the total settlement of $550,000 became available.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES

The provisions for income taxes for 1995, 1996 and 1997 are as follows:

                                                      YEAR ENDED DECEMBER 31
                                                 1995          1996         1997
                                                --------------------------------
                                                          (In thousands)
         Current tax expense:
            Federal                             $   6         $  21        $  --
            Foreign                               313            54          128
            State                                  --            --           --
                                                --------------------------------
         Total current                            319            75          128

         Deferred tax expense (benefit):
            Federal                                48           181          248
            Foreign                                --            --           --
            State                                 (11)           47           29
                                                --------------------------------
         Total deferred                            37           228          277
                                                --------------------------------
                                                $ 356         $ 303        $ 405
                                                ================================

Income tax expense for the year ended December 31, 1997 relates to an increase in the valuation allowance to reduce the net deferred tax asset balance to zero and current foreign withholding taxes payable. No additional income tax expense has been recorded for the year ended December 31, 1997 due to the Company's loss for the period and the federal tax credit carryforward position from prior periods.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                      1995         1996          1997
                                                     ----------------------------------
                                                              (In thousands)
 Tax (benefit) at statutory federal rate             $ (39)       $ 150         $(5,239)
 State taxes net of federal benefit                     (7)          31              --
 Research and development credit                       (51)        (490)             --
 Foreign tax credits                                    --         (205)             --
 Foreign withholding taxes                             210            1             128
 Foreign operations not subject to U.S. tax             43           58             349
 Expiring foreign tax credits                          161           --              --
 Meals and entertainment                                29           34              34
 Other-net                                              10          (16)           (290)
 Change in valuation allowance                          --          740           5,423
                                                     ----------------------------------
 Total income tax expense                            $ 356        $ 303         $   405
                                                     ==================================

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

Components of U.S. deferred tax assets (liabilities) are as follows:

                                                             DECEMBER 31
                                                   1995          1996          1997
                                                 -----------------------------------
                                                           (In thousands)
Deferred tax assets:
   Federal and state net operating losses        $   248       $    86       $ 2,848
   Accruals not deductible for tax purposes          135           445         2,424
   General business credit carryforwards           1,280         1,771         1,280
   Foreign tax credit carryforwards                  271            69           407
   Minimum tax credit carryforwards                  163           207           185
   Other                                               1            --            --
                                                 -----------------------------------
Total gross deferred tax assets                    2,098         2,578         7,144

Deferred tax liability:
Property and equipment, principally due to
   depreciation                                      (65)          (40)         (109)
Amortization of intangibles                         (918)         (912)         (263)
                                                 -----------------------------------
Total gross deferred tax liabilities                (983)         (952)         (372)

Less valuation allowance                            (609)       (1,349)       (6,772)
                                                 -----------------------------------
Net deferred tax asset                           $   506       $   277       $    --
                                                 ===================================

At December 31, 1997, the Company had general business, foreign tax and AMT credit carryforwards which expire in 1998 through 2012 available to offset future federal income tax liabilities totalling approximately $1,900,000. In addition, the Company has approximately $7,300,000 of net operating losses for federal income tax purposes at

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

December 31, 1997, which may be carried forward through 2012. The tax benefits of these credit carryforwards can be realized only through their application to taxable income arising from future successful operations of the Company. These credit and net operating loss carryforwards may be subject to certain limitations under Section 382 in the event of an ownership change. Due to the uncertainty of the Company's ability to fully realize the benefits of the credit carryforwards, a valuation allowance has been recorded against net deferred tax assets. When recognized, the tax benefit of those items will be applied to reduce future income tax amounts.

The Company's foreign subsidiaries had cumulative losses of $4,477,000 at December 31, 1997 which have been fully reserved by a valuation allowance.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

In October 1997 the Company's Board of Directors approved a five-for-one stock split effected as a stock dividend. Accordingly, all the share data has been retroactively adjusted to reflect these changes.

Effective August 1, 1995, the Company issued 1,552,010 shares of common stock to ISC for the cancellation of $900,000 in line of credit borrowings, $83,000 in accrued interest and $259,000 in accounts payable to a subsidiary of ISC.

WARRANTS

Pursuant to a 1992 loan agreement between the Company and Sirrom Capital, L.P. (Sirrom), Sirrom obtained warrants to purchase 150,000 shares of the Company's common stock at an exercise price of $.002 per share. The warrants were exercised in August of 1997.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

Pursuant to a loan agreement dated January 24, 1994 between the Company and ISC, ISC received a warrant to purchase 277,605 shares of the Company's common stock at $.002 per share in consideration for making the loan. The warrant was exercised in August 1997.

In connection with a financing agreement entered into with Sirrom on September 26, 1997, the Company issued a warrant to purchase 37,660 shares of the Company's common stock at an exercise price of $.002 per share which is fully exercisable and outstanding at December 31, 1997. The warrants were valued at approximately $300,000. If the debt remains outstanding for certain periods during the term of the financing arrangement the Company will be required to grant additional shares under the warrant.

STOCK-BASED AWARDS TO EMPLOYEES

The Company has elected to follow APB 25 and related interpretations in accounting for its stock-based awards to employees because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing stock-based awards to employees. Under APB 25, no compensation expense is recognized for stock-based awards with an exercise price equal to the fair value of the underlying stock on the date of grant.

Proforma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method prescribed by that statement. The fair value for these awards were estimated at the date of grant using the minimum value method with the following weighted-average assumptions for 1996 and 1997: risk-free interest rate of 6%; dividend yields of 0%; and a weighted-average expected life of the awards of 8 years, 8 years and 4 years, respectively. The weighted average fair value of awards during 1995, 1996 and 1997 was $.26, $.26 and $.66 per share, respectively.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

The option valuation models require the input of highly subjective assumptions. Because the Company's stock-based awards to employees have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee awards.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  DECEMBER 31
                                        1995          1996           1997
                                     --------------------------------------
                                                 (In thousands)
         Net income (loss)           $   (474)      $     89       $(17,032)

Because SFAS No. 123 is applicable only to awards subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

The 1995 Stock Incentive Plan (the "1995 Plan") allows for the granting of options for up to 1,088,750 shares of common stock to employees and directors. Stock options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted with exercise prices of no less than the fair market value. The options expire 10 years from the date of grant. Options may be granted with different vesting terms but generally provide for vesting equally over a four year period.

In October 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan allows for the granting of options for up to 411,250 shares of common stock to employees, non-employee directors, consultants and other vendors.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

The following table summarizes option activity for 1995, 1996 and 1997.

                                                                                 WEIGHTED
                                                          EXERCISE PRICE         AVERAGE
                                           SHARES              RANGE          EXERCISE PRICE
                                         ---------------------------------------------------
  Outstanding at January 1, 1995            32,750        $           0             $   0
     Granted                               410,080                  .80               .80
     Exercised                             (15,250)                   0                 0
     Expired                               (11,750)                   0                 0
                                         ------------------------------------------------
  Outstanding at December 31, 1995         415,830            0 -   .80               .79
     Granted                               504,670         0.80 -  3.10              1.20
     Exercised                              (4,000)                   0                 0
                                         ------------------------------------------------
  Outstanding at December 31, 1996         916,500            0 -  3.10              1.02
     Granted                               297,075                 3.10              3.10
     Expired                              (153,740)                3.10              3.10
     Exercised                              (1,750)                   0                 0
                                         ------------------------------------------------
  Outstanding at December 31, 1997       1,058,085        $0.80 - $3.10             $1.30
                                         ================================================

  Exercisable at December 31, 1996         315,160        $   0 - $3.10             $0.80
  Exercisable at December 31, 1997         583,845        $0.80 - $3.10             $1.04

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

Options outstanding at $.80 per share totaled 827,250 of which 523,490 were exercisable at December 31, 1997. The weighted average remaining contractual life of options exercisable at $.80 per share was 8.0 years at September 30, 1997. Options exercisable at $3.10 per share totaled 230,835 of which 60,355 were exercisable at December 31, 1997. The weighted average remaining contractual life of options exercisable at $3.10 per share was 9.0 years at December 31, 1997.

In addition to the stock option plans described above, the Company has issued warrants to purchase common stock to employees. During 1995, the Company issued to each of two individuals warrants to purchase 52,675 shares of common stock at an exercise price of $.60 per share. These warrants, which expire in December 2005, become exercisable equally over a two year and three year vesting period. In April and June 1997, 35,000 shares of common stock were issued pursuant to the partial exercise of one of these warrants and the remainder of the warrant to purchase 17,675 shares of common stock was canceled in September, 1997.

Additionally, during 1996 the Company issued warrants to two employees to purchase 1,104,110 shares of common stock exercisable at a price per share based on $50,000,000 divided by the number of shares outstanding at the exercise date. These warrants were exercisable upon achievement of certain milestones and expire in February 2003. Effective August 5, 1997, the Company amended these warrants. The amendment fixed the exercise price of the warrants at $4.80 per share, and the warrants became fully exercisable as of the amendment date. In addition, the amendment added provisions (i) restricting transfer of any shares obtained from exercise of the warrants until the earlier of achievement of certain milestones or February 2003 and (ii) withholding certain registration rights until achievement of the milestones. As a result of amending the warrants, the Company recorded compensation expense of $3,708,000 in 1997 for the difference between the exercise price and estimated fair value per share at the amendment date.

At December 31, 1997, a total of 3,105,695 shares of the Company's common stock were reserved for the exercise of outstanding stock warrants and options.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan for the benefit of eligible employees and their beneficiaries. All employees who have completed three months of service are eligible to participate in the Plan and are fully vested. The Company's contributions to the Plan are discretionary. Contribution expense related to the Plan during 1995, 1996, and 1997 were $-0-, $100,000 and $200,000, respectively.

9. FOREIGN OPERATIONS

Export sales were $8,411,000, $8,803,000, and $20,681,682 in 1995, 1996, and
1997, respectively. Such revenues were derived principally from Australia, New Zealand, Canada, West Indies, South Africa and South America. Accounts receivable (billed and unbilled) arising from foreign revenues total $3,691,000, and $8,066,000 as of December 31, 1996 and 1997, respectively.

Information about the Company's operations by geographic area is as follows:

                                               1995            1996            1997
                                             ----------------------------------------
                                                         (In thousands)
         UNITED STATES
         Revenues                            $ 21,106        $ 26,445        $ 32,543
         Income (loss) from continuing
          operations                             (344)            301         (14,662)
         Identifiable Assets                   11,265          16,086          16,148

         EUROPE/FAR EAST
         Revenues                            $    622        $    479        $    244
         Loss from continuing operations         (128)           (162)         (1,153)
         Identifiable Assets                      242             108             340

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



10. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non cash transactions and additional cash flow information:

                                                             FOR THE YEAR ENDED
                                                                 DECEMBER 31
                                                         1995        1996        1997
                                                        ------------------------------
    SUPPLEMENTAL CASH FLOW INFORMATION
    Stock issued for the cancellation of accounts
     payable, line of credit borrowings and related
     accrued interest
                                                        $1,242      $   --      $   --
                                                        ==============================
    Furniture and equipment acquired under capital
     lease obligations                                  $    6      $  933      $  358
                                                        ==============================
    Cash paid for interest                              $  278      $  204      $  277
                                                        ==============================
    Cash paid for income taxes                          $   --      $   65      $  128
                                                        ==============================

11. YEAR 2000 DATE CONVERSION (UNAUDITED)

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company intends to take the actions necessary to ensure that its systems and applications will appropriately recognize and process transactions in the year 2000 and beyond. The Company does not expect the cost of year 2000 compliance to be material to its financial statements.