Form 10-Q
period 1998-03-31
INTELLIGENT SYSTEMS CORP
filed 1998-05-15
CIK 320340

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998


                          Commission file number 1-9330


                         INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            GEORGIA                                        58-1964787
--------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

  4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                      30093
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (770) 381-2900


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

     As of March 31, 1998, 5,104,467 shares of Common Stock were outstanding.





================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)



                                                                                    MARCH 31,     DECEMBER 31,
                                                                                       1998           1997
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                              $    268       $     43
  Accounts receivable, net                                                             3,602          3,855
  Notes and interest receivable                                                          392            330
  Inventories                                                                            589            611
  Other current assets                                                                 2,193            788
--------------------------------------------------------------------------------------------------------------
    Total current assets                                                               7,044          5,627
--------------------------------------------------------------------------------------------------------------
Long-term investments                                                                  8,398          9,512
Long-term notes receivable                                                               157            133
Property and equipment, at cost less accumulated depreciation and amortization         3,008          2,848
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                    762            971
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 19,369       $ 19,091
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                             $  3,956       $  1,979
  Accounts payable                                                                     1,786          1,285
  Accrued expenses and other current liabilities                                       3,631          3,431
--------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                          9,373          6,695
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                         1,400          1,000
--------------------------------------------------------------------------------------------------------------
Minority interest                                                                        178             --
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,104,467
     outstanding at March 31, 1998 and December 31, 1997                                  51             51
  Paid-in capital                                                                     24,046         24,046
  Foreign currency translation adjustment                                               (215)          (193)
  Unrealized gain in available-for-sale securities                                       488            836
  Accumulated deficit                                                                (15,952)       (13,344)
--------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                         8,418         11,396
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 19,369       $ 19,091
==============================================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)



THREE MONTHS ENDED MARCH 31,                                              1998             1997
--------------------------------------------------------------------------------------------------
Net sales                                                              $    4,804       $    5,108
Expenses:
  Cost of sales                                                             3,725            3,083
  Marketing                                                                 1,025              871
  General & administrative                                                  2,151            1,794
  Research & development                                                    1,292               44
--------------------------------------------------------------------------------------------------
Loss from operations                                                       (3,389)            (684)
--------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income, net                                                        (43)             182
  Investment income (expense), net                                            722            1,032
  Other income (expense), net                                                 104               61
--------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and minority interest            (2,606)             591
--------------------------------------------------------------------------------------------------
Income tax provision                                                           --                4
--------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                     (2,606)             587
--------------------------------------------------------------------------------------------------
Minority interest                                                               2                3
--------------------------------------------------------------------------------------------------
Net income (loss)                                                      $   (2,608)      $      584
==================================================================================================
Basic and diluted net income (loss) per share based upon weighted
  average shares outstanding                                           $    (0.51)      $     0.11
==================================================================================================
Basic weighted average shares outstanding                               5,104,467        5,095,857
Diluted weighted average shares outstanding                             5,104,467        5,419,957
==================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                                         THREE MONTHS ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                                 1998          1997
-----------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income (loss)                                                       $(2,608)      $   584
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                       1,282           274
         Gain from sale of assets                                             (932)       (1,864)
         Equity in net loss of affiliates                                      209           954
         Changes in operating assets and liabilities:
            Accounts receivable                                                576           315
            Inventories                                                         22            63
            Other current assets                                            (1,408)          293
            Accounts payable                                                   411            74
            Accrued expenses and other current liabilities                    (431)           25
-----------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                           (2,879)          718
=====================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                         1,497         2,000
   Proceeds from sale of discontinued operations                                --           100
   Acquisition of company, net of cash acquired                                 83            --
   Purchase of certificate of deposit                                           --          (308)
   Acquisitions of long-term investments                                       (50)       (2,276)
   Decrease in minority interest                                               (22)           --
   Advances under notes receivable, net                                        (39)         (659)
   Purchases of property and equipment, net                                   (120)         (474)
-----------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                             1,349        (1,617)
=====================================================================================================

FINANCING ACTIVITIES:
   Net borrowings under short-term
     borrowing arrangements                                                  1,777            --
   Purchase and retirement of stock                                             --          (113)
   Foreign currency translation adjustment                                     (22)           10
-----------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                             1,755          (103)
=====================================================================================================
Net increase (decrease) in cash                                                225        (1,002)
Cash at beginning of period                                                     43         2,434
-----------------------------------------------------------------------------------------------------
Cash at end of period                                                      $   268       $ 1,432
=====================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. You may notice that we changed some of the text in the management's discussion section related to last year's results. The substance is the same but we have made it more readable by incorporating the "plain English" guidelines recently issued by the Securities and Exchange Commission. We hope this is helpful to you. Throughout this report, the term "we" refers to Intelligent Systems Corporation, including its subsidiaries.

2. These financial statements include all adjustments and normal recurring accruals that we think are necessary for a fair statement of the results for the periods presented. However, our first quarter results do not necessarily indicate the results you can expect for the full year. You should read Note 1 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the year ended December 31, 1997 to understand the accounting policies we follow.

3. Accounting Changes - Effective December 31, 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changes the method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share", as defined. For the period ended March 31, 1998, basic and diluted weighted average shares outstanding are the same because all of the company's common stock equivalents (stock options) are non-dilutive since the company reported a loss. For the period ended March 31, 1997, the company's diluted weighted average shares outstanding include the assumed conversion of stock options resulting in an increase of 324,100 shares outstanding.

     Effective January 1, 1998, we adopted the SFAS No. 130, "Reporting Comprehensive Income". The statement requires companies to report comprehensive income and its components in their financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity in a period.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (unaudited, in thousands)

                                                                             Three Months Ended March 31,
                                                                                1998             1997
       --------------------------------------------------------------------------------------------------
       Net income (loss)                                                     $(2,608)          $   584
       OTHER COMPREHENSIVE INCOME (LOSS):
          Foreign currency translation adjustments                               (22)               10
          Unrealized loss in available-for-sale securities                      (348)           (2,119)
       --------------------------------------------------------------------------------------------------
       Other comprehensive income (loss)                                        (370)           (2,109)
       --------------------------------------------------------------------------------------------------
       Comprehensive loss                                                     (2,978)           (1,525)
       ==================================================================================================

4. Acquisition of JK, Inc. - Effective January 1, 1998, we acquired all the common stock of JK, Inc. in a transaction that is explained in more detail in Note 16 to the Consolidated Financial Statements of our Report on Form 10-K for the year ended December 31, 1997. The acquisition was accounted for as a purchase. Since the acquisition, we have consolidated the results of operations of JK, Inc.

5. Subsequent Event - Sale of Assets of Intelligent Enclosures Corporation ("IE") - Effective April 1, 1998, we sold substantially all of the assets and the business of our IE subsidiary to Daw Technologies, Inc. ("Daw"), a publicly traded company, in exchange for common stock of Daw.

     The number of shares of common stock of Daw that we will receive for the assets will be determined at a second closing two years from the date of the sale (or earlier based on certain events). A formula tied to the trading price of Daw shares determines the number of Daw shares that we will receive.

6. Subsequent Event - Sale of Interest in Paragon Interface, Inc. - Effective April 17, 1998, we sold our minority interest in Paragon Interface, Inc., a data mapping and translation software company, for $839,000 cash. At the closing of the sale, Paragon also repaid a $150,000 loan from us.


1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Sales - The company generates revenue from operations in two industry segments: technology-related products and services, and health care services. For the three-month period ended March 31, 1998, net sales were $4,804,000, a decline of 6 percent compared to the first quarter last year. Revenue generated by our technology subsidiaries increased 16.6 percent in the first quarter of 1998 compared to the same period last year. The acquisitions of QS, Inc. in July 1997 and JK, Inc. on January 1, 1998 as well as a higher volume of products and services sold at the ChemFree and InterQuad subsidiaries contributed to the sales increase. Revenue derived from health care services declined 43 percent period-to-period. Our health care services subsidiary, PsyCare America, had fewer hospital based programs in operation in the first quarter this year as compared to last year. On-going price pressure and expense reductions in the managed care environment reduced further the revenue contribution from each program.

Cost of sales - Cost of sales as a percentage of revenue increased significantly in the first quarter this year compared to the same period last year. The change reflects mainly the following:

-    lower average contract reimbursement rates at the PsyCare subsidiary

- the inclusion of certain technical support costs in cost of sales that had historically been allocated to G&A expense

-    unabsorbed production overhead at the Intelligent Enclosures subsidiary

- costs associated with a technical consulting group at the InterQuad subsidiary that has since been discontinued

Operating Expenses - In the health care services sector, marketing and general and administrative expenses declined in absolute dollars but represented a higher percent of revenue in the first quarter of 1998 compared to the first quarter last year. PsyCare reduced expenses as the number of program locations declined but fixed costs represent a larger percent of revenue. In the technology sector, marketing and general and administrative expenses increased both absolutely and as a percent of revenue. Marketing and general and administrative expenses increased to support an increase in revenue period-to-period. We also include the expenses of two acquired companies, QS, Inc. and JK, Inc., in 1998 but not in 1997. The consolidation of the operations of these companies with those of the HumanSoft subsidiary has been slower and more costly than expected because we must support multiple customer bases and product lines during the transition period. At the same time, buying decisions on some anticipated customer contracts were delayed several months. We took a restructuring charge of $191,000 in the first quarter of 1998 related to personnel and facility reductions at the HumanSoft operation. In addition, in the first quarter this year, we booked a non-recurring charge of $944,000 to allocate a portion of the JK, Inc. purchase price to in-process research and development. We also spent more in the first quarter of 1998 than in the same period last year on new product development at our HumanSoft subsidiary.

Interest Income - We had net interest expense of $43,000 for the first quarter of 1998 compared to net interest income of $182,000 in the same period last year. In the first quarter this year, interest income on notes receivable was significantly lower than in the comparable period last year because we had a lower level of notes outstanding. We also incurred interest expense on a higher level of bank debt and at a higher average interest rate in the first quarter this year as compared to last year.

Investment Income - In the first quarter of 1998, we realized a gain of $947,000 on the sale of 104,000 shares of common stock of IQ Software, Inc., offset in part by approximately $210,000 equity in losses, net, of investee companies accounted for by the equity method. By comparison, in the first quarter last year, we reported a gain of $1,865,000 on the sale of 50,537 shares of common stock of PaySys International, Inc., a privately held firm in which we are the largest shareholder. An expense of approximately $954,000 was offset against this gain for equity in losses of investee companies accounted for by the equity method.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company. In 1998, minority interest increased to reflect the minority ownership in our HumanSoft subsidiary held by the sellers of JK.

Common Shares - The weighted average number of shares outstanding declined in the current period compared to the prior year because we repurchased 13,100 shares of common stock in the open market during the past twelve months and company executives exercised 25,000 options to purchase common stock.

FINANCIAL CONDITION

In the first three months of 1998, we derived most of our cash by borrowing $1.8 million in short-term bank loans and selling 104,000 shares of common stock of IQ Software during March 1998 for $1,134,000 cash. The receivable from the stock sale is included in "other current assets" at the end of the quarter, pending transfer of the cash to us in early April. We used approximately $2.9 million cash during the first quarter of 1998 to fund operating losses at domestic and international subsidiaries.

Since December 31, 1997, unrealized gain in available-for-sale securities and long-term investments have declined principally due to the sale of 104,000 shares of IQ Software stock.

Subsequent to March 31, 1998, we received approximately $940,000 cash from the sale of our interest in Paragon and repayment of a Paragon note (see Note 6) and $530,000 cash representing a return on another investment. We used part of the cash to pay down domestic bank lines. While our cash position and loan covenants will limit new investments in the near future, we believe we have adequate access to capital through bank borrowings or sales of assets to support current operations and plans.


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

                                    INTELLIGENT SYSTEMS CORPORATION
                                    Registrant

Date:  May 15, 1998                 By:  /s/  J. LELAND STRANGE
                                         --------------------------------
                                         J. Leland Strange
                                         Chairman of the Board, President


Date:  May 15, 1998                 By:  /s/  HENRY H. BIRDSONG
                                         --------------------------------
                                         Henry H. Birdsong
                                         Chief Financial Officer