Form 10-K405/A
period 1997-12-31
INTELLIGENT SYSTEMS CORP
filed 1998-05-21
CIK 320340

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

--------------------------------------------------------------------------------
================================================================================

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

      Schedule II - Valuation and Qualifying Accounts and Reserves
      Report of Independent Auditors for InterQuad Services Limited
      Report of Independent Auditors for PaySys International, Inc. Consolidated Balance Sheets of PaySys at December 31, 1997 and 1996 Consolidated Statements of Operations of PaySys for the three years ended
        December 31, 1997
      Consolidated Statements of Changes in Stockholders' Equity (Deficit) of
        PaySys for the three years ended December 31, 1997
      Consolidated Statements of Cash Flows of PaySys for the three years ended
        December 31, 1997
      Notes to Consolidated Financial Statements of PaySys

      Report of Independent Auditors for Visibility Inc. and Subsidiaries

      Consolidated Balance Sheets of Visibility Inc. and Subsidiaries at
        December 31, 1997 and 1996
      Consolidated Statements of Operations of Visibility Inc. and Subsidiaries
        for the years ended December 31, 1997 and 1996
      Consolidated Statements of Redeemable Convertible Preferred Stock and
        Stockholders' Equity (Deficit) of Visibility Inc. and Subsidiaries for the years ended December 31, 1997 and 1996
      Consolidated Statements of Cash Flows of Visibility Inc. and Subsidiaries
        for the years ended December 31, 1997 and 1996
      Notes to Consolidated Financial Statements of Visibility Inc. and
        Subsidiaries

      Schedule II - Valuation and Qualifying Accounts of Visibility Inc. and Subsidiaries


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

3(ii) Bylaws of the Registrant dated June 6, 1997.*

4.1 See Exhibits 3(i) and 3(ii) for instruments defining rights of holders of Common Stock and Preferred Stock of Registrant.




                        INTELLIGENT SYSTEMS CORPORATION
                                     - 13 -

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

23.4  Consent of Arthur Andersen LLP.*

(b)   REPORTS ON FORM 8-K.

The Registrant filed a report on Form 8-K dated November 25, 1997.

(c)   SEE ITEM 14(a)(3) ABOVE.

(d)   SEE ITEM 14(a)(2) ABOVE.


* Filed herewithin.



                        INTELLIGENT SYSTEMS CORPORATION
                                     - 14 -

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT SYSTEMS CORPORATION
                                       Registrant


                                       By:  /s/ J. LELAND STRANGE
                                            -----------------------------------
                                                J. Leland Strange
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                    CAPACITY                                          DATE

/s/ J. LELAND STRANGE                        Chairman of the Board, President,                 May 15, 1998
-----------------------------------          Chief Executive Officer and Director
    J. Leland Strange                        (Principal Executive Officer)

/s/ HENRY H. BIRDSONG                        Chief Financial Officer                           May 15, 1998
-----------------------------------          (Principal Accounting and Financial Officer)
    Henry H. Birdsong

/s/ DONALD A. MCMAHON                        Director                                          May 15, 1998
-----------------------------------
    Donald A. McMahon

/s/ JAMES V. NAPIER                          Director                                          May 15, 1998
-----------------------------------
    James V. Napier

/s/ JOHN B. PEATMAN                          Director                                          May 15, 1998
-----------------------------------
    John B. Peatman

/s/ PARKER H. PETIT                          Director                                          May 15, 1998
-----------------------------------
    Parker H. Petit




                        INTELLIGENT SYSTEMS CORPORATION
                                     - 15 -

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

     Report of Independent Auditors for Visibility Inc. and Subsidiaries...................................S-26
        Consolidated Balance Sheets of Visibility Inc. and Subsidiaries at December 31, 1997 and 1996......S-27
        Consolidated Statements of Operations of Visibility Inc. and Subsidiaries for the years ended
           December 31, 1997 and 1996..................................................................... S-28
        Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders'
           Equity (Deficit) of Visibility Inc. and Subsidiaries for the years ended December 31, 1997 and 1996........................................................................................S-29
        Consolidated Statements of Cash Flow of Visibility Inc. and Subsidiaries for the years ended
           December 31, 1997 and 1996......................................................................S-30
        Notes to Consolidated Financial Statements of Visibility Inc. and Subsidiaries.....................S-31
        Schedule II - Valuation and Qualifying Accounts of Visibility Inc. and Subsidiaries................S-43





                        INTELLIGENT SYSTEMS CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors of
Visibility Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Visibility Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visibility Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of Visibility Inc. and subsidiaries listed in Item 14(a) (2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                             Arthur Andersen LLP

Boston, Massachusetts
April 23, 1998

                        VISIBILITY INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                               1997                1996
CURRENT ASSETS:
  Cash and cash equivalents                                                $  2,629,725        $    802,393
  Accounts receivable, net of allowance for doubtful accounts
    of $484,000 and $518,000 in 1997 and 1996, respectively                   3,820,103           3,825,742
  Prepaid expenses and other current assets                                     304,997             176,278
                                                                           ------------        ------------

          Total current assets                                                6,754,825           4,804,413

PROPERTY AND EQUIPMENT, NET                                                   1,308,133           1,712,890

OTHER ASSETS                                                                    144,090              49,435
                                                                           ------------        ------------

          Total assets                                                     $  8,207,048        $  6,566,738
                                                                           ============        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Short-term bank loans                                                    $  1,500,000        $  2,100,000
  Notes payable to stockholders                                                      --             800,000
  Current portion of capital lease obligations                                  285,997             412,956
  Accounts payable                                                            2,156,923           2,405,539
  Accrued expenses                                                            3,234,427           3,236,553
  Deferred revenue                                                            4,716,824           4,159,437
                                                                           ------------        ------------

          Total current liabilities                                          11,894,171          13,114,485

LONG-TERM DEBT                                                                1,525,453             345,539

CAPITAL LEASE OBLIGATIONS                                                       122,441             353,577

DEFERRED RENT                                                                    92,409              66,009

DEFERRED INCOME TAXES                                                           115,000             115,000
                                                                           ------------        ------------

          Total liabilities                                                  13,749,474          13,994,610
                                                                           ------------        ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series A redeemable convertible preferred stock, $.001 par value-
    Authorized, issued and outstanding--1,881,721 and 0 at                    5,250,000                  --
      December 31, 1997 and 1996, respectively at redemption value
      (liquidation preference of $5,250,000)
  Series B redeemable convertible preferred stock, $.001 par value-
    Authorized, issued and outstanding--1,628,700 and 0 at                      879,500                  --
      December 31, 1997 and 1996, respectively at redemption value
      (liquidation preference of $879,500)
  Series C redeemable convertible preferred stock, $.001 par value-
    Authorized, issued and outstanding--337,331 and 0 at
      December 31, 1997 and 1996, respectively at redemption value
      (liquidation preference of $2,250,000)                                  2,250,000                  --
                                                                           ------------        ------------

          Total redeemable convertible preferred stock                        8,379,500                  --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value-
    Authorized--15,000,000 and 7,000,000 shares in 1997 and 1996, respectively
    Issued and outstanding--1,189,669 and 3,155,700 shares                        1,190               3,156
      in 1997 and 1996, respectively
  Additional paid-in capital                                                    452,397           3,579,931
  Accumulated deficit                                                       (14,371,273)        (11,010,959)
  Foreign currency translation adjustment                                        (4,240)                 --
                                                                           ------------        ------------

          Total stockholders' equity (deficit)                              (13,921,926)         (7,427,872)
                                                                           ------------        ------------

          Total liabilities and stockholders' equity (deficit)             $  8,207,048        $  6,566,738
                                                                           ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                               1997                1996
REVENUES:
  Software licenses                                                        $  7,468,984        $  4,981,589
  Maintenance and support services                                           11,866,985          11,214,147
  Hardware equipment sales                                                    2,513,204           3,786,319
                                                                           ------------        ------------

                                                                             21,849,173          19,982,055
                                                                           ------------        ------------

COST OF REVENUES:
  Software licenses                                                           1,382,908           1,212,307
  Maintenance and support services                                            7,825,208           7,722,279
  Hardware equipment sales                                                    1,997,848           3,296,766
                                                                           ------------        ------------

                                                                             11,205,964          12,231,352
                                                                           ------------        ------------

       Gross profit                                                          10,643,209           7,750,703

OPERATING EXPENSES:
  Selling and marketing                                                       5,231,012           6,347,771
  Research and development                                                    5,370,082           3,931,914
  General and administrative                                                  2,934,459           3,230,043
                                                                           ------------        ------------

                                                                             13,535,553          13,509,728
                                                                           ------------        ------------

       Loss from operations                                                  (2,892,344)         (5,759,025)

INTEREST EXPENSE, NET                                                           448,801             252,996

OTHER EXPENSE, NET                                                               19,169              25,695
                                                                           ------------        ------------

       Loss before provision for income taxes                                (3,360,314)         (6,037,716)

PROVISION FOR INCOME TAXES                                                           --              10,440
                                                                           ------------        ------------

       Net loss                                                            $ (3,360,314)       $ (6,048,156)
                                                                           ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                             REDEEMABLE CONVERTIBLE PREFERRED STOCK
                              ------------------------------------------------------------------------------------------------------
                              REDEEMABLE CONVERTIBLE PREFERRED   REDEEMABLE CONVERTIBLE PREFERRED   REDEEMABLE CONVERTIBLE PREFERRED
                                       STOCK SERIES A                     STOCK SERIES B                     STOCK SERIES C
                                  SHARES            AMOUNT           SHARES            AMOUNT           SHARES            AMOUNT
BALANCE, DECEMBER 31, 1995             --        $       --                --        $     --               --         $       --

  Net loss                             --                --                --              --               --                 --
                                ---------        ----------        ----------        --------          -------         ----------

BALANCE, DECEMBER 31, 1996             --                --                --              --               --                 --

  Issuance of Series A          1,881,721         5,250,000                --              --               --                 --
  preferred stock

  Conversion of common stock           --                --         1,628,700         879,500          337,331          2,250,000
  to preferred stock

  Net loss                             --                --                --              --               --                 --

  Foreign currency
  translation adjustment               --                --                --              --               --                 --
                                ---------        ----------        ----------        --------          -------         ----------

BALANCE, DECEMBER 31, 1997      1,881,721        $5,250,000         1,628,700        $879,500          337,331         $2,250,000
                                =========        ==========        ==========        ========          =======         ==========


                                                                 STOCKHOLDERS' EQUITY (DEFICIT)
                              -----------------------------------------------------------------------------------------------------
                                                                                                    FOREIGN
                                                               ADDITIONAL                          CURRENCY             TOTAL
                                        COMMON STOCK            PAID-IN          ACCUMULATED      TRANSLATION       STOCKHOLDERS'
                                    SHARES        AMOUNT        CAPITAL            DEFICIT        ADJUSTMENT           DEFICIT
BALANCE, DECEMBER 31, 1995        3,155,700      $ 3,156      $ 3,579,931       $ (4,962,803)       $    --         $ (1,379,716)

  Net loss                               --           --               --         (6,048,156)            --           (6,048,156)
                                 ----------      -------      -----------       ------------        -------         ------------

BALANCE, DECEMBER 31, 1996        3,155,700        3,156        3,579,931        (11,010,959)            --           (7,427,872)

  Issuance of Series A                   --           --               --                 --             --                   --
  preferred stock

  Conversion of common stock     (1,966,031)      (1,966)      (3,127,534)                --             --           (3,129,500)
  to preferred stock

  Net loss                               --           --               --         (3,360,314)            --           (3,360,314)

  Foreign currency
  translation adjustment                 --           --               --                 --         (4,240)              (4,240)
                                 ----------      -------      -----------       ------------        -------         ------------

BALANCE, DECEMBER 31, 1997        1,189,669      $ 1,190      $   452,397       $(14,371,273)       $(4,240)        $(13,921,926)
                                 ==========      =======      ===========       ============        =======         ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                     1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(3,360,314)    $(6,048,156)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                    911,003       1,140,699
    Interest expense capitalized to debt                                              57,016              --
  Changes in assets and liabilities, net of assets acquired-
    Accounts receivable, net                                                        (377,113)        987,236
    Prepaid expenses and other current assets                                       (128,544)        163,168
    Accounts payable                                                                (167,529)        670,570
    Accrued expenses                                                                 201,367         380,577
    Deferred revenue                                                                 557,387       1,760,649
    Deferred rent                                                                     26,403          26,402
                                                                                 -----------     -----------

             Net cash used in operating activities                                (2,280,324)       (918,855)
                                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of cash acquired                                                  (23,346)             --
  Purchases of fixed assets                                                         (380,772)     (1,026,353)
  Other assets                                                                        15,626           3,858
                                                                                 -----------     -----------

             Net cash used in investing activities                                  (388,492)     (1,022,495)
                                                                                 -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Series A preferred stock                               3,500,000              --
  Proceeds from issuance of notes payable                                          2,200,000         800,000
  Repayment of notes payable                                                        (250,000)       (172,817)
  Payment of capital lease obligation                                               (358,092)       (352,771)
  (Payments of) proceeds from short-term bank loans, net                            (600,000)      2,100,000
                                                                                 -----------     -----------

             Net cash provided by financing activities                             4,491,908       2,374,412
                                                                                 -----------     -----------

FOREIGN EXCHANGE IMPACT ON CASH                                                        4,240              --
                                                                                 -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,827,332         433,062

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         802,393         369,331
                                                                                 -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                           $ 2,629,725     $   802,393
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest                                                                     $   236,980     $   183,487
                                                                                 ===========     ===========

    Income taxes                                                                 $        --     $        --
                                                                                 ===========     ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING
ACTIVITIES:
  Acquisition of equipment under capital lease                                   $        --     $    32,768
                                                                                 ===========     ===========

  Conversion of notes payable into 627,240 shares of Series A Redeemable         $ 1,750,000     $        --
       Convertible Preferred Stock                                               ===========     ===========

  On May 15, 1997, the Company's subsidiary, Visibility Europe Ltd., acquired certain assets as follows-
    Fair value of assets acquired-
      Equipment                                                                  $   109,135     $        --
      Goodwill and other intangible assets                                           140,865              --
                                                                                 -----------     -----------
                                                                                     250,000              --
    Forgiveness of Visibility debt, net                                             (226,654)             --
                                                                                 -----------     ===========

             Cash payment for acquisition                                        $    23,346     $        --
                                                                                 ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997



(1)   NATURE OF THE BUSINESS

      Visibility Inc., a Delaware corporation, and subsidiaries (the Company), develops, markets, sells and supports an integrated line of business application software for manufacturers. The Company is subject to a number of risks similar to those of other companies in a similar stage of development. Principal among these risks are the ability to obtain adequate financing, dependence on key individuals, successful development and marketing of services and products, and competition from other companies.

      Management believes that its current cash reserves and available borrowings under the Company's bank line of credit will provide sufficient working capital to finance the Company through December 31, 1998. The Company may attempt to raise additional capital during 1998 in order to fund operations, product marketing and development, and working capital requirements. There can be no assurance that additional financing will be available or on terms favorable to the Company.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the Company's significant accounting policies follows:

      Use of Estimates in the Preparation of Financial Statements

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

      Reclassification

      Certain prior-year balances have been reclassified in order to conform with current year presentation.

      Principles of Consolidation

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The Company invests in a money market account and believes the investment is subject to minimal credit and market risk. The carrying amounts of cash and cash equivalents approximate their fair value due to the short-term maturities of these investments.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



      Foreign Currency Translation

      The functional currency for the Company's United Kingdom subsidiary is the British pound sterling. Gains (losses) from foreign currency translations of the United Kingdom Subsidiary are credited or charged to foreign currency translation adjustment, which is included as a component of stockholders' equity in the accompanying consolidated balance sheets. The functional currency of the Company's other foreign operations is the U.S. dollar. Gains and losses resulting from the remeasurement of foreign currencies into U.S. dollars for these subsidiaries are included in the results of operations and the amounts are insignificant.

      Fair Value of Financial Instruments

      The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. See Note 6 for fair value information pertaining to the Company's long-term debt.

      Revenue Recognition

      The Company recognizes revenue from noncancelable software licenses upon product shipment, provided collection is probable and no significant vendor and postcontract customer obligations remain at the time of shipment. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Postcontract support (maintenance) service fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services. Long-term service contracts are recognized using the percentage of completion method. Revenue from equipment sales is recognized upon shipment of the equipment.

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation or training. Under SOP 97-2, the determination of fair value is based on objective evidence that is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



      enhancements. Revenue allocated to postcontract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 will be adopted by the Company effective January 1, 1998 and is not expected to have a material effect on revenue recognition.

      Impairment of Long-Lived Assets

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

      This statement requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicates that the asset's carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (without interest charges) from the use and ultimate dispositions of the assets are less than their carrying value, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. To date, the Company has not experienced any such impairments.

      Capitalized Software Development Costs

      The Company capitalizes certain software development costs after technological feasibility of the product has been established. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company capitalized no software developments costs during 1997 and 1996, as the costs incurred after technological feasibility was established were deemed to be immaterial. Capitalized software costs are amortized ratably over the useful life of the product, generally two years, and are charged to cost of revenues. Amortization expense for the years ended December 31, 1997 and 1996 relating to capitalized software amounted to approximately $0 and $201,000, respectively. In 1996, the Company also charged approximately $111,000 of previously capitalized software costs to cost of revenues because their future realizability was uncertain.

      Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(3)   ACQUISITION

      On May 15, 1997, the Company established a wholly owned UK subsidiary, Visibility Europe Ltd. (the Subsidiary), which acquired certain equipment and intangible assets of the Company's then European distributor, whose parent company was formerly also a minority stockholder of the Company, for $250,000. The purchase price was allocated $109,135 to equipment and $140,865 to goodwill and other intangibles, which are being amortized on a straight line basis over three years. This acquisition was accounted for as a purchase. Additional purchase price is contingent on the Subsidiary achieving certain pretax income levels for 1997 and 1998, which the Company did not meet in 1997. The purchase price will be increased by 30% of the Subsidiary's 1998 pretax income in excess of $500,000. Any future contingent payments will be accounted for as an addition to goodwill. Pro forma information for this acquisition has not been presented as the impact was not material.

(4)   PROPERTY AND EQUIPMENT

      Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred.

      Fixed assets consist of the following at December 31, 1997 and 1996:

                                                         ESTIMATED
                                                       USEFUL LIVES       1997           1996
          Furniture and fixtures                           5 years     $  591,253     $  572,019
          Equipment                                      1-3 years      2,717,463      2,332,960
          Computer software                                3 years        463,482        390,105
          Leasehold improvements                        2-10 years        350,493        350,493
                                                                       ----------     ----------

                                                                        4,122,691      3,645,577

          Less--Accumulated depreciation and                            2,814,558      1,932,687
          amortization                                                 ----------     ----------

                                                                       $1,308,133     $1,712,890
                                                                       ==========     ==========

Included above is equipment held under capital leases with a cost of $1,683,114 and $1,683,114, and accumulated amortization of $1,358,397 and $1,051,233 at December 31, 1997 and 1996, respectively.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(5)   LINE OF CREDIT

      At December 31, 1997, the Company had a line of credit with a bank which allowed for borrowings of up to $2,500,000. Borrowings were limited to the lesser of a borrowing base calculation based on certain percentages of accounts receivable, as defined, or $2,500,000. The available borrowing base at December 31, 1997 was approximately $2,500,000. Borrowings under the line were due on April 5, 1998. Interest accrued at the bank's prime lending rate (8.5% at December 31, 1997) plus 2.5%. Borrowings were secured by substantially all assets of the Company. At December 31, 1997, the Company had borrowed $1,500,000 under the line of credit. In connection with the November 1997 amendment of this agreement, the Company issued the bank a warrant to purchase 71,685 shares of common stock at an exercise price of $2.79 per share. The fair value of this warrant was immaterial. The warrant expires on June 30, 2004. The agreement also requires the Company to achieve minimum levels of profitability, quick ratio and tangible net worth. The bank also requires the Company to cause the line to not exceed $1,500,000 for at least five consecutive days per quarter. The Company was in compliance with its covenants as of December 31, 1997.

      Effective April 5, 1998, the Bank renewed the line of credit through April 4, 1999 under similar terms and conditions, except that the interest rate was reduced to prime plus 2%. In addition, the Company will be required to issue the Bank another warrant to purchase 10,526 shares of common stock at an exercise price of $4.75 per share in the event the Company defaults under this agreement, as defined.

(6)   LONG-TERM DEBT

      In conjunction with the acquisition of the Company in February 1993, the Company entered into term note agreements aggregating $500,000 with certain stockholders, of which approximately $173,000 was repaid in 1996. The notes accrue interest at the prime rate (8.5% at December 31, 1997) plus 3% per annum. During 1997, the maturity date was extended to March 31, 1999 and, accordingly, is reflected as long-term in the accompanying balance sheet. The notes are secured by the Company's accounts receivable.

      During November 1996, the Company entered into several stockholder note agreements, totaling $800,000. During 1997, the Company entered into several additional stockholder note agreements, totaling $1,200,000, of which $250,000 was repaid during 1997. All of these notes were due upon demand, carried a rate of 10% per annum and were unsecured. All of the outstanding notes were converted into Series A Preferred Stock in 1997 (see Note 12).

      On January 2, 1997, the Company borrowed $250,000 from the parent company of its then European distributor pursuant to a demand note. On May 15, 1997, the Company secured the replacement of the demand note and the right to borrow up to an additional $750,000 from the parent company of its then European distributor pursuant to a $1,000,000 senior subordinated note due May 15, 2000. The

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



      Company received an additional $250,000 on May 15, 1997, June 30, 1997 and September 30, 1997, respectively. The note accrues interest at 8% per annum, payable upon maturity, and is unsecured. As part of the financing, the Company also issued a warrant for the purchase of up to 50,000 shares of common stock at $6.67 per share. The fair value of the warrant was not material. The warrant expires upon repayment of the senior subordinated note.

      The following summarizes the debt outstanding as of December 31, 1997 and 1996, including accrued interest:

                                                    1997           1996
              Notes payable to stockholders      $  476,078     $1,145,539
              Notes payable                       1,049,375             --
                                                 ----------     ----------
                                                 $1,525,453     $1,145,539
                                                 ==========     ==========

      The fair value of the Company's debt approximates its carrying value based on the current rate offered to the Company for obligations of the same remaining maturities.

(7)   RELATED PARTY TRANSACTIONS

      During 1996 and the beginning of 1997, the Company had a distribution agreement that provided a stockholder with exclusive distribution rights in certain European markets in exchange for royalties which management believes represented fair value as negotiated on an arms-length basis. Royalty income received during the years ended December 31, 1997 and 1996 amounted to approximately $0 and $592,000, respectively. Related maintenance and service revenue for the years ended December 31, 1997 and 1996 amounted to approximately $48,000 and $44,000, respectively. At December 31, 1996, accounts receivable included approximately $292,000, and accounts payable included approximately $139,000, respectively, related to this stockholder. The Company reimbursed this stockholder approximately $188,000 and $323,000 in 1997 and 1996, respectively, for expenses incurred by the Company but paid by this stockholder.

(8)   BENEFIT PLAN

      The Company has a defined contribution plan, which is qualified under
      Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their salary. After one year of employment, the Company contributes 25% of the employee's contribution, up to a maximum of 6% of the employee's salary. Employer contributions may be suspended at the option of the Board of Directors. The Company's contributions to the plan for the years ended December 31, 1997 and 1996 amounted to approximately $86,000 and $21,000, respectively.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(9)   INCOME TAXES

      The provision for income taxes consists of state taxes at December 31, 1996.

      A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                       1997           1996
              Income tax provision (benefit) at statutory rate          (34)%          (34)%
              State tax provision                                        (4)            (4)
              Impact of foreign tax rates                                 3              4
              Increase in valuation allowance                            29             35
              Other                                                       6             (1)
                                                                       ----           ----
                                                                         --%            --%
                                                                       ====           ====

      The Company has approximately $5,600,000 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire in varying amounts through 2012 and are subject to the review and possible adjustment by the Internal Revenue Service. The Company has approximately $2,860,000 of foreign net operating loss carryforwards available to reduce future taxable income in the foreign jurisdictions, if any.

      Section 382 of the Internal Revenue Code also contains provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined.

      Significant components of deferred income taxes are as follows:

                                                                    1997                1996
              Deferred tax liabilities-
                Property, plant and equipment                   $        --         $     5,000
                Other                                               115,000             110,000
                                                                -----------         -----------

                   Total deferred tax liabilities               $   115,000         $   115,000
                                                                ===========         ===========

              Deferred tax assets-
                Net operating loss carryforwards                $ 3,290,962         $ 2,189,815
                Allowance for doubtful accounts                     178,196             212,580
                Deferred rent                                        37,887              27,062
                Accrued benefits                                    195,330             302,706
                Other accruals                                       88,560              88,355
                Other                                                14,176                  --
                                                                -----------         -----------

                                                                  3,805,111           2,820,518

              Valuation allowance                                (3,805,111)         (2,820,518)
                                                                -----------         -----------

                   Total deferred tax assets                    $        --         $        --
                                                                ===========         ===========

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



      The valuation allowance at December 31, 1997 and 1996 relates to the uncertainty of realizing the tax benefits of the deferred tax assets.

(10)  COMMITMENTS AND CONTINGENCIES

      The Company leases facilities under various operating leases. The Company also leases certain equipment under noncancelable capital and operating leases. Future minimum lease commitments under all noncancelable operating and capital leases at December 31, 1997 are as follows:

                                                                OPERATING        CAPITAL
                                                                  LEASES         LEASES
               1998                                            $  342,416     $  322,198
               1999                                               301,329        126,322
               2000                                               285,352             --
               2001                                               284,819             --
               2002                                               287,668             --
               Thereafter                                         448,980             --
                                                               ----------     ----------

                    Total minimum lease payments               $1,950,564        448,520
                                                               ==========

               Less--Amount representing interest                                 40,082
                                                                              ----------
               Present value of minimum lease payments
               (including current portion of $285,997)                        $  408,438
                                                                              ==========

      Total rent expense under noncancelable operating leases was approximately $491,000 and $389,000 for the years ended December 31, 1997 and 1996, respectively.

(11)  CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially expose the Company to concentrations of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. The Company maintains reserves for potential credit losses.

      At December 31, 1997, no customer represented 10% of gross accounts receivable. At December 31, 1996, accounts receivable from one customer accounted for 13% of gross accounts receivable. No customer accounted for greater than 10% of revenues in 1997 and 1996.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



(12)  REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

      (a)   Redeemable Convertible Preferred Stock

            On October 6, 1997, the Company amended and restated its Certification of Incorporation, whereby the Company's authorized shares of $.001 par value common stock was increased to 15,000,000. The Company also authorized the issuance of 3,847,752 shares of $.001 par value preferred stock, of which 1,881,721 shares are designated as Series A Preferred Stock, 1,628,700 shares are designated as Series B Preferred Stock and 337,331 shares are designated as Series C Preferred Stock.

            The Company issued 1,881,721 shares of Series A Redeemable Convertible Preferred Stock in exchange for $3,500,000 plus the conversion of the $1,750,000 notes payable issued in 1997 and 1996. The Company also allowed common stockholders to convert 1,966,031 shares of common stock into 1,628,700 shares of Series B Redeemable Convertible Preferred Stock and 337,331 shares of Series C Redeemable Convertible Preferred Stock.

            The Series A, Series B and Series C Redeemable Convertible Preferred Stock have the following rights and preferences:

               VOTING

               Preferred stockholders are entitled to vote on an as-converted basis together with common stockholders as one class.

               DIVIDENDS

               The preferred stockholders are entitled to receive dividends or other distributions equal to the dividend or distribution that would be received had the preferred stockholders converted their shares into common stock.

               LIQUIDATION

               In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A, B and C Redeemable Convertible Preferred Stock are entitled to receive a $2.79, $.54 and $6.67 per share liquidation preference, respectively, plus accrued or unpaid dividends. If the assets available for distribution are insufficient to permit payment of the liquidation preference amount, then the holders of the preferred stock shall share ratably in any distribution, as defined. After distribution to the preferred stockholders of the full liquidation preference amount, any remaining assets available for distribution are distributed both to holders of common stock and preferred stock on a pro rata basis, assuming the preferred stock is converted into common stock. Any dissolution or liquidation resulting

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



               from an event of sale, as defined, with proceeds of greater than or equal to $15.00 per share on an as-converted basis, will not result in distributions in accordance with the foregoing, but rather all preferred stock will be converted into common and share in the proceeds on a pro rata basis.

               CONVERSION

               Each share of preferred stock is convertible, at the option of the holder, into one share of common stock, adjusted for certain dilutive events, as defined. In the event of an initial public offering with a per share price of less than $15.00, each holder of the preferred stock will receive a cash payment equal to the liquidation preference (the IPO Preference Amount) and all shares shall convert automatically into common stock. The shares automatically convert upon the occurrence of a qualified offering with a per share price greater than or equal to $15.00 without any IPO Preference Amount.

               REDEMPTION

               As of March 31, 2003, the holders of the preferred stock may require the Company, with 30 days' written notice, to redeem outstanding preferred stock. The redemption price equals the liquidation preference plus all accrued but unpaid dividends.

               OTHER RESTRICTIONS

               The Corporation is restricted, without the approval of 51% of the holders of preferred stock, from issuing additional shares of preferred stock, common stock or convertible debt, altering the terms of outstanding preferred stock, amending its articles of incorporation, selling or otherwise disposing of all or substantially all of its assets or voluntary dissolving or otherwise liquidating the Company.

      (b)   Stock Option Plans

            In 1994, the Company adopted the Visibility Inc. and Subsidiaries Stock Option Plan (the 1994 Plan), which is administered by the Board of Directors. The 1994 Plan provides for the issuance to key employees and directors of the Company options to purchase shares of common stock. The maximum number of shares of common stock that may be issued under the 1994 Plan is 300,000 shares. Options are granted under the 1994 Plan at exercise prices not less than the fair value of the stock on the date of grant. The options are exercisable over periods determined by the Board of Directors and expire after 10 years from the date of grant. Subsequent to December 31, 1997, the Board of Directors reduced the maximum number of shares available under this plan to 202,500. The Company is currently evaluating using the 97,500 shares from the 1994 Plan to establish a separate stock option plan for the Company's foreign employees.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)



            On February 2, 1996, the Company adopted the Visibility Inc. and Subsidiaries 1996 Stock Plan (the Plan), which is administered by the Board of Directors. The Plan provides for the issuance of incentive and nonqualified options to purchase shares of common stock to key employees and directors of the Company. The maximum number of shares of common stock that may be issued under the Plan is 1,050,000 shares. Incentive stock options may be granted under the Plan at exercise prices not less than the fair value of the stock on the date of grant. The options are exercisable over periods determined by the Board of Directors and expire 10 years from the date of grant.

            The following summarizes the stock option activity under the Company's stock option plans:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                      OUTSTANDING      EXERCISE
                                                        OPTIONS         PRICE
              Balance, December 31, 1995                 202,500      $    0.67
                Granted                                  758,400           1.38
                Exercised                                      -             --
                Canceled                                (232,500)          1.60
                                                      ----------      ---------
              Balance, December 31, 1996                 728,400           1.11
                Granted                                1,098,850           0.20
                Exercised                                      -             --
                Canceled                                (674,700)          0.63
                                                      ----------      ---------
              Balance, December 31, 1997               1,152,550      $    0.40
                                                      ==========      =========

            At December 31, 1997, options to purchase 364,600 shares were exercisable, and 197,450 shares were available for future option grants. The options exercisable at December 31, 1997 had a weighted average exercise price of $0.55. Options generally vest over three to four years.

            During 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic method of accounting prescribed by APB Opinion 25. Entities electing to remain with the accounting in APB Opinion 25 must make pro forma disclosures of net income as if the fair-value-based method of accounting defined in SFAS No. 123 has been applied. The Company has elected to account for its stock-based compensation plans under APB Opinion 25.

                        VISIBILITY INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Continued)


            Had compensation costs for the stock option plan been determined using the fair value-based method as prescribed by SFAS No. 123, the Company's 1997 and 1996 net losses would have been increased to the following pro forma amounts:

                                                        1997              1996
                    Net loss-
                      As reported                    (3,360,314)       (6,048,156)
                      Pro forma                      (3,373,765)       (6,062,922)

            Consistent with SFAS No. 123, pro forma compensation cost has not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

            The weighted average fair values of options granted during 1997 and 1996 were $0.05 and $0.33, respectively. The values were estimated on the date of grant using the minimum value method with the following weighted average assumptions used for grants in 1997 and 1996: risk-free interest rate of 6.15% and 5.99%, respectively, expected life of five years, expected dividend yield of 0% and volatility factor of 0%.

            The weighted average remaining contractual life of outstanding options was 9.32 years and the range of exercise prices was $0.20 to $1.67 at December 31, 1997.

(13)  FOREIGN OPERATIONS

      The following table summarizes the Company's operations by geographic area:

                                                         1997            1996
               Net sales-
                 North America                       $19,592,990     $19,869,482
                 Europe                                2,256,183         112,573
                                                     -----------     -----------

                         Total                        21,849,173      19,982,055
                                                     ===========     ===========

               Operating loss-
                 North America                        (1,767,792)     (4,883,118)
                 Europe                               (1,124,552)       (875,907)
                                                     -----------     -----------

                         Consolidated total           (2,892,344)     (5,759,025)
                                                     ===========     ===========

               Identifiable assets-
                 North America                         6,204,875       6,500,699
                 Europe                                2,002,173          66,039
                                                     -----------     -----------

                         Consolidated total          $ 8,207,048     $ 6,566,738
                                                     ===========     ===========

      Export sales were not material in 1997 or 1996, respectively.

                                                                     Schedule II



                        VISIBILITY INC. AND SUBSIDIARIES
                      "Valuation and Qualifying Accounts"
             For The Years Ended December 31, 1997 and December 1996
                                 (In Thousands)

Allowance for Doubtful Accounts



                                                                                  Net
                                               Balance at      Provisions      Deductions      Balance at
                                              Beginning of     Charged to        from            End of
                                                 Period        Operations     Allowance (1)      Period
                                              ------------     ----------     ------------     ----------
Year Ended December 31, 1997............          $518            $ 99           $(133)           $484
Year Ended December 31, 1996............          $325            $223           $ (30)           $518

--------
(1) Accounts deemed uncollectible, net of recoveries.