Form 10-Q
period 1998-06-30
INTELLIGENT SYSTEMS CORP
filed 1998-08-14
CIK 320340

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998


                          Commission file number 1-9330


                         INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  GEORGIA                                        58-1964787
--------------------------------------------------------------------------------
(State or other jurisdiction of                               I.R.S. Employer
incorporation or organization)                               Identification No.)


4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                         30093
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

         As of June 30, 1998, 5,104,467 shares of Common Stock were outstanding.


===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)



                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1998            1997
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                   $   566        $   43
  Accounts receivable, net                                                                 3,793         3,855
  Notes and interest receivable                                                              118           330
  Inventories                                                                                636           611
  Other current assets                                                                     1,264           788
---------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                   6,377         5,627
---------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                      7,432         9,512
Long-term notes receivable                                                                   152           133
Property and equipment, at cost less accumulated depreciation and amortization             3,058         2,848
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                        670           971
Other assets                                                                               1,300            --
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $18,989       $19,091
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                  $ 3,279       $ 1,979
  Accounts payable                                                                         1,665         1,285
  Accrued expenses and other current liabilities                                           3,328         3,431
---------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              8,272         6,695
---------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                             1,400         1,000
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                            180            --
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,104,467
     outstanding at June 30, 1998 and December 31, 1997                                       51            51
  Paid-in capital                                                                         24,046        24,046
  Foreign currency translation adjustment                                                   (206)         (193)
  Unrealized gain in available-for-sale securities                                           508           836
  Accumulated deficit                                                                    (15,262)      (13,344)
---------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                             9,137        11,396
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $18,989       $19,091
=====================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                 1998             1997           1998         1997
------------------------------------------------------------------------------------------------------------------
Net sales                                                  $    5,322      $     5,320    $   $10,126  $   $10,428
Expenses:
  Cost of sales                                                 3,209            3,249          6,934        6,332
  Marketing                                                       839              927          1,864        1,798
  General & administrative                                      1,708            1,620          3,859        3,414
  Research & development                                          379               55          1,671           99
------------------------------------------------------------------------------------------------------------------
Loss from operations                                             (813)            (531)        (4,202)      (1,215)
------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income (expense), net                                 (106)             161           (149)         343
  Investment income (expense)                                   1,546             (503)         2,268          529
  Other, net                                                       66                7            170           68
------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and
  minority interest                                               693             (866)        (1,913)        (275)
------------------------------------------------------------------------------------------------------------------
Income tax provision                                               --               --             --            4
------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                            693             (866)        (1,913)        (279)
------------------------------------------------------------------------------------------------------------------
Minority interest                                                   3                3              5            5
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          $      690       $     (869)    $   (1,918)  $     (284)
------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share based upon basic
  weighted average shares                                  $     0.14       $    (0.17)    $    (0.38)  $    (0.06)
------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share based upon diluted
  weighted average shares                                  $     0.13       $    (0.17)    $    (0.38)  $    (0.06)
------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                   5,104,467        5,084,820      5,104,467    5,090,339
------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                 5,465,319        5,084,820      5,104,467    5,090,339
==================================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                                                    SIX MONTHS ENDED JUNE 30,
CASH PROVIDED BY (USED FOR):                                                          1998             1997
-------------------------------------------------------------------------------------------------------------

OPERATIONS:
   Net loss                                                                        $(1,918)           $  (284)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                               1,316                620
         Gain from sale of assets                                                   (2,609)            (2,081)
         Equity in net loss of affiliates                                              341              1,674
         Changes in operating assets and liabilities:
            Accounts receivable                                                        386                 56
            Inventories                                                                (24)               139
            Other current assets                                                      (474)                97
            Accounts payable                                                           290                381
            Accrued expenses and other current liabilities                            (777)               473
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                   (3,469)             1,075
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                 2,867              2,948
   Proceeds from sale of discontinued operations                                        --                100
   Acquisition of company, net of cash acquired                                         83                 --
   Maturity of certificate of deposit                                                   --                748
   Acquisitions of long-term investments                                              (150)            (2,375)
   Decrease in minority interest                                                       (20)                --
   Repayments of (advances under) notes receivable, net                                235               (454)
   Purchases of property and equipment, net                                           (112)            (1,095)
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                     2,903               (128)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net borrowings under short-term borrowing arrangements                            1,101                 --
   Purchase and retirement of stock                                                     --               (160)
   Foreign currency translation adjustment                                             (12)                 9
-------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                     1,089               (151)
-------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                   523                796
Cash at beginning of period                                                             43              2,434
-------------------------------------------------------------------------------------------------------------
Cash at end of period                                                              $   566            $ 3,230
=============================================================================================================

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

2. These financial statements include all adjustments and normal recurring accruals that we think are necessary for a fair statement of the results for the periods presented. However, our second quarter results do not necessarily indicate the results you can expect for the full year. You should read Note 1 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the year ended December 31, 1997 to understand the accounting policies we follow.

3. Accounting Changes - Effective December 31, 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changes the method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share", as defined. For the six month periods ended June 30, 1998 and 1997 and the three month period ended June 30, 1997, basic and diluted weighted average shares outstanding are the same because all of the company's common stock equivalents (stock options) are non-dilutive since the company reported a loss for each period. For the three month period ended June 30, 1998, the company's diluted weighted average shares outstanding include the assumed conversion of stock options resulting in an increase of 360,852 shares outstanding.

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

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (unaudited, in thousands)

                                                               Three Months Ended        Six Months Ended
                                                                     June 30                 June 30
---------------------------------------------------------------------------------------------------------
                                                                1998         1997        1998        1997
---------------------------------------------------------------------------------------------------------
Net income (loss)                                               $690      $  (869)    $(1,918)    $  (284)
OTHER COMPREHENSIVE INCOME (LOSS):
   Foreign currency translation adjustments                        9           --         (13)         10
   Unrealized gain (loss) in available-for-sale
     securities                                                   20         (607)       (328)     (2,727)
---------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                 29         (607)       (341)     (2,716)
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $719      $(1,476)    $(2,259)    $(3,000)
=========================================================================================================

4. Acquisition of JK, Inc. - Effective January 1, 1998, we acquired all the common stock of JK, Inc. in a transaction that is explained in more detail in Note 16 to the Consolidated Financial Statements of our Report on Form 10-K for the year ended December 31, 1997. The acquisition was accounted for as a purchase. In the first quarter of 1998, we expensed $944,000 of purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. Since the acquisition, we have consolidated the results of operations of JK, Inc.

5. Sale of Assets of Intelligent Enclosures Corporation ("IE") - Effective April 1, 1998, we sold substantially all of the assets and the business of our IE subsidiary to Daw Technologies, Inc. ("Daw"), a publicly traded company, in exchange for common stock of Daw. The number of shares of common stock of Daw that we will receive for the assets will be determined at a second closing two years from the date of the sale (or earlier based on certain events). The sales price was fixed; therefore, the trading price of Daw shares will determine the number of Daw shares that we will receive.

6. Sale of Interest in Paragon Interface, Inc. ("Paragon") - Effective April 17, 1998, we sold our minority interest in Paragon, a data mapping and translation software company, for $839,000 cash. At the closing of the sale, Paragon also repaid a $150,000 loan from us.

7. Subsequent Event - Sale of Partial Interest in PaySys International, Inc. ("PaySys") - Effective July 1, 1998, we sold 437,063 shares of common stock of PaySys to a large venture capital firm for $5.72 per share, aggregating $2,500,000 cash. In the quarter ended September 30, 1998, we will record a gain of approximately $2,500,000 on the sale. We continue to own 3,606,382 shares of common stock of PaySys.

1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Direct comparisons between periods are impacted by recent sales and acquisitions. We include the results of two software companies acquired in the past year in our consolidated financials for the three and six month periods in 1998 but not in 1997. We do not include the results of IE following its sale on April 1, 1998 but we do include the IE results for prior periods.

Sales - The company generates revenue from operations in two industry segments: technology-related products and services, and health care services. For the three-month period ended June 30, 1998, net sales were $5,322,000, essentially flat compared to the second quarter last year. Sequentially, the 1998 second quarter revenues were up almost 11 percent compared to the first quarter this year. For the six month period ended June 30, 1998, revenue was down by three percent compared to last year, mainly because the sale of IE and lower revenue from health care services offset overall revenue growth by the technology subsidiaries.

Revenue generated by our on-going technology subsidiaries increased in the second quarter and year-to-date periods in 1998 compared to the same periods last year. The acquisitions of QS, Inc. in July 1997 and JK, Inc. on January 1, 1998 as well as a higher volume of products and services sold at the ChemFree subsidiary contributed to the sales growth in the technology sector. Revenue derived from health care services declined 26 percent and 35 percent in the three and six month periods, respectively, in 1998 compared to the same periods last year. Our health care services subsidiary, PsyCare America, had fewer hospital based programs in operation in the first six months of this year as compared to last year. Price pressure and expense reductions in the managed care environment further reduced the revenue contribution from each program.

Cost of sales - Cost of sales as a percentage of revenue was essentially the same in the second quarter this year compared to the same period last year but increased from 61 percent of revenue in the six month period in 1997 to 68 percent of revenue in the same period in 1998. The cost of sales at the PsyCare subsidiary actually dropped in both the three and six month periods this year due to personnel cuts. ChemFree's cost of sales was lower in the three and six month periods in 1998 than in 1997 mainly due to a non-recurring positive adjustment on a completed contract. However, the cost of sales at the InterQuad and HumanSoft subsidiaries increased period-to-period for the following reasons:

- the inclusion of certain technical support costs in cost of sales that had historically been allocated to G&A expense
- increased headcount and salary levels at the software subsidiaries to support the installed customer base and implementation projects for the acquired companies
- higher personnel costs at the InterQuad subsidiary as the company transitions from higher priced consultants to lower cost full-time employees, with some overlap during the training period

Operating Expenses - In the health care services sector, marketing and general and administrative expenses declined in absolute dollars and as percent of revenue in the three and six months ended June 30, 1998 compared to the same periods last year. PsyCare reduced personnel and marketing expenses as the number of program locations declined. In the technology sector, marketing and general and administrative expenses increased both absolutely and as a percent of revenue in both the three and six month periods in 1998 compared to last year to support a corresponding increase in technology revenue. We also include the expenses of two acquired companies, QS, Inc. and JK, Inc., in 1998 but not in 1997. The consolidation of the operations of these companies with those of the HumanSoft subsidiary has been slower and more costly than expected because we must support multiple customer bases and product lines during the transition period. At the same time, buying decisions on some anticipated customer contracts were delayed. Expenses in 1998 were also impacted by higher pay rates in the software industry, increased travel expenses and amortization expenses of approximately $78,000 per quarter related to the JK acquisition. We took a restructuring charge of $191,000 in the first quarter of 1998 related to personnel and facility reductions at the HumanSoft operation. In addition, in the first quarter this year, we booked a non-recurring charge of $944,000 to allocate a portion of the JK, Inc. purchase price to in-process research and development. We also spent more in the first six months of 1998 than in the same period last year on new product development at our HumanSoft subsidiary.

Interest Income - We had net interest expense of $106,000 and $149,000, respectively, for the three and six month periods in 1998 compared to net interest income of $161,000 and $343,000, respectively, in the same periods last year. This year, interest income on notes receivable was significantly lower than in the comparable periods last year because we had a lower level of notes outstanding due to note repayments in the past twelve months. We also incurred interest expense on a higher level of bank debt and at a higher average interest rate in the first six months of this year as compared to last year.

Investment Income - In the second quarter of 1998, we realized a gain of $1.2 million on the sale of the IE business and a gain of $457,000 on the sale of our interest in Paragon (refer to notes 3 and 4), offset in part by approximately $131,000 equity in losses, net, of investee companies accounted for by the equity method. The six month income for 1998 includes a first-quarter gain of $947,000 on the sale of 104,000 shares of common stock of IQ Software, Inc. and the second quarter gains totaling $1.7 million described above, offset in part by approximately $341,000 equity in losses, net, of investee companies accounted for by the equity method. By comparison, the six month figures ended June 30, 1997 include a first quarter gain of $1,865,000 on the sale of 50,537 shares of common stock of PaySys and a second quarter gain of $217,000 on the sale of 104,484 shares of common stock of OrCAD, Inc. (a former subsidiary of the company), offset by $721,000 and $1,674,000 in the three and six month periods, respectively, for equity in losses of investee companies accounted for by the equity method.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Common Shares - The basic weighted average number of shares outstanding increased in the three and six month periods in 1998 compared to the same periods last year because company officers exercised options to acquire 25,000 shares of common stock.

Year 2000 Compliance - We are in the process of assessing and resolving the potential impact of the year 2000 on the ability of the company's computerized information systems to accurately process information that may be date-sensitive. Any such programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. We utilize a number of computer programs at the corporate office and our subsidiaries and one subsidiary of the company licenses software to its customers. We have not completed our assessment, but currently we believe that our internal systems are year 2000 compliant and that the software we license either is now or will be year 2000 compliant by early 1999. We believe that costs of addressing this issue will not have a material adverse impact on the company's financial position. However, if the company and third parties upon which it relies are unable to address any issues which arise in a timely manner, it could result in some financial risk to the company. In order to assure that this does not occur, we plan to devote all resources required to resolve any significant year 2000 issues in a timely manner.

FINANCIAL CONDITION

In the first six months of 1998, we derived most of our cash from the sale of 104,000 shares of common stock of IQ Software for $1,134,000, the sale of our interest in Paragon and repayment of a Paragon note for a total of $989,000, a net return of $589,000 on another investment, and $515,000 in short-term bank loans. We used approximately $3,500,000 million cash during the first half of 1998 to fund operating losses at certain domestic and international subsidiaries and $200,000 for the initial payment related to the acquisition of JK, Inc. on January 1, 1998. The cash used for operations in the second quarter of 1998 was less than that used in the first quarter of 1998 due to improved operating results.

Since December 31, 1997, long-term investments and unrealized gain in available-for-sale securities have declined principally due to sales of stock of IQ Software and Paragon. The increase of $1,300,000 in other assets reflects the value realized on the sale of the IE business, payable at a future date in common stock of the acquirer (refer to note 5).

Subsequent to June 30, 1998, we received $2,500,000 from the sale of 437,063 shares of common stock of PaySys to a venture capital firm (refer to note 7). We used $1,215,000 million to pay down domestic bank lines and $500,000 to make a principal payment on a note related to the acquisition of QS, Inc. in July 1997. While our cash position will limit new investments in the near future, we believe we have adequate cash and access to capital through bank borrowings or sales of assets to support current operations and plans.


                           PART II. OTHER INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest excess funds in derivative financial instruments or other market risk sensitive instruments for the purpose of managing foreign currency exchange rate risk or for any other purposes. Further, our business activities do not involve foreign currency transactions.

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 12, 1998, the shareholders elected Dr. John Peatman as director of the company to serve until the 2001 annual meeting. Dr. Peatman was elected by a vote of 4,585,404 votes for and 62,185 votes withheld.

ITEM 5.  OTHER MATTERS

Our company Bylaws contain an advance notice provision that states that, among other things, in order for business to be brought properly before an annual meeting of shareholders by a shareholder, the shareholder must have given timely notice of the business in writing to the Secretary of the company. To be timely, a shareholder's notice must be delivered or mailed to and received at the principal offices of the company at least 120 days before the anniversary date for the immediately preceding annual meeting of the company.



ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A.       The following exhibit is filed with this report:
         Exhibit 27 Financial Data Schedule (for SEC use only).

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

                                     INTELLIGENT SYSTEMS CORPORATION
                                     Registrant

Date:  August 14, 1998               By: /s/ J. Leland Strange
                                         ---------------------------------------
                                             J. Leland Strange
                                             Chairman of the Board, President


Date:  August 14, 1998               By: /s/ Henry H. Birdsong
                                         ---------------------------------------
                                             Henry H. Birdsong
                                             Chief Financial Officer