Form 10-Q
period 1998-09-30
INTELLIGENT SYSTEMS CORP
filed 1998-11-16
CIK 320340

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          Commission file number 1-9330

                         INTELLIGENT SYSTEMS CORPORATION
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                               58-1964787
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                            30093
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (770) 381-2900

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

         As of September 30, 1998, 5,104,467 shares of Common Stock were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                       1998            1997
                                                                                     --------        --------
ASSETS                                                                                       (Unaudited)
Current assets:
  Cash                                                                               $    724        $     43
  Accounts receivable, net                                                              2,680           3,855
  Notes and interest receivable                                                           159             330
  Inventories                                                                             685             611
  Other current assets                                                                  1,158             788
                                                                                     --------        --------
    Total current assets                                                                5,406           5,627
                                                                                     --------        --------
Long-term investments                                                                   7,592           9,512
Long-term notes receivable                                                                 80             133
Property and equipment, at cost less accumulated depreciation and amortization          2,612           2,848
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                      24             971
Other assets                                                                            1,300              --
                                                                                     --------        --------
Total assets                                                                         $ 17,014        $ 19,091
                                                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                              $  2,000        $  1,979
  Accounts payable                                                                      1,773           1,285
  Accrued expenses and other current liabilities                                        2,864           3,431
                                                                                     --------        --------
    Total current liabilities                                                           6,637           6,695
                                                                                     --------        --------
Long-term debt                                                                            900           1,000
                                                                                     --------        --------
Minority interest                                                                         183              --
                                                                                     --------        --------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,104,467
     outstanding at September 30, 1998 and December 31, 1997                               51              51
  Paid-in capital                                                                      24,046          24,046
  Foreign currency translation adjustment                                                (214)           (193)
  Unrealized gain in available-for-sale securities                                        391             836
  Accumulated deficit                                                                 (14,980)        (13,344)
                                                                                     --------        --------
    Total stockholders' equity                                                          9,294          11,396
                                                                                     --------        --------
Total liabilities and stockholders' equity                                           $ 17,014        $ 19,091
                                                                                     ========        ========

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 1998              1997               1998                1997
                                                             -----------        -----------        -----------        -----------
Net sales                                                    $     4,409        $     5,248        $    14,535        $    15,676
Expenses:
  Cost of sales                                                    3,253              3,210             10,187              9,542
  Marketing                                                          867              1,043              2,731              2,841
  General & administrative                                         2,300              2,418              6,159              5,832
  Research & development                                              82              1,182              1,753              1,281
                                                             -----------        -----------        -----------        -----------
Loss from operations                                              (2,093)            (2,605)            (6,295)            (3,820)
                                                             -----------        -----------        -----------        -----------
Other income (expense):
  Interest income (expense), net                                     (49)                53               (198)               396
  Investment income (expense)                                      2,604             (4,292)             4,872             (3,763)
  Other expense                                                     (330)              (137)              (160)               (69)
                                                             -----------        -----------        -----------        -----------
Income (loss) before income tax provision and
  minority interest                                                  132             (6,981)            (1,781)            (7,256)
                                                             -----------        -----------        -----------        -----------
Income tax provision (benefit)                                      (152)                --               (152)                 4
                                                             -----------        -----------        -----------        -----------
Income (loss) before minority interest                               284             (6,981)            (1,629)            (7,260)
                                                             -----------        -----------        -----------        -----------
Minority interest                                                      2                  3                  7                  8
                                                             -----------        -----------        -----------        -----------
Net income (loss)                                            $       282        $    (6,984)       $    (1,636)       $    (7,268)
                                                             ===========        ===========        ===========        ===========
Basic net income (loss) per share based upon basic
  weighted average shares                                    $      0.06        $     (1.37)       $     (0.32)       $     (1.43)
                                                             -----------        -----------        -----------        -----------
Diluted net income (loss) per share based upon diluted
  weighted average shares                                    $      0.05        $     (1.37)       $     (0.32)       $     (1.43)
                                                             -----------        -----------        -----------        -----------
Basic weighted average shares outstanding                      5,104,467          5,081,078          5,104,467          5,087,252
                                                             -----------        -----------        -----------        -----------
Diluted weighted average shares outstanding                    5,397,461          5,081,078          5,104,467          5,087,252
                                                             ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
CASH PROVIDED BY (USED FOR):                                                 1998            1997
                                                                            -------        -------
OPERATIONS:
   Net loss                                                                 $(1,635)       $(7,268)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                        1,941          1,895
         Loss (gain) from sale of assets                                     (5,109)           919
         Equity in net loss of affiliates                                       236          2,968
         Changes in operating assets and liabilities:
            Accounts receivable                                               1,499            (79)
            Inventories                                                         (73)           (12)
            Other current assets                                               (368)            86
            Accounts payable                                                    399            641
            Accrued expenses and other current liabilities                   (1,284)         1,031
                                                                            -------        -------
Cash provided by (used for) continuing operations                            (4,394)           181
                                                                            -------        -------
INVESTING ACTIVITIES:
   Proceeds from sales of investments                                         5,367          3,278
   Proceeds from sale of discontinued operations                                 --            100
   Acquisitions of companies, net of cash acquired                               83           (870)
   Maturity of certificate of deposit                                            --          1,056
   Acquisitions of long-term investments                                       (300)        (3,451)
   Increase in minority interest                                                  7             --
   Repayments of (advances under) notes receivable, net                         262         (1,431)
   Dispositions (purchases) of property and equipment                           355           (982)
                                                                            -------        -------
Cash provided by (used for) investing activities                              5,774         (2,300)
                                                                            -------        -------
FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term
     borrowing arrangements                                                    (679)           299
   Purchase and retirement of stock                                              --           (160)
   Exercise of stock options                                                     --             11
   Foreign currency translation adjustment                                      (20)            16
                                                                            -------        -------
Cash provided by (used for) financing activities                               (699)           166
                                                                            -------        -------
Net increase (decrease) in cash                                                 681         (1,953)
Cash at beginning of period                                                      43          2,434
                                                                            =======        =======
Cash at end of period                                                       $   724        $   481
                                                                            =======        =======

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

3. Accounting Changes - Effective December 31, 1997, we adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which changes the method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share", as defined. For the nine month periods ended September 30, 1998 and 1997 and the three month period ended September 30, 1997, basic and diluted weighted average shares outstanding are the same because all of the company's common stock equivalents (stock options) are non-dilutive since the company reported a loss for each period. For the three month period ended September 30, 1998, the company's diluted weighted average shares outstanding include the assumed conversion of stock options resulting in an increase of 292,994 shares outstanding.

         Effective January 1, 1998, we adopted the SFAS No. 130, "Reporting Comprehensive Income". The statement requires companies to report comprehensive income and its components in their financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity in a period.

             Consolidated Statements of Comprehensive Income (LOSS)
                            (unaudited, in thousands)

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30
                                                                 ----------------------        ----------------------
                                                                   1998           1997           1998           1997
                                                                 -------        -------        -------        -------
Net income (loss)                                                $   282        $(6,984)       $(1,636)       $(7,268)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                           (8)             6            (21)            16
   Unrealized gain (loss) in available-for-sale securities          (117)           254           (445)        (2,472)
                                                                 -------        -------        -------        -------
Other comprehensive income (loss)                                   (125)           260           (466)        (2,456)
                                                                 -------        -------        -------        -------
Comprehensive income (loss)                                      $   157        $(6,724)       $(2,102)       $(9,724)
                                                                 =======        =======        =======        =======

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

5. Sale of Assets of Intelligent Enclosures Corporation ("IE") - Effective April 1, 1998, we sold substantially all of the assets and the business of our IE subsidiary to Daw Technologies, Inc. ("Daw"), a publicly traded company, in exchange for common stock of Daw. The number of shares of common stock of Daw that we will receive for the assets will be determined at a second closing two years from the date of the sale (or earlier based on certain events). The sales price was fixed; therefore, the trading price of Daw shares determines the number of Daw shares that we will receive.

6. Sale of Interest in Paragon Interface, Inc. ("Paragon") - Effective April 17, 1998, we sold our minority interest in Paragon, a data mapping and translation software company, for $839,000 cash. At the closing of the sale, Paragon also repaid a $150,000 loan from us.

7. Sale of Partial Interest in PaySys International, Inc. ("PaySys") - Effective July 1, 1998, we sold 437,063 shares of common stock of PaySys to a large venture capital firm for $5.72 per share, aggregating $2,500,000 cash. In the quarter ended September 30, 1998, we recorded a gain of $2,500,000 on the sale. We continue to own 3,606,382 shares of common stock of PaySys.

8. HumanSoft Subsidiary Discontinues of Certain Operations - During the third quarter of 1998, our HumanSoft subsidiary discontinued activities related to certain major product lines because revenues related to sales and support of the product lines were below the cost of developing and maintaining increasingly complex software applications. As a result of this decision, in the quarter ended September 30, 1998, we recorded a one-time charge of $955,000 to wind down related operations. Subsequent to the quarter end, three creditors of HumanSoft filed to put HumanSoft into an involuntary Chapter 7 bankruptcy. HumanSoft is presently preparing its response, which may include a voluntary Chapter 11 reorganization of the HumanSoft subsidiary.

1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Direct comparisons between periods are impacted by recent sales and acquisitions. We include the results of two software companies acquired July 1, 1997 and January 1, 1998 in our consolidated financials for the three and nine-month periods in 1998 but include only the results of the first acquisition for the third quarter in 1997. We do not include the results of IE following its sale on April 1, 1998 but we do include the IE results for all prior periods.

Sales - The company generates revenue from operations in two industry segments: technology-related products and services, and health care services. For the three-month period ended September 30, 1998, net sales were $4,409,000, a decline of 16 percent compared to the third quarter last year. For the nine month period ended September 30, 1998, revenue was down by seven percent compared to last year. The revenue decline in the third quarter is due to the sale of IE, lower revenue from health care services and a decrease in software sales at the HumanSoft operation. For the nine-month period, the revenue decline is tied to the sale of IE and lower health care revenue. Our health care services subsidiary, PsyCare America, had fewer hospital-based programs in operation in the first nine months of this year as compared to last year. Price pressure and expense reductions in the managed care environment reduced further the revenue contribution from each program. The InterQuad subsidiary reported relatively flat year-to-year revenue comparisons in a very competitive market while the ChemFree subsidiary recorded substantial period-to-period increases in the volume of products and services sold.

Cost of sales - Cost of sales as a percentage of revenue was significantly higher in the third quarter this year compared to the same period last year and relatively flat in the nine month periods in 1998 and 1997. Part of the increase in the third quarter this year is due to the HumanSoft subsidiary. Their revenue in the third quarter dropped dramatically compared to earlier periods in 1998 while employee costs, which make up the bulk of cost of sales, remained steady for most of the quarter. By the end of the third quarter, HumanSoft had reduced employee headcount significantly, reflecting the decision to discontinue certain operations. In addition, cost of sales at the PsyCare subsidiary represented a higher percentage of revenue in the third quarter this year compared to last year because of lower average reimbursement rates for hospital programs. By contrast, ChemFree's cost of sales was lower in the three and nine-month periods in 1998 than in 1997 mainly due to receipt of a non-recurring payment on a military contract and lower levels of product returns.

Operating Expenses - In the health care services sector, marketing and general and administrative expenses declined in absolute dollars and as percent of revenue in the three and nine months ended September 30, 1998 compared to the same periods last year. PsyCare reduced personnel and marketing expenses as the number of program locations declined. In the technology sector, marketing and general and administrative expenses increased both absolutely and as a percent of revenue in both the three and nine month periods in 1998 compared to last year to support a corresponding increase in technology revenue in the first half of the year. We include the expenses of two acquired companies, QS, Inc. and JK, Inc., in 1998 but not in 1997. The consolidation of the operations of JK, Inc. with those of the HumanSoft subsidiary was slower and more costly than expected. At the same time, buying decisions and revenue recognition on some anticipated customer contracts were delayed. Following the decision to discontinue certain HumanSoft operations, we recorded a one-time charge in general and administrative expense of $955,000 in the third quarter of 1998. In addition to the $955,000 charge, the nine-month general and administrative figures for 1998 include a restructuring charge of $191,000 in the first quarter related to certain personnel and facility reductions. Year-to-date research and development expense for 1998 includes a first quarter non-recurring charge of $944,000 to allocate a portion of the JK, Inc. purchase price to in-process research and development. Research and development expense in the third quarter and year-to-date last year includes a one-time expense of $952,000 to allocate a portion of the QS, Inc. purchase price to in-process research and development.

Interest Income (Expense) - We had net interest expense of $49,000 and $198,000, respectively, for the three and nine month periods in 1998 compared to net interest income of $53,000 and $396,000, respectively, in the same periods last year. This year, we had interest expense on notes payable principally to sellers of QS and JK. Interest income on notes receivable was lower than in the comparable periods last year because we had a lower level of notes outstanding due to note repayments in the past twelve months.

Investment Income - In the third quarter of 1998, we realized a gain of $2.5 million on the sale 437,063 shares of common stock of PaySys (refer to note 7) and recognized $105,000 equity in income, net, of investee companies accounted for by the equity method. By comparison, in the third quarter last year, we incurred one-time charges totaling $3.0 million related to a minority-owned investment and $1,294,000 equity in losses of investee companies accounted for by the equity method (almost all of which relates to a one-time compensation expense charge at PaySys). Investment income year-to-date in 1998 includes the $2.5 million gain described above, a gain of $1.2 million on the sale of the IE business (refer to note 5), a gain of $457,000 on the sale of our interest in Paragon (refer to note 6), a gain of $947,000 on the sale of 104,000 shares of common stock of IQ Software, Inc., and approximately $236,000 equity in losses, net, of investee companies accounted for by the equity method. By comparison, in the nine month period last year, investment income includes the $3.0 million charge discussed above, a first quarter gain of $1.9 million on the sale of 50,537 shares of common stock of PaySys, a second quarter gain of $217,000 on the sale of 104,484 shares of common stock of OrCAD, Inc. (a former subsidiary of the company) and $2,969,000 equity in net losses of investee companies accounted for by the equity method.

Other Expense - Other expense is composed of a number of relatively small items of income and expense at various subsidiaries. The major reason for the period-to-period increases in 1998 compared to 1997 is an expense of approximately $330,000 to write off certain fixed assets of discontinued HumanSoft operations.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Common Shares - The basic weighted average number of shares outstanding increased in the three and nine month periods in 1998 compared to the same periods last year because company officers exercised options to acquire 25,000 shares of common stock.

FINANCIAL CONDITION

In the first nine months of 1998, we derived most of our cash from the sale of 104,000 shares of common stock of IQ Software for $1.1 million, the sale of our interest in Paragon Software and payment of a Paragon note for a total of $989,000, a net return of $589,000 on another investment, and the sale of shares of PaySys common stock for $2.5 million. We used approximately $4.4 million cash during the first nine months of 1998 to fund operating losses at certain domestic and international subsidiaries (the majority of which relates to the HumanSoft operation), $200,000 for the initial payment related to the acquisition of JK, Inc., and $500,000 for a principal payment on a note related to the acquisition of QS.

Accounts receivable are lower at September 30, 1998 than at December 31, 1997 mainly because of improved collection activity and lower revenue levels at certain subsidiaries. Since December 31, 1997, long-term investments and unrealized gain in available-for-sale securities have declined principally due to sales of stock of IQ Software and Paragon. Goodwill is lower at September 30, 1998 than at December 31, 1997 mainly because we wrote off $558,000 in goodwill related to the discontinued HumanSoft operation. The increase of $1.3 million in other assets reflects the value realized on the sale of the IE business, payable at a future date in common stock of the acquirer (refer to note 5).

While our cash position will limit new investments in the near future, we presently believe we have adequate cash and access to capital through bank borrowings or sales of assets to support current operations and plans.

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

                                   INTELLIGENT SYSTEMS CORPORATION
                                   Registrant

Date: November 13, 1998            By:  /s/  J. LELAND STRANGE
                                      ------------------------------------------
                                            J. Leland Strange
                                            Chairman of the Board, President

Date: November 13, 1998            By:  /s/  HENRY H. BIRDSONG
                                      ------------------------------------------
                                            Henry H. Birdsong
                                            Chief Financial Officer