Form 10-K405
period 1998-12-31
INTELLIGENT SYSTEMS CORP
filed 1999-04-22
CIK 320340

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          Commission file number 1-9330

                         INTELLIGENT SYSTEMS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         GEORGIA                                                                                          58-1964787
----------------------------------------------------------------------------------------------------------------------------------
   (State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

         4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                                        30093
----------------------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                                                      (Zip Code)

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1999, 5,104,467 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $8,763,000 (computed using the closing price of the Common Stock on March 31, 1999 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 1999 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                                 PAGE
PART I
     Item   1.    Business........................................................................................3
            2.    Properties......................................................................................8
            3.    Legal proceedings...............................................................................8
            4.    Submission of matters to a vote of security holders.............................................8

PART II

            5.    Market for the registrant's common equity and related stockholder matters.......................8
            6.    Selected financial data.........................................................................9
            7.    Management's discussion and analysis of financial condition and results of operations...........9
            7A.   Quantitative and qualitative disclosures about market risk.....................................13
            8.    Financial statements and supplementary data....................................................13
            9.    Changes in and disagreements with accountants on accounting and financial disclosure...........13

PART III

           10.    Directors and executive officers of the registrant.............................................13
           11.    Executive compensation.........................................................................13
           12.    Security ownership of certain beneficial owners and management.................................14
           13.    Certain relationships and related transactions.................................................14

PART IV

           14.    Exhibits, financial statement schedules and reports on Form 8-K................................14
     Signatures   ...............................................................................................16


                                     PART I


FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Annual Report may contain forward-looking statements relating to Intelligent Systems Corporation
         (ISC). Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements and general economic conditions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

ITEM 1.    BUSINESS

HISTORICAL OVERVIEW. Intelligent Systems Corporation, a Georgia corporation, has operated either in corporate or partnership form since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms "company", "we", "ours" and similar words to refer to Intelligent Systems Corporation. We operated as a master limited partnership from 1986 to 1991, when we merged into the present corporation. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our website address is www.intelsys.com.

Our companies operate in two industry segments (which are defined by the product or service provided rather than the market served): technology related products and services, and health care services. For the past three years, our majority-owned and controlled operating subsidiaries in the technology sector have included InterQuad Services (training/education for software products), ChemFree Corporation (bio-remediating parts washers for automotive and industrial applications), Intelligent Enclosures (mini-environment systems for ultraclean manufacturing) and HumanSoft LLC (health and human services software for public health agencies). In the health care services segment, our operations involve the PsyCare America subsidiary (psychiatric treatment programs for the Christian community). Our operating subsidiaries are relatively small in size and subject to greater fluctuation in revenue and profitability than larger, more established businesses would be.

RECENT DEVELOPMENTS. In 1998, several changes occurred that affect our ongoing consolidated operations. In April 1998, we sold the assets and business operations of our Intelligent Enclosures subsidiary to Daw Technologies. Later in the year, our HumanSoft subsidiary discontinued operations related to two of its three main product lines and subsequently filed a petition for relief under Chapter 11 of the federal bankruptcy laws. While HumanSoft is reorganizing under Chapter 11, its QS Technologies' subsidiary continues to operate independently, providing its customers with the same products and services as it did prior to the HumanSoft actions. Please refer to Note 17 to the Consolidated Financial Statements for a more detailed description of HumanSoft's present status. Finally, in early 1999, we sold our interest in our InterQuad Services subsidiary in a transaction described in more detail in Note 18 to the Consolidated Financial Statements. As a result of these transactions our ongoing consolidated operations will consist primarily of ChemFree Corporation, the QS Technologies operation of HumanSoft, and PsyCare America. Therefore, in reviewing the following business description, readers should remember that some of the businesses in which we were historically involved are no longer part of our current consolidated companies. We will also discuss some of our more significant and other minority-owned companies in the section titled "Affiliated Partner Companies" beginning on page 7 of this report.

Our main focus is to create and manage growing companies through flexible partnership arrangements. We actively explore opportunities, principally in the technology area, to develop partnerships with promising domestic companies or to start new businesses. Depending upon the needs of the partner company, we may be the sole, majority or minority owner of the business and will undertake a variety of roles which often include day-to-day management of operations, board of director


                        INTELLIGENT SYSTEMS CORPORATION
participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. We do not consolidate the results of operations of companies in which we own less than a majority interest or in which we are not considered the controlling shareholder. We account for investments in which we own 20 to 50 percent by the equity method. In general, under the equity method, we include our pro rata share of the income or loss generated by each of these businesses as investment income (loss) on a quarterly basis. These equity losses and income decrease or increase, respectively, our cost basis of the investment. However, if there is no commitment for ISC to provide additional funding to the company, to the extent losses exceed our cost, we do not record a value below zero. Thus, because of this accounting treatment, some of our investments such as PaySys are shown as zero on our balance sheet but their real value is substantially higher, we believe. We may be actively engaged in managing strategic and operational issues with these companies and devote significant resources to the development of the business. From time to time, we may increase or decrease our ownership in the company, the business may become a stand-alone public company or it may be sold to another entity.

We operate the Shared Resource Technology Center, a small business incubator, at our corporate facility. The Center permits us to reduce overhead expense by subleasing excess capacity to small businesses that benefit from flexible, shared resources. At the same time, we have the opportunity for day-to-day contact with emerging companies that may become partnership companies, either as majority-owned subsidiaries or minority-owned affiliates. Additionally, the incubator increases the number of business and investment opportunities that we are presented with. Recently, we launched an internet incubator program at our facility to support our plan to become more active in companies tied to internet-related applications, tools or services.

We regularly discuss with interested parties possible investments, acquisitions, sales, or business combinations involving our operations, related businesses or new business opportunities. However, these discussions may not result in any completed transactions.

For ease of comprehension, the business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our ongoing operating subsidiaries, organized by industry sector and by company. For further information concerning our historical domestic and foreign operations, see Notes 13 and 15 in the accompanying Notes to the Consolidated Financial Statements.

INDUSTRY SEGMENT: TECHNOLOGY RELATED PRODUCTS AND SERVICES

CHEMFREE CORPORATION - ChemFree Corporation (ChemFree) designs, manufactures and markets a line of parts washers under the SmartWasher(tm) trademark that use an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. SmartWashers consist of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous based degreasing solutions. Unlike traditional solvent based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the parts washer sale.

ChemFree's markets include the automotive, transportation, industrial and military markets. The automotive market includes companies with fleets of vehicles to maintain; automobile manufacturers with extensive service networks such as Chrysler, GM and BMW; and individual and chains of auto repair shops and auto parts suppliers. Numerous public transport systems use the SmartWasher in maintenance facilities. The industrial market includes customers with machinery that requires routine maintenance, such as in the textile industry. Military applications include vehicle service depots in all branches of the military. ChemFree sells internationally in Europe, the Pacific Rim, Canada and Mexico.

ChemFree sells its products direct to high volume customers as well as through several distribution channels: distributors to the automotive aftermarket (e.g.
NAPA); environment/pollution control equipment distributors; automobile manufacturers dealer equipment and service organizations (e.g. GM, Chrysler and BMW); and industrial product distributors. Distributors serving specific countries address international markets. ChemFree also sells in competitive bid situations, such as military procurements, and under a GSA schedule to government agencies. Marketing activities include trade show participation,


                        INTELLIGENT SYSTEMS CORPORATION
public and press relations, advertisements in trade publications, and evaluation programs. The ChemFree business is not seasonal and would not be impacted significantly by the loss of one customer.

ChemFree competes with larger, established companies using solvent-based systems that require special handling and hauling of regulated material, other small companies using non-hazardous systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, improved health and safety features, elimination of regulatory compliance, and price. Warranty service, typically covering a one-year period, is provided by ChemFree personnel or through its distributors and dealers.

In 1998, ChemFree expanded its product line to include brake washers, more SmartWasher models with different sizes and features, and new formulations of degreasing fluid for specific applications. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various vendors and performs final assembly and testing at its own facility. There are multiple sources available for subassemblies.

HUMANSOFT LLC - Historically, the HumanSoft subsidiary has specialized in the design, manufacture and sale of software programs which permit public health agencies to capture, analyze and manage client information. Within the past 18 months, HumanSoft acquired two former competitors, QS, Inc. and JK, Inc., with the goal of achieving the dominant position in a fragmented market. A key part of the strategy was to migrate the software offerings of the various companies to one platform that could be sold and supported on a profitable basis. Unfortunately, despite a substantial commitment of time and expense, a variety of circumstances prevented this software migration without a very significant development investment, which could not be justified on an economic basis. As a result, HumanSoft determined that it did not have the financial resources to continue to support two of its three product lines and was forced to take the actions that ultimately resulted in filing a petition for relief under Chapter 11 of the bankruptcy code. Refer to Note 17 to the Consolidated Financial Statements.

Despite the uncertainty surrounding the outcome of HumanSoft's plan to reorganize under Chapter 11, the QS Technologies subsidiary of HumanSoft continues to operate from its Greenville, South Carolina based location, providing software products, maintenance and support services principally to its installed customer base. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. The market is fragmented and not particularly large. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. Typically, QS Technologies provides its customers with service and support under annual contracts. It is engaged in limited new product development and sales activities to expand its customer base and generate future revenue.

INTERQUAD SERVICES - Historically, our UK based subsidiary, InterQuad Services, provided technical training and skills development programs for popular microcomputer software and network products. Some of the most popular offerings were courses for networking products from Novell Inc. and Microsoft Corporation.

InterQuad Services competed with a number of similar-sized training/education companies on the basis of quality of training staff, comprehensive and up-to-date course offerings, price and accessibility of training facilities. The market was extremely price competitive and had been undergoing a consolidation in the past few years. These market characteristics and high fixed costs for training staff and facilities contributed to InterQuad Services inability to sustain profitable operations and to its declining financial condition. Therefore, in early 1999, we sold our majority interest in InterQuad Services in exchange for a minority (19%) ownership in ISC Group. ISC Groups' principal asset is a 49% interest in a business named InterQuad Group that provides technical training, consulting, hardware and software products to business customers. At the time of the sale, InterQuad Group received an infusion of capital from a new investor group. Following the sale of InterQuad Services, we will record our minority ownership by the cost method. Refer to Note 18 to the Consolidated Financial Statements for more details.

INTELLIGENT ENCLOSURES - As noted earlier, we sold the assets and business operations of our Intelligent Enclosures subsidiary in April 1998 and have not included the results of its operations since the sale date. Historically, Intelligent Enclosures (iE) designed, manufactured and marketed mini-environments used in ultra-clean manufacturing applications such as


                        INTELLIGENT SYSTEMS CORPORATION
semiconductor fabrication. iE competed against traditional clean-room companies and other enclosure manufacturers that provided a variety of custom and standard products. However, the increasing preference of customers to buy enclosures as part of a full system implementation coupled with the generally unfavorable outlook for the semiconductor facility market made the sale of iE to a larger industry participant attractive.

INDUSTRY SEGMENT: HEALTH CARE SERVICES

PsyCare provides specialty treatment programs for individuals with psychiatric and psychological disorders, including depression and substance abuse. The programs are conducted under PsyCare's Rapha(R) trademark and are directed toward individuals who prefer a treatment approach that integrates their physical and psychological needs with their Christian beliefs. PsyCare's programs are principally in-patient hospital programs. PsyCare presently has 7 program sites in 7 states. The number of programs has declined significantly in the past two years for reasons noted below.

Hospitals in mid to large size metropolitan areas contract with PsyCare to conduct a Rapha treatment program in the hospital. PsyCare provides medical and program directors as well as therapists and maintains control over all aspects of the treatment, while the hospital provides the physical facility, administrative services, billing and nursing staff. The market for PsyCare's treatment programs includes adults and adolescents suffering from illnesses such as depression, addiction and behavioral disorders. The program's integrated approach appeals particularly to individuals affiliated with churches and other organizations with a Christian basis.

In the health care services business, the number of patients tends to decline during the summer months and prior to holidays. In addition, there are a number of fundamental changes taking place in the industry. In the past few years, the average length of stay for in-hospital treatment has declined dramatically. At the same time, managed care payors are reimbursing treatment providers and hospitals at much lower rates. Furthermore, managed care is also placing increased emphasis on drug-based treatment programs, with little or no hospital stay, rather than hospital-based behavioral modification programs such as those offered by PsyCare. The impact of these trends means that PsyCare must treat many more patients for shorter periods of stay while keeping strict control over expenses. The total number of inpatient programs declined in 1998 and 1997 compared to 1996 because of intense pressure by service providers to restrict hospital stay for mental health treatment, which made the Rapha programs less attractive to hospitals. Given these trends, PsyCare has reduced overhead and other costs and explored alternative business models. Although it was successful in maintaining profitability in 1998, it is uncertain whether its strategy will be effective long-term. In 1996, we derived approximately 37 percent of consolidated revenue from programs associated with one chain of psychiatric hospitals. This percentage declined to 13.5 percent in 1997 and 10.6 percent in 1998 as the number of programs declined. In some cases, replacement programs were opened at alternative hospitals.

PsyCare's competitors include individual and group practices, private hospital-affiliated treatment programs, and other independent treatment programs with a religious component. With the advent of managed care and the restrictions on in-hospital treatment, PsyCare also competes with outpatient programs and drug-based therapies. PsyCare contracts with hospital facilities to provide the Rapha program in their hospital. This strategy reduces PsyCare's fixed costs but makes it dependent upon decisions made by the hospital over which PsyCare has little control. Among PsyCare's strengths are the consistent content and quality of its programs and the strong network of Christian organizations that support the program's focus. However, unless there are significant positive changes in the healthcare environment, or a new business model proves feasible, PsyCare is unlikely to see its business prospects improve beyond current breakeven status.

PATENTS, TRADEMARKS AND TRADE SECRETS

The ChemFree subsidiary has several patents (both issued and pending) covering certain aspects of its products and processes. It may be possible for competitors to duplicate certain aspects of these products and processes even though we regard such aspects as proprietary. We have registered with the US Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trademark and copyright protection program is important in developing and maintaining brand recognition and protecting its intellectual property. Our companies presently market their products under trademarks and service marks such as Rapha, SmartWasher, OzzyJuice and others.


                        INTELLIGENT SYSTEMS CORPORATION

PERSONNEL

As of February 28, 1999, we had 75 full-time equivalent employees. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

AFFILIATED PARTNER COMPANIES

An important part of our business is to evaluate products and companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired or invested in such products, product rights or companies and expect to continue to do so as a regular part of our strategy. We hold investment positions in various growth stage companies, most of which are in technology-related fields and privately held. Because of the accounting treatment of non-consolidated companies, our balance sheet carrying cost of investments may not reflect their underlying value. For instance, we do not mark up the value of privately-owned businesses even when they raise money at higher valuations. Also, under equity method accounting, the carrying value of an investment in which we own 20 to 50 percent of the company may be reduced to zero because we record our pro rata share of the losses of the developing business against our cost basis. Consequently, the underlying value of the business and our investment in it may be substantially higher than our carrying value. Some examples of our involvement as of December 31, 1998 are as follows:

- A significant equity position in PaySys International, Inc. (PaySys), a leading software company involved in payment processing software systems. We own a 42 percent common stock interest in PaySys (which is approximately 30 percent on a fully-diluted basis). Revenue at PaySys grew 40 percent last year, reaching $46 million in 1998. PaySys has spent significant amounts on new product development during the same time period to maintain its technological leadership. During the past two years, PaySys has raised equity capital from several large venture capital firms at valuations higher than our original investment basis. On both occasions, we sold a small portion of our holdings as part of the investment transactions, recognizing significant gains. Our investment in PaySys is recorded at zero on our balance sheet. Refer to
         Note 3 to the Consolidated Financial Statements.


- A 34 percent equity position in Visibility, Inc., a privately held company involved in engineer-to-order software for large customers selling and managing complex products. Visibility's revenue has grown in each of the past three years, reaching $30.2 million in 1998. The company added a new product line in 1998 allowing it to address a sizable new market.

- An approximately 30 percent equity position in Risk Laboratories, a privately held company involved in risk management software for corporate risk departments. In its first full year of product sales, Risk secured license and service contracts with a number of large corporate clients and is in the process of rounding out its management team to address the market opportunity aggressively. Our investment in Risk is recorded at zero on our balance sheet.

- A minority equity position in BT Squared Technologies, a privately held company involved in sales and order configuration software. BT Squared just completed a successful year of product sales and raised a new round of venture capital.

- A minority equity position in InfoWave Technologies, a privately held company involved in web-based resource and revenue management solutions for the professional services market. InfoWave has just raised a round of venture capital.

- A small investment in Media Metrix, a leader in providing statistically valid tools and methodology to measure Internet use and user demographics, an important component underlying the growth in Internet advertising and electronic business. Media Metrix recently filed a registration statement for an initial public offering.

- We recently completed the sale of the last of our holdings in Information Advantage, Inc., (formerly IQ Software Corporation), a software company in which we had been involved since prior to its initial public offering in 1992.


                        INTELLIGENT SYSTEMS CORPORATION

- We held a 23.5 percent equity position in Paragon Interface, a privately held company involved in data mapping and translation software, until we sold our interest in April 1998, doubling our investment in less than two years.


ITEM 2.    PROPERTIES

At February 28, 1999, to house our manufacturing, sales, service and administration operations, we have leases covering approximately 144,000 square feet in two facilities in Atlanta, GA and 6,100 square feet in Greenville, SC. We believe our leased facilities are adequate for our existing and foreseeable business operations. A portion of the Atlanta corporate facility is subleased to businesses in the small business incubator.


ITEM 3.    LEGAL PROCEEDINGS

As noted earlier, our HumanSoft subsidiary has filed for relief under Chapter 11 of the federal bankruptcy code. While we believe we have taken adequate reserves for this situation, there can be no assurance that unanticipated claims or expenses related to this proceeding will not arise.

We are party to a small number of other legal matters arising in the ordinary course of business. It is management's opinion that none of these matters will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 1998.


                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Our common stock is listed and traded on the American Stock Exchange ("AMEX") under the symbol "INS". The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.


YEAR ENDED DECEMBER 31,                                      1998                                  1997
                                                      HIGH         LOW                      HIGH          LOW
----------------------------------------------------- ------------ ------------ ----------- ------------- ----------
         1ST QUARTER                                  5 1/8        3 3/8                    4             3
         2ND QUARTER                                  4 5/8        2 7/8                    6 1/2         2 7/8
         3RD QUARTER                                  3 3/4        2 3/16                   6 1/4         4 1/2
         4TH QUARTER                                  3            1 3/8                    7 15/16       4


We had 512 shareholders of record as of February 26, 1999. We did not declare or pay any cash dividends in the two-year period ended December 31, 1998 nor do we intend to pay dividends in the foreseeable future.


                        INTELLIGENT SYSTEMS CORPORATION

ITEM 6.    SELECTED FINANCIAL DATA


 (in thousands except share amounts)

TWELVE MONTHS ENDED DECEMBER 31,                   1998             1997             1996            1995             1994 F
------------------------------------------    -------------     --------------    ------------    -------------   -------------
         Net Sales .....................      $    18,253       $    21,160       $   23,678      $   28,240      $    21,364
         Net Income (Loss):
           Continuing Operations .......           (1,548)(a)        (7,176)(b)        4,239(c)          147(d)        (6,226)(e)
           Discontinued Operations .....               --                --               --              --           (1,505)
                                              -----------       -----------       ----------      ----------      -----------
             Net Income (Loss) .........           (1,548)           (7,176)           4,239             147           (7,731)
         Net Income (Loss) Per Share:
           Continuing Operations .......             (.30)            (1.41)            0.80            0.03            (1.05)
           Discontinued Operations .....               --                --               --              --            (0.25)
                                              -----------       -----------       ----------      ----------      -----------
             Net Income (Loss) Per Share             (.30)            (1.41)            0.80            0.03            (1.30)
         Total Assets ..................           17,099            19,091           24,927          23,330           22,755
         Working Capital ...............           (1,827)           (1,068)           8,554           4,092            6,089
         Long-term Debt ................              900             1,000               --              50               --
         Stockholders' Equity ..........            9,641            11,396           21,630          18,725           19,192
         Shares Outstanding at Year End         5,104,467         5,104,467        5,126,767       5,312,867        5,575,767


a. Includes $944,000 charge for purchased in-process R&D, $955,000 charge to discontinue product lines, $5.2 million gain on investments and $593,000 income in equity of investments.
b. Includes $953,000 charge for purchased in-process R&D, $2.6 million gain on investments, $3.0 million write-off of note receivable and $2.3 million loss in equity of investments.
c. Includes net gains of $6.9 million on investments and non-recurring charges of $1.25 million.
d. Includes $818,000 gain on investment and $1.3 million gain on sale of ISJ.
e. Includes $2.2 million write-off of intangibles, $.6 million expense allocated to purchase price of 1994 acquisitions and $1.5 million gain on sale of note.
f. Data for 1994 reflects the reclassification of our European Distribution Business as a discontinued operation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions constitute forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements.

Effective July 1, 1997, we acquired QS, Inc. and on January 1, 1998, we acquired JK, Inc. In both cases, we have included their results of operations in our consolidated results since the acquisition date. Effective April 1, 1998, we sold our Intelligent Enclosures' business and have not included its results since the sale date. In August 1998, our HumanSoft subsidiary discontinued certain product lines and, in November, filed a petition for relief under Chapter 11 of the federal bankruptcy code. A significant amount of the variance in operating results in the past two years can be attributed to these transactions and events.

Note 18 to the Consolidated Financial Statements explains that on February 1, 1999, we completed the sale of our InterQuad Services company. Consequently, in future periods, our principal consolidated businesses will be ChemFree Corporation,


                        INTELLIGENT SYSTEMS CORPORATION
the QS Technologies subsidiary of HumanSoft, and PsyCare America, along with the corporate holding company. As a result, our performance in past periods is not likely to be indicative of operating results to be expected in future periods.

RESULTS OF OPERATIONS

Net sales are derived from two major areas: technology-related products and services and health care services. Historically, our principal consolidated subsidiaries in the technology segment were InterQuad Services (software training programs), ChemFree Corporation (bio-remediating parts washers), Intelligent Enclosures (mini-environment systems) and HumanSoft LLC, which includes the QS Technologies and JK operations (health and human services software). Our consolidated subsidiary in the health care segment is PsyCare America (specialty psychiatric treatment programs).

The net loss in 1998 was lower than in 1997 principally because we recorded investment income of $5.8 million, which offset to a large extent the operating losses of our consolidated businesses.

SALES - Net sales in 1998 were $18,253,000, a decline of 14 percent compared to 1997. The decrease is related to the sale of the Intelligent Enclosures business in early 1998 and the continued decline in revenue derived from the PsyCare operations, offset in part by an increased volume of products and services at ChemFree and InterQuad. In the last quarter of 1998, HumanSoft's contribution to our revenue was substantially lower than in prior periods as a result of discontinuing two product lines and the Chapter 11 bankruptcy filing. Only the QS Technologies subsidiary of HumanSoft continues to generate license and maintenance revenue from software products.

Net sales in 1997 were $21,160,000 compared to $23,678,000 in 1996. Although each of the technology sector companies experienced revenue increases ranging from 11 percent to almost 100 percent, the 11 percent decline overall is attributed to a decrease of more than 45 percent in revenue derived from the PsyCare operations. PsyCare had fewer inpatient programs in 1997 than in 1996 and the contract reimbursement rates were lower in 1997 than in 1996. In the technology sector, the companies sold a greater volume of products and services in 1997 than in 1996. We also benefited from the acquisition of QS on July 1, 1997.

Health care services represent 23 percent, 29 percent and 55 percent of revenue in 1998, 1997 and 1996, respectively. The sharp decline in the contribution of the health care services is due to fewer inpatient programs and lower reimbursement rates at the PsyCare subsidiary. Revenue derived from international sales was 39 percent in 1998, compared to 33 percent in 1997 and 25 percent in 1996. The increase in each of the past two years was due to higher sales volume at the InterQuad subsidiary coupled with a decrease in PsyCare's revenues, which are all domestic.

COST OF SALES - Cost of sales in 1998 was 68 percent of revenue compared to 62 percent in 1997. Although ChemFree, InterQuad and PsyCare reduced their respective cost of sales as a percentage of revenue in 1998 as compared to 1997, HumanSoft's cost of sales increased dramatically. For much of 1998, HumanSoft's expenses increased significantly for technical personnel to develop, install and support software for which the company was unable to record sufficient new revenue.

Cost of sales in 1997 was 62 percent of revenue compared to 54 percent of revenue in 1996. Cost of sales differs for each of our subsidiaries, ranging in 1997 from 50 to 72 percent of revenue. The overall increase in cost of sales as a percentage of revenue relates mainly to higher cost of services at the InterQuad subsidiary due to increased use of high paid contractors to conduct training classes for part of the year as a result of a shortage of qualified employees. In addition, PsyCare experienced lower average rates on contract reimbursement for inpatient programs.

OPERATING EXPENSES - In 1998, marketing expenses declined in absolute terms but increased as a percentage of revenue compared to 1997. This change represents the net effect of increased expenditures in the technology sector to support more customers and higher revenue levels offset by a decline in marketing spending at PsyCare due to a decline in in-patient hospital programs. Furthermore, in contrast to the prior period, in 1998 we include the operating expenses related to two acquired companies, JK and QS, for the full year. General and administrative expenses were $7.3 million in 1998 compared to $7.6 million in the prior year. PsyCare reduced expenses significantly through lower staffing levels and expense control,


                        INTELLIGENT SYSTEMS CORPORATION
as did our corporate group. At the same time, however, general and administrative expenses at HumanSoft increased significantly. The increase includes a third-quarter charge of $955,000 to discontinue two product lines, a $191,000 restructuring charge in the first quarter following the JK acquisition, and increased amortization expense related to the acquisitions. The $955,000 charge includes a goodwill write-off of $558,000. Research and development expense for 1998 includes a one-time expense of $944,000 to allocate a portion of the JK purchase price to in-process research and development as well as increased new product development spending in the first 8 months of this year. By comparison, in 1997, R&D expense includes a one-time charge of $953,000 to allocate a portion of the QS purchase price to in-process research and development.

In 1997, marketing and general and administrative expenses declined by approximately 17 percent and 4 percent, respectively, compared to 1996 on an 11 percent decline in revenue. PsyCare reduced its marketing expenses significantly in line with lower revenue levels, while activities to generate and support higher sales volume increased expenses at certain technology subsidiaries. General and administrative expenses declined in absolute values year-to-year but increased slightly as a percentage of revenue in 1997 compared to 1996. The acquisition of QS increased overhead expenses in the second half of the year. Research and development expense was $$1.5 million in 1997 compared to $286,000 in 1996. The difference is due principally to a non-recurring charge of $953,000 booked in the third quarter of 1997 related to the allocation of a portion of the QS purchase price to in-process research and development. New product development at the HumanSoft operation contributed to the remaining increase.

INTEREST INCOME - In 1998, we recorded net interest expense of $289,000 compared to net interest income of $350,000 in the prior year. In 1998, we had interest expense on notes payable principally to the sellers of QS and JK as well as interest on a higher level of bank debt in 1998 than in 1997. We also earned less interest on interest-bearing notes receivable because some of the notes were repaid early in 1998. Net interest income in 1997 of $350,000 was 30 percent lower than in 1996. Higher interest expense in 1997 as well as a reduction in interest-bearing notes receivable contributed to the lower income level.

INVESTMENT INCOME - In 1998, we recorded a net gain of $5.8 million on investments compared to a net loss of $2.6 million in 1997. The main components of 1998 investment income include a gain of $1.0 million on the sale of IQ Software common stock, a gain of $2.5 million on the sale of PaySys stock, a gain of $457,000 on the sale of Paragon Interface stock, a gain of $1.2 million on the sale of the IE business, and $593,000 in net gains in the equity of investments accounted for by the equity method. Refer to Note 3 for details on the transactions mentioned in this section.

In 1997, we recorded a net loss of $2.6 million on investments compared to net investment income of $5.8 million in 1996. In 1997, the principal components of this category include a gain of $1.9 million on the sale of PaySys stock (see
Note 3), a gain of $469,000 on the sale of an investment in Astra Communications, a gain of $217,000 on the sale of OrCAD stock (see Note 3), a $3.0 million write-off of a note receivable from DayStar Digital, Inc. and $2.3 million in net losses in the equity of investments accounted for by the equity method.

In 1996, we recorded gains of $6.6 million on aggregate sales of 315,000 shares of common stock of IQ Software Corporation. We also recorded a gain, net of taxes, of $337,000 on the sale of 104,484 shares of OrCAD, Inc. common stock in OrCAD's initial public offering (see Note 3). In the fourth quarter of 1996, we incurred a charge of $1.0 million to reduce the carrying value of its minority equity investment in DayStar.

OTHER INCOME - Other income/expense in each of the last three years consists mainly of various minor, non-recurring sources of income and expense.

TAXES - We recognized a tax benefit in 1998 due to a net operating loss carryback at the JK, Inc. subsidiary. Taxes payable in 1997 relate to the operations of the QS, Inc. subsidiary acquired in 1997.

COMMON SHARES - We repurchased common shares in 1996 and 1997 under a stock repurchase program. The repurchases resulted in 5,104,467 shares outstanding at December 31, 1998 and 1997 and 5,126,767 shares outstanding at December 31, 1996.


                        INTELLIGENT SYSTEMS CORPORATION

YEAR 2000 READINESS - We are in the process of analyzing potential problems arising from the inability of certain computer programs to correctly interpret dates designated as "00" as the year 2000 rather than the year 1900. We have reviewed our internal computer-based systems, have inquired of our key vendors and suppliers as to their Year 2000 readiness and anticipated problems, if any, and have received favorable responses. We intend to upgrade any non-compliant internal systems by September 1999 using our employees and readily available software. Our QS Technologies subsidiary licenses software to its customers and has either migrated its customers to software versions that we believe are Year 2000 compliant or has previously informed customers that certain older software versions would no longer be supported. We anticipate the cost to address internal compliance updates to be less than $100,000.

Presently, we do not anticipate a material impact on our operations or financial position. However, we have investments in a number of companies over which we do not exercise control. To the extent that any company in which we have a significant investment experiences a material negative impact on its business, the long-term value of our investment could be reduced. There can be no assurance that QS Technologies' software products that are designed to be Year 2000 compliant contain all necessary date code changes or that we will not be exposed to potential claims resulting from system problems associated with the century change. In addition, Year 2000 non-compliance in our internal IT systems or by our business partners may have an adverse impact on our business, financial condition or results of operations. Because we have not yet identified any business function that is materially at risk of Year 2000 related disruption, we have not yet developed a contingency plan specific to Year 2000 events. We are prepared for the possibility, however, that we may identify risks in certain business functions, and we plan to develop contingency plans for these business functions when and if we identify them as being at risk.

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement requires companies to report comprehensive income and its components in its financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity in a period. We adopted the disclosure requirements of this statement in March 1998.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires a management approach to be used when reporting business segments. Reportable segments are based on products and services, geography, legal structure or management structure. We adopted the disclosure requirements of this statement in March 1998. Refer to Note 15.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition". SOP 97-2 clarifies and changes some software recognition practices and supersedes the existing guidance of SOP 91-1. We adopted SOP 97-2 effective January 1, 1998. Adopting SOP 97-2 did not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

In 1998, we derived most of our cash from the sale of common stock of IQ Software (now Information Advantage) for $1.2 million, the sale of our interest in Paragon Software and payment of a Paragon note for a total of $989,000, the sale of shares of common stock of PaySys for $2.5 million, advances of $750,000 under a bank loan at the InterQuad subsidiary, and a net cash return of $589,000 on another minority investment. Details on these sales are found in Note 3. We used approximately $5.3 million cash in 1998 to fund operating losses at certain subsidiaries (the majority of which relates to the HumanSoft operation), $200,000 for the initial payment related to the acquisition of JK, $700,000 to repay a domestic bank line, and $500,000 for a principal payment on a note related to the acquisition of QS. Accounts receivable are lower at December 31, 1998 than at December 31, 1997 mainly because of improved collection activity, lower revenue levels at the PsyCare subsidiary and reserves taken at the HumanSoft subsidiary related to the decision to discontinue certain product lines.

In 1997, our main sources of cash were $2.0 million from the sale of PaySys shares (see Note 3), $1.7 million from the sale of investments in OrCAD and Astra Communications, advances totaling approximately $700,000 under bank lines of credit, advances under short-term notes totaling $778,000, the maturity of certificates of deposit totaling $1.1 million and


                        INTELLIGENT SYSTEMS CORPORATION
approximately $1.0 million generated from operations. We used approximately $870,000 to fund the acquisition of QS (see Note 2), $4.6 million to acquire a 34 percent equity position in Visibility, Inc. (a privately held software company), $1.7 million to increase our long-term investments in several small, privately-held technology companies, $1.2 million in net advances under loans to companies in which we hold long-term investments and $1.2 million to acquire property and equipment mainly for new facilities at the InterQuad subsidiary. Notes payable and long-term debt at December 31, 1997 are comprised of $700,000 in bank debt, $1.5 million in notes payable to the sellers of QS, and $778,000 in notes related to two acquisitions of long-term investments.

Early in 1999, we sold our remaining 95,449 shares of Information Advantage stock, generating $902,000 cash. We expect to need less cash to support subsidiary operating losses in 1999 than in 1998. Although our cash position will limit new investments in the near future, presently we believe we have adequate access to capital through bank borrowings or sale of assets to support current operations and plans. As explained in Note 1 to the Consolidated Financial Statements, a substantial deterioration in the financial condition of companies in which we have significant long-term investments could have an adverse effect on the company.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent public accountant of the company has resigned, indicated any intent to resign or been dismissed as the independent public accountant of the company during the two years ended December 31, 1998 or at any time afterward.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Nominees" and "Proposal 1 - The Election of Directors - Executive Officers" in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 1999 for information about those individuals nominated as directors and about the executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement mentioned above. This information is incorporated into this Item 10 by reference.


ITEM 11.   EXECUTIVE COMPENSATION

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Executive Compensation" in the Proxy Statement referred to in Item 10 for information about management compensation. This information is incorporated into this Item 11 by reference, except that we specifically do not incorporate into this Item 11 the information in the subsections


                        INTELLIGENT SYSTEMS CORPORATION
entitled "Proposal 1 - The Election of Directors - Executive Compensation - Board Compensation Committee Report on Executive Compensation" and "Performance Graph."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Please refer to the subsection entitled "Voting - Principal Shareholders, Directors and Certain Executive Officers" in the Proxy Statement referred to in Item 10 for information about the ownership of our $0.01 par value common stock by certain persons. This information is incorporated into this
Item 12 by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

         1.       Financial Statements

         The following consolidated financial statements and related reports of independent public accountants are included in this report and are incorporated by reference in Part II, Item 8 hereof. See the Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

         Report of Independent Public Accountants
         Consolidated Balance Sheets at December 31, 1998 and 1997
         Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Cash Flow for the years ended December 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

         We are including the financial statement schedules listed below in this report. We omitted all other schedules required by certain applicable accounting regulations of the Securities and Exchange Commission because the omitted schedules are not required under the related instructions or do not apply or because we have included the information required in the consolidated financial statements or notes thereto. See the Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

         Schedule II - Valuation and Qualifying Accounts and Reserves
         Report of Independent Auditors for InterQuad Services Limited
         Report of Independent Auditors for PaySys International, Inc. Consolidated Balance Sheets of PaySys at December 31, 1998 and 1997 Consolidated Statements of Operations of PaySys for the three years ended December 31, 1998
         Consolidated Statements of Changes in Stockholders' Equity of PaySys
          for the three years ended December 31, 1998
         Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 1998
         Notes to Consolidated Financial Statements of PaySys
         Report of Independent Auditors for Visibility, Inc.


                        INTELLIGENT SYSTEMS CORPORATION

         Consolidated Balance Sheets of Visibility at December 31, 1998 and 1997 Consolidated Statements of Operations of Visibility for the three years ended December 31, 1998
         Consolidated Statements of Changes in Stockholders' Equity of
           Visibility for the three years ended December 31, 1998
         Consolidated Statements of Cash Flow of Visibility for the three years ended December 31, 1998
         Notes to Consolidated Financial Statements of Visibility

         3.       Exhibits

         We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Bonnie L. Herron, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.

2.1 Securities Purchase Agreement between Intelligent Systems Corporation and Advent Global GECC III Limited Partnership dated July 1, 1998.

3(i)     Articles of Amendment of Articles of Incorporation dated November 25,
         1997. (Incorporated by reference to Exhibit 3.1 to the Registrant's
         Report on Form 8-K dated November 25, 1997.)

3(ii) Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K/A for the year ended
         December 31, 1997.)

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

10.2 Second Amendment to Lease Agreement dated June 19, 1997 between a subsidiary of the Registrant and A.R. Weeks. (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-K for the year ended
         December 31, 1997.)

10.3     Management Compensation Plans and Arrangements:

         (a) Intelligent Systems Corporation 1991 Stock Incentive Plan, amended June 6, 1997.
         (b)      Intelligent Systems Corporation Change in Control Plan for
                  Officers.
         (c)      Intelligent Systems Corporation Outside Director's Retirement
                  Plan.

         Item 10.3 (a) is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated July 25, 1997.

         Items 10.3 (b) and (c) are incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1993.

10.3     Form of Promissory Note of Registrant in favor of sellers of QS, Inc.
         dated as of July 1, 1997. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K for the year ended December 31, 1997.)


                        INTELLIGENT SYSTEMS CORPORATION

21.0     List of subsidiaries of Registrant.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Morley and Scott.

23.3     Consent of Ernst and Young LLP.

27       Financial Data Schedule (for SEC use only).



(B)  REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the quarter ended December 31, 1998.

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

                                   INTELLIGENT SYSTEMS CORPORATION
                                   Registrant

Date: April 21, 1999                   By:  /s/ J. Leland Strange
                                       ---------------------------------------
                                        J. Leland Strange
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                        CAPACITY                                                   DATE

/s/ J. Leland Strange                            Chairman of the Board, President,                       April 21, 1999
---------------------                            Chief Executive Officer and Director
     J. Leland Strange                           (Principal Executive Officer)

/s/ Henry H. Birdsong                            Chief Financial Officer                                 April 21, 1999
---------------------                            (Principal Accounting and Financial Officer)
     Henry H. Birdsong

/s/ Donald A. McMahon                            Director                                                April 21, 1999
----------------------
     Donald A. McMahon

/s/ James V. Napier                              Director                                                April 21, 1999
--------------------
     James V. Napier

/s/ John B. Peatman                              Director                                                April 21, 1999
--------------------
     John B. Peatman

/s/ Parker H. Petit                              Director                                                April 21, 1999
-------------------
     Parker H. Petit




                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:


FINANCIAL STATEMENTS:
     Report of Independent Public Accountants...............................................................F-2

     Consolidated Balance Sheets - December 31, 1998 and 1997...............................................F-3

     Consolidated Statements of Operations -
        Years Ended December 31, 1998, 1997 and 1996........................................................F-4

     Consolidated Statements of Changes in Stockholders' Equity -
        Years Ended December 31, 1998, 1997 and 1996........................................................F-5

     Consolidated Statements of Cash Flow -
        Years Ended December 31, 1998, 1997 and 1996........................................................F-6

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

FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

     Schedule II - Valuation and Qualifying Accounts and Reserves...........................................S-1

     Report of Independent Auditors for InterQuad Services Limited..........................................S-2

     Report of Independent Auditors for PaySys International, Inc...........................................S-3
        Consolidated Balance Sheets of PaySys at December 31, 1998 and 1997.................................S-4
        Consolidated Statements of Operations of PaySys for the three years ended December 31, 1998.........S-5
        Consolidated Statements of Changes in Shareholders' Equity (Deficit) of PaySys
           for the three years ended December 31, 1998......................................................S-6
        Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 1998..........S-7
        Notes to Consolidated Financial Statements of PaySys................................................S-8

     Report of Independent Auditors for Visibility, Inc....................................................S-31
        Consolidated Balance Sheets of Visibility at December 31, 1998 and 1997............................S-32
        Consolidated Statements of Operations of Visibility for the three years ended December 31, 1998....S-33
        Consolidated Statements of Changes in Shareholders' Equity of Visibility
           for the three years ended December 31, 1998.....................................................S-34
        Consolidated Statements of Cash Flow of Visibility for the three years ended December 31, 1998.....S-35
        Notes to Consolidated Financial Statements of Visibility...........................................S-36
        Schedule II - Valuation and Qualifying Accounts....................................................S-50

                        INTELLIGENT SYSTEMS CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     TO THE STOCKHOLDERS OF INTELLIGENT SYSTEMS CORPORATION:

     We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiary companies and operating partnerships as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of InterQuad Services Limited, a majority-owned subsidiary, which statements reflect total assets and total revenues of 19.5 percent and 37.1 percent, respectively, in 1998 and of 18.9 percent and 31.2 percent, respectively, in 1997 of the consolidated totals. We did not audit the financial statements of PaySys International, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in PaySys International, Inc. represents 0 percent of total assets in 1998 and 0 percent of total assets in 1997, and the equity in its 1998 net loss and its 1997 net income represents, respectively, 0 percent of consolidated net loss for 1998 and 40 percent of consolidated net loss for 1997. The statements of InterQuad Services Limited and PaySys International, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for InterQuad Services Limited and PaySys International, Inc., is based solely on the reports of the other auditors.

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

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and its subsidiary companies and operating partnerships as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


     ARTHUR ANDERSEN LLP



     Atlanta, Georgia
     April 20, 1999


                        INTELLIGENT SYSTEMS CORPORATION
                                       F-2

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


AS OF DECEMBER 31,                                                                                   1998           1997
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash                                                                                            $    461       $     43
 Accounts receivable, net                                                                           2,165          3,855
 Notes and interest receivable                                                                        189            330
 Inventories                                                                                          741            611
 Other current assets                                                                                 990            788
------------------------------------------------------------------------------------------------------------------------
  Total current assets                                                                              4,546          5,627
------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                               8,593          9,512
Long-term notes receivable                                                                             75            133
Property and equipment, at cost less accumulated depreciation and amortization                      2,570          2,848
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                                  15            971
 Other assets                                                                                       1,300             --
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $ 17,099       $ 19,091
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                          $  2,078       $  1,979
  Accounts payable                                                                                  1,727          1,285
  Accrued expenses and other current liabilities                                                    2,568          3,431
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                       6,373          6,695
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                        900          1,000
------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                     185             --
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized,
      5,104,467 outstanding at December 31, 1998 and 1997                                              51             51
  Paid-in capital                                                                                  24,046         24,046
  Foreign currency translation adjustment                                                            (197)          (193)
  Unrealized gain in available-for-sale securities                                                    633            836
  Accumulated deficit                                                                             (14,892)       (13,344)
------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                      9,641         11,396
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $ 17,099       $ 19,091
========================================================================================================================

The accompanying notes are an integral part of these balance sheets.


                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)




YEAR ENDED DECEMBER 31,                                                                   1998              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $    18,253       $    21,160       $    23,678
Expenses:
  Cost of sales                                                                         12,495            13,031            12,838
  Marketing                                                                              3,561             3,860             4,624
  General & administrative                                                               7,346             7,638             7,983
  Research & development                                                                 1,892             1,485               286
----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                    (7,041)           (4,854)           (2,053)
----------------------------------------------------------------------------------------------------------------------------------
Other income:
  Interest income (expense), net                                                          (290)              350               501
  Investment income (loss), net                                                          5,776            (2,585)            5,844
  Other loss, net                                                                         (135)              (61)              (38)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision (benefit) and minority interest               (1,690)           (7,150)            4,254
----------------------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                                            (152)               16                 3
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                                  (1,538)           (7,166)            4,251
----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                           10                10                12
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $    (1,548)      $    (7,176)      $     4,239
==================================================================================================================================
Basic and diluted net income (loss) per share                                      $     (0.30)      $     (1.41)      $      0.80
==================================================================================================================================
Basic weighted average shares outstanding                                            5,104,467         5,087,456         5,278,269
Diluted weighted average shares outstanding                                          5,104,467         5,087,456         5,309,675
==================================================================================================================================

The accompanying notes are an integral part of these statements.



                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                                         YEAR ENDED DECEMBER 31,
STOCKHOLDERS' EQUITY                                                            1998              1997              1996
------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, NUMBER OF SHARES, beginning of year                          5,104,467         5,126,767         5,312,867
Exercise of options during year                                                   --            25,000            50,000
Purchase and retirement of stock                                                  --           (47,300)         (236,100)
------------------------------------------------------------------------------------------------------------------------
 End of year                                                               5,104,467         5,104,467         5,126,767
------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, AMOUNT, beginning of year                                  $        51       $        51       $        53
Purchase and retirement of stock                                                  --                --                (2)
------------------------------------------------------------------------------------------------------------------------
 End of year                                                                      51                51                51
------------------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL, beginning of year                                            24,046            24,139            24,756
Proceeds from options exercised                                                   --                67                --
Purchase and retirement of stock                                                  --              (160)             (617)
------------------------------------------------------------------------------------------------------------------------
 End of year                                                                  24,046            24,046            24,139
------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT, beginning of year                      (193)             (196)             (153)
Foreign currency translation adjustment during year                               (4)                3               (43)
------------------------------------------------------------------------------------------------------------------------
 End of year                                                                    (197)             (193)             (196)
------------------------------------------------------------------------------------------------------------------------
UNREALIZED GAIN IN AVAILABLE-FOR-SALE SECURITIES                                 633               836             3,804
------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, beginning of year                                       (13,344)           (6,168)          (10,407)
Net income (loss)                                                             (1,548)           (7,176)            4,239
------------------------------------------------------------------------------------------------------------------------
  End of year                                                                (14,892)          (13,344)           (6,168)
------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               $     9,641       $    11,396       $    21,630
========================================================================================================================

COMPREHENSIVE INCOME
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $    (1,548)      $    (7,176)      $     4,239
Other comprehensive income (loss):
 Foreign currency translation adjustments                                         (4)                3               (43)
 Unrealized gain                                                                 633               836             3,804
------------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                             $      (919)      $    (6,337)      $     8,000
========================================================================================================================

The accompanying notes are an integral part of these statements.



                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
CASH PROVIDED BY (USED FOR):                                                     1998          1997          1996
-----------------------------------------------------------------------------------------------------------------

OPERATIONS:
 Net income (loss)                                                            $(1,548)      $(7,176)      $ 4,239
 Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities, net of
  effects of acquisitions and dispositions:
   Depreciation and amortization                                                1,509         2,193           985
   Loss (gain) from sale or write-down of assets, net                          (5,184)          330        (5,804)
   Equity in net loss (income) of affiliates                                     (592)        2,262           (40)
   Changes in operating assets and liabilities:
    Accounts receivable                                                         2,013           453           195
    Inventories                                                                  (130)           37          (203)
    Other current assets                                                         (200)          (36)         (202)
    Accounts payable                                                              353           301          (520)
    Accrued expenses and other current liabilities                             (1,507)        2,668           885
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                              (5,286)        1,032          (465)
=================================================================================================================

INVESTING ACTIVITIES:
  Proceeds from sales of investments                                            5,451         3,667         8,267
  Decrease in net assets/liabilities of
   discontinued operations                                                         --           100            --
  Acquisition of company, net of cash acquired                                     83          (870)           --
  Increase in ownership of subsidiaries                                            --           (50)         (136)
  Increase in minority interests                                                   10            --            --
  Acquisitions of long-term investments                                          (306)       (6,329)       (1,025)
  Repayments (advances) under notes receivable, net                               232        (1,223)         (115)
  Maturity (purchases) of certificates of deposit                                  --         1,056        (1,056)
  Dispositions (purchases) of property and equipment, net                         838        (1,162)       (1,406)
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                6,308        (4,811)        4,529
=================================================================================================================

FINANCING ACTIVITIES:
  Net borrowings (repayments) under short-term
   borrowing arrangements                                                        (600)        1,478        (1,488)
  Purchase and retirement of stock                                                 --          (160)         (619)
  Exercise of stock options                                                        --            67            --
  Foreign currency translation adjustment                                          (4)            3           (43)
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                 (604)        1,388        (2,150)
=================================================================================================================
Net increase (decrease) in cash                                                   418        (2,391)        1,914
Cash at beginning of year                                                          43         2,434           520
-----------------------------------------------------------------------------------------------------------------
Cash at end of year                                                           $   461       $    43       $ 2,434
=================================================================================================================

The accompanying notes are an integral part of these statements.



                        INTELLIGENT SYSTEMS CORPORATION

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Intelligent Systems Corporation, a Georgia corporation was formed in November 1991 to acquire through merger the business, net assets and operations of Intelligent Systems Master, L.P. In this document, terms such as the company, we and us refer to Intelligent Systems Corporation.

Nature of Operations - Our business is to create, manage and invest in businesses which we believe have promising growth potential. Consolidated companies (in which we have majority ownership and control) are principally engaged in two industries: technology related products and services and health care services (as defined more specifically in Note 15). Our affiliate companies (in which we have a minority ownership or non-controlling interest) are mainly involved in the technology industry.

Use of Estimates - In preparing the financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material accounts and transactions between our subsidiaries.

Investments - For entities in which we have 20 to 50 percent ownership interest or where majority ownership is temporary, we account for these investments by the equity method. We account for investments of less than 20 percent in non-marketable equity securities at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At December 31, 1998, the aggregate fair value of our available-for-sale securities, which consist primarily of 95,449 shares of common stock of Information Advantage, Inc. (successor by merger to IQ Software Corporation (IQ)) totaled $725,000. At December 31, 1997, the aggregate fair value of our available-for-sale securities, which consist primarily of 157,801 shares of IQ common stock, totaled $1,288,000. These amounts include unrealized holding gains of $633,000 and $836,000 as of December 31, 1998 and 1997, respectively. These amounts are reflected as a separate component of stockholders' equity.

We classify short-term investments as trading securities under SFAS No. 115. The impact on the December 31, 1998 and 1997 financial statements of applying SFAS No. 115 to the trading securities was immaterial. Our investment in Visibility represents approximately $5.6 million of our long-term investments at December 31, 1998 (see Note 4). If the financial condition of Visibility deteriorates, it could have an adverse effect on our financial condition.

Translation of Foreign Currencies - We consider that local currencies are the functional currencies for foreign operations. We translate assets and liabilities to U.S. dollars at year-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the year. Translation adjustments are accumulated as a separate component of stockholders' equity. Earnings include gains and losses that result from foreign currency transactions.

Inventories - We state the value of inventories at the lower of cost or market. Cost includes labor, materials and production overhead. Market is defined as net realizable value.

Property and Equipment - Property and equipment are carried at cost. For financial reporting purposes, we depreciate these assets using the 150 percent declining balance method over the estimated lives of the assets, as follows:

CLASSIFICATION                    USEFUL LIFE IN YEARS
--------------                    --------------------
Operating equipment                        5
Furniture & fixtures                       7
Leasehold improvements                    1-7
                                  --------------------

Accumulated depreciation and amortization was $2,241,000 and $2,632,000 at December 31, 1998 and 1997, respectively.


                         INTELLIGENT SYSTEMS CORPORATION

Intangibles - Intangibles are carried at cost net of related amortization. When we acquire a business, we generally amortize the excess of the cost of the acquisition over underlying net assets of the business acquired over three to five year periods using the straight-line method. Accumulated amortization of intangibles totaled $2.7 million and $1.8 million at December 31, 1998 and 1997, respectively. Our policy is to write off the asset and accumulated amortization for fully amortized intangibles. Periodically we review the values assigned to intangible assets to determine whether they have been permanently impaired. To measure whether goodwill is recoverable, we use an estimate of the undiscounted cash flows of the applicable entity over the remaining life of the goodwill. In 1998, we wrote off $558,000 of goodwill associated with discontinuing certain product lines of the HumanSoft subsidiary (see Note 17). This write-off is reflected in general and administrative expense in the accompanying statements of operations. In 1998, 1997 and 1996, we recorded intangible amortization expense of approximately $957,000, $604,000 and $332,000, respectively. In 1998, we expensed $944,000 of purchased research and development related to the acquisition of JK, Inc. (see Note 2). In 1997, we expensed $953,000 of purchased research and development related to the acquisition of QS, Inc. (see Note 2). These expenses are included in research and development expense on the accompanying statements of operations.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 1998 and 1997 consist of the following:

(in thousands)                        1998         1997
                                     ------      ------
Accrued wages and payroll taxes      $  454      $  574
Deferred revenue                        782       1,748
Other accrued expenses                1,329         721
                                     ------      ------

Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized.

Revenue Recognition -Sales of software licenses, technology-related products and services and health care services make up our revenue. We recognize revenue when products are shipped or, in the case of service providers, when the services are rendered. Revenue recognition practices for software are in accordance with Statement of Position 97-2, "Software Revenue Recognition". Generally, we recognize software license revenue upon delivery of the software and related documentation when there are no significant remaining obligations. We accrue the costs of insignificant remaining obligations at the time that we recognize software license revenue. Service fees received from the sale of software maintenance and support contracts provide customers access to technical support and minor upgrades to licensed revenues. These fees are recognized as services are provided over the life of such contracts. We provide for estimated sales returns in the period in which the sales are recorded.

Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and other financial instruments included in the accompanying balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Cost of Sales - Cost of sales includes direct material, direct labor and production overhead for product companies and direct cost of services rendered for service companies.

Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement requires companies to report comprehensive income and its components in its financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity in a period. We adopted the disclosure requirements of this statement in March 1998.

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement requires a management approach to be used when reporting business segments. Reportable segments are based on products and services, geography, legal structure or management structure. We adopted the disclosure requirements of this statement in March 1998. See Note 15.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition". SOP 97-2 clarifies and changes some software recognition practices and supersedes the existing guidance of SOP 91-1. We adopted SOP 97-2 effective January 1, 1998. Adopting SOP 97-2 did not have a material impact on our financial position or results of operations.

                         INTELLIGENT SYSTEMS CORPORATION

NOTE 2

ACQUISITIONS

QS, Inc. - Effective July 1, 1997, we acquired all of the outstanding common stock of QS, Inc. (QS), a company engaged in providing software products and services to the public health market. We paid $2.0 million in cash and issued a promissory note for $1.5 million due in three equal annual installments beginning July 1, 1998 and bearing interest at 8.5 percent per annum, payable quarterly. The promissory note is guaranteed by an executive officer of the company. The acquisition was accounted for as a purchase. We expensed $953,000 of purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. Since the acquisition date, we have consolidated the results of operations of QS.

JK, Inc. - Effective January 1, 1998, our HumanSoft LLC subsidiary acquired all of the common stock of JK, Inc. (JK), a company that provides software and services to the public health market, in exchange for 1,523 units of limited liability interest in HumanSoft. Immediately afterward, Intelligent Systems acquired 878 of the newly issued HumanSoft units from the sellers of JK for $200,000 cash and a promissory note of $600,000. The note is due in three equal annual installments beginning January 1, 1999 and bears interest of 8.5 percent per annum payable annually. The acquisition was accounted for as a purchase. We expensed $944,000 of purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. We have consolidated the results of operations of JK since the acquisition.

Intelligent Systems has made a claim against the sellers of JK for breach of certain representations and warranties in the acquisition agreements and has asserted the right to offset amounts owed to the sellers under the notes. Although the sellers disagree with our claim, both parties have indicated a willingness to discuss a resolution to the issue.

NOTE 3

SALES OF ASSETS

Intelligent Enclosures Corporation - Effective April 1, 1998, we sold substantially all the assets and the business operations of our Intelligent Enclosures (IE) subsidiary to Daw Technologies, Inc. in exchange for common stock of Daw. The number of shares of common stock of Daw that we will receive for the assets will be determined at a second closing two years from the date of the sale (or earlier based on certain events). The sales price was fixed at $1.3 million; therefore, the trading price of Daw shares at the second closing will determine the number of Daw shares we will receive.

IQ Software Corporation - In 1998, we recorded a gain of $1.0 million and cash proceeds of $1.2 million on the sale of 114,000 shares of common stock of IQ.

OrCAD, Inc. - We acquired 208,968 shares of common stock of OrCAD, Inc. in exchange for all of our ownership in a Japanese affiliate in late 1995. On March 1, 1996, OrCAD completed its initial public offering. We sold one-half of our OrCAD common stock (104,484 shares) in the initial public offering and recognized a gain, net of tax, of $337,000 in the first quarter of 1996. We sold our remaining 104,484 shares of common stock of OrCAD in the second quarter of 1997, recognizing a gain of $217,000 on the sale.

Paragon Interface, Inc. - Effective April 17, 1998, we sold our minority interest in Paragon Interface, Inc. (a data mapping software company) for $839,000 cash. At the closing, Paragon also repaid a loan of $150,000 from us. We recorded a gain of $457,000 on the sale.

PaySys International, Inc. - On March 31, 1997, we sold 252,685 shares (adjusted for a stock split) of common stock of PaySys International, Inc. in a private transaction. We received $2.0 million in cash for the stock and recorded a gain of $1.9 million on the sale. In a second private transaction on July 1, 1998, we sold 437,063 shares of common stock of PaySys. The transaction netted $2.5 million in cash and resulted in a gain of $2.5 million on the sale. At December 31, 1998, we still own 3,606,382 shares of common stock of PaySys.

NOTE 4

INVESTMENTS IN AFFILIATES

At December 31, 1998, we owned a 42 percent interest (approximately 30% on a diluted basis) in PaySys International, Inc. For some periods during 1997 and 1998, we owned a 58 percent interest. However, since


                         INTELLIGENT SYSTEMS CORPORATION
we were majority owner only temporarily and were not the controlling shareholder, our investment in PaySys is classified as an affiliate and accounted for by the equity method of accounting. Our pro rata share of PaySys losses was $7.9 million in 1997. However, in accordance with the equity method of accounting, we only recorded $3.0 million, reducing our investment of $3.0 million to zero on the balance sheet at December 31, 1997 and 1998. During 1998, we did not record any additional losses or income related to PaySys. We have no obligation or intent to provide additional funding to PaySys. No dividends were received from the affiliate during 1998 and 1997.

The following table contains the summarized financial information of PaySys.

YEAR ENDED DECEMBER 31,
(in thousands)                   1998           1997          1996
                               -------       --------       -------
Current assets                 $19,028       $ 12,884       $11,700
Current liabilities             23,133         23,207        14,271
Noncurrent assets                3,005          3,604         4,494
Noncurrent liabilities           8,199          4,897         1,761

Net sales                      $45,905       $ 32,787       $26,924
Operating income (loss)         (3,814)       (15,063)          592
Net income (loss)               (5,163)       (15,815)(1)       139
                               -------       --------       -------

1.       Includes non-recurring charges totaling $5.8 million.

At December 31, 1998, we owned a 34 percent interest in Visibility, Inc., a software company. The investment is classified as an affiliate and accounted for using the equity method of accounting. No dividends were received from the affiliate in 1998 or 1997.

The table below contains the summarized financial information of Visibility.

YEAR ENDED DECEMBER 31,
(in thousands)                  1998        1997
                              -------     -------
Current assets                $10,236     $ 6,755
Current liabilities            14,402      11,894
Noncurrent assets               1,337       1,452
Noncurrent liabilities          2,029       1,855

Net sales                     $30,193     $21,850
Operating income (loss)         1,040      (2,892
Net income (loss)                 679      (3,360
                              -------     -------

NOTE 5

ACCOUNTS AND NOTES RECEIVABLE AND OTHER COMMITMENTS

At December 31, 1998 and 1997, our allowance for doubtful accounts and sales returns amounted to $1,188,000 and $207,000, respectively.

Provisions for doubtful accounts and sales returns were $240,000, $46,000 and $312,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, we hold a minority ownership position in Risk Laboratories, LLC (risk management software). We own approximately 30 percent of Risk and account for this investment by the equity method. We have also made loans to Risk with terms expiring in 1999 and bearing interest at 3.5 percent over prime. These loans amounted to $133,000 and $218,000 at December 31, 1998 and 1997, respectively. Our pro rata share of Risk losses was $106,000 in 1998. However, in accordance with the equity method of accounting, we only recorded $80,000, reducing our investment of $200,000 to zero on the balance sheet at December 31, 1998. We have no commitment for additional funding under the terms of the existing agreements.

In April 1995, we entered into a Pledge Agreement with IQ Software Corporation
(IQ) under which we pledged 240,163 shares of IQ stock held by the company as collateral for a loan of $1.8 million from IQ to DayStar Digital Inc. In 1996, IQ released 85,259 shares of stock held as collateral that we then sold in the public market. In 1997, we repaid the $1.8 million debt of DayStar to IQ and IQ released the balance of 154,904 shares to us. Subsequently, we wrote off $3.0 million related to uncollectability of the note from DayStar when DayStar ceased operations in October 1997.

NOTE 6

BORROWINGS

Terms and borrowings under our credit facilities are summarized as follows:


                         INTELLIGENT SYSTEMS CORPORATION

(in thousands)                                1998         1997
                                             ------       ------
Maximum outstanding (month-end)              $2,477       $1,172
Outstanding at year end                      $  750       $  700
Average interest rate at  year end              8.5%         8.5%
Average borrowings during the year           $1,127       $1,040
Average interest rate                          10.4%         8.7%
                                             ------       ------

Interest paid on debt during 1998, 1997 and 1996 amounted to $118,000, $103,000 and $61,000, respectively.

NOTE 7

LONG-TERM DEBT

Our long-term debt consists of the promissory notes payable to the sellers of QS and JK, as more fully described in Note 2. Maturities of long-term debt are as follows:

YEAR ENDED DECEMBER 31,
(in thousands)
              2000               $700
              2001                200
                                 ----
Total long-term debt payments    $900
                                 ====

NOTE 8

INCOME TAXES

The income tax provision (benefit) related to operations consists of the following:

YEAR ENDED DECEMBER 31,
(in thousands)                1998      1997     1996
                             -----      ----     ----
Current:
  Foreign                    $  --      $ --     $ --
  Domestic                    (152)       16        3
                             -----      ----     ----
                             $(152)     $ 16     $  3
                             =====      ====     ====

We do not show a reconciliation between our effective tax rate and the U.S. statutory rate since only state income and foreign taxes are provided.

At December 31, 1998, our domestic subsidiaries had net operating loss carryforwards totaling $23.0 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2005 and continuing through 2018. We may not be able to use these carryforwards because, in some cases, they are limited to taxable income of a particular subsidiary or may be subject to annual limitation under the Internal Revenue Code if there is a greater than 50 percent change in ownership as defined under Section 382.

We account for income taxes using Statement of Financial Accounting Standard 109, "Accounting for Income Taxes". We have a deferred tax benefit of approximately $10.0 million at December 31, 1998 and 1997. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 1998 and 1997 by a valuation allowance of an equal amount. The deferred tax benefit at December 31, 1998 and 1997 relates primarily to net operating loss carryforwards.

Income taxes paid (or refunds received) during 1998, 1997 and 1996 amounted to $(152,000), $16,000 and $3,000, respectively.

NOTE 9

COMMITMENTS AND CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through 2004. Future minimum lease payments are as follows:

YEAR ENDED DECEMBER 31,
(in thousands)
                1999                             $1,189
                2000                              1,086
                2001                                963
                2002                                891
                2003                                184
             Thereafter                              31
                                                 ------
Total minimum lease payments                     $4,344
                                                 ======

Rental expense for leased facilities and equipment related to operations amounted to $1.2 million, $1.2 million and $1.0 million, for the years ended December 31, 1998, 1997 and 1996, respectively.


                         INTELLIGENT SYSTEMS CORPORATION

Legal Matters - Our HumanSoft subsidiary has filed for relief under Chapter 11 of the federal bankruptcy code. While we believe we have taken adequate reserves for this situation, there can be no assurance that unanticipated claims or expenses related to this proceeding will not arise.

We are party to a small number of other legal matters arising in the ordinary course of business. It is management's opinion that none of these matters will have a material adverse impact on our consolidated financial position or results of operations.

NOTE 10

POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors' Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. We have accrued $80,000 to date for anticipated future payments under the plan.

NOTE 11

STOCKHOLDERS' EQUITY

We have authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases at various times in the past. We repurchased and retired 47,300 shares of common stock in the year ended December 31, 1997 but made no repurchases during 1998.

NOTE 12

STOCK OPTION PLAN

We instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan provides shares of common stock that may be sold to officers and key employees. Stock options are granted at fair market value on the date of grant. As of December 31, 1998, 660,000 options are fully vested and exercisable at a weighted average price per share of $1.75. Of the unvested options, 5,000 vest in 1999. All options expire ten years from their respective dates of grant. At December 31, 1998, the weighted average remaining contractual life of the outstanding options is 5.76 years. There are 660,000 options exercisable with option prices ranging from $0.875 to $2.94 and with a weighted average price per share of $1.75. Stock option transactions during the three years ended December 31, 1998 were as follows:

                            1998       1997         1996
                         ---------  ----------   -----------
Options outstanding
  at Jan. 1               665,000      690,000      640,000
Options granted                --           --      410,000
Options exercised              --       25,000       50,000
Options canceled               --           --      310,000
Options outstanding
  at Dec. 31              665,000      665,000      690,000

Options available for
  grant at Dec. 31        185,000      185,000           --

Option price ranges
  per share:
  Granted                      --           --   $2.25-2.94
  Exercised                    --   $2.25-2.94        0.875
  Canceled                     --           --         2.07

Weighted average
  option price per
  share:
  Granted                      --           --   $     2.42
  Exercised                    --   $     2.67        0.875
  Canceled                     --           --         2.07
  Outstanding at
    Dec. 31              $  $1.75   $     1.75   $     1.79
                         --------   ----------   -----------

                         INTELLIGENT SYSTEMS CORPORATION
                                      F-12

We account for the Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123. The fair value of each option granted in 1996 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-        risk free interest rate of 6.3 percent
-        expected life of the option of 6 years
-        expected dividend yield rate of 0 percent
-        expected volatility of 63 percent

Under these assumptions, the weighted average fair value of options granted in 1996 was $1.54. There were no awards under the Plan in 1997 and 1998. The fair value of the grants would be amortized over the vesting period for the options. Accordingly, our pro forma net income (loss) and net income (loss) per common share assuming compensation cost as determined under SFAS No. 123 would have been the following:

YEAR ENDED DECEMBER 31,
(in thousands except
  per share data)          1998       1997      1996
                          -------    -------   -------
Net income (loss)         $(1,548)   $(7,176)  $4,205
Net income (loss)
  per common share
  basic and diluted       $ (0.30)   $ (1.53)  $ 0.80
                          -------    -------   ------

Because SFAS No. 123 method of accounting has not been applied to grants and awards prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

NOTE 13

FOREIGN SALES AND OPERATIONS

Aggregate export and foreign sales from continuing operations were $7.0 million, $7.0 million and $5.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. Export and foreign sales were made principally in the United Kingdom and the Far East. Sales in these geographic areas are as follows:

YEAR ENDED DECEMBER 31,
(in thousands)              1998    1997    1996
                           ------  ------  ------
United Kingdom             $7,011  $6,813  $5,934
Far East                       49     210      --
                           ------  ------  ------

For the years ended December 31, 1998, 1997 and 1996, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $(1,092,000), $(930,000) and $43,000, respectively.

As of December 31, 1998 and 1997, foreign subsidiaries had assets of $3.3 million and $3.6 million, respectively, and total liabilities of $3.4 million and $4.0 million, respectively.

Foreign subsidiaries are located in England and there are no currency exchange restrictions that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-US currency amounts.

NOTE 14

EARNINGS PER SHARE

For the years ended December 31, 1998 and 1997, basic and diluted weighted average shares outstanding are the same because all of our common stock equivalents (stock options) are non-dilutive since we reported a loss for each period.

For the year ended December 31, 1996, our diluted weighted average shares outstanding include the assumed conversion of stock options resulting in an increase of 31,406 shares outstanding.

YEAR ENDED DECEMBER 31,
(in thousands)                  1998       1997        1996
                               -------    -------     ------
Net income (loss)              $(1,548)   $(7,176)    $4,239
Basic earnings (loss) per
  share                        $ (0.30)   $ (0.27)    $ 0.80
Basic weighted average
   shares                        5,104      5,087      5,278
Diluted earnings  (loss)
  per share                    $ (0.30)   $ (0.41)    $ 0.80
Diluted weighted average
   shares                        5,104      5,087      5,310


                         INTELLIGENT SYSTEMS CORPORATION

NOTE 15

INDUSTRY SEGMENTS

Our operating divisions are principally involved in two industry segments: health care services and technology related products and services. Operations in health care services involve mental health and substance abuse treatment programs and, through August 1996, locum tenens service (placement of physicians in temporary positions). We derived 10.6 percent, 13.5 percent and 37 percent of our consolidated revenue in 1998, 1997 and 1996, respectively, from a national chain of hospitals in which our PsyCare subsidiary conducts some of its treatment programs. Beginning in late 1996 and continuing in 1997, most of the programs located in the chain's hospitals were closed. Operations in technology related products and services include design, development and marketing of microcomputer software; educational training programs for PC users; design, manufacture and sales of mini-environments for semiconductor manufacturing (through April 1998); and manufacture and sales of bio-remediating parts washers.

Total revenue by industry includes sales to unaffiliated customers. Sales between the two industry segments are not material. Operating profit is total revenue less operating expenses. None of the general corporate overhead expense has been allocated to the individual industry segments. Identifiable assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, marketable securities, notes receivable and investments.

The table following contains segment information for the years ended December 31, 1998, 1997 and 1996.

YEAR  ENDED DECEMBER 31, 1998
                                         Health
(in thousands)                 Tech.      Care      Consol.
                              -------    -------    -------
Net sales                     $14,124     $4,129    $18,253
R&D                             1,892         --      1,892
Depreciation                      814         97        911
Operating income (loss)        (5,848)        77     (5,771)
General corp. expenses                                1,270
                              -------    -------    -------
  Consolidated operating
    loss                                             (7,041)
Interest expense                                       (290)
Investment income                                     5,776
Other loss, net                                        (135)
                              -------    -------    -------
Loss from continuing
  operations before
  income tax  provision
  and minority interest                              (1,690)
Income tax provision                                    152
                              -------    -------    -------
Loss before minority
  interest                                           (1,538)
Minority interest                                        10
                              -------    -------    -------
Net loss from
  continuing operations                             $(1,548)
                              =======    =======    =======
Capital expenditures          $   896    $     9    $   905
                              =======    =======    =======
Identifiable assets           $ 6,954    $   960    $ 7,914
Corporate assets                                      9,185
                              -------    -------    -------
Total assets at year end                            $17,099
                              =======    =======    =======

Year  ended December 31, 1997
                                         Health
(in thousands)                 Tech.      Care     Consol.
                              -------   --------   -------
Net sales                     $14,957     $6,203   $21,160
R&D                             1,485         --     1,485
Depreciation                      964        147     1,111
Operating loss                 (2,290)      (912)   (3,202)
General corp. expenses                               1,652
                              -------   --------   -------
  Consolidated operating
    loss                                            (4,854)
Interest income                                        350
Investment loss                                     (2,585)
Other loss, net                                        (61)
                              -------   --------   -------
Loss from continuing
  operations before
  income tax  provision
  and minority interest                             (7,150)
Income tax provision                                    16
                              -------   --------   -------
Loss before minority
  interest                                          (7,166)
Minority interest                                       10
                              -------   --------   -------
Net loss from continuing
  operations                                       $(7,176)
                              =======   ========   =======
Capital expenditures          $ 1,973   $      7   $ 1,980
                              =======   ========   ========
Identifiable assets           $ 7,762   $  1,059   $ 8,821
Corporate assets                                    10,270
                              -------   --------   -------
Total assets at year end                           $19,091
                              =======   ========   =======




                         INTELLIGENT SYSTEMS CORPORATION

YEAR  ENDED DECEMBER 31, 1996
                                         Health
(in thousands)                 Tech.      Care     Consol.
                              -------    -------   -------
Net sales                     $10,698    $12,980   $23,678
R&D                               286         --       286
Depreciation                      550        140       690
Operating profit (loss)        (1,135)       433      (702)
General corp. expenses                               1,351
                              -------    -------   -------
  Consolidated operating
    loss                                            (2,053)
Interest income                                        501
Investment income                                    5,844
Other loss, net                                        (38)
                              -------    -------   -------
Income from continuing
  operations before
  income tax provision
  and minority interest                              4,254
Income tax provision                                     3
                              -------    -------   -------
Income before minority
  interest                                           4,251
Minority interest                                       12
                              -------    -------   -------
Net income from
  continuing operations                            $ 4,239
                              =======    =======   =======
Capital expenditures          $ 1,275    $   262   $ 1,537
                              =======    =======   =======
Identifiable assets           $ 4,859    $ 2,671   $ 7,536
Corporate assets                                    17,391
                              -------    -------   -------
Total assets at year end                           $24,927
                              =======    =======   =======

NOTE 16

QUARTERLY FINANCIAL DATA (unaudited)

The table below contains a summary of selected quarterly data for the years ended December 31, 1998 and 1997.

                                 FOR QUARTERS ENDED
(in thousands except      MARCH     JUNE     SEPT.     DEC.
   per share data)         31        30       30        31
                         -------   ------   -------   -------
1998
Net sales                $ 4,804   $5,322   $ 4,409   $ 3,718
Operating loss            (3,389)    (813)   (2,093)     (746)
Net income (loss)         (2,608)(a)  690(b)    282(c)     88(d)
Basic income (loss)
  per share                (0.51)    0.14     0.06       0.02
Diluted income (loss)
  per share                (0.51)    0.13     0.05       0.02

1997
Net sales                $ 5,108   $5,320   $ 5,248    $ 5,484
Operating loss              (684)    (531)   (2,605)    (1,034)
Net income (loss)            584(e)  (869)(f)(6,984)(g)     92(h)
Basic and diluted
  income (loss) per
  share                     0.11    (0.17)   (1.37)      0.02


a. Includes charge of $944,000 for in-process R&D, $191,000 charge for restructuring and gain of $947,000 on investment.
b.       Includes gains of $1.7 million on investments.
c. Includes charge of $955,000 to discontinue product lines and gain of $2.5 million on investment.
d.       Includes $829,000 income in equity of affiliates.
e.       Includes gain of $1.9 million on investment.
f. Includes gain of $217,000 on investment and $721,000 loss in equity of affiliate.
g. Includes charge of $953,000 for in-process R&D, write-off of $3.0 million note and $1.25 million loss in equity of affiliate.
h. Includes gain of $469,000 on investment and $707,000 income in equity of affiliate.

NOTE 17

HUMANSOFT SUBSIDIARY PETITION FOR RELIEF UNDER CHAPTER 11

On November 17, 1998, our HumanSoft subsidiary filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia in response to an involuntary filing under Chapter 7 by three creditors. In late August 1998, HumanSoft announced that it was curtailing operations related to two of its three software product lines. Under Chapter 11, certain claims against HumanSoft in existence prior to the filing date are stayed. HumanSoft's QS Technologies subsidiary continues to operate its software business located in Greenville, SC. In the quarter ended September 30, 1998, we recorded a write-off related to the discontinued product lines and management believes that adequate reserves have been established for potential claims against HumanSoft. Intelligent Systems holds a first priority secured claim on all assets of HumanSoft. HumanSoft has filed a Plan of Reorganization and a Disclosure Statement with the court and is awaiting approval of the Disclosure Statement and its Plan of Reorganization for a vote by interested parties. While we believe that the plan proposed by HumanSoft is reasonable and in the best interests of creditors and customers under the circumstances, we cannot guarantee that the plan will be accepted or confirmed, that costs and expenses related to the action will not exceed current estimates, or that unforeseen claims or liabilities will not arise.


                         INTELLIGENT SYSTEMS CORPORATION
                                      F-15

NOTE 18

SUBSEQUENT EVENTS

InterQuad Services - Effective February 1, 1999, we sold our ownership in the InterQuad Services (Services) subsidiary. Services provides technical and software training in England. We sold our interest in return for a 19 percent interest in a privately held U.K. company whose principal asset is a 49 percent ownership in InterQuad Group. InterQuad Group is a privately held U.K. based company that provides computer hardware, software, training and consulting services to businesses. Effective as of the date of the sale, we will no longer consolidate the results of Services and will record our minority investment in accordance with our policy described in Note 1. Our cost basis is zero.

Sale of Information Advantage Stock - In January 1999, we sold our remaining 95,449 shares of common stock of Information Advantage (formerly IQ Software). The gain on the sale, which resulted in cash proceeds of $902,000, will be reported in our results for the first quarter of 1999.



                         INTELLIGENT SYSTEMS CORPORATION
                                      F-16

                                                                     SCHEDULE II


                         INTELLIGENT SYSTEMS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                       BALANCE AT    CHARGED TO
                                       BEGINNING     COSTS AND                                              BALANCE AT
DESCRIPTION                            OF PERIOD      EXPENSES      DEDUCTIONS(a.)   RECLASSIFICATION(c.)  END OF PERIOD
-----------------------------------   ------------  ------------   ---------------  ---------------------  --------------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS(b.)
  Year Ended December 31, 1996             318,101      311,887         258,283                    --          371,705
  Year Ended December 31, 1997             371,705       46,963         211,760                    --          206,908
  Year Ended December 31, 1998             206,908      239,734         126,537               867,463        1,187,568

a. Write-offs of accounts receivable against allowance accounts.
b. This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.
c. Reclassification of unearned revenue to Allowance for Doubtful Accounts.



                         INTELLIGENT SYSTEMS CORPORATION
                                       S-1

                           INTERQUAD SERVICES LIMITED

                                AUDITORS' REPORT
         TO THE STOCKHOLDERS AND DIRECTORS OF INTERQUAD SERVICES LIMITED

We have audited the balance sheet at 31 December 1998 and the profit and loss account for the year then ended of Interquad Services Limited which have been prepared under the historical cost convention and the company's accounting policies.

RESPECTIVE RESPONSIBILITIES OF THE DIRECTORS AND AUDITORS

The company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

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

OPINION

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interquad Services Limited as at 31 December 1998 and the results of its operations for the year then ended. The financial statements conform with UK generally accepted accounting principles.

In our opinion, the financial statements would not be materially different if prepared under U.S. generally accepted accounting principles.



Morley & Scott

Chartered Accountants
REGISTERED AUDITOR
London

31 March 1999


                         INTELLIGENT SYSTEMS CORPORATION
                                       S-2

                         Report of Independent Auditors

Board of Directors
PaySys International, Inc.


We have audited the accompanying consolidated balance sheets of PaySys International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaySys International, Inc. and subsidiaries at December 31, 1997 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1997 (effective October 1, 1997) the Company adopted Statement of Position 97-2, "Software Revenue Recognition", changing its method of recognizing revenue on software transactions.

                                               Ernst & Young LLP

February 25, 1999
Atlanta, Georgia


                         INTELLIGENT SYSTEMS CORPORATION
                                       S-3

                   PaySys International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                           DECEMBER 31
                                                                        1997        1998
                                                                      --------     --------
                                                                (In thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents                                          $  1,074     $  1,846
   Accounts receivable, less allowance for bad debts of $431 and
     $1,078 at December 31, 1997 and 1998, respectively                  6,288        8,338
   Unbilled receivables                                                  5,238        8,558
   Prepaid expenses and other current assets                               284          286
                                                                      --------     --------
Total current assets                                                    12,884       19,028

Furniture and equipment, net                                             2,765        2,511
 Computer software costs, net of accumulated amortization of $391 and $770 at December 31, 1997 and December 31, 1998,
   respectively                                                            692          301
 Deposits and other assets                                                 147          193
                                                                      --------     --------
                                                                      $ 16,488     $ 22,033
                                                                      ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                   $  3,055     $  1,734
   Accrued employee compensation                                         2,483        2,000
   Deferred revenues                                                    11,614       13,762
   Current portion of long-term debt and capital lease obligations         408        3,629
   Accrued royalties                                                     3,398          926
   Other current liabilities                                             2,249        1,082
                                                                      --------     --------
Total current liabilities                                               23,207       23,133

Long-term debt and capital lease obligations, less current portion       4,069        7,679
Deferred rent expense                                                      828          520
                                                                      --------     --------
                                                                        28,104       31,332
Shareholders' equity (deficit):
   Preferred stock, $.01 par value; 10,000,000 shares authorized;
     2,779,689 shares issued and outstanding; liquidation
     preference of $15,900 at December 31, 1998                             --           28
   Common stock, $.01 par value; 30,000,000 shares authorized;
     7,131,825 and 5,797,534 shares issued and outstanding at
     December 31, 1997 and December 31, 1998, respectively                  71           58
   Additional paid-in capital                                            5,705       13,236
   Deferred stock compensation                                             (67)         (41)
   Accumulated deficit                                                 (17,254)     (22,417)
   Cumulative translation adjustments                                      (71)        (163)
                                                                      --------     --------
                                                                       (11,616)      (9,299)
                                                                      --------     --------
                                                                      $ 16,488     $ 22,033
                                                                      ========     ========

See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

                      Consolidated Statements of Operations


                                              YEAR ENDED DECEMBER 31
                                          1996         1997         1998
                                        --------     --------     --------
                                                  (In thousands)
Revenues:
   License fees                         $ 13,366     $ 13,088     $ 18,385
   Services                               13,558       19,699       27,520
                                        --------     --------     --------
Total revenues                            26,924       32,787       45,905

Cost of revenues:
   License fees                            2,935        4,223        1,934
   Services                                8,956       15,683       20,608
                                        --------     --------     --------
Total cost of revenues                    11,891       19,906       22,542

Gross margin                              15,033       12,881       23,363

Operating expenses:
   Sales and marketing                     3,270        4,865        6,240
   Research and development                6,944       10,641       11,804
   General and administrative              4,227        6,900        4,793
   Royalty termination settlement              -            -        4,340
   Non-cash compensation                       -        3,722            -
   Write-off of capitalized software           -          949            -
   Cost of abandoned stock offering            -          867            -
                                        --------     --------     --------
Total operating expenses                  14,441       27,944       27,177

Income (loss) from operations                592      (15,063)      (3,814)
Interest income (expense):
   Interest income                            83           95          118
   Interest expense                         (233)        (442)      (1,279)
                                        --------     --------     --------
                                            (150)        (347)      (1,161)
                                        --------     --------     --------
Income (loss) before income taxes            442      (15,410)      (4,975)
Income tax expense                           303          405          188
                                        --------     --------     --------
Net income (loss)                       $    139     $(15,815)    $ (5,163)
                                        ========     ========     ========

See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

      Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                            PREFERRED STOCK          COMMON STOCK         TREASURY STOCK
                                         ---------------------- ---------------------------------------------
                                                                                                               ADDITIONAL
                                            NUMBER                 NUMBER                 NUMBER                 PAID-IN
                                          OF SHARES   AMOUNT      OF SHARES    AMOUNT    OF SHARES    AMOUNT     CAPITAL
                                          ----------------------------------------------------------------------------------
                                                                                      (In thousands, except share data)
  Balance at December 31, 1995                    -      $ -      6,822,520      $ 68     159,050     $(491)   $   2,074
     Comprehensive income:
       Net income                                 -        -              -         -           -         -            -
       Foreign currency translation               -
         adjustments                                       -              -         -           -         -            -

     Comprehensive income
     Exercise of employee stock options           -        -          4,000         -           -         -            -
     Issuance of stock purchase warrants          -        -              -         -           -         -            5
                                          ----------------------------------------------------------------------------------
  Balance at December 31, 1996                    -        -      6,826,520        68     159,050      (491)       2,079
     Comprehensive loss:
       Net loss                                   -        -              -         -           -         -            -
       Foreign currency translation
         adjustment                               -        -              -         -           -         -            -

     Comprehensive loss
     Noncash compensation from stock
       purchase warrants and stock options        -        -              -         -           -         -        3,793
     Issuance of warrants                         -        -              -         -           -         -          307
     Exercise of stock purchase warrants          -        -
       and stock options                                            464,355         5           -         -           15
     Retirement of treasury stock                 -        -       (159,050)       (2)   (159,050)      491         (489)
                                          ----------------------------------------------------------------------------------
  Balance at December 31, 1997                    -        -      7,131,825        71           -         -        5,705
     Comprehensive loss:
       Net loss                                   -        -              -         -           -         -            -
       Foreign currency translation
         adjustment                               -        -              -         -           -         -            -

     Comprehensive loss
     Noncash compensation from stock
       purchase warrants and stock options        -        -              -         -           -         -            -
     Issuance of warrants                         -        -              -         -           -         -          147
     Exercise of stock options                    -        -          8,335         -           -         -           26
     Issuance of preferred stock and
       repurchase and retirement of
       common stock                       2,779,689       28     (1,342,626)      (13)          -         -        7,358
                                          ----------------------------------------------------------------------------------
  Balance at December 31, 1998            2,779,689      $28      5,797,534      $ 58           -     $   -      $13,236
                                          ==================================================================================


                                               DEFERRED                     CUMULATIVE
                                                STOCK        ACCUMULATED   TRANSLATION
                                             COMPENSATION      DEFICIT     ADJUSTMENTS     TOTAL
                                          ----------------------------------------------------------
  Balance at December 31, 1995                 $   -           $ (1,578)      $ (61)      $     12
     Comprehensive income:
       Net income                                  -                139           -            139
       Foreign currency translation                                                              6
         adjustments                               -                  -           6
                                                                                          ----------
     Comprehensive income                                                                      145
     Exercise of employee stock options            -                  -           -              -
     Issuance of stock purchase warrants           -                  -           -              5
                                          ----------------------------------------------------------
  Balance at December 31, 1996                     -             (1,439)        (55)           162
     Comprehensive loss:
       Net loss                                    -            (15,815)          -        (15,815)
       Foreign currency translation
         adjustment                                -                  -         (16)           (16)
                                                                                          ----------
     Comprehensive loss                                                                    (15,831)
     Noncash compensation from stock
       purchase warrants and stock options       (67)                 -           -          3,726
     Issuance of warrants                          -                  -           -            307
     Exercise of stock purchase warrants
       and stock options                           -                  -           -             20
     Retirement of treasury stock                  -                  -           -              -
                                          ----------------------------------------------------------
  Balance at December 31, 1997                   (67)           (17,254)        (71)       (11,616)
     Comprehensive loss:
       Net loss                                    -             (5,163)          -         (5,163)
       Foreign currency translation
         adjustment                                -                  -         (92)           (92)
                                                                                          ----------
     Comprehensive loss                                                                     (5,255)
     Noncash compensation from stock
       purchase warrants and stock options        26                  -           -             26
     Issuance of warrants                          -                  -           -            147
     Exercise of stock options                     -                  -           -             26
     Issuance of preferred stock and
       repurchase and retirement of
       common stock                                -                  -           -          7,373
                                          ----------------------------------------------------------
  Balance at December 31, 1998                  $(41)          $(22,417)      $(163)      $ (9,299)
                                          ==========================================================


See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                       YEAR ENDED DECEMBER 31
                                                                    1996        1997         1998
                                                                  -------     --------     --------
                                                                           (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                 $   139     $(15,815)    $ (5,163)
Add (deduct) adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                     624        1,052        1,480
     Amortization of computer software                              1,383        2,257          391
     Amortization of discounts on debt                                 45           15          118
     Provision for doubtful accounts                                   24          288          647
     Accrued rent expense                                            (233)        (294)        (308)
     Deferred income taxes                                            228          277            -
     Noncash compensation                                               5        3,726           26
     Changes in operating assets and liabilities:
       Accounts receivable and unbilled receivables                (3,289)      (2,664)      (6,017)
       Other assets                                                  (113)        (138)         (48)
       Accounts payable                                               (75)       1,195       (1,321)
       Income taxes payable                                            (6)           -            -
       Deferred revenues                                            3,541        3,240        2,148
       Accrued employee compensation                                   96        1,164         (483)
       Other liabilities                                            1,098        4,163       (3,639)
                                                                  -------     --------     --------
Net cash provided by (used in) operating activities                 3,467       (1,534)     (12,169)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                 (665)      (2,112)      (1,224)
Computer software development                                      (1,132)        (216)           -
                                                                  -------     --------     --------
Net cash used in investing activities                              (1,797)      (2,328)      (1,224)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                               -            -        7,373
Exercise of options and warrants                                        -           20          173
Proceeds from borrowings                                               23        4,491        9,735
Principal payments on long-term debt, capital lease
   obligations, and line of credit                                   (884)      (1,596)      (3,023)
                                                                  -------     --------     --------
Net cash provided by (used in) financing activities                  (861)       2,915       14,258
                                                                  -------     --------     --------

Effect of foreign currency translation on cash and cash
   equivalents                                                          6          (16)         (93)
                                                                  -------     --------     --------

Increase (decrease) in cash and cash equivalents                      815         (963)         772
Cash and cash equivalents at beginning of period                    1,222        2,037        1,074
                                                                  -------     --------     --------
Cash and cash equivalents at end of period                        $ 2,037     $  1,074     $  1,846
                                                                  =======     ========     ========


See accompanying notes.

                  PaySys International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1998



1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

PaySys International, Inc. (the Company) develops, licenses and supports computer software for use by financial institutions, retailers and third party processors to process credit card transactions. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions, and profits and losses have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which established standards for the reporting and display of comprehensive income and its components in a full set of comparative general-purpose financial statements. The Statement became effective for the Company in 1998. Comprehensive income is defined in this Statement as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statements of changes in stockholders' equity. The adoption of SFAS 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

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

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's revenues consist primarily of license and service revenues from large companies in the United States, Canada, South America, Australia, New Zealand, and South Africa. The Company does not obtain collateral against its outstanding receivables. The Company maintains reserves for potential credit losses for both billed and unbilled receivables. Bad debt expense was $133,000, $680,000 and $240,000 during the years ended 1996, 1997 and 1998, respectively. In 1998 no individual customer exceeded 10% of revenues. During 1997 one customer accounted for 19% of revenues, and during 1996 a different customer accounted for 11% of revenues.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains deposits with a bank and invests its excess cash in overnight funds which bear minimal risk.

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives (generally 3 to 5 years). Amortization of computer equipment under capital lease is recorded over the term of the lease and is included in depreciation expense. Expenditures for repairs and maintenance are charged to operations as incurred.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPUTER SOFTWARE COSTS

The Company conforms with the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software products once technological feasibility, as defined, has been reached. Costs of maintaining existing software and research and development are expensed as incurred. The Company capitalized software development costs of $1,132,000, $210,000 and $0 during the years ended 1996, 1997, and 1998, respectively. The Company records amortization of software development costs capitalized in an amount equal to the greater of the amount computed using i) the ratio that current gross revenues for a product bear to the total of current and anticipated revenues for that product or ii) the straight-line method over the estimated useful life of the released product (currently three years). Amortization of internally-developed software costs totaled $1,168,000, $2,257,000 and $357,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The higher amortization of capitalized software costs for 1997 is due to the write-off of $949,000, of capitalized software costs for projects deemed to have no net realizable value.

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

ABANDONED STOCK OFFERING

In December 1997, the Company abandoned a planned public offering of its common stock. Costs associated with the abandoned offering were expensed during 1997.

RECLASSIFICATION

Certain amounts reported in the 1996 and 1997 financial statements have been reclassified to conform to the 1998 financial statement presentation.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                       DECEMBER 31
                                                                  1997               1998
                                                                ----------------------------
                                                                        (In thousands)

         Furniture and equipment:
           Office furniture and equipment                       $   937             $ 1,011
           Computer equipment                                     2,461               2,551
           Computer equipment under capital lease                 1,389               1,960
                                                                ---------------------------
                                                                  4,787               5,522
           Less allowances for depreciation and
             amortization                                        (2,022)             (3,011)
                                                                ---------------------------
                                                                $ 2,765             $ 2,511
                                                                ===========================

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

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



4. LONG-TERM DEBT AND LEASES

Long-term debt and capital lease obligations consist of the following:

                                                                 DECEMBER 31
                                                             1997           1998
                                                           -----------------------
                                                                 (In thousands)

     13.5% Note payable due March 31, 2001 (1)             $  4,000       $  4,000
     Less discount                                              292            314
                                                           -----------------------
                                                              3,708          3,686

     12% Note payable due in quarterly installments
        through April 30, 2001 (2)                               --          4,444

     Unsecured note payable due in quarterly
        installments through April 30, 2001, interest
        at 8%                                                    --            535

     Unsecured obligation due in monthly installments
        through December 15, 1999, interest at 8.5%              --          1,374

     Loan from product development joint venture due
        August 31, 2002 (3)                                      --            536

     Other debt                                                  11             52
     Capital lease obligations, various imputed interest
        rates and monthly payments                              758            681
                                                           -----------------------
                                                              4,477         11,308
     Less current portion                                      (408)        (3,629)
                                                           -----------------------
                                                           $  4,069       $  7,679
                                                           =======================

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



4. LONG-TERM DEBT AND LEASES (CONTINUED)

(1) This note is secured by a first lien on equipment, accounts receivable and software and related material. In addition, this note requires periodic issuance of warrants to purchase shares of the Company's common stock (see
     Note 7).

(2) This note is secured by a lien junior to the $4,000,000, 13.5% note payable due March 31, 2001, on equipment, accounts receivable and software and related material. The lender has also been granted a contingent warrant to purchase 962,055 shares of the Company's common stock, exercisable at $.01 per share only upon an event of default as defined in the loan agreement.

(3) The Company entered into a software development joint venture agreement for a specific project, whereby the Company may borrow from co-developer fifty percent of the associated development cost, up to $600,000. The loan is non-interest bearing and repayment is due by the earlier of August 31, 2002 or as future revenue is recognized from the sales of the jointly developed product. The Company expects to repay this loan in 1999 and accordingly the balance is included in the current portion of long term debt.

The Company's notes payable and long-term debt agreements contain restrictive covenants restricting additional borrowings, the incurrence of liens on assets, the acquisition and disposition of assets, capital expenditures and distributions to shareholders.

Under a sublease agreement, the Company leases office space from Quadram Corporation ("Quadram"), a wholly-owned subsidiary of Intelligent Systems Corporation (ISC). ISC and the chairman of ISC are shareholders' of the Company. The lease began in 1996 and ends November 2002 (subject to earlier termination if Quadram's lease is terminated). Rental expense under this agreement was $86,000, $145,000 and $310,000 for 1996, 1997 and 1998,
respectively.

Total rental expense was $1,108,000, $2,209,000 and $ 2,784,000 and for 1996,
1997, and 1998, respectively.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



4. LONG-TERM DEBT AND LEASES (CONTINUED)

Required payments by year for long-term debt, capital leases and noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1997, were as follows:

                                           LONG-TERM     CAPITAL     OPERATING
      YEAR ENDING DECEMBER 31,               DEBT        LEASES        LEASES
      ------------------------------------------------------------------------
                                                    (In thousands)

      1999                                 $ 3,212        $470         $2,032
      2000                                   1,250         124          2,005
      2001                                   6,479         105          1,880
      2002                                      --          59          1,880
      2003                                      --          --          1,806
                                           ----------------------------------
                                            10,941         758          9,603
      Less amount representing interest         --         (77)           (34)
                                           ----------------------------------
                                           $10,941        $681         $9,569
                                           ==================================

5. COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENT

In 1998, the Company entered into an agreement to terminate a royalty agreement that had previously been in place as a result of a software development agreement entered into by the Company and a customer. The Company had been required in the initial period of the original agreement to pay 10% of any sale, license or other grant of right to use the product which totaled less than $1,000,000 and 15% of any sale, license or other grant of right to use product which totaled more than $1,000,000. The fees were to increase incrementally each year until paid in full. The entire amount that would have been owed was capped at $6,027,000. In settlement, the Company issued a note payable of $4,694,000 and incurred a one time expense in 1998 of $4.3 million.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

In August 1997, the Company settled a copyright infringement lawsuit for $550,000. The Company has paid $350,000 as of December 31, 1998 and is paying the remaining $200,000 in equal quarterly installments of $50,000. The Company accrued an estimated reserve of $325,000 for this lawsuit at December 31, 1996 and accrued an additional $225,000 in 1997 when additional information regarding the total settlement of $550,000 became available.

6. INCOME TAXES

The provisions for income taxes for 1996, 1997 and 1998 are as follows:

                                        YEAR ENDED DECEMBER 31
                                       1996       1997      1998
                                       -------------------------
                                           (In thousands)

     Current tax expense:
        Federal                        $ 21       $ --      $ --
        Foreign                          54        128       188
        State                            --         --        --
                                       -------------------------
     Total current                       75        128       188

     Deferred tax expense (benefit):
        Federal                         181        248        --
        Foreign                          --         --        --
        State                            47         29        --
                                       -------------------------
     Total deferred                     228        277        --
                                       -------------------------
                                       $303       $405      $188
                                       =========================

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

Income tax expense for the year ended December 31, 1998 relates to current foreign withholding taxes payable. No additional income tax expense has been recorded for the year ended December 31, 1998 due to the Company's loss for the period and the related net operating loss carryforward position.

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:


                                                                   YEAR ENDED DECEMBER 31
                                                              1996          1997          1998
                                                           -----------------------------------
                                                                       (In thousands)

 Tax (benefit) at statutory federal rate                   $   150         $(5,239)     $(1,692)
 State taxes net of federal benefit                             31              --           --
 Research and development credit                              (490)             --           --
 Foreign tax credits                                          (205)             --         (224)
 Foreign withholding taxes                                       1             128          188
 Foreign operations not subject to U.S. tax                     58             349          (14)
 Meals and entertainment                                        34              34           74
 Other-net                                                     (16)           (305)        (306)
 Change in valuation allowance                                 740           5,438        2,162
                                                           ------------------------------------
 Total income tax expense                                  $   303         $   405       $  188
                                                           ====================================

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

Components of U.S. deferred tax assets (liabilities) are as follows:

                                                                        DECEMBER 31
                                                            1996            1997        1998
                                                         -------------------------------------
                                                                      (In thousands)

Deferred tax assets:
   Net operating loss carryforwards                      $ 1,349         $ 4,126      $  5,591
   Accruals not deductible for tax purposes                  445           2,424         2,629
   General business credit carryforwards                   1,771           1,280         1,567
   Foreign tax credit carryforwards                           69             407           316
   Minimum tax credit carryforwards                          207             185           213
   Property and equipment, principally due to
     depreciation                                             --              --             9
                                                         -------------------------------------
Total gross deferred tax assets                            3,841           8,422        10,325

Deferred tax liability:
   Property and equipment, principally due to
     depreciation                                            (40)           (109)           --
   Amortization of intangibles                              (912)           (263)         (113)
                                                         -------------------------------------
Total gross deferred tax liabilities                        (952)           (372)         (113)

Less valuation allowance                                  (2,612)         (8,050)      (10,212)
                                                         -------------------------------------
Net deferred tax asset                                   $   277         $    --      $     --
                                                         =====================================

At December 31, 1998, the Company had general business and foreign tax carryforwards which expire in 1999 through 2013 and AMT credit carryforwards available to offset future federal income tax liabilities totaling approximately $2,100,000. The Company has net loss carryforwards of $7,900,000 generated through December 31, 1997 and net operating loss of $3,400,000 generated in the year ended December 31, 1998 for federal income tax purposes which may be carried forward through 2012 and 2018, respectively.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



6. INCOME TAXES (CONTINUED)

In addition, the Company's foreign subsidiaries had cumulative losses of $3,500,000 at December 31, 1998. The tax benefits of these credit carryforwards and net operating loss carryforwards can be realized only through their application to taxable income arising from future successful operations of the Company. These credit and net operating loss carryforwards may be subject to certain limitations under Section 382 in the event of an ownership change. Due to the uncertainty of the Company's ability to fully realize the benefits of the credit carryforwards, a valuation allowance has been recorded against net deferred tax assets. When recognized, the tax benefit of those items will be applied to reduce future income tax amounts.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

In October 1997 the Company's Board of Directors approved a five-for-one stock split effected as a stock dividend. Accordingly, all the share data has been retroactively adjusted to reflect these changes.

WARRANTS

Pursuant to a 1992 loan agreement between the Company and Sirrom Capital, L.P. (Sirrom), Sirrom obtained a warrant to purchase 150,000 shares of the Company's common stock at an exercise price of $.002 per share. The warrant was exercised in August 1997.

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

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

In connection with a financing agreement entered into with Sirrom on September 26, 1997, the Company issued warrants to purchase 37,660 shares of the Company's common stock at an exercise price of $.002 per share which were fully exercisable and outstanding at December 31, 1997. The warrant was valued at approximately $300,000. If the debt remains outstanding for certain periods during the term of the financing arrangement the Company is required to issue warrants to purchase additional shares. During 1998, the Company issued warrants to purchase 47,500 additional shares exercisable at $.002 per share and valued these additional warrants at approximately $147,000. Warrants issued under this financing agreement provide the holder of the warrant the right and option to sell to the Company the warrants for a period of thirty days immediately prior to the expiration of the warrant, at a purchase price equal to the fair market value of the shares of common stock that would be issued upon exercise of the warrant. Warrants issued under this agreement expire March 31, 2001.

In connection with the June 17, 1998 Series A-1 preferred stock issuances and Sirrom's required consent to the issuances pursuant to the terms of the Sirrom financing agreement, the Company granted Sirrom contingent warrants to purchase up to 58,262 shares of common stock, exercisable at $.01, but only immediately prior to the event of a distribution of assets or funds of the Company to Series A-1 preferred stockholders.

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

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

Proforma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method prescribed by that statement. The fair value for these awards were estimated at the date of grant using the minimum value method with the following weighted-average assumptions for 1996, 1997 and 1998: risk-free interest rate of 6% for 1996 and 1997 and 5.5% for 1998; dividend yields of 0%; and a weighted-average expected life of the awards of 8 years, 8 years and 7 years, respectively. The weighted average fair value of awards during 1996, 1997 and 1998 was $.26, $.66 and $.93 per share, respectively.

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               DECEMBER 31
                                                1996               1997             1998
                                             ---------------------------------------------
                                                               (In thousands)

           Net income (loss)                 $    89             $(17,032)         $(5,255)

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

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

The following table summarizes option activity for 1996, 1997 and 1998 under the Company's stock option plans.

                                                                                    WEIGHTED
                                                                 EXERCISE PRICE      AVERAGE
                                                  SHARES            RANGE         EXERCISE PRICE
                                                 -----------------------------------------------

Outstanding at January 1, 1996                      415,830      $   0 - $0.80        $ 0.79
   Granted                                          504,670       0.80 -  3.10          1.20
   Exercised                                         (4,000)                 0             0
                                                 -------------------------------------------
Outstanding at December 31, 1996                    916,500          0 -  3.10          1.02
   Granted                                          297,075               3.10          3.10
   Expired                                         (153,740)              3.10          3.10
   Exercised                                         (1,750)                 0             0
                                                 -------------------------------------------
Outstanding at December 31, 1997                  1,058,085       0.80 -  3.10          1.30
   Granted                                          339,000               3.10          3.10
   Exercised                                         (8,335)              3.10          3.10
   Expired                                          (81,250)              3.10          3.10
                                                 -------------------------------------------
Outstanding at December 31, 1998                  1,307,500      $0.80 - $3.10         $1.30
                                                 ===========================================

Exercisable at December 31, 1996                    315,160      $   0 - $3.10         $0.80
Exercisable at December 31, 1997                    583,845      $0.80 - $3.10         $1.04
Exercisable at December 31, 1998                    796,581      $0.80 - $3.10         $1.24

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

Options outstanding at $.80 per share totaled 827,250 of which 643,643 were exercisable at December 31, 1998. The weighted average remaining contractual life of options exercisable at $.80 per share was 7.0 years at December 31, 1998. Options outstanding at $3.10 per share totaled 476,000 of which 152,938 were exercisable at December 31, 1998. The weighted average remaining contractual life of options exercisable at $3.10 per share was 9.0 years at December 31, 1998.

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

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

At December 31, 1998, a total of 6,895,311 shares of the Company's common stock were reserved for the exercise of outstanding stock warrants and options and conversion of convertible preferred stock.

PREFERRED STOCK

In 1998 the Company amended and restated its Articles of Incorporation to authorize 10,000,000 shares of preferred stock and designate 2,779,689 shares as Series A-1 Convertible Participating Preferred Stock. Each share of Series A-1 Preferred Stock is convertible at any time after the date of issuance into a number of shares of common stock, determined by dividing the Series A-1 original cost by the Series A-1 conversion price that is currently in effect. Upon issuance, the conversion price is deemed to be the original price. Each share of Series A-1 Preferred Stock entitles it's holder to voting rights equivalent to those that would exist if the holder were to convert to common stock and to receive $5.72 per share plus accrued dividends in the event of involuntary or voluntary liquidation, adjusted for any combinations, consolidations, stock splits, or stock distributions or dividends. The collective Series A-1 Preferred Stock shareholders have the right to appoint and remove, at their discretion, one member of the Company's Board of Directors. In 1998 the Company issued 2,779,689 shares of Series A-1 Preferred Stock in exchange for $7.5 million in cash (less issuance costs) and 1,342,626 shares of previously outstanding shares of common stock which were retired.

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. All employees who have completed three months of service are eligible to participate in the Plan and are fully vested. Effective July 1, 1998 the Company amended the plan to provide for an employer matching contribution equal to 20% of up to 6% of eligible compensation deferred by the employee. Prior to this amendment, employer contributions were discretionary. Contribution expense related to the Plan during 1996, 1997, and 1998 was $100,000, $200,000 and $194,000, respectively.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



9. FOREIGN OPERATIONS

Export sales were $8.8 million, $20.7 million and $27.6 million in 1996, 1997, and 1998, respectively. Such revenues were derived principally from Australia, New Zealand, Canada, West Indies, South Africa and South America. Accounts receivable (billed and unbilled) arising from foreign revenues total $8 million and $12.1 million as of December 31, 1997 and 1998, respectively.

Information about the Company's operations by geographic area is as follows:

                                                   1996        1997          1998
                                                 ----------------------------------
                                                          (In thousands)

     UNITED STATES
     Revenues                                    $ 26,445     $ 32,543     $ 41,828
     Income (loss) from continuing
        operations                                    301      (14,662)      (4,826)
     Long-lived assets                              4,482        3,425        2,571
     Identifiable Assets                           16,086       16,148       21,324

     EUROPE/FAR EAST
     Revenues                                    $    479     $    244     $  4,077
     Income (loss) from continuing
        operations                                   (162)      (1,153)        (149)
     Long-lived assets                                 12          179          434
     Identifiable Assets                              108          340          709

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



10. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non cash transactions and additional cash flow information:

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                           1996     1997     1998
                                                        ----------------------------
                                                                   (In thousands)

     Furniture and equipment acquired under
        capital lease obligations                          $933      $358     $  382
                                                        ============================
     Cash paid for interest                                $204      $277     $1,303
                                                        ============================
     Cash paid for income taxes                            $ 65      $128     $  188
                                                        ============================

11. YEAR 2000 DATE CONVERSION (UNAUDITED)

The Company develops software products which are date sensitive and affected by the Year 2000 issue. The Company believes that it has taken all steps necessary to ensure that all currently supported mainframe products, with the exception of CardPac(TM) and VISION21(TM) products, are Year 2000 ready. The Company anticipates completing testing and reprogramming procedures to ensure Year 2000 readiness for currently supported non-mainframe products by the third quarter of 1999. The Company has taken steps to inform users of CardPac and VISION21 products that such products are not Year 2000 ready and that the Company does not plan to modify such products to ensure Year 2000 readiness. Accordingly, the Company would not be responsible for Year 2000 problems related to CardPac or VISION21 products. In early 1999, internal use software programs not already upgraded, will be upgraded to provide for Year 2000 compliance.

The Company is communicating with vendors and other third party service providers regarding the status of their Year 2000 readiness. The Company's operations may be affected by Year 2000 issues affecting third parties with whom it has relationships (e.g., utilities and banks). A Year 2000 problem affecting those third parties that the Company relies upon, may have a material adverse effect on its business, financial condition and

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



11. YEAR 2000 DATE CONVERSION (UNAUDITED) (CONTINUED)

results of operations. The Company is not aware of any third parties on which the Company's operations materially rely, that will not be Year 2000 ready, but can not fully assess the potential exposure of third parties.

Many hardware, operating systems and application products developed by third parties interact or operate with the Company's software products. In addition, customers or others may modify the Company's software products after they have been installed. The Company can not assess the Year 2000 readiness of these third parties' hardware and software products, operating systems or modified software products. If these third party products are not Year 2000 ready, it could adversely affect the performance and functionality of the Company's products that work with these products. Although the Company would not be responsible for these Year 2000 problems, it is unable to assess the effect they may have on the Company's business, financial condition and results of operations.

The Company has incurred significant costs to make its products and internal systems Year 2000 ready, consisting primarily of internal labor costs. The Company does not expect the cost of future Year 2000 readiness to be material to its financial statements. A contingency plan for business continuation will be developed in the event that any vendor-supplied software does not meet the Company's Year 2000 readiness deadlines, or in the event of a systems failure due to the Year 2000. There can be no assurance that assessments to date will prove to be accurate. Serious deficiencies which are not currently identified or fully understood may arise in the future and may have a material adverse impact on the Company's business, financial conditions and results of operations.

                          PaySys International, Inc.
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)



12. SUBSEQUENT EVENTS (UNAUDITED)

On April 15, 1999, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement ("the Agreement") pursuant to which the Company issued a $15,000,000 Senior Subordinated Note ("Note"). The proceeds were applied to retirement of the 13.5% $4,000,000 note payable due March 31, 2001 and of the remaining $4,193,840 principal amount of the 12% note payable due April 30, 2001. The balance of the proceeds will be used for general corporate purposes.

The Note is payable on April 15, 2006, and bears interest at 12.5% annually, to be paid quarterly in arrears beginning in June 1999. Beginning in June 2003 and continuing each quarter through March 2006, the Company must redeem $1,250,000 in aggregate principal plus accrued and unpaid interest. Redemption of the outstanding principal amount of the Note, including accrued and unpaid interest, is required upon the closing of an initial public offering resulting in at least $25 million in proceeds, a change in control or a qualified disposition, as defined in the Agreement. The Agreement contains covenants restricting additional borrowings, the incurrence of liens on assets, the acquisition and disposition of assets, capital expenditures and distributions to shareholders.

The Company issued a common stock purchase Warrant covering 999,563 shares at an exercise price of $0.01 per share in conjunction with the issuance of the Note. The Warrant is exercisable between April 15, 1999 and April 15, 2006. In the event of a change in control or an event of default, as defined in the Agreement, or within one year of the redemption of all outstanding shares of Series A-1 Preferred Stock, the holder or holders of the Warrant have the right to put the Warrant to the Company at the then current fair market value of the shares underlying the Warrant. Warrantholders have certain rights to purchase future subordinated debt issued by the Company, according to their pro rata holdings of warrants and warrant shares to total stock outstanding.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Visibility Inc.:

We have audited the accompanying consolidated balance sheets of Visibility Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visibility Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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


                                                            Arthur Andersen LLP



Boston, Massachusetts
April 20, 1999

                        VISIBILITY INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                    ASSETS
                                                                                      1998              1997
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,162,605     $  2,629,725
   Accounts receivable, net of allowance for doubtful accounts of $424,000 and
     $484,000 in 1998 and 1997, respectively                                         8,563,901        3,820,103
   Prepaid expenses and other current assets                                           509,604          304,997
                                                                                  ------------     ------------

              Total current assets                                                  10,236,110        6,754,825

PROPERTY AND EQUIPMENT, NET                                                          1,112,122        1,308,133

OTHER ASSETS                                                                           225,348          144,090
                                                                                  ------------     ------------

              Total assets                                                        $ 11,573,580     $  8,207,048
                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Short-term bank loans                                                          $  1,500,000     $  1,500,000
   Current portion of capital lease obligations                                        188,068          285,997
   Accounts payable                                                                  3,220,513        2,156,923
   Accrued expenses                                                                  3,507,122        3,234,427
   Deferred revenue                                                                  5,986,378        4,716,824
                                                                                  ------------     ------------

              Total current liabilities                                             14,402,081       11,894,171

NOTES PAYABLE TO SHAREHOLDERS                                                        1,602,378        1,525,453

CAPITAL LEASE OBLIGATIONS                                                              192,706          122,441

DEFERRED RENT                                                                          118,811           92,409

DEFERRED INCOME TAXES                                                                  115,000          115,000
                                                                                  ------------     ------------

              Total liabilities                                                     16,430,976       13,749,474
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 10)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
   Series A redeemable convertible preferred stock, $.001 par value-
     Authorized, issued and outstanding--1,881,721 shares, at redemption value
       (liquidation preference of $5,250,000)                                        5,250,000        5,250,000
   Series B redeemable convertible preferred stock, $.001 par value-
     Authorized, issued and outstanding--1,628,700 shares, at redemption value
       (liquidation preference of $879,500)                                            879,500          879,500
   Series C redeemable convertible preferred stock, $.001 par value-
       Authorized, issued and outstanding--337,331 shares, at redemption value       2,250,000        2,250,000
       (liquidation preference of $2,250,000)                                     ------------     ------------

             Total redeemable convertible preferred stock                            8,379,500        8,379,500

STOCKHOLDERS' DEFICIT
   Common stock, $.001 par value-
     Authorized--15,000,000 shares
     Issued and outstanding--1,189,669 shares                                            1,190            1,190
   Additional paid-in capital                                                          452,397          452,397
   Accumulated deficit                                                             (13,692,297)     (14,371,273)
   Accumulated other comprehensive income (loss)                                         1,814           (4,240)
                                                                                  ------------     ------------

              Total stockholders' deficit                                          (13,236,896)     (13,921,926)
                                                                                  ------------     ------------
              Total liabilities, redeemable convertible preferred stock and
                stockholders' deficit                                             $ 11,573,580     $  8,207,048
                                                                                  ============     ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                1998             1997              1996

REVENUES:
   Software licenses                                        $ 10,580,620     $  7,468,984     $  4,981,589
   Maintenance and support services                           15,648,548       11,866,985       11,214,147
   Hardware equipment sales                                    3,963,723        2,513,204        3,786,319
                                                            ------------     ------------     ------------

                                                              30,192,891       21,849,173       19,982,055
                                                            ------------     ------------     ------------

COST OF REVENUES:
   Software licenses                                           2,140,600        1,382,908        1,212,307
   Maintenance and support services                            8,874,150        7,825,208        7,722,279
   Hardware equipment sales                                    3,208,613        1,997,848        3,296,766
                                                            ------------     ------------     ------------

                                                              14,223,363       11,205,964       12,231,352
                                                            ------------     ------------     ------------

         Gross profit                                         15,969,528       10,643,209        7,750,703

OPERATING EXPENSES:
   Selling and marketing                                       5,928,999        5,231,012        6,347,771
   Research and development                                    6,628,824        5,370,082        3,931,914
   General and administrative                                  2,372,088        2,934,459        3,230,043
                                                            ------------     ------------     ------------

                                                              14,929,911       13,535,553       13,509,728
                                                            ------------     ------------     ------------

         Income (loss) from operations                         1,039,617       (2,892,344)      (5,759,025)

INTEREST EXPENSE, NET                                            315,392          448,801          252,996

OTHER (INCOME) EXPENSE, NET                                      (19,751)          19,169           25,695
                                                            ------------     ------------     ------------

         Income (loss) before provision for income taxes         743,976       (3,360,314)      (6,037,716)

PROVISION FOR INCOME TAXES                                        65,000               --           10,440
                                                            ------------     ------------     ------------

         Net income (loss)                                  $    678,976     $ (3,360,314)    $ (6,048,156)
                                                            ============     ============     ============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                           AND STOCKHOLDERS' DEFICIT
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                   -------------------------REDEEMABLE CONVERTIBLE PREFERRED STOCK---------------------------

                                       REDEEMABLE CONVERTIBLE          REDEEMABLE CONVERTIBLE         REDEEMABLE CONVERTIBLE
                                          PREFERRED STOCK                 PREFERRED STOCK               PREFERRED STOCK
                                             SERIES A                       SERIES B                       SERIES C
                                      SHARES          AMOUNT         SHARES          AMOUNT          SHARES          AMOUNT

BALANCE, DECEMBER 31, 1995                  --     $         --             --     $         --              --    $       --

 COMPREHENSIVE LOSS:

   Net loss                                 --               --             --               --              --            --

   Comprehensive loss                       --               --             --               --              --            --
                                   -----------     ------------    -----------     ------------     -----------    ----------

BALANCE, DECEMBER 31, 1996                  --               --             --               --              --            --

   Issuance of Series A
   preferred stock                   1,881,721        5,250,000             --               --              --            --

   Conversion of common stock
   to preferred stock                       --               --      1,628,700          879,500         337,331     2,250,000

 COMPREHENSIVE LOSS:

   Net loss                                 --               --             --               --              --            --

   Foreign currency translation
   adjustment                               --               --             --               --              --            --

   Comprehensive loss                       --               --             --               --              --            --
                                   -----------     ------------    -----------     ------------     -----------    ----------

BALANCE, DECEMBER 31, 1997           1,881,721        5,250,000      1,628,700          879,500         337,331     2,250,000

COMPREHENSIVE INCOME:

   Net income                               --               --             --               --              --            --

   Foreign currency translation
   adjustment                               --               --             --               --              --            --

   Comprehensive income                     --               --             --               --              --            --
                                   -----------     ------------    -----------     ------------     -----------    ----------

BALANCE, DECEMBER 31, 1998           1,881,721     $  5,250,000      1,628,700     $    879,500         337,331    $ 2,250,000
                                   ===========     ============    ===========     ============     ===========    ===========

                                  ---------------------------------------STOCKHOLDERS' DEFICIT----------------------------

                                     COMMON STOCK            ADDITIONAL    COMPREHENSIVE    ACCUMULATED        ACCUMULATED
                                  SHARES         AMOUNT       PAID-IN      INCOME (LOSS)       OTHER             DEFICIT
                                                              CAPITAL                      COMPREHENSIVE
                                                                                           INCOME (LOSS)

BALANCE, DECEMBER 31, 1995         3,155,700   $    3,156   $ 3,579,931                    $          --      $ (4,962,803)

 COMPREHENSIVE LOSS:

   Net loss                               --           --            --   $ (6,048,156)               --        (6,048,156)
                                                                          ------------

   Comprehensive loss                     --           --            --   $ (6,048,156)               --                --
                                  ----------   ----------   -----------   ============     -------------      ------------

BALANCE, DECEMBER 31, 1996         3,155,700        3,156     3,579,931                               --       (11,010,959)

   Issuance of Series A
   preferred stock                        --           --            --                               --                --

   Conversion of common stock
   to preferred stock             (1,966,031)      (1,966)   (3,127,534)                              --                --

 COMPREHENSIVE LOSS:

   Net loss                               --            --           --   $ (3,360,314)               --        (3,360,314)

   Foreign currency translation
   adjustment                             --            --           --         (4,240)           (4,240)               --
                                                                          ------------

   Comprehensive loss                     --            --           --   $ (3,364,554)               --                --
                                  ----------   -----------  -----------   ============     -------------      ------------

BALANCE, DECEMBER 31, 1997         1,189,669         1,190      452,397                          (4,240)       (14,371,273)

COMPREHENSIVE INCOME:

   Net income                             --            --           --   $    678,976                --           678,976

   Foreign currency translation           --            --           --          6,054             6,054                --
   adjustment                                                             ------------


   Comprehensive income                   --            --           --   $     685,030               --                --
                                  ----------   -----------  -----------   =============    -------------      ------------

BALANCE, DECEMBER 31, 1998         1,189,669   $     1,190  $   452,397                    $       1,814      $(13,692,297)
                                  ==========   ===========  ===========                    =============      ============













                                   --------------

                                        TOTAL
                                    STOCKHOLDERS'
                                       DEFICIT

BALANCE, DECEMBER 31, 1995         $ (1,379,716)

 COMPREHENSIVE LOSS:

   Net loss                          (6,048,156)

   Comprehensive loss                        --
                                   ------------

BALANCE, DECEMBER 31, 1996           (7,427,872)

   Issuance of Series A
   preferred stock                           --

   Conversion of common stock
   to preferred stock                (3,129,500)

 COMPREHENSIVE LOSS:

   Net loss                          (3,360,314)

   Foreign currency translation
   adjustment                            (4,240)

   Comprehensive loss                        --
                                   ------------

BALANCE, DECEMBER 31, 1997          (13,921,926)

COMPREHENSIVE INCOME:

   Net income                           678,976

   Foreign currency translation
   adjustment                             6,054

   Comprehensive income                      --
                                   ------------

BALANCE, DECEMBER 31, 1998         $(13,236,896)
                                   ============



                 The accompanying notes are an integral part of
                   these consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                           1998              1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $   678,976       $(3,360,314)      $(6,048,156)
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
     Depreciation and amortization                                         734,440           911,003         1,140,699
     Interest expense capitalized to debt                                   76,925            57,016                --
     Changes in assets and liabilities, net of assets acquired-
       Accounts receivable, net                                         (4,743,798)         (377,113)          987,236
       Prepaid expenses and other current assets                          (204,607)         (128,544)          163,168
       Accounts payable                                                  1,063,590          (167,529)          670,570
       Accrued expenses                                                    272,695           201,367           380,577
       Deferred revenue                                                  1,269,554           557,387         1,760,649
       Deferred rent                                                        26,402            26,403            26,402
                                                                       -----------       -----------       -----------
              Net cash used in operating activities                       (825,823)       (2,280,324)         (918,855)
                                                                       -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition, net of cash acquired                                      (126,000)          (23,346)               --
   Purchases of fixed assets                                              (206,878)         (372,292)       (1,026,353)
   Other assets                                                             (3,078)           15,626             3,858
                                                                       -----------       -----------       -----------
              Net cash used in investing activities                       (335,956)         (380,012)       (1,022,495)
                                                                       -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Series A preferred stock                           --         3,500,000                --
   Proceeds from issuance of notes payable                                      --         2,200,000           800,000
   Repayment of notes payable                                                   --          (250,000)         (172,817)
   Payment of capital lease obligation                                    (311,395)         (358,092)         (352,771)
   Payments of short-term bank loans, net                                       --          (600,000)        2,100,000
                                                                       -----------       -----------       -----------
              Net cash provided by (used in) financing
              activities                                                  (311,395)        4,491,908         2,374,412
                                                                       -----------       -----------       -----------
FOREIGN EXCHANGE IMPACT ON CASH                                              6,054            (4,240)               --
                                                                       -----------       -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,467,120)        1,827,332           433,062

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             2,629,725           802,393           369,331
                                                                       -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 1,162,605       $ 2,629,725       $   802,393
                                                                       ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                          $   242,771       $   236,980       $   183,487
                                                                       ===========       ===========       ===========
     Income taxes                                                      $        --       $        --       $        --
                                                                       ===========       ===========       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND
INVESTING ACTIVITIES:
   Acquisition of equipment under capital lease                        $   283,731       $        --       $    32,768
                                                                       ===========       ===========       ===========
   Conversion of notes payable into 627,240 shares of Series A
     Redeemable Convertible Preferred Stock                            $        --       $ 1,750,000       $        --
                                                                       ===========       ===========       ===========
   Acquisition of certain assets of the former European
   distributor-
     Fair value of assets acquired-
       Equipment                                                       $        --       $   109,135       $        --
       Goodwill and other intangible assets                                126,000           140,865                --
                                                                       -----------       -----------       -----------
                                                                           126,000           250,000                --
     Forgiveness of Visibility debt, net                                        --          (226,654)               --
                                                                       -----------       -----------       -----------
              Cash payment for acquisition                             $   126,000       $    23,346       $        --
                                                                       ===========       ===========       ===========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998




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

         Management believes that its current cash reserves and available borrowings under the Company's bank line of credit will provide sufficient working capital to finance the Company through December 31, 1999. The Company may attempt to raise additional capital during 1999 in order to fund operations, product marketing and development, and working capital requirements. There can be no assurance that additional financing will be available or on terms favorable to the Company.

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

         Reclassifications

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

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         Foreign Currency Translation

         The functional currency for the Company's United Kingdom subsidiary is the British pound sterling. Gains (losses) from foreign currency translations of the United Kingdom subsidiary are credited or charged to accumulated other comprehensive income (loss), which is included as a component of stockholders' equity in the accompanying consolidated balance sheets. The functional currency of the Company's other foreign operations is the U.S. dollar. Gains and losses resulting from the remeasurement of foreign currencies into U.S. dollars for these subsidiaries are included in the results of operations and the amounts are insignificant.

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

         Revenue Recognition

         In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 was adopted by the Company effective January 1, 1998 and has not had a material effect on revenue recognition. In accordance with the provisions of SOP 97-2, the Company recognizes revenue from noncancelable software licenses upon product shipment, provided collection is probable and no significant vendor and postcontract customer obligations remain at the time of shipment. Sales of the Company's products do not require significant production, modification or customization of software. Installation of the software is routine, requires insignificant effort and is not essential to the functionality of the system or software. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Postcontract support (maintenance) service fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services. Long-term service and development contracts are recognized using the percentage of completion method. Revenue from equipment sales is recognized upon shipment of the equipment.

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

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         This statement requires that long-lived assets, including intangibles, be reviewed for impairment whenever events or changes in circumstances, such as a change in market value, indicates that the asset's carrying amounts may not be recoverable. Impairment losses are to be measured and recorded based on the fair value of the asset.

         Capitalized Software Development Costs

         The Company capitalizes certain software development costs after technological feasibility of the product has been established. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company capitalized no software developments costs during 1998, 1997 and 1996, as the costs incurred after technological feasibility was established were deemed to be immaterial. Capitalized software costs are amortized ratably over the useful life of the product, generally two years, and are charged to cost of revenues. There was no amortization expense for the years ended December 31, 1998 and 1997 relating to capitalized software. Amortization expense for the year ended December 31, 1996 was $312,000, including $111,000 of previously capitalized software costs expensed to cost of revenues because their future realization was uncertain.

         Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

         Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's year ending December 31, 2000. Management believes that this statement will not have a significant impact on the Company.

         In March 1998, the AICPA issued Statement of Position (SOP) 98-4, which amends certain provisions of SOP 97-2. The Company believes it is in compliance with the provisions of SOP 97-2 as amended by SOP 98-4. However, detailed implementation guidelines for this standard have not been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices, and such changes could be material to the Company's results of operations. In December 1998, the AICPA issued Statement of Position 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until 2000. The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         In March 1998, the AICPA issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. The Company is required to adopt this standard in 1999 and is currently evaluating the impact that its adoption will have on the consolidated financial position and results of operations of the Company.

(3)      ACQUISITION

         On May 15, 1997, the Company established a wholly owned UK subsidiary, Visibility Europe Ltd. (the Subsidiary), which acquired certain equipment and intangible assets of the Company's then European distributor, whose parent company was formerly also a minority stockholder of the Company, for $250,000. The purchase price was allocated $109,135 to equipment and $140,865 to goodwill and other intangibles, which are being amortized on a straight line basis over three years. This acquisition was accounted for as a purchase. Additional purchase price is contingent on the Subsidiary achieving certain profitability levels for 1997 and 1998, which the Company did not meet in 1997. The Company achieved the 1998 targeted profitability, resulting in an additional $126,000 of contingent consideration. This contingent payment has been accounted for as an addition to goodwill. Pro forma information for this acquisition has not been presented as the impact was not material.

(4)      PROPERTY AND EQUIPMENT

         Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred.

         Fixed assets consist of the following at December 31, 1998 and 1997:


                                                      ESTIMATED
                                                     USEFUL LIVES        1998            1997

              Furniture and fixtures                     5 years      $  528,255      $  591,253
              Equipment                                1-3 years       3,192,787       2,717,463
              Computer software                          3 years         541,847         463,482
              Leasehold improvements                  2-10 years         350,411         350,493
                                                                      ----------      ----------

                                                                       4,613,300       4,122,691

              Less--Accumulated depreciation and
              amortization                                             3,501,178       2,814,558
                                                                      ----------      ----------

                                                                      $1,112,122      $1,308,133
                                                                      ==========      ==========

         Included above is equipment held under capital leases with a cost of $943,950 and $1,683,114, and accumulated amortization of $531,633 and $1,358,397 at December 31, 1998 and 1997, respectively.

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



(5)      LINE OF CREDIT

         The Company has a line of credit with a bank which allows for borrowings of up to $2,500,000. Borrowings are limited to the lesser of a borrowing base calculation based on certain percentages of accounts receivable, as defined, or $2,500,000. The borrowing base at December 31, 1998 was $2,500,000. Interest accrues at the bank's prime lending rate (7.75% at December 31, 1998) plus 2%. Borrowings are secured by substantially all assets of the Company. At December 31, 1998, the Company had borrowed $1,500,000 under the line of credit. In connection with the November 1997 amendment of this agreement, the Company issued the bank a warrant to purchase 71,685 shares of common stock at an exercise prices of $2.79 per share. The fair value of this warrant was immaterial. In connection with the April 1998 amendment of this agreement, the bank will be issued a warrant to purchase 10,526 shares of common stock at an exercise price of $4.75 per share in the event the Company defaults under this agreement, as defined. To date, no warrants have been issued as the Company has been in compliance. The agreement also requires the Company to achieve minimum levels of profitability and quick ratio, as defined. The bank also requires the Company to cause outstanding borrowings to not exceed $1,500,000 for at least five consecutive days per quarter, among other restrictions. The Company was in compliance with these covenants as of December 31, 1998.

         Subsequent to year end, the bank agreed to renew the line of credit agreement through April 4, 2000 and lower the interest rate to prime plus 1.5%. Additionally, the requirement to cause outstanding borrowings to not exceed $1,500,000 for at least five consecutive days per quarter was increased to $1,750,000. The renewed agreement will also require the Company to achieve a minimum debt service coverage ratio, as defined.

(6)      LONG-TERM DEBT

         The Company has $327,000 of notes outstanding to a stockholder as of December 31, 1998 and December 31, 1997. The notes accrue interest at the prime rate (7.75% at December 31, 1998) plus 3% per annum. During 1997, the maturity date was extended to March 31, 1999. Subsequent to year end, the maturity date was further extended to January 1, 2000 and, accordingly, the outstanding borrowings and accrued interest of $473,000 are reflected as noncurrent in the accompanying balance sheet. The borrowings are secured by the Company's accounts receivable.

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

         The Company has $1,000,000 of borrowings under a senior subordinated note agreement due to a shareholder, the parent company of its former European distributor. The note plus accrued interest is reflected as a long-term note payable in the accompanying balance sheets and is due on May 15, 2000. The note is subject to acceleration provisions upon the closing of an initial public offering, sale or other disposition, as defined. The note accrues interest at 8% per annum, payable upon maturity, and is

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         unsecured. As part of the financing, the Company also issued a warrant for the purchase of up to 50,000 shares of common stock at $6.67 per share. The fair value of the warrant was not material. The warrant expires upon repayment of the senior subordinated note.

         Interest expense for 1998 and 1997 on these notes payable to stockholders totaled $120,000 and $110,000, respectively.

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

         Maintenance and service revenue from this stockholder for the years ended December 31, 1998, 1997 and 1996 was approximately $28,000, $48,000 and $44,000, respectively. The Company reimbursed this stockholder approximately $7,000, $188,000 and $323,000 in 1998, 1997 and 1996, respectively, for expenses incurred by the Company but paid by this stockholder. At December 31, 1998, accounts receivable included approximately $13,000 related to this stockholder.

(8)      BENEFIT PLAN

         The Company has a defined contribution plan, which is qualified under
         Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their salary. After one year of employment, the Company contributes 25% of the employee's contribution, up to a maximum of 6% of the employee's salary. Employer contributions may be suspended at the option of the Board of Directors. The Company's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were approximately $100,000, $86,000 and $21,000, respectively.

(9)      INCOME TAXES

         Income (loss) before income taxes for domestic and foreign operations are as follows:

                                          1998              1997              1996

              Domestic                $ 1,649,938       $(2,235,762)      $(5,161,809)
              Foreign                    (905,962)       (1,124,552)         (875,907)
                                      -----------       -----------       -----------

                                      $   743,976       $(3,360,314)      $(6,037,716)
                                      ===========       ===========       ===========

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         The provision for income taxes consists of the following for 1998, 1997 and 1996:


                                            1998         1997        1996

           Current tax expense-
              Federal                     $38,000      $    --      $    --
              State                        27,000           --       10,440
              Foreign                          --           --           --
                                          -------      -------      -------

                                          $65,000      $    --      $10,440
                                          =======      =======      =======

         The 1998 federal tax expense represents alternative minimum taxes payable and the 1998 state provision represents minimum and other non-income measured taxes. The Company utilized approximately $1,550,000 of federal and state net operating loss carryforwards in 1998 and reduced the valuation allowance accordingly.

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                                    1998       1997       1996

              Income tax provision (benefit) at statutory rate       34%       (34)%      (34)%
              State tax provision (benefit)                          10         (4)        (4)
              Impact of foreign tax rates                             9          3          4
              (Decrease) increase in valuation allowance            (59)        29         35
              Other                                                  15          6         (1)
                                                                    ---        ---        ---

                                                                      9%        --%        --%
                                                                    ===        ===        ===

         The Company has $5,850,000 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire in varying amounts through 2012 and are subject to the review and possible adjustment by the Internal Revenue Service. The Company has $3,622,000 of foreign net operating loss carryforwards available to reduce future taxable income in the foreign jurisdictions, if any.

         Section 382 of the Internal Revenue Code and the tax laws of certain foreign jurisdictions also contain provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined.

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         Significant components of deferred income taxes are as follows:

                                                               1998              1997
          Deferred tax liabilities-
                 Depreciation and other                    $   115,000           115,000
                                                           -----------       -----------

                       Total deferred tax liabilities      $   115,000       $   115,000
                                                           ===========       ===========

              Deferred tax assets-
                 Net operating loss carryforwards          $ 2,822,000       $ 3,266,000
                 Allowance for doubtful accounts               153,275           178,196
                 Deferred rent                                  48,713            37,887
                 Accrued benefits                              188,430           195,330
                 Tax credits                                   402,023           362,023
                 Other                                          59,054           102,736
                                                           -----------       -----------

                                                             3,673,495         4,142,172

              Valuation allowance                           (3,673,495)       (4,142,172)
                                                           -----------       -----------

                       Total deferred tax assets           $        --       $        --
                                                           ===========       ===========

         The valuation allowance at December 31, 1998 and 1997 relates to the uncertainty of realizing the tax benefits of the deferred tax assets.

(10)     COMMITMENTS AND CONTINGENCIES

         The Company leases facilities under various operating leases. The Company also leases certain equipment under noncancelable capital and operating leases. Future minimum lease commitments under all noncancelable operating and capital leases at December 31, 1998 are as follows:

                                                                       OPERATING       CAPITAL
                                                                        LEASES         LEASES

              1999                                                    $  320,057      $235,905
              2000                                                       302,699       108,442
              2001                                                       300,102       123,891
              2002                                                       305,197            --
              2003                                                       301,234            --
              Thereafter                                                 233,182            --
                                                                      ----------      --------

                       Total minimum lease payments                   $1,762,471       468,238
                                                                      ==========

              Less--Amount representing interest                                        87,464
                                                                                      --------

              Present value of minimum lease payments (including
              current portion of $188,068)                                            $380,774
                                                                                      ========

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         Total rent expense under noncancelable operating leases was approximately $464,000, $491,000 and $389,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(11)     CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially expose the Company to concentrations of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. The Company maintains reserves for potential credit losses.

         No one customer accounted for 10% or more of gross accounts receivable or total revenues in 1998, 1997 or 1996.

(12)     STOCKHOLDERS' EQUITY

         (a)      Preferred Stock

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

                  The Company issued 1,881,721 shares of Series A Redeemable Convertible Preferred Stock in exchange for $3,500,000 of cash plus the conversion of the $1,750,000 notes payable issued in 1997 and 1996. The Company also allowed common stockholders to convert 1,966,031 shares of common stock into 1,628,700 shares of Series B Redeemable Convertible Preferred Stock and 337,331 shares of Series C Redeemable Convertible Preferred Stock.

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

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



                  LIQUIDATION

                  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A, B and C Redeemable Convertible Preferred Stock are entitled to receive a $2.79, $.54 and $6.67 per share liquidation preference, respectively, plus accrued or unpaid dividends. If the assets available for distribution are insufficient to permit payment of the liquidation preference amount, then the holders of the preferred stock shall share ratably in any distribution, as defined. After distribution to the preferred stockholders of the full liquidation preference amount, any remaining assets available for distribution are distributed both to holders of common stock and preferred stock on a pro rata basis, assuming the preferred stock is converted into common stock. Any dissolution or liquidation resulting from an event of sale, as defined, with proceeds of greater than or equal to $15.00 per share on an as-converted basis, will not result in distributions in accordance with the foregoing, but rather all preferred stock will be converted into common stock and share in the proceeds on a pro rata basis.

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

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



         (b)      Stock Option Plans

                  In 1994, the Company adopted the Visibility Inc. and Subsidiaries Stock Option Plan (the 1994 Plan), which is administered by the Board of Directors. The 1994 Plan provides for the issuance to key employees and directors of the Company options to purchase shares of common stock. The maximum number of shares of common stock that may be issued under the 1994 Plan is 202,500 shares. Options are granted under the 1994 Plan at exercise prices not less than the fair value of the stock on the date of grant. The options are exercisable over periods determined by the Board of Directors and expire after 10 years from the date of grant.

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

                  The following summarizes the stock option activity under the Company's stock option plans:

                                                              WEIGHTED
                                                              AVERAGE
                                              OUTSTANDING     EXERCISE
                                                OPTIONS        PRICE

              Balance, December 31, 1995         202,500       $0.67
                Granted                          758,400        1.38
                Exercised                             --          --
                Canceled                        (232,500)       1.60
                                              ----------       -----

              Balance, December 31, 1996         728,400        1.11
                Granted                        1,098,850        0.20
                Exercised                             --          --
                Canceled                        (674,700)       0.63
                                              ----------       -----

              Balance, December 31, 1997       1,152,550        0.40
                Granted                          196,300        0.40
                Exercised                             --          --
                Canceled                        (162,499)       0.25
                                              ----------       -----

              Balance, December 31, 1998       1,186,351       $0.42
                                              ==========       =====

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



                  At December 31, 1998, 1997 and 1996, options to purchase 549,162, 364,600 and 256,200 shares were exercisable, respectively. The options exercisable at December 31, 1998, 1997 and 1996 had a weighted average exercise price of $0.49, $0.55 and $0.73, respectively. Options generally vest over three to four years. At December 31, 1998, 66,149 shares were available for future option grants.

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

                  Had compensation costs for the stock option plan been determined using the fair value-based method as prescribed by SFAS No. 123, the Company's 1998 net income and 1997 and 1996 net losses would have been decreased and increased, respectively, to the following pro forma amounts:

                                                  1998           1997             1996
                     Net income (loss)-
                      As reported                678,976      (3,360,314)      (6,048,156)
                      Pro forma                  665,174      (3,373,765)      (6,062,922)

                  Consistent with SFAS No. 123, pro forma compensation cost has not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

                  The weighted average per share fair values of options granted during 1998, 1997 and 1996 using the minimum value method were $0.09, $0.05 and $0.33, respectively. The values were estimated on the date of grant using the following weighted average assumptions for grants in 1998, 1997 and 1996: risk-free interest rate of 5.17%, 6.15% and 5.99%, respectively, expected life of five years, expected dividend yield of 0% and volatility factor of 0%.

                  The weighted average remaining contractual life of outstanding options was 7.98 years and the range of exercise prices was $0.20 to $1.67 at December 31, 1998.

                        VISIBILITY INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



(13)     FOREIGN OPERATIONS

         The following table summarizes the Company's operations by geographic area:


                                                      1998               1997               1996
               Revenues-
                North America                     $ 24,022,301       $ 19,592,990       $ 19,869,482
                Europe                               6,170,590          2,256,183            112,573
                                                  ------------       ------------       ------------

                       Consolidated total         $ 30,192,891       $ 21,849,173       $ 19,982,055
                                                  ============       ============       ============

              Income (loss) from operations-
                North America                     $  1,964,561       $ (1,767,792)      $ (4,883,118)
                Europe                                (924,944)        (1,124,552)          (875,907)
                                                  ------------       ------------       ------------

                       Consolidated total         $  1,039,617       $ (2,892,344)      $ (5,759,025)
                                                  ============       ============       ============

              Identifiable assets-
                North America                     $  7,872,620       $  6,204,875       $  6,500,699
                Europe                               3,700,960          2,002,173             66,039
                                                  ------------       ------------       ------------

                       Consolidated total         $ 11,573,580       $  8,207,048       $  6,566,738
                                                  ============       ============       ============

         Export sales were not material in 1998, 1997 or 1996.

                                                                    SCHEDULE II

                        VISIBILITY INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                                           NET
                                                        BALANCE AT      PROVISION      DEDUCTIONS        BALANCE AT
                                                       BEGINNING OF    CHARGED TO         FROM             END OF
                                                          PERIOD       OPERATIONS   FROM ALLOWANCE(1)      PERIOD

              Year Ended December 31, 1998                $  484         $   40         $  (100)           $  424
              Year Ended December 31, 1997                   518             99            (133)              484
              Year Ended December 31, 1996                   325            223             (30)              518


         (1) Accounts deemed uncollectable, net of recoveries.