Form 10-Q
period 1999-03-31
INTELLIGENT SYSTEMS CORP
filed 1999-05-17
CIK 320340

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999


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

     As of March 31, 1999, 5,104,467 shares of Common Stock were outstanding.



================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                      MARCH 31,    DECEMBER 31,
                                                                                        1999           1998
---------------------------------------------------------------------------------------------------------------
ASSETS                                                                            (Unaudited)       (Audited)
---------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                               $   943        $   461
  Accounts receivable, net                                                             1,525          2,165
  Notes and interest receivable                                                          209            189
  Inventories                                                                            612            741
  Other current assets                                                                   411            990
---------------------------------------------------------------------------------------------------------------
    Total current assets                                                               3,700          4,546
---------------------------------------------------------------------------------------------------------------
Long-term investments                                                                  8,622          8,593
Long-term notes receivable                                                                70             75
Property and equipment, at cost less accumulated depreciation and amortization           818          2,570
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                      6             15
 Other assets                                                                          1,300          1,300
---------------------------------------------------------------------------------------------------------------
Total assets                                                                         $14,516        $17,099
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                             $  1,429       $  2,078
  Accounts payable                                                                       526          1,727
  Accrued expenses and other current liabilities                                       1,377          2,568
---------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                          3,332          6,373
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           700            900
---------------------------------------------------------------------------------------------------------------
Minority interest                                                                        188            185
---------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized,
      5,104,467 outstanding at December 31, 1998 and March 31, 1999                       51             51
  Paid-in capital                                                                     24,046         24,046
  Foreign currency translation adjustment                                                 --           (197)
  Unrealized gain in available-for-sale securities                                        (3)           633
  Accumulated deficit                                                                (13,798)       (14,892)
---------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                        10,296          9,641
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $14,516        $17,099
===============================================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)



THREE MONTHS ENDED MARCH 31,                                                         1999            1998
------------------------------------------------------------------------------------------------------------
Net sales                                                                          $2,683          $4,804
Expenses:
  Cost of sales                                                                     1,386           3,725
  Marketing                                                                           376           1,025
  General & administrative                                                          1,030           2,151
  Research & development                                                              175           1,292
------------------------------------------------------------------------------------------------------------
Loss from operations                                                                 (284)         (3,389)
------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest expense                                                                    (38)            (43)
  Investment income, net                                                            1,417             722
  Other income (expense), net                                                           1             104
------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and minority interest                     1,096          (2,606)
------------------------------------------------------------------------------------------------------------
Income tax provision                                                                   --              --
------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                              1,096          (2,606)
------------------------------------------------------------------------------------------------------------
Minority interest                                                                       2               2
------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $1,094         $(2,608)
============================================================================================================
Basic and diluted net income (loss) per share based upon weighted
  average shares outstanding                                                        $0.21          $(0.51)
============================================================================================================
Basic weighted average shares outstanding                                       5,104,467       5,104,467
Diluted weighted average shares outstanding                                     5,271,041       5,104,467
============================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                                                      THREE MONTHS ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                                            1999              1998
-------------------------------------------------------------------------------------------------------------------

OPERATIONS:
   Net income (loss)                                                                  $1,094           $(2,608)
   Adjustments to reconcile net income (loss) to net cash used for operating activities, net of effects of acquisitions and dispositions:
         Depreciation and amortization                                                    78             1,282
         Gain from sale of assets                                                     (1,047)             (932)
         Equity in net loss (income) of affiliates                                      (371)              209
         Changes in operating assets and liabilities:
            Accounts receivable                                                          (42)              576
            Inventories                                                                   (7)               22
            Other current assets                                                         142            (1,408)
            Accounts payable                                                            (378)              411
            Accrued expenses and other current liabilities                                38              (431)
-------------------------------------------------------------------------------------------------------------------
Cash used for continuing operations                                                     (493)           (2,879)
===================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                                  1,187             1,497
   Acquisition of company, net of cash acquired                                           --                83
   Acquisitions of long-term investments                                                (200)              (50)
   Increase (decrease) in minority interest                                                2               (22)
   Advances under notes receivable, net                                                  (15)              (39)
   Dispositions (purchases) of property and equipment, net                               117              (120)
-------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                  1,091             1,349
===================================================================================================================

FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term
     borrowing arrangements                                                             (210)            1,777
   Foreign currency translation adjustment                                                94               (22)
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                        (116)            1,755
===================================================================================================================
Net increase in cash                                                                     482               225
Cash at beginning of period                                                              461                43
-------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                 $  943            $  268
===================================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and 1998. The interim results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 1998, as filed in our annual report on Form 10-K.

3. Sale of InterQuad Services - Effective February 1, 1999, we sold our ownership in the InterQuad Services (Services) subsidiary. Services provides technical and software training in England. We sold our interest in return for a 19 percent interest in a privately held U.K. company whose principal asset is a 49 percent ownership in InterQuad Group. InterQuad Group is a privately held U.K. based company that provides computer hardware, software, training and consulting services to businesses. Effective as of the date of the sale, we no longer consolidate the results of Services and record our minority investment in accordance with the accounting policies outlined in Note 1 to the Consolidated Financial Statements in the our Report on Form 10-K. Our cost basis is zero.

4. Sale of Information Advantage Stock - In January 1999, we sold our remaining 95,449 shares of common stock of Information Advantage (formerly IQ Software). In the first quarter, our results include a gain of $814,000 on the sale. Cash proceeds of the sale were $902,000.

5. Accounting Changes - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement requires companies to report comprehensive income and its components in their financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity in a period. We adopted the disclosure requirements of this statement in March 1998.

             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)

                                                              Three Months Ended March 31,
                                                                 1999            1998
============================================================================================
Net income (loss)                                              $1,094          $(2,608)
Other comprehensive income (loss):
   Foreign currency translation adjustments                       197              (22)
   Unrealized loss in available-for-sale securities              (636)            (348)
============================================================================================
Comprehensive income (loss)                                    $  655          $(2,978)
============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

In 1999, our principal operating subsidiaries in the technology sector are ChemFree and the QS Technologies subsidiary of HumanSoft (and InterQuad for the first month of the quarter). Our only health care subsidiary is PsyCare. For the same period last year, we also include the results of InterQuad for the entire quarter as well as the results of HumanSoft and its JK subsidiary, both of which are inactive presently as a result of HumanSoft's reorganization under Chapter
11. For more details on the HumanSoft reorganization, refer to Note 17 to our Consolidated Financial Statements in our Form 10-K for 1998. Much of the variance between the first quarter last year and this year is due to these changes in consolidated subsidiaries.

Although our consolidated companies are fewer this year compared to last year, our results improved. Both HumanSoft and InterQuad had generated sizable losses last year which are reduced this year. Results at our remaining subsidiaries also improved year-to-year. We also recognized approximately $1.0 million in gain in the first quarter of 1999 related to sales of investments in two software companies. The combination of these factors yielded a significant period-to-period improvement in our overall results.

Sales - We generate revenue from operations in two industry segments: technology-related products and services, and health care services. For the three month period ended March 31, 1999, net sales were $2,683,000, a decline of 44 percent compared to the first quarter in 1998. The major factor contributing to lower revenue is the sale of the InterQuad subsidiary. In addition, revenue declined due to the downsizing (and subsequent Chapter 11 reorganization) at HumanSoft and a reduction in the number of programs offered by the PsyCare subsidiary brought about by changes related to the managed health care environment. These declines were offset to some degree by increased revenue at the ChemFree subsidiary in both domestic and international markets.

Cost of sales - Cost of sales as a percentage of revenue decreased significantly in the first quarter this year compared to the same period last year. The improvement reflects mainly the following:

- reduction of the costs associated with the HumanSoft and InterQuad subsidiaries, both of which had higher overall cost of sales than the remaining subsidiaries

-        improved cost control at the PsyCare subsidiary

- increased revenue from leased products which carry higher margins at the ChemFree subsidiary

Operating Expenses - In the health care services sector, marketing and general and administrative expenses declined in both absolute dollars and as a percentage of revenue in the first quarter of 1999 compared to the first quarter last year. PsyCare reduced expenses and increased its efficiency as the number of program locations declined. In the technology sector, marketing and general and administrative expenses decreased both absolutely and as a percent of revenue. Most of the decline is related to the reduction in expenses associated with the HumanSoft and InterQuad subsidiaries. In addition, the ongoing operating companies successfully reduced the ratio of expenses to sales compared to the year-ago period. Research and development expense is lower in the first quarter of 1999 compared to last year due to the reduction in size at HumanSoft. In addition, the 1998 figures include a one-time charge of $944,000 for in-process research and development projects related to the acquisition of the JK subsidiary of HumanSoft in January 1998.

Interest Income - We had net interest expense of $38,000 in the first quarter of 1999, slightly lower than the first quarter of 1998 because interest related to InterQuad's bank borrowings was eliminated after we sold the company.

Investment Income - In the first quarter this year, we realized a gain of $814,000 on the sale of our remaining 95,449 shares of Information Advantage common stock, a gain of $233,000 on the sale of approximately 30 percent (155,500 shares) of our investment in a privately held software company, and $370,000 income in the equity of affiliates accounted for by the equity method. At the end of the quarter, we retain 456,750 shares and a warrant to purchase 225,000 additional shares in the private software company. By comparison, in the first quarter of 1998, we realized a gain of $947,000 on the sale of 104,000 shares of common stock of IQ Software (now Information Advantage), offset in part by $209,000 equity in losses of affiliate companies accounted for by the equity method.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company, principally the minority owners in our HumanSoft subsidiary.

Year 2000 Readiness - In our Annual Report on Form 10-K for the year ended December 31, 1998, we provided an overview of our status and plans related to potential problems arising from the inability of certain computer programs to correctly interpret dates designated as "00" as the year 2000 rather than the year 1900. We are on schedule to update any non-compliant internal computer systems by September 1999. Presently, we do not anticipate a material impact on our operations or financial position as a result of Year 2000 issues. However, as outlined in our Form 10-K, we have investments in a number of companies over which we do not exercise control. To the extent that any of these companies in which we have a significant investment experiences a material negative impact on their business, the value of our investment could be reduced. Furthermore, although our QS Technologies subsidiary has taken steps to give customers early notification that older, non-compliant software would not be supported and to upgrade customers to Y2K compliant software versions, there can be no assurance that the company will not be exposed to potential claims. We have not identified any business functions that is materially at risk of Year 2000 related disruption but are prepared to develop contingency plans when and if we identify them as being at risk.

FINANCIAL CONDITION

In the first three months of 1999, we derived $902,000 in cash from selling 95,449 shares of common stock of Information Advantage. In addition, we sold part of our investment in another privately held software company, generating $286,000 cash. We used approximately $200,000 cash during the first quarter of 1999 for new and follow-on investments and approximately $500,000 cash for operating expenses, a large part of which is related to corporate and HumanSoft expenses.

Changes in the balance sheet since December 31, 1998 related to decreases in receivables, inventory, fixed assets, notes payable, accounts payable and other current liabilities are principally the result of selling the Services subsidiary and de-consolidating its assets and liabilities.

While our cash position will limit new investments in the near future, we believe we have adequate access to capital through bank borrowings or sales of assets to support current operations and plans. Subsequent to March 31, 1999, Media Metrix, an internet company in which we own approximately 25,000 shares, completed its initial public offering of common stock (NASDAQ: MMXI). As a result, these shares represent an additional potential source of liquidity, although there may be some holding period before they will be freely transferable and the value will vary depending upon the trading price of the stock.

                           PART II. OTHER INFORMATION

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

                                    INTELLIGENT SYSTEMS CORPORATION
                                    Registrant

Date:  May 14, 1999                 By: /s/  J. LELAND STRANGE
                                        --------------------------------------
                                             J. Leland Strange
                                             Chairman of the Board, President


Date:  May 14, 1999                 By: /s/  HENRY H. BIRDSONG
                                        --------------------------------------
                                             Henry H. Birdsong
                                             Chief Financial Officer