Form 10-Q
period 1999-06-30
INTELLIGENT SYSTEMS CORP
filed 1999-08-16
CIK 320340

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999


                          Commission file number 1-9330


                         INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  GEORGIA                                                                             58-1964787
------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer Identification No.)


   4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                                             30093
------------------------------------------------------------------------------------------------------------------------------
   (Address of principal executive offices)                                                           (Zip Code)


       Registrant's telephone number, including area code: (770) 381-2900


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of June 30, 1999, 5,104,467 shares of Common Stock were outstanding.


================================================================================

ITEM 1.  FINANCIAL STATEMENTS


                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)



                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      1999           1998
--------------------------------------------------------------------------------------------------------------
ASSETS                                                                             (Unaudited)     (Audited)
--------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                              $  1,475       $    461
  Accounts receivable, net                                                             1,359          2,165
  Notes and interest receivable                                                          172            189
  Inventories                                                                            499            741
  Other current assets                                                                   309            990
--------------------------------------------------------------------------------------------------------------
    Total current assets                                                               3,814          4,546
--------------------------------------------------------------------------------------------------------------
Long-term investments                                                                  9,146          8,593
Long-term notes receivable                                                                64             75
Property and equipment, at cost less accumulated depreciation and amortization           750          2,570
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                     --             15
Other assets                                                                           1,300          1,300
--------------------------------------------------------------------------------------------------------------
Total assets                                                                        $ 15,074       $ 17,099
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                             $  1,279       $  2,078
  Accounts payable                                                                       544          1,727
  Accrued expenses and other current liabilities                                       1,705          2,568
--------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                          3,528          6,373
--------------------------------------------------------------------------------------------------------------
Long-term debt                                                                           700            900
--------------------------------------------------------------------------------------------------------------
Minority interest                                                                        190            185
--------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,104,467
     outstanding at June 30, 1999 and December 31, 1998                                   51             51
  Paid-in capital                                                                     24,046         24,046
  Foreign currency translation adjustment                                                 --           (197)
  Unrealized gain in available-for-sale securities                                     1,255            633
  Accumulated deficit                                                                (14,696)       (14,892)
--------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                        10,656          9,641
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $ 15,074       $ 17,099
==============================================================================================================


The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                             JUNE 30,                           JUNE 30,
                                                                      1999              1998              1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $     2,090       $     5,322       $     4,773       $    10,126
Expenses:
  Cost of sales                                                         1,082             3,209             2,468             6,934
  Marketing                                                               250               839               626             1,864
  General & administrative                                                898             1,708             1,928             3,859
  Research & development                                                  182               379               357             1,671
-----------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                     (322)             (813)             (606)           (4,202)
-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income (expense), net                                          (30)             (106)              (68)             (149)
  Investment income (expense)                                            (545)            1,546               872             2,268
  Other, net                                                                2                66                 3               170
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and
  minority interest                                                      (895)              693               201            (1,913)
-----------------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                       --                --                --                --
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                   (895)              693               201            (1,913)
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                           3                 3                 5                 5
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $      (898)      $       690       $       196       $    (1,918)
-----------------------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share based upon basic
  weighted average shares                                         $     (0.18)      $      0.14       $      0.04       $     (0.38)
-----------------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share based upon diluted
  weighted average shares                                         $     (0.18)      $      0.13       $      0.04       $     (0.38)
-----------------------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                           5,104,467         5,104,467         5,104,467         5,104,467
-----------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                         5,104,467         5,465,319         5,305,752         5,104,467
===================================================================================================================================


The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                                                      SIX MONTHS ENDED JUNE 30,
CASH PROVIDED BY (USED FOR):                                                             1999          1998
---------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income (loss)                                                                   $   196       $(1,918)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                                     163         1,316
         Gain from sale of assets                                                       (1,175)       (2,609)
         Equity in net loss of affiliates                                                  303           341
         Changes in operating assets and liabilities:
            Accounts receivable                                                            124           386
            Inventories                                                                    105           (24)
            Other current assets                                                           244          (474)
            Accounts payable                                                              (359)          290
            Accrued expenses and other current liabilities                                 403          (777)
---------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                            4        (3,469)
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                     1,320         2,867
   Acquisition of company, net of cash acquired                                             --            83
   Acquisitions of long-term investments                                                  (163)         (150)
   Increase (decrease) in minority interest                                                  5           (20)
   Repayments of notes receivable, net                                                       8           235
   Dispositions (purchases) of property and equipment, net                                 106          (112)
---------------------------------------------------------------------------------------------------------------
Cash provided by  investing activities                                                   1,276         2,903
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term borrowing arrangements                    (360)        1,101
   Foreign currency translation adjustment                                                  94           (12)
---------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                          (266)        1,089
---------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                     1,014           523
Cash at beginning of period                                                                461            43
---------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $ 1,475       $   566
===============================================================================================================


The accompanying notes are an integral part of these statements

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and 1998. The interim results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 1998, as filed in our annual report on Form 10-K.

3. Sale of InterQuad Services - Effective February 1, 1999, we sold our ownership in the InterQuad Services (Services) subsidiary. Services provides technical and software training in England. We sold our interest in return for a 19 percent interest in a privately held U.K. company whose principal asset is a 49 percent ownership in InterQuad Group. InterQuad Group is a privately held U.K. based company that provides computer hardware, software, training and consulting services to businesses. Effective as of the date of the sale, we no longer consolidate the results of Services and record our minority investment in accordance with the accounting policies outlined in Note 1 to the Consolidated Financial Statements in our Report on Form 10-K. Our cost basis is zero.

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

             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)

                                                                          Three Months Ended      Six Months Ended
                                                                               June 30                June 30
         -----------------------------------------------------------------------------------------------------------
                                                                            1999       1998        1999         1998
         -----------------------------------------------------------------------------------------------------------
         Net income (loss)                                                $ (898)      $690      $  196      $(1,918)
         Other Comprehensive Income (Loss):
            Foreign currency translation adjustments                          --          9         197          (13)
            Unrealized gain (loss) in available-for-sale securities        1,258         20         622         (328)
         -----------------------------------------------------------------------------------------------------------
         Comprehensive income (loss)                                      $  360       $719      $1,015      $(2,259)
         ===========================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

In 1999, our principal operating subsidiaries in the technology sector are ChemFree and the QS Technologies subsidiary of HumanSoft (and Services for the first month of the year before it was sold). Our only health care subsidiary is PsyCare. For the same period last year, we include the results of Services for the entire period as well as the results of HumanSoft and its JK subsidiary, both of which are inactive presently as a result of HumanSoft's reorganization under Chapter 11. For more details on the HumanSoft reorganization, refer to
Note 17 to our Consolidated Financial Statements in our Form 10-K for 1998. Much of the variance between the second quarter and year-to-date periods last year and this year is due to these changes in consolidated subsidiaries.

Although we consolidate the results of fewer companies this year compared to last year, our operating results improved. Both HumanSoft and Services had generated sizable losses last year which are reduced this year. Consolidated results at our remaining subsidiaries also improved year-to-year. The combination of these factors yielded a significant period-to-period reduction in losses from operations.

Sales - We report consolidated revenue from operations in two industry segments: technology-related products and services, and health care services. For the three-month period ended June 30, 1999, net sales were $2,090,000 compared to $5,322,000 in the second quarter last year. For the six month period ended June 30, 1999, revenue was $4,773,000, significantly lower than year-to-date revenue of $10,126,000 last year. The sale of the Services subsidiary, the discontinuation of part of HumanSoft's operations and a reduction in the number of hospital-based programs offered by our PsyCare subsidiary contributed to lower sales revenue in the quarter and year-to-date periods this year, outweighing year-to-year revenue growth at the ChemFree subsidiary.

Cost of sales - Cost of sales as a percentage of revenue was significantly lower in both the three and six month periods in 1999 compared to the same periods in 1998. Last year, both Services and HumanSoft had significantly higher cost of sales as percent of revenue than did the other consolidated companies. Therefore, following the sale of Services and the discontinuation of certain HumanSoft operations, the overall gross margin of the remaining consolidated subsidiaries is comparatively higher.

Operating Expenses - In the health care services sector, marketing and general and administrative expenses declined in absolute dollars in the three and six months ended June 30, 1999 compared to the same periods last year. PsyCare reduced personnel and marketing expenses as the number of program locations declined. In the technology sector, marketing and general and administrative expenses decreased both absolutely and as a percent of revenue in both the three and six month periods in 1999 compared to last year. Again, the sale of Services and the discontinuation of certain HumanSoft operations account for much of the period-to-period decline. ChemFree's marketing and G&A expenses increased slightly to support a corresponding increase in its sales revenue. The change year-to-year is also impacted by the fact that expenses for the six month period in 1998 were unusually high because of two non-recurring expenses recorded in the first quarter last year: $191,000 related to personnel and facility reductions at the HumanSoft operation and $944,000 to allocate a portion of the purchase price of an acquired software company to in-process research and development.

Interest Income - We had net interest expense of $31,000 and $69,000, for the three and six month periods in 1999, respectively, compared to net interest expense of $106,000 and $149,000, respectively, in the same periods last year. In 1999, following the sale of Services and its related liabilities, we did not incur any interest expense related to bank debt. We also had a lower level of interest-bearing notes payable (and thus less interest expense) in 1999 compared to 1998 due to principal repayments on the notes.

Investment Income - For the three and six month periods in 1999, we realized net gains on sales of investments in three software companies totaling $128,000 and $1.2 million, respectively. In addition, we include in this category equity in losses of affiliates accounted for the by the equity method totaling $674,000 and $303,000 in the three and six months periods ended June 30, 1999, respectively. By comparison, in the second quarter last year, we recorded one-time gains totaling $1.7 million for two unrelated transactions: the sale of a small subsidiary as well as the sale of an equity stake in a privately held software company. Year-to-date investment income in 1998 includes a first-quarter gain of $947,000 on the sale of common stock of IQ Software in addition to the gains totaling $1.7 million mentioned above. For the three and six month periods ended June 30, 1998, we include equity in losses of affiliates accounted for by the equity method totaling $131,000 and $341,000, respectively.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Year 2000 Readiness - In our Annual Report on Form 10-K for the year ended December 31, 1998, we provided an overview of our status and plans related to potential problems arising from the inability of certain computer programs to correctly interpret dates designated as "00" as the year 2000 rather than the year 1900. We are on schedule to update any non-compliant internal computer systems by September 1999. Presently, we do not anticipate a material impact on our operations or financial position as a result of Year 2000 issues. However, as outlined in our Form 10-K, we have investments in a number of companies over which we do not exercise control. To the extent that any of these companies in which we have a significant investment experiences a material negative impact on their business, the value of our investment could be reduced. Furthermore, although our QS Technologies subsidiary has taken steps to give customers early notification that older, non-compliant software would not be supported and to upgrade customers to Y2K compliant software versions, there can be no assurance that the company will not be exposed to potential claims. We have not identified any business functions that are materially at risk of Year 2000 related disruption but are prepared to develop contingency plans when and if we identify them as being at risk.

FINANCIAL CONDITION

In the first six months of 1999, we derived $902,000 cash from selling our remaining shares of common stock of Information Advantage and $416,000 cash from sales of part of our investments in two privately held software companies. We used approximately $178,000 cash during the first six months of 1999 for new and follow-on investments and approximately $360,000 to pay down short-term notes payable.

Changes in the balance sheet since December 31, 1998 that are related to decreases in receivables, inventory, fixed assets, notes payable, accounts payable and other current liabilities are principally the result of selling the Services subsidiary and de-consolidating its assets and liabilities.

Media Metrix, an internet company of which we own 24,501 shares, completed its initial public offering (NASDAQ: MMXI) in May 1999. As a result, the fair market value of our holdings in Media Metrix is recorded in long-term investments and the difference between the fair market value and our cost of the Media Metrix shares is recorded in "unrealized gain in available-for-sale securities" in the equity section of the balance sheet in accordance with our established accounting policies. These shares will become tradeable in accordance with Rule 144 in early November 1999 and the value of the shares will vary depending upon the trading price of the stock.

In July 1999, we negotiated with a bank a $1 million line of credit that is secured by certain assets of the company. The line is for a one-year term, bears interest at the prime rate and is available for general working capital and business purposes. We believe we have adequate funds for the foreseeable future. However, as explained in Note 1 to the Consolidated Financial Statements in our Report on Form 10K for the year ended December 31, 1998, a substantial deterioration in the financial condition of companies in which we have significant long-term investments could have an adverse effect on the company.

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

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 11, 1999, the shareholders elected Donald A. McMahon and Parker H. Petit as directors of the company to serve until the 2002 annual meeting. Each of the directors was elected by a vote of 4,492,054 votes for and 32,697 votes withheld.

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

                                  INTELLIGENT SYSTEMS CORPORATION
                                  Registrant

Date:  August 13, 1999            By:  /s/  J. LELAND STRANGE
                                     -------------------------------------------
                                           J. Leland Strange
                                           Chairman of the Board, President


Date:  August 13, 1999            By:  /s/  HENRY H. BIRDSONG
                                     -------------------------------------------
                                           Henry H. Birdsong
                                           Chief Financial Officer