Form 10-Q
period 1999-09-30
INTELLIGENT SYSTEMS CORP
filed 1999-11-15
CIK 320340

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                          Commission file number 1-9330


                         INTELLIGENT SYSTEMS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  GEORGIA                                         58-1964787
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                    30093
-------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)



       Registrant's telephone number, including area code: (770) 381-2900


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     As of September 30, 1999, 5,104,467 shares of Common Stock were outstanding.


===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)


                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                        1999             1998
                                                                                    -------------     ------------
ASSETS                                                                               (Unaudited)        (Audited)
                                                                                    -------------     ------------
Current assets:
  Cash                                                                              $         807     $        461
  Accounts receivable, net                                                                  1,534            2,165
  Notes and interest receivable                                                               276              189
  Inventories                                                                                 447              741
  Other current assets                                                                        524              990
                                                                                    -------------     ------------
    Total current assets                                                                    3,588            4,546
                                                                                    -------------     ------------
Long-term investments                                                                       9,259            8,593
Long-term notes receivable                                                                     59               75
Property and equipment, at cost less accumulated depreciation and amortization                722            2,570
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                          --               15
Other assets                                                                                1,300            1,300
                                                                                    =============     ============
Total assets                                                                        $      14,928     $     17,099
                                                                                    =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                             $       2,076     $      2,078
  Accounts payable                                                                            539            1,727
  Accrued expenses and other current liabilities                                            1,729            2,568
                                                                                    -------------     ------------
    Total current liabilities                                                               4,344            6,373
                                                                                    -------------     ------------
Long-term debt                                                                                200              900
                                                                                    -------------     ------------
Minority interest                                                                             193              185
                                                                                    -------------     ------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,104,467
     outstanding at September 30, 1999 and December 31, 1998                                   51               51
  Paid-in capital                                                                          24,046           24,046
  Foreign currency translation adjustment                                                      --             (197)
  Unrealized gain in available-for-sale securities                                          1,662              633
  Accumulated deficit                                                                     (15,568)         (14,892)
                                                                                    -------------     ------------
    Total stockholders' equity                                                             10,191            9,641
                                                                                    -------------     ------------
Total liabilities and stockholders' equity                                          $      14,928     $     17,099
                                                                                    =============     ============



The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)


                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                                1999              1998             1999              1998
                                                            -----------       -----------       -----------       -----------
Net sales                                                   $     1,816       $     4,409       $     6,589       $    14,535
Expenses:
  Cost of sales                                                     714             3,253             3,182            10,187
  Marketing                                                         172               867               798             2,731
  General & administrative                                          754             2,300             2,682             6,159
  Research & development                                            234                82               591             1,753
                                                            -----------       -----------       -----------       -----------
Loss from operations                                                (58)           (2,093)             (664)           (6,295)
                                                            -----------       -----------       -----------       -----------
Other income (expense):
  Interest expense                                                   (3)              (49)              (71)             (198)
  Investment income (expense), net                                 (815)            2,604                57             4,872
  Other income (expense), net                                         5              (330)                8              (160)
                                                            -----------       -----------       -----------       -----------
Income (loss) before income tax benefit and
  minority interest                                                (871)              132              (670)           (1,781)
                                                            -----------       -----------       -----------       -----------
Income tax benefit                                                   --              (152)               --              (152)
                                                            -----------       -----------       -----------       -----------
Income (loss) before minority interest                             (871)              284              (670)           (1,629)
                                                            -----------       -----------       -----------       -----------
Minority interest                                                     2                 2                 7                 7
                                                            ------------      -----------       -----------       -----------
Net income (loss)                                           $      (873)      $       282       $      (677)      $    (1,636)
                                                            ===========       ===========       ===========       ===========

Basic net income (loss) per share based upon basic
  weighted average shares                                   $     (0.17)      $      0.06       $     (0.13)      $     (0.32)
                                                            -----------       -----------       -----------       -----------

Diluted net income (loss) per share based upon diluted
  weighted average shares                                   $     (0.17)      $      0.05       $     (0.13)      $     (0.32)
                                                            ===========       ===========       ===========       ===========
Basic weighted average shares outstanding                     5,104,467         5,104,467         5,104,467         5,104,467
                                                            -----------       -----------       -----------       -----------
Diluted weighted average shares outstanding                   5,104,467         5,397,461         5,104,467         5,104,467
                                                            ===========       ===========       ===========       ===========



The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)


                                                                           NINE MONTHS ENDED SEPTEMBER 30,
CASH PROVIDED BY (USED FOR):                                                   1999             1998
                                                                           ------------     ------------
OPERATIONS:
   Net loss                                                                $       (677)    $     (1,635)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                              164            1,941
         Gain from sale of assets                                                (1,175)          (5,109)
         Equity in net loss of affiliates                                           859              236
         Changes in operating assets and liabilities:
            Accounts receivable                                                     (51)           1,499
            Inventories                                                             157              (73)
            Other current assets                                                    539             (368)
            Accounts payable                                                       (365)             399
            Accrued expenses and other current liabilities                          418           (1,284)
                                                                           ------------     ------------
Cash provided by (used for) continuing operations                                  (131)          (4,394)
                                                                           ------------     ------------

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                             1,320            5,367
   Purchase of investment securities                                               (510)              --
   Acquisitions of companies, net of cash acquired                                   --               83
   Acquisitions of long-term investments                                           (418)            (300)
   Increase in minority interest                                                      7                7
   Repayments of (advances under) notes receivable, net                             (88)             262
   Dispositions of property and equipment                                           135              355
                                                                           ------------     ------------
Cash provided by (used for) investing activities                                    446            5,774
                                                                           ------------     ------------

FINANCING ACTIVITIES:
   Net repayments under short-term
     borrowing arrangements                                                         (63)            (679)
   Foreign currency translation adjustment                                           94              (20)
                                                                           ------------     ------------
Cash provided by (used for) financing activities                                     31             (699)
                                                                           ------------     ------------
Net increase in cash                                                                346              681
Cash at beginning of period                                                         461               43
                                                                           ------------     ------------
Cash at end of period                                                      $        807     $        724
                                                                           ============     ============


The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and 1998. The interim results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 1998, as filed in our annual report on Form 10-K.

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

             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)



                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                ---------------------       ---------------------
                                                                  1999          1998          1999          1998
                                                                -------       -------       -------       -------
Net income (loss)                                               $  (873)      $   282       $  (677)      $(1,636)
Other Comprehensive Income (Loss):
   Foreign currency translation adjustments                          --            (8)          197           (21)
   Unrealized gain (loss) in available-for-sale securities          407          (117)        1,029          (445)
                                                                -------       -------       -------       -------
Comprehensive income (loss)                                     $   466       $   157       $   549       $(2,102)
                                                                =======       =======       =======       =======

1. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
Direct comparisons between periods are impacted by several transactions. The 1998 results include the results of InterQuad Services, a company that we sold in February 1999. Since the sale date, we no longer consolidate the results of operations or balance sheet of InterQuad Services. In the third quarter last year, our HumanSoft subsidiary discontinued two product lines and recorded one-time charges to wind down certain activities. The QS subsidiary of HumanSoft continues to operate and we consolidate its results of operations of QS Technologies in our financial statements.

Sales - The company generates revenue from consolidated operations in two industry segments: technology-related products and health care services. For the three-month period ended September 30, 1999, net sales were $1,816,000, a decline of 59 percent compared to the third quarter last year. For the nine month period ended September 30, 1999, revenue was $6,589,000, down by 54 percent compared to last year. The revenue decline in the third quarter and year-to-date periods is due to the sale of InterQuad Services in early 1999, the discontinuation of HumanSoft operations and a decline in the health care sector. Our health care subsidiary, PsyCare America, had fewer hospital-based programs in operation in the first nine months of this year as compared to last year. Price pressure and expense reductions in the managed care environment reduced further the revenue contribution from each program.

Cost of sales - Cost of sales as a percentage of revenue was significantly lower in the third quarter and nine-month periods this year compared to the same periods last year. Most of the change is related to the InterQuad and HumanSoft transactions described earlier. Last year, HumanSoft recorded significant employee related costs in the first nine months of the year prior to the decision to curtail most of its operations. These costs are not repeated in this year's results. Cost of sales for the remaining consolidated operations (ChemFree, PsyCare and QS Technologies) were relatively stable as a percent of revenue in the quarter and year to date periods this year compared to the same periods last year.

Operating Expenses - Overall, marketing expenses declined in absolute dollars and as a percent of revenue in both the three and nine month periods this year compared to the same periods last year. Most of the change is attributable to the HumanSoft and InterQuad transactions described above. In addition, PsyCare reduced marketing expenses as the number of programs and reimbursement rates declined. General and administrative expenses declined in absolute dollars and as percent of revenue in the three and nine months ended September 30, 1999 compared to the same periods last year. Again, most of the period-to-period reductions result from the sale of InterQuad and the downsizing of HumanSoft operations. Last year, our general and administrative expenses include a one-time charge of $955,000 in the third quarter related to the HumanSoft downsizing and an acquisition related restructuring charge of $191,000 in the first quarter, both of which further accentuate the year-to-year change in expense levels. In continuing operations this year, PsyCare reduced corporate personnel expenses as the number of programs declined. Research and development expense at the QS Technologies operation increased in the quarter and year to date periods this year compared to last year to support new initiatives in product development. Last year, year-to-date research and development expense includes a first quarter non-recurring charge of $944,000 for in-process research and development.

Interest Income (Expense) - We had net interest expense of $3,000 and $71,000, respectively, for the three and nine month periods in 1999 compared to net interest expense of $49,000 and $198,000, respectively, in the same periods last year. During the three month period ended September 30, 1999, we incurred approximately $35,000 of interest expense payable to third parties, which was offset by a one-time accounting reconciliation of $38,000 related to intercompany interest. Interest expense to third parties was lower this year than last year because the principal amounts outstanding on certain notes payable to third parties was lower this year than last year.

Investment Income - For the three month period ended September 30, 1999, investment expense was $814,000, which consists of $556,000 equity in losses of affiliates and a $259,000 non-cash loss on an investment. By comparison, in the third quarter of 1998, we realized a gain of $2.5 million on the sale of shares of common stock of PaySys and recognized $105,000 equity in income, of affiliates accounted for by the equity method. For the nine month period this year, we recorded net investment income of $57,000, which consists of a gain of $814,000 on the sale of our remaining interest in Information Advantage (formerly IQ Software), a gain of $362,000 on the sale of part of our interests in two private software companies, the $259,000 non-cash investment loss in the third quarter, and $859,000 equity in losses of affiliates. By comparison, investment income year-to-date in 1998 includes the $2.5 million gain described above, a gain of $1.2 million on the sale of our IE business, a gain of $457,000 on the sale of our interest in a private software company, a gain of $947,000 on the sale of shares of common stock of IQ Software, Inc., and approximately $236,000 equity in losses of affiliates accounted for by the equity method.

Other Expense - Other expense is composed of a number of relatively small items of income and expense at various subsidiaries. The major reason for the period-to-period declines in 1999 compared to 1998 is an expense of approximately $330,000 recorded in the third quarter of 1998 to write off certain fixed assets of discontinued HumanSoft operations.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Year 2000 Readiness - In our Annual Report on Form 10-K for the year ended December 31, 1998, we provided an overview of our status and plans related to potential problems arising from the inability of certain computer programs to correctly interpret dates designated as "00" as the year 2000 rather than the year 1900. We have substantially completed updating any non-compliant internal computer systems. Presently, we do not anticipate a material impact on our operations or financial position as a result of Year 2000 issues. However, as outlined in our Form 10-K, we have investments in a number of companies over which we do not exercise control. To the extent that any of these companies in which we have a significant investment experiences a material negative impact on their business, the value of our investment could be reduced. Furthermore, although our QS Technologies subsidiary gave customers early notification that older, non-compliant software would not be supported and offered to upgrade customers to Y2K compliant software versions, there can be no assurance that the company will not be exposed to potential claims. We have not identified any business functions that are materially at risk of Year 2000 related disruption but are prepared to develop contingency plans when and if we identify them as being at risk.

FINANCIAL CONDITION

In the first nine months of 1999, we derived $902,000 cash from selling our remaining shares of common stock of Information Advantage and $416,000 cash from sales of part of our holdings in two privately held software companies. We used approximately $131,000 to fund corporate overhead expenses, $1,010,000 to pay down short-term notes payable to third parties, $533,000 for new investments and/or follow-on funding for prior investments, and $510,000 for a non-hedge contract on marketable securities which was closed out in early October 1999.

Changes in the balance sheet since December 31, 1998 in receivables, inventory, fixed assets, accounts payable and other current liabilities are principally the result of selling the InterQuad subsidiary and deconsolidating its assets and liabilities.

At September 30, 1999, we owned 24,501 shares of Media Metrix [NASDAQ: MMXI], an internet company in which we were an early investor. After the quarter end, we sold our shares in MMXI in early November 1999, generating approximately $1.1 million cash, which will be used in part to pay down our bank line. The gain on the MMXI transaction will be recorded in the fourth quarter. While our cash position will limit significant new investments in the near future, we believe we have adequate funds for the foreseeable future. However, as explained in Note 1 to the Consolidated Financial Statements in our Report on Form 10K for the year ended December 31, 1998, a substantial deterioration in the financial condition of companies in which we have significant long-term investments could have an adverse effect on the company.

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

                                    INTELLIGENT SYSTEMS CORPORATION
                                    Registrant

Date: November 15, 1999             By:  /s/  J. LELAND STRANGE
                                       -----------------------------------------
                                             J. Leland Strange
                                             Chairman of the Board, President


Date: November 15, 1999             By:  /s/  BONNIE L. HERRON
                                       -----------------------------------------
                                             Bonnie L. Herron
                                             Chief Financial Officer