Form 10-K405
period 1999-12-31
INTELLIGENT SYSTEMS CORP
filed 2000-03-30
CIK 320340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          Commission file number 1-9330

                         INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              GEORGIA                                     58-1964787
------------------------------------------------------------------------------
      (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)             Identification No.)

  4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                 30093
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 2000, 5,684,467 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $40,486,044 (computed using the closing price of the Common Stock on February 29, 2000 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2000, are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
PART I

         Item 1.   Business.....................................................................................................3
              2.   Properties...................................................................................................7
              3.   Legal proceedings............................................................................................7
              4.   Submission of matters to a vote of security holders..........................................................7

PART II

              5.   Market for the registrant's common equity and related stockholder matters....................................7
              6.   Selected financial data......................................................................................8
              7.   Management's discussion and analysis of financial condition and results of operations........................8
              7A.  Quantitative and qualitative disclosures about market risk..................................................11
              8.   Financial statements and supplementary data.................................................................11
              9.   Changes in and disagreements with accountants on accounting and financial disclosure........................11

PART III

              10.  Directors and executive officers of the registrant..........................................................11
              11.  Executive compensation......................................................................................12
              12.  Security ownership of certain beneficial owners and management..............................................12
              13.  Certain relationships and related transactions..............................................................12

PART IV

              14.  Exhibits, financial statement schedules and reports on Form 8-K.............................................12
      Signatures   ............................................................................................................15

                                     PART I


FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation
         (ISC). Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, performance of affiliate companies, and general economic conditions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

Our main focus is to help entrepreneurs build valuable companies by forming flexible partnership arrangements with early stage domestic companies. We bring value to these companies by providing practical business advice, a proven incubator program, early stage equity capital and a network of business and financial contacts. Depending upon the needs of the partner company, we may be either the majority or minority owner of the business and will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. Most of our partner companies are involved in the information technology industry (Internet, Business to Business, e-commerce, software) although we are involved in other promising opportunities as well (biotechnology, health care services etc.).

For almost ten years, we have operated the Intelligent Systems Incubator at our corporate facility in the suburbs of Atlanta, Georgia. We believe our incubator program is one of the longest running and largest privately funded incubator programs in the United States. Our incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, education programs, business advice and planning, a network of professional services, and financial capital. Depending upon the experience and needs of the founding entrepreneur, incubator companies will choose to use some or all of the available resources. The incubator staff takes care of time-consuming infrastructure issues so the entrepreneur can focus on driving business development. The Intelligent Systems Incubator provides us with the opportunity for day-to-day contact with emerging companies that may become partnership companies, either as majority-owned subsidiaries or minority-owned affiliates. Additionally, the incubator increases the number of business and investment opportunities with which we are presented. Recently, we launched an Internet incubator program at our facility to support our plan to become more active in companies tied to internet-related applications, tools or services. In 1999, ChemFree Corporation, an incubator company in which we have a significant investment, was named Incubator Company of the Year (Manufacturing category) by the National Business Incubation Association.

We have made equity investments in some but not all of the companies in our incubator program. Because we have a large incubator facility, we can offer the benefits of the incubator program to companies that may not be appropriate investment opportunities for us at a given time. Conversely, we are partners with a number of companies that are not physically located in our incubator. Although most of our investments involve companies located in Georgia, we believe it is too limiting to consider only opportunities in companies that are close enough geographically to locate in our incubator facility. In acquiring companies for our incubator program or for investment, we compete with other sources of business assistance,


                        INTELLIGENT SYSTEMS CORPORATION
facilities and financial capital that may be available to the entrepreneur. These sources include other incubator programs as well as angel and venture capital investors.

FINANCIAL REPORTING. We consolidate the results of operations of our partner companies in which we own a majority interest. We account for investments in which we own 20 to 50 percent by the equity method. In general, under the equity method, we include our pro rata share of the income or loss generated by each of these businesses as investment income (loss) on a quarterly basis. These equity losses and income decrease or increase, respectively, our cost basis of the investment. However, if there is no commitment for ISC to provide additional funding to the company, to the extent losses exceed our cost, we do not record a value below zero. Because of this equity method accounting treatment, some of our investments such as PaySys and Risk Laboratories are shown as zero on our balance sheet but, we believe their estimated market value is substantially higher. Privately owned partner companies in which we own less than 20 percent of the equity are carried at the lower of cost or market. We do not mark up the value of privately-owned businesses even when they raise money at higher valuations. We are often actively engaged in managing strategic and operational issues with our non-consolidated companies and devote significant resources to the development of the business. From time to time, we may increase or decrease our ownership in the company, the business may become a stand-alone public company or it may be sold to another entity.

Beginning on page 5 of this report in the section titled "Affiliated Partner Companies", we discuss some of our minority-owned partner companies.

CONSOLIDATED COMPANIES - Our consolidated companies, which currently include ChemFree Corporation, QS Technologies and PsyCare America, operate in two industry segments: technology related products and services, and health care services. These companies are relatively small in size and subject to greater fluctuation in revenue and profitability than larger, more established businesses. For ease of comprehension, the business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our current operating subsidiaries, organized by industry sector and by company. For further information concerning our historical domestic and foreign operations, see Notes 14 and 16 in the accompanying Notes to the Consolidated Financial Statements.

INDUSTRY SEGMENT: TECHNOLOGY RELATED PRODUCTS AND SERVICES

CHEMFREE CORPORATION - ChemFree Corporation (ChemFree), an incubator company since its inception, designs, manufactures and markets a line of parts washers under the SmartWasher(TM) trademark. SmartWashers use an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. SmartWashers consist of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous based degreasing solutions. Unlike traditional solvent based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the parts washer sale.

ChemFree's markets include the automotive, transportation, industrial and military markets. The automotive market includes companies with fleets of vehicles to maintain; automobile manufacturers with extensive service networks such as Chrysler, GM and BMW; and individual and chains of auto repair shops and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as in the textile industry. Military applications include vehicle service depots in all branches of the military. ChemFree sells its products direct to high volume customers as well as through several distribution channels, including international distributors in Europe and the Pacific Rim. ChemFree also sells in competitive bid situations and under a GSA schedule to government agencies. The ChemFree business is not seasonal and would not be impacted significantly by the loss of one customer.

ChemFree competes with larger, established companies using solvent-based systems, other small companies using non-hazardous systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, improved health and safety features, elimination of regulatory compliance, and price.


                        INTELLIGENT SYSTEMS CORPORATION

Warranty service, typically covering a one-year period, is provided by ChemFree personnel or through its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various vendors and performs final assembly and testing at its own facility. There are multiple sources available for subassemblies.

QS TECHNOLOGIES - QS Technologies operates from its Greenville, South Carolina location, providing public health management software products, maintenance and support services to its installed customer base as well as new customers. QS Technologies products allow public health agencies to capture, analyze and manage client information such as immunization and maternal health records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. The market is fragmented and limited in size. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. Typically, QS Technologies provides its customers with service and support under annual contracts. Sales are typically made in response to competitive bids and may take six to twelve months to complete. QS Technologies is engaged in new product development (including a web-based initiative) and sales activities to expand its customer base and generate future revenue.

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

Traditionally, PsyCare's programs have been in-patient hospital programs although PsyCare is introducing individual and group counseling services that are marketed and conducted via the Internet and telephone. Historically hospitals in mid to large size metropolitan areas contract with PsyCare to conduct a Rapha treatment program in the hospital. PsyCare provides medical and program directors as well as therapists and maintains control over all aspects of the treatment, while the hospital provides the physical facility, administrative services, billing and nursing staff. In 1999, PsyCare implemented a licensing program which allows hospitals to license the Rapha program for a monthly fee and implement the program using the hospital's existing medical and therapy staff.

The number of hospital-based programs has declined in the past three years for a number of reasons. The average length of stay for in-hospital treatment has declined dramatically and managed care payors are reimbursing treatment providers and hospitals at much lower rates. Furthermore, managed care is also placing increased emphasis on drug-based treatment programs, with little or no hospital stay. Given these trends, PsyCare has reduced overhead costs and explored alternative business models, including licensing and telephone and online counseling services. Although it was successful in maintaining profitability in 1999 and 1998, it is too early to determine if the new strategies will be effective long-term.

PsyCare's competitors include individual and group practices, private hospital-affiliated treatment programs, other independent treatment programs with a religious component, outpatient programs and drug-based therapies. Among PsyCare's strengths are the consistent content and quality of its programs and the strong network of Christian organizations that support the program's focus.

AFFILIATED PARTNER COMPANIES

An important part of our business is to seek out and form relationships with companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired or invested in such companies and expect to continue to do so as a regular part of our strategy. When we become involved, most of these companies are privately held, early stage companies in technology-related fields. We are often the first investor in these companies and are actively involved in helping the companies develop their business strategy and plans. Some examples of our recent involvement are as follows:

- A significant equity position in PaySys International, Inc. (PaySys), a leading software company involved in providing software systems for processing credit transactions. We own a 37 percent common stock interest in PaySys (which is


                        INTELLIGENT SYSTEMS CORPORATION
         approximately 29.6 percent on a fully diluted basis). Revenue at PaySys grew to $50 million in 1999. PaySys spent significant amounts on new product development during recent years to increase its technological leadership. During the past three years, PaySys raised equity capital from Oak Partners, GE Capital and Advent, all large venture capital firms, at valuations higher than our original investment basis. Our investment in PaySys is recorded at zero on our balance sheet as a result of the equity method of accounting. Refer to Note 4 to the Consolidated Financial Statements.

- A 33 percent equity position in Visibility, Inc., a privately held company involved in engineer-to-order software for large customers selling and managing complex products. Other investors include Oak Partners and Grubb & Williams. The downturn in the ERP industry in 1999 had a negative impact on Visibility's sales growth and profitability although the company believes it prospects are improving. In addition, a new product line should allow Visibility to address a sizable new market. Refer to Note 4 to the Consolidated Financial Statements.

- An approximately 29 percent equity position in Risk Laboratories, a privately held company involved in risk management software for corporate risk departments. Our investment in Risk is recorded at zero on our balance sheet due to early stage losses that we recorded under the equity method of accounting. Subsequent to year-end 1999, we sold part of our interest in a private transaction for $8.8 million cash and still retain an ownership position of approximately 7% of Risk Laboratories.

- A 21 percent interest in Digital Wireless Corporation, a privately held incubator company involved in wireless telecommunications products for industrial and commercial markets. Refer to Note 4 to the Consolidated Financial Statements.

- A minority equity position in 2order.com, an e-business involved in sales configuration software. In early 2000, 2order.com was acquired by publicly traded Primus Knowledge Systems and we acquired 66,431 shares of Primus stock for our holdings in 2order.com. We expect to recognize a significant gain when we sell our Primus shares, following a lock-up period.

- A minority equity position in Novient, a privately held company involved in web-based resource and revenue management solutions for the professional services market. Novient raised two rounds of financing in the past two years from venture capital firms including Hummer Winblad, Mellon Ventures and Noro-Moseley, at valuations significantly higher than our original investment.

- Our early investment in MediaMetrix, a leader in providing statistically valid tools and methodology to measure Internet use and user demographics, was converted into a gain of $995,000 in late 1999 when we sold our shares following the initial public offering of MediaMetrix.

- An early stage investment in VerticalOne, an emerging company focused on providing a personal portal to the Internet, was converted into a 10,000 share interest in publicly traded SI Corporation when VerticalOne was acquired by SI Corporation in November 1999, less than a year after the initial financing.

- A minority ownership in Atherogenics, a development stage company involved in novel pharmaceuticals and diagnostic markers which address cardiovascular disease and intervention. Atherogenics has raised subsequent rounds from large venture capital firms and recently filed a registration statement for its initial public offering.

- A minority ownership in Medizeus, a start-up Internet company that provides web-based diagnostic and reporting tools for radiologists, medical image archival services and a women's health website, all of which are focused initially on the mammography market.

- A minority ownership in ThinkWorks, an early stage company that provides web-based recruitment automation and employee records management automation tools via an application service provider model.

A complete list of our partner companies is found on our company website at www.intelsys.com which is updated regularly to reflect frequent changes, additions and progress in our affiliate partner companies.


                        INTELLIGENT SYSTEMS CORPORATION

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

PERSONNEL

As of February 29, 2000, we had 64 full-time equivalent employees. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

ITEM 2. PROPERTIES

At February 29, 2000, we have leases covering approximately 144,000 square feet in two facilities in Atlanta, GA and 6,100 square feet in Greenville, SC to house our manufacturing, sales, service and administration operations. We believe our leased facilities are adequate for our existing and foreseeable business operations. A portion of the Atlanta corporate facility is subleased to businesses in the company's technology business incubator.

ITEM 3. LEGAL PROCEEDINGS

In 1999, a former consultant of the ChemFree subsidiary brought a suit against ChemFree and other third parties challenging the ownership of certain of ChemFree's patents. ChemFree and other parties to the suit strongly deny the allegations, have filed a counterclaim and are vigorously defending the suit, which is pending in the Superior Court of Gwinnett County, Georgia. Refer to
Note 10 to the Consolidated Financial Statements for further detail. In addition, we are party to a small number of other legal matters arising in the ordinary course of business. It is management's opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 1999.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock is listed and traded on The American Stock Exchange ("AMEX") under the symbol "INS". The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

YEAR ENDED DECEMBER 31,                     1999                             1998
                                  HIGH              LOW              HIGH              LOW
-------------------------------------------------------------------------------------------
                   1ST QUARTER    2 5/8           1 9/16             5 1/8           3 3/8
                   2ND QUARTER    3 5/8           2                  4 5/8           2 7/8
                   3RD QUARTER    3 5/8           2 3/8              3 3/4           2 3/16
                   4TH QUARTER    4 1/4           2 1/16             3               1 3/8


                        INTELLIGENT SYSTEMS CORPORATION

We had 461 shareholders of record as of February 29, 2000. We did not declare or pay any cash dividends in the two-year period ended December 31, 1999. The company has not paid dividends in the past but may pay cash dividends from time to time on an irregular basis. On March 27, 2000 the company declared a special cash dividend of $0.52 per share payable to shareholders of record on April 7, 2000.

ITEM 6.           SELECTED FINANCIAL DATA

 (in thousands except share amounts)

TWELVE MONTHS ENDED DECEMBER 31,          1999                1998                 1997              1996              1995
------------------------------------------------------------------------------------------------------------------------------
Net Sales                             $     8,479         $    18,253         $    21,160         $   23,678        $   28,240
Net Income (Loss)                             249 (a)          (1,548)(b)          (7,176)(c)          4,239(d)            147(e)
Net Income (Loss) Per Share                  0.05                (.30)              (1.41)              0.80              0.03
Total Assets                               13,658              17,099              19,091             24,927            23,330
Working Capital                               (48)             (1,827)             (1,068)             8,554             4,092
Long-term Debt                                363                 900               1,000                 --                50
Stockholders' Equity                       10,209               9,641              11,396             21,630            18,725
Shares Outstanding at Year End          5,114,467           5,104,467           5,104,467          5,126,767         5,312,867

a. Includes investment gains of $2.2 million and $948,000 in net losses in equity of investments.
b. Includes $944,000 charge for purchased in-process R&D, $955,000 charge to discontinue product lines, $5.2 million gain on investments and $593,000 income in equity of investments.
c. Includes $953,000 charge for purchased in-process R&D, $2.6 million gain on investments, $3.0 million write-off of note receivable and $2.3 million loss in equity of investments.
d. Includes net gains of $6.9 million on investments and non-recurring charges of $1.25 million.
e. Includes $818,000 gain on investment and $1.3 million gain on sale of ISJ.

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

In August 1998, our HumanSoft subsidiary discontinued certain product lines and, in November 1998, filed a petition for relief under Chapter 11 of the federal bankruptcy code. Although HumanSoft emerged from Chapter 11 in November 1999, since the original 1998 filing date, only the QS Technologies subsidiary of HumanSoft has continued to develop and sell software products and services to the public health market. Also, effective February 1, 1999, we sold our InterQuad Services company and thus do not consolidate the results of InterQuad's operations since the sale date. Much of the variance in operating results between 1999 and 1998 can be attributed to these two transactions.

RESULTS OF OPERATIONS

SUMMARY OF OPERATING RESULTS - Our ongoing consolidated subsidiaries are ChemFree Corporation (bio-remediating parts washers), QS Technologies (health and human services software) and PsyCare America (specialty psychiatric treatment programs). The net loss from operations in 1999 was significantly lower than in 1998 principally because we sold or discontinued the HumanSoft and InterQuad businesses, which had sustained large losses in 1998, and because our remaining


                        INTELLIGENT SYSTEMS CORPORATION
consolidated companies are operating at break even or generating slight profits. Operating losses in 1999 are principally corporate overhead and expenses related to the technology incubator program.

SALES - Net sales in 1999 were $8,479,000, a decline of 54 percent compared to 1998. Almost 80 percent of the decrease is related to the sale of the InterQuad Services business in early 1999 and the discontinuation of certain HumanSoft operations. The QS Technologies subsidiary of HumanSoft continues to generate license and maintenance revenue from software products and services. ChemFree experienced an increase in revenue while PsyCare's revenue declined as the firm closed certain hospital programs and moved to a licensing arrangement with more of its programs. Under the licensing arrangement, although revenue billed declines, expenses associated with the programs also decline.

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

Health care services revenues represent 21 percent, 23 percent and 29 percent of the total revenues for 1999, 1998 and 1997, respectively. The decline in the contribution of the health care services is due to fewer inpatient programs, lower reimbursement rates and a shift to licensing arrangements at the PsyCare subsidiary. Revenue derived from international sales was 16 percent in 1999 compared to 39 percent in 1998 and 33 percent in 1997. The decrease in 1999 compared to prior years is a direct result of the sale of the InterQuad Services group, the revenue of which was all international.

COST OF SALES - In 1999, cost of sales was 47 percent of revenue compared to 68 percent in 1998. The change is due to the fact that both InterQuad Services and the discontinued HumanSoft operations had much higher cost of sales than do the continuing operations. Cost of sales for the continuing operations was not significantly different in 1999 compared to 1998.

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

OPERATING EXPENSES - In 1999, marketing expenses declined in both absolute terms and as a percentage of revenue compared to 1998. Again, much of the year-to-year change is attributed to the sale of the InterQuad Services group and the discontinuation of HumanSoft operations. In addition, PsyCare decreased its marketing expenses in line with lower revenue from hospital based programs although it is likely to increase marketing expenditures slightly in the future as it introduces new services. General and administrative expenses were $3,469,000 compared to $7,346,000 in 1998. Almost 70 percent of the year-to-year change is due to the sale of InterQuad Services and the downsizing of the HumanSoft operation. Included in the 1999 results are non-recurring administrative and legal expenses totaling $156,000 related to the HumanSoft bankruptcy case. In addition, in 1999 PsyCare reduced its facility and personnel expenses and ISC's corporate expenses were lower as well, mainly due to lower personnel expenses. Research and development expense declined in 1999 compared to 1998 principally because of the downsizing of the HumanSoft operation. The QS Technologies and ChemFree subsidiaries continue to invest in new product development efforts.

In 1998, marketing expenses declined in absolute terms but increased as a percentage of revenue compared to 1997. This change represents the net effect of increased expenditures in the technology sector to support more customers and higher revenue levels offset by a decline in marketing spending at PsyCare due to a decline in in-patient hospital programs. Furthermore, in contrast to the prior period, in 1998 we include the operating expenses related to two acquired companies, JK and QS, for the full year. General and administrative expenses were $7.3 million in 1998 compared to $7.6 million in the prior year. PsyCare reduced expenses significantly through lower staffing levels and expense control, as did our corporate group. At the same time, however, general and administrative expenses at HumanSoft increased significantly. The increase includes a third-quarter charge of $955,000 to discontinue two product lines, a $191,000 restructuring charge in the first quarter following the JK acquisition, and increased amortization expense related to the acquisitions. The $955,000 charge includes a goodwill write-off of $558,000. Research and development expense for 1998 includes a one-time expense of $944,000 to allocate a portion of the JK purchase price to in-process research and development as well as increased new


                        INTELLIGENT SYSTEMS CORPORATION
product development spending in the first 8 months of this year. By comparison, in 1997, R&D expense includes a one-time charge of $953,000 to allocate a portion of the QS purchase price to in-process research and development.

INTEREST INCOME - In 1999, we had net interest expense of $88,000 compared to net interest expense of $289,000 in 1998 and net interest income of $350,000 in 1997. In 1999, interest expense associated with InterQuad Services was lower than in 1998 and the domestic operations paid less interest on notes payable to third parties because there was a lower level of debt in 1999 as compared to 1998. In 1998, we had interest expense on notes payable principally to the sellers of QS and JK as well as interest on a higher level of bank debt in 1998 than in 1997. We also earned less interest on interest-bearing notes receivable because some of the notes were repaid early in 1998.

INVESTMENT INCOME - In 1999, we recorded net investment income of $1.2 million compared to net investment income of $5.8 million in 1998 and a net investment loss of $2.6 million in 1997. The main components of investment income in 1999 include gains totaling $1.2 million on the sale of certain equity holdings in three private software companies, a gain of $995,000 on the sale of our holdings in MediaMetrix stock and $948,000 in net losses in the equity of affiliates accounted for by the equity method. Refer to Note 3 for details on the sale transactions mentioned in this section.

The main components of 1998 investment income include a gain of $1.0 million on the sale of IQ Software common stock, a gain of $2.5 million on the sale of PaySys stock, a gain of $457,000 on the sale of Paragon Interface stock, a gain of $1.2 million on the sale of the IE business, and $593,000 in net gains in the equity of affiliates accounted for by the equity method. Refer to Note 3 for details on the sale transactions mentioned in this section.

In 1997, we recorded a net loss of $2.6 million on investments. The principal components of this category include a gain of $1.9 million on the sale of PaySys stock (see Note 3), a gain of $469,000 on the sale of an investment in Astra Communications, a gain of $217,000 on the sale of OrCAD stock (see Note 3), a $3.0 million write-off of a note receivable from DayStar Digital, Inc. and $2.3 million in net losses in the equity of affiliates accounted for by the equity method.

OTHER INCOME - Other income/expense in each of the last three years consists mainly of various minor, non-recurring sources of income and expense. However, in 1999, this category includes a net non-recurring charge of $141,500 related to final settlement of the amounts owed to creditors in the HumanSoft bankruptcy case.

TAXES - We had no income tax expense in 1999 because investment gains were offset by capital loss carryforwards. We recognized a tax benefit in 1998 due to a net operating loss carryback at the JK, Inc. subsidiary. Taxes payable in 1997 relate to the operations of the QS, Inc. subsidiary acquired in 1997.

COMMON SHARES - In 1999, the exercise of a stock option to acquire 10,000 shares increased the number of shares outstanding at year-end to 5,114,467.

YEAR 2000 READINESS - In preparation for potential problems arising from the inability of certain computer programs to correctly interpret dates designated as "00" as the year 2000 rather than the year 1900, we reviewed our internal computer-based systems, inquired of our key vendors and suppliers as to their Year 2000 readiness and upgraded all non-compliant internal systems. Our QS Technologies subsidiary licenses software to its customers and either migrated its customers to software versions that we believe are Year 2000 compliant or had previously informed customers that certain older software versions would no longer be supported. Our cost to address internal compliance updates was well under the anticipated level of $100,000. To date, we have not experienced any impact on our operations or financial position as a result of the Year 2000 issue nor are we aware of any problems that might arise. However, we have investments in a number of companies over which we do not exercise control. To the extent that any company in which we have a significant investment experiences a material negative impact on its business, the long-term value of our investment could be reduced.

LIQUIDITY AND CAPITAL RESOURCES

With respect to continuing operations, in 1999 we derived $902,000 cash from the sale of our remaining holdings in Information Advantage (formerly IQ Software), $416,000 cash from sales of part of our holdings in two privately held software companies and $1.1 million cash from the sale of our holdings in MediaMetrix, Inc. During the year, we drew down a total of $1.25 million under a bank line of credit which was paid down subsequently to $100,000 at year-end 1999.


                        INTELLIGENT SYSTEMS CORPORATION

We used approximately $1.1 million cash in 1999 to pay down short-term notes payable to third parties (not including banks), $845,000, net, for investments in new businesses or follow-on funding for prior investments, and $310,000 for payments for legal expenses and creditor settlements under the confirmed Plan of Reorganization of HumanSoft. Significant changes year-to-year in accounts receivable, property plant and equipment, notes payable, accounts payable, and other current assets and liabilities are due principally to the sale of InterQuad Services in February 1999 and the de-consolidation of assets and liabilities of the former subsidiary.

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

We believe we have adequate funding for anticipated cash needs for the foreseeable future. Subsequent to year end, on March 21, 2000, we sold the majority of our holdings in Risk Laboratories for $8.8 million in cash. In addition, we have the right to require the purchaser to acquire our remaining 7% interest in Risk Laboratories from us at various time periods in the next two years for approximately $2.4 million cash. Refer to Note 19 for further details. Furthermore, as a result of the acquisitions by public companies of two of our investments, 2order.com and VerticalOne, we now hold common stock of the two public companies. These holdings represent additional sources of liquidity either through borrowings secured by a pledge of the stock or by selling the stock in the public market, subject to certain short-term holding period restrictions. As explained in Note 1 to the Consolidated Financial Statements, a substantial deterioration in the financial condition of companies in which we have significant long-term investments could have an adverse effect on the company. Conversely, developments at one or more of these companies which result in a liquidity event, such as an initial public offering or acquisition, could impact our financial condition in a positive manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent public accountant of the company has resigned, indicated any intent to resign or been dismissed as the independent public accountant of the company during the two years ended December 31, 1999 or at any time afterward.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Nominees" and "Proposal 1 - The Election of Directors - Executive Officers" in our Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2000 for information about those individuals nominated as directors and about the executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial


                        INTELLIGENT SYSTEMS CORPORATION

Ownership Reporting Compliance" in the Proxy Statement mentioned above. This information is incorporated into this Item 10 by reference.


ITEM 11. EXECUTIVE COMPENSATION

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Executive Compensation" in the Proxy Statement referred to in Item 10 for information about management compensation. This information is incorporated into this Item 11 by reference, except that we specifically do not incorporate into this Item 11 the information in the subsections entitled "Proposal 1 - The Election of Directors - Executive Compensation - Board Compensation Committee Report on Executive Compensation" and "Performance Graph."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, J. William Goodhew, Vice President of the company, invested $100,000 in Risk Laboratories, LLC, a business in which Intelligent Systems Corporation owned an equity interest. The terms of the transaction were negotiated between Mr. Goodhew and Risk Laboratories at arm's length on terms similar to those offered to other third parties. On March 21, 2000, as part of the transaction in which the company sold the majority of its interest in Risk Laboratories (see
Note 19), Mr. Goodhew sold part of his interest for the same valuation as other shareholders.

On January 5, 2000, three officers of the company exercised stock options and issued to the company promissory notes in payment of the exercise price. J. Leland Strange, President and Chief Executive Officer, exercised options to acquire 230,000 shares of common stock and issued the company a promissory note for $380,000 representing the total exercise price of the options. Bonnie L. Herron, Vice President and Chief Financial Officer, and Francis A. Marks, Vice President, each exercised options to acquire 170,000 shares of common stock and each issued the company a promissory note for $258,750 representing the total exercise price of their respective options. Each of the notes is secured by a pledge of the common stock acquired upon exercise of the option, has a term of one year and bears interest at the rate of seven percent (7%) per annum.

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

      Report of Independent Public Accountants
      Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Operations for the years ended
         December 31, 1999, 1998 and 1997 Consolidated Statements of Changes in Stockholders' Equity for the
         years ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flow for the years ended
         December 31, 1999, 1998 and 1997
      Notes to Consolidated Financial Statements


                        INTELLIGENT SYSTEMS CORPORATION

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

      Schedule II - Valuation and Qualifying Accounts and Reserves
      Report of Independent Auditors for PaySys International, Inc.
      Consolidated Balance Sheets of PaySys at December 31, 1999 and 1998 Consolidated Statements of Operations of PaySys for the three years ended December 31, 1999
      Consolidated Statements of Changes in Stockholders' Equity of
         PaySys for the three years ended December 31, 1999
      Consolidated Statements of Cash Flow of PaySys for the three years ended
        December 31, 1999
      Notes to Consolidated Financial Statements of PaySys
      Report of Independent Public Accountants for Visibility, Inc.
      Consolidated Balance Sheets of Visibility at December 31, 1999 and 1998 Consolidated Statements of Operations of Visibility for the three years ended December 31, 1999
      Consolidated Statements of Changes in Stockholders' Equity of
        Visibility for the three years ended December 31, 1999
      Consolidated Statements of Cash Flow of Visibility for the three years ended December 31, 1999
      Notes to Consolidated Financial Statements of Visibility
      Report of Independent Public Accountants for Digital Wireless Corporation Balance Sheet of Digital Wireless Corporation at December 31, 1999 Statement of Operations of Digital Wireless Corporation for the year ended
        December 31, 1999
      Statement of Changes in Stockholders' Equity of Digital Wireless
        Corporation for the year ended December 31, 1999
      Statement of Cash Flow of Digital Wireless Corporation for the year ended
        December 31, 1999
      Notes to Financial Statements of Digital Wireless Corporation

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

         Item 10.3 (a) is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated July 25, 1997.

         Items 10.3 (b) and (c) are incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1993.

10.4 Revolving Loan Agreement dated July 2, 1999 between Registrant and Fidelity National Bank.

10.5 Stock Pledge Agreement dated July 2, 1999 between Registrant and Fidelity National Bank.

10.6 Second Modification to Loan Documents dated March 7, 2000 between Registrant and Fidelity National Bank.

10.7 Commercial Promissory Note dated July 2, 1999 in favor of Fidelity National Bank.

10.8 Second Amendment to Commercial Promissory Note dated March 7, 2000 in favor of Fidelity National Bank.

10.9 Conditional Guaranty of Payment dated November 29, 1999 by the Registrant in favor of certain creditors of HumanSoft LLC, related to the confirmation of the Amended and Restated Plan of Reorganization of HumanSoft LLC, a wholly owned subsidiary of the Registrant.

21.0     List of subsidiaries of Registrant.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Ernst and Young LLP.

23.7     Financial Data Schedule (for SEC only).

(B)  REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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

                                      INTELLIGENT SYSTEMS CORPORATION
                                      Registrant

Date:  March 29, 2000                 By: /s/ J. Leland Strange
                                          ----------------------------------
                                            J. Leland Strange
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                           CAPACITY                                             DATE

/s/ J. Leland Strange               Chairman of the Board, President,                    March 29, 2000
-----------------------             Chief Executive Officer and Director
     J. Leland Strange              (Principal Executive Officer)



/s/ Bonnie L. Herron                Chief Financial Officer                              March 29, 2000
-----------------------             (Principal Accounting and Financial Officer)
     Bonnie L. Herron


/s/ Donald A. McMahon               Director                                             March 29, 2000
-----------------------
     Donald A. McMahon


/s/ James V. Napier                 Director                                             March 29, 2000
-----------------------
     James V. Napier


/s/ John B. Peatman                 Director                                             March 29, 2000
-----------------------
     John B. Peatman


/s/ Parker H. Petit                 Director                                             March 29, 2000
-----------------------
     Parker H. Petit


                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

FINANCIAL STATEMENTS:

 Report of Independent Public Accountants.................................................................................F-2

 Consolidated Balance Sheets - December 31, 1999 and 1998.................................................................F-3

 Consolidated Statements of Operations -
        Years Ended December 31, 1999, 1998 and 1997......................................................................F-4

 Consolidated Statements of Changes in Stockholders' Equity -
        Years Ended December 31, 1999, 1998 and 1997......................................................................F-5

 Consolidated Statements of Cash Flow -
        Years Ended December 31, 1999, 1998 and 1997......................................................................F-6

 Notes to Consolidated Financial Statements...............................................................................F-7

FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

 Schedule II - Valuation and Qualifying Accounts and Reserves.............................................................S-1

 Report of Independent Auditors for PaySys International, Inc.............................................................S-2
        Consolidated Balance Sheets of PaySys at December 31, 1999 and 1998...............................................S-3
        Consolidated Statements of Operations of PaySys for the three years ended December 31, 1999.......................S-4
        Consolidated Statements of Changes in Shareholders' Equity (Deficit) of PaySys
           for the three years ended December 31, 1999....................................................................S-5
        Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 1999........................S-6
        Notes to Consolidated Financial Statements of PaySys..............................................................S-7

 Report of Independent Public Accountants for Visibility, Inc............................................................S-31
        Consolidated Balance Sheets of Visibility at December 31, 1999 and 1998..........................................S-32
        Consolidated Statements of Operations of Visibility for the three years ended December 31, 1999..................S-33
        Consolidated Statements of Changes in Shareholders' Equity of Visibility
           for the three years ended December 31, 1999...................................................................S-34
        Consolidated Statements of Cash Flow of Visibility for the three years ended December 31, 1999...................S-35
        Notes to Consolidated Financial Statements of Visibility.........................................................S-36

 Report of Independent Public Accountants for Digital Wireless Corporation...............................................S-49
        Balance Sheet of Digital Wireless Corporation at December 31, 1999...............................................S-50
        Statement of Operations of Digital Wireless Corporation for the year ended December 31, 1999.....................S-52
        Statement of Changes in Shareholders' Equity of Digital Wireless Corporation
           for the year ended December 31, 1999..........................................................................S-53
        Statement of Cash Flow of Digital Wireless Corporation for the year ended December 31, 1999......................S-54
        Notes to Financial Statements of Digital Wireless Corporation....................................................S-55

*These documents are available upon request to Bonnie Herron and payment of $.50 per page for copying charges.


                        INTELLIGENT SYSTEMS CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


             TO THE STOCKHOLDERS OF INTELLIGENT SYSTEMS CORPORATION:

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiary companies and operating partnerships as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of InterQuad Services Limited, which statements reflect 0 percent of total assets and 7 percent of total revenues in 1999 and 19.5 percent of total assets and 37.1 percent of total revenues in 1998. We did not audit the financial statements of PaySys International, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in PaySys International, Inc. represents 0 percent of total assets in 1999 and 1998, and the equity in its 1999 and 1998 net loss represents 0 percent of consolidated net income for 1999 and 0 percent of consolidated net loss for 1998. The statements of InterQuad Services Limited and PaySys International, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for InterQuad Services Limited and PaySys International, Inc., is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and its subsidiary companies and operating partnerships as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP




Atlanta, Georgia
March 23, 2000


                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

AS OF DECEMBER 31,                                                                                      1999                 1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                                $    737             $    461
  Accounts receivable, net                                                                               1,464                2,165
  Notes and interest receivable                                                                            254                  189
  Inventories                                                                                              325                  741
  Other current assets                                                                                     263                  990
-----------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                 3,043                4,546
-----------------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                                    8,576                8,593
Long-term notes receivable                                                                                  53                   75
Property and equipment, at cost less accumulated depreciation and amortization                             686                2,570
Excess of cost over underlying net assets of businesses acquired,
      net of accumulated amortization                                                                       --                   15
 Other assets                                                                                            1,300                1,300
===================================================================================================================================
Total assets                                                                                          $ 13,658             $ 17,099

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                               $  1,000             $  2,078
  Accounts payable                                                                                         444                1,727
  Accrued expenses and other current liabilities                                                         1,647                2,568
-----------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                            3,091                6,373
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                             363                  900
-----------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                           (5)                 185
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,114,467 and
      5,104,467 outstanding at December 31, 1999 and 1998, respectively                                     51                   51
  Paid-in capital                                                                                       24,069               24,046
  Foreign currency translation adjustment                                                                   --                 (197)
  Unrealized gain in available-for-sale securities                                                         731                  633
  Accumulated deficit                                                                                  (14,642)             (14,892)
-----------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                          10,209                9,641
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                            $ 13,658             $ 17,099
===================================================================================================================================

The accompanying notes are an integral part of these balance sheets.


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)

YEAR ENDED DECEMBER 31,                                            1999                    1998                    1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                      $     8,479             $    18,253             $    21,160
Expenses:
    Cost of sales                                                    3,983                  12,495                  13,031
    Marketing                                                        1,021                   3,561                   3,860
    General & administrative                                         3,469                   7,346                   7,638
    Research & development                                             805                   1,892                   1,485
--------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                  (799)                 (7,041)                 (4,854)
--------------------------------------------------------------------------------------------------------------------------
Other income:
    Interest income (expense), net                                     (88)                   (290)                    350
    Investment income (loss), net                                    1,222                   5,776                  (2,585)
    Other loss, net                                                    (76)                   (135)                    (61)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision (benefit)
     and minority interest                                             259                  (1,690)                 (7,150)
--------------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                          --                    (152)                     16
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                 259                  (1,538)                 (7,166)
--------------------------------------------------------------------------------------------------------------------------
Minority interest                                                       10                      10                      10
==========================================================================================================================
Net income (loss)                                              $       249             $    (1,548)            $    (7,176)
Basic net income (loss) per share                              $      0.05             $     (0.30)            $     (1.41)
Diluted net income (loss) per share                            $      0.05             $     (0.30)            $     (1.41)
Basic weighted average shares outstanding                        5,106,134               5,104,467               5,087,456
--------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                      5,336,776               5,104,467               5,087,456
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.



                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                       (in thousands except share amounts)

                                                                                      YEAR ENDED DECEMBER 31,
STOCKHOLDERS' EQUITY                                                         1999                    1998                    1997
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, NUMBER OF SHARES, beginning of year                       5,104,467               5,104,467               5,126,767
Exercise of options during year                                            10,000                      --                  25,000
Purchase and retirement of stock                                               --                      --                 (47,300)
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                           5,114,467               5,104,467               5,104,467
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, AMOUNT, beginning of year                               $        51             $        51             $        51
Purchase and retirement of stock                                               --                      --                      --
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                                  51                      51                      51
---------------------------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL, beginning of year                                         24,046                  24,046                  24,139
Proceeds from options exercised                                                23                      --                      67
Purchase and retirement of stock                                               --                      --                    (160)
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                              24,069                  24,046                  24,046
---------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT, beginning of year                   (197)                   (193)                   (196)
Foreign currency translation adjustment during year                           197                      (4)                      3
---------------------------------------------------------------------------------------------------------------------------------
 End of year                                                                  --                    (197)                   (193)
---------------------------------------------------------------------------------------------------------------------------------
UNREALIZED GAIN IN AVAILABLE-FOR-SALE SECURITIES                              731                     633                     836
---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, beginning of year                                    (14,892)                (13,344)                 (6,168)
Net income (loss)                                                             249                  (1,548)                 (7,176)
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                             (14,642)                (14,892)                (13,344)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            $    10,209             $     9,641             $    11,396
=================================================================================================================================

COMPREHENSIVE INCOME
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $       249             $    (1,548)            $    (7,176)
Other comprehensive income (loss):
   Foreign currency translation adjustments                                    --                      (4)                      3
   Unrealized gain                                                            731                     633                     836
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                          $       980             $      (919)            $    (6,337)
=================================================================================================================================

The accompanying notes are an integral part of these statements.


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                                          YEAR ENDED DECEMBER 31,
CASH PROVIDED BY (USED FOR):                                                       1999                1998              1997
---------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income (loss)                                                             $   249             $(1,548)            $(7,176)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                               347               1,509               2,193
         Loss (gain) from sale or write-down of assets, net                       (2,170)             (5,184)                330
         Equity in net loss (income) of affiliates                                   948                (592)              2,262
         Changes in operating assets and liabilities:
            Accounts receivable                                                       19               2,013                 453
            Inventories                                                              279                (130)                 37
            Other current assets                                                     290                (200)                (36)
            Accounts payable                                                        (459)                353                 301
            Accrued expenses and other current liabilities                           315              (1,507)              2,668
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                   (182)             (5,286)              1,032
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                              2,365               5,451               3,667
   Decrease in net assets/liabilities of
      discontinued operations                                                         --                  --                 100
   Acquisition of company, net of cash acquired                                       --                  83                (870)
   Increase in ownership of subsidiaries                                              --                  --                 (50)
   Increase (decrease) in minority interests                                        (190)                 10                  --
   Acquisitions of long-term investments                                            (788)               (306)             (6,329)
   Repayments (advances) under notes receivable, net                                 (57)                232              (1,223)
   Maturity (purchases) of certificates of deposit                                    --                  --               1,056
   Dispositions (purchases) of property and equipment, net                           (13)                838              (1,162)
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                   1,317               6,308              (4,811)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term
     borrowing arrangements                                                         (975)               (600)              1,478
   Purchase and retirement of stock                                                   --                  --                (160)
   Exercise of stock options                                                          23                  --                  67
   Foreign currency translation adjustment                                            93                  (4)                  3
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                    (859)               (604)              1,388
---------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                      276                 418              (2,391)
Cash at beginning of year                                                            461                  43               2,434
---------------------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                              $   737             $   461             $    43
=================================================================================================================================

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

Nature of Operations - Our business is to create, manage and invest in businesses which we believe have promising growth potential. Consolidated companies (in which we have majority ownership and control) are principally engaged in two industries: technology related products and services and health care services (as defined more specifically in Note 16). Our affiliate companies (in which we have a minority ownership or non-controlling interest) are mainly involved in the technology industry.

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

Investments - For entities in which we have 20 to 50 percent ownership interest, we account for these investments by the equity method. We account for investments of less than 20 percent in non-marketable equity securities at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At December 31, 1999, the aggregate fair market value of our available-for-sale securities, which consist of 10,000 shares of common stock of S1 Corporation (which shares were acquired as a result of the merger of one of our minority owned businesses) totaled $781,000. At December 31, 1998, the aggregate fair value of our available-for-sale securities, which consisted primarily of 95,449 shares of common stock of Information Advantage, Inc. (successor by merger to IQ Software Corporation
(IQ)) totaled $725,000. These amounts include unrealized holding gains of $731,000 and $633,000 as of December 31, 1999 and 1998, respectively. These amounts are reflected as a separate component of stockholders' equity.

We classify short-term investments as trading securities under SFAS No. 115. The impact on the December 31, 1999 and 1998 financial statements of applying SFAS No. 115 to the trading securities was immaterial. Our investment in Visibility represents approximately $4.2 million of our long-term investments at December 31, 1999 (see Note 4). If the financial condition of Visibility deteriorates, it could have an adverse effect on our financial condition.

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

Property and Equipment - Property and equipment are carried at cost. For financial reporting purposes, we depreciate these assets using the 150 percent declining balance method over the estimated lives of the assets, as follows:


CLASSIFICATION                    USEFUL LIFE IN YEARS
--------------------------------------------------------
Operating equipment                        5
Furniture & fixtures                       7
Leasehold improvements                    1-7
--------------------------------------------------------

Accumulated depreciation and amortization was $1,024,000 and $2,241,000 at December 31, 1999 and 1998, respectively.


                        INTELLIGENT SYSTEMS CORPORATION

Intangibles - Intangibles are carried at cost net of related amortization. When we acquire a business, we generally amortize the excess of the cost of the acquisition over underlying net assets of the business acquired over three to five year periods using the straight-line method. Accumulated amortization of intangibles totaled $179,000 and $2.7 million at December 31, 1999 and 1998, respectively. Our policy is to write off the asset and accumulated amortization for fully amortized intangibles. Periodically we review the values assigned to intangible assets to determine whether they have been permanently impaired. To measure whether goodwill is recoverable, we use an estimate of the undiscounted cash flows of the applicable entity over the remaining life of the goodwill. In 1998, we wrote off $558,000 of goodwill associated with discontinuing certain product lines of the HumanSoft subsidiary (see Note 18). This write-off is reflected in general and administrative expense in the accompanying statements of operations. In 1999, 1998 and 1997, we recorded intangible amortization expense of approximately $14,987, $957,000 and $604,000, respectively. In 1998, we expensed $944,000 of purchased research and development related to the acquisition of JK, Inc. (see Note 2). In 1997, we expensed $953,000 of purchased research and development related to the acquisition of QS, Inc. (see
Note 2). These expenses are included in research and development expense on the accompanying statements of operations.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 1999 and 1998 consist of the following:

(in thousands)                            1999     1998
---------------------------------------------------------
Accrued wages and payroll taxes           $ 277     $454
Deferred revenue                            709      782
Other accrued expenses                      660    1,329
---------------------------------------------------------

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

JK, Inc. - Effective January 1, 1998, our HumanSoft LLC subsidiary acquired all of the common stock of JK, Inc. (JK), a company that provides software and services to the public health market, in exchange for 1,523 units of limited liability interest in HumanSoft. Immediately afterward, Intelligent Systems acquired 878 of the newly issued HumanSoft units from the sellers of JK for $200,000 cash and a promissory note of $600,000. The note was due in three equal annual installments beginning January 1, 1999 and bears interest of 8.5


                        INTELLIGENT SYSTEMS CORPORATION
percent per annum payable annually. The acquisition was accounted for as a purchase. We expensed $944,000 of purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. We have consolidated the results of operations of JK since the acquisition. The company ceased operations in September 1998.

Intelligent Systems made a claim against the sellers of JK for breach of certain representations and warranties in the acquisition agreements and asserted its right to offset amounts owed to the sellers under the notes. The sellers indicated they disagree with our claim. Neither party has taken any further action in this matter.

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

InterQuad Services - Effective February 1, 1999, we sold our ownership in the InterQuad Services subsidiary. We sold our interest in return for a 19 percent interest in a privately held U.K. company whose principal asset is a 49 percent ownership in InterQuad Group. InterQuad Group is a privately held U.K. based company that provides computer hardware, software, training and consulting services to businesses.

IQ Software Corporation - In 1998, we recorded a gain of $1.0 million and cash proceeds of $1.2 million on the sale of 114,000 shares of common stock of IQ. In January 1999, we sold our remaining 95,449 shares of common stock of Information Advantage (formerly IQ Software). We recorded a gain on the sale of $814,000 and netted cash proceeds of $902,000.

MediaMetrix, Inc. - As a result of a merger between Relevant Knowledge (a company in which we were a minority investor) and MediaMetrix in 1998, we acquired 24,501 shares of MediaMetrix stock. We sold the shares in the public market on November 6, 1999 after the one year holding period, realizing a gain of $995,000 on the sale and cash of $1,045,000.

Novient, Inc. - In the first quarter of 1999, we sold 66,500 shares of preferred stock of Novient, Inc., in a private transaction, recognizing a gain of $233,000 and netting $286,000 in cash. At December 31, 1999, we retain 227,250 shares of preferred stock in the private company.

OrCAD, Inc. - We sold our remaining 104,484 shares of common stock of OrCAD (acquired in the sale of our Japanese affiliate in 1995) in the second quarter of 1997, recognizing a gain of $217,000 on the sale.

Paragon Interface, Inc. - Effective April 17, 1998, we sold our minority interest in Paragon Interface, Inc. for $839,000 cash. At the closing, Paragon also repaid a loan of $150,000 from us. We recorded a gain of $457,000 on the sale. In the second quarter of 1999, we recorded additional gain of $130,000 upon the expiration of certain contingencies.

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

NOTE 4

INVESTMENTS IN AFFILIATES

PaySys International, Inc. - At December 31, 1999, we owned a 37 percent interest (approximately 29.6% on a diluted basis) in PaySys International, Inc., a software company accounted for using the equity method of accounting. Our pro rata share of PaySys losses was $7.9 million in 1997. However, in accordance with the equity method of accounting, we only recorded $3.0 million, reducing our investment of $3.0 million to zero


                        INTELLIGENT SYSTEMS CORPORATION
on the balance sheet at December 31, 1998 and 1999. During 1998 and 1999, we did not record any additional losses or income related to PaySys. We have no obligation or intent to provide additional funding to PaySys. No dividends were received from the affiliate during 1999 and 1998.

The following table contains the summarized financial information of PaySys.

YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------
(in thousands)                    1999           1998          1997
---------------------------------------------------------------------
Current assets                 $ 18,929       $ 14,852       $ 10,658
Current liabilities              18,947         18,957         20,981
Noncurrent assets                 4,960          3,005          3,604
Noncurrent liabilities           16,370          8,653          5,204

Net sales                      $ 50,068       $ 45,905       $ 32,787
Operating income (loss)             902         (3,814)       (15,063)
Net income (loss)                (1,706)        (5,163)(1)    (15,815)(2)
---------------------------------------------------------------------

(1)       Includes non-recurring charges totaling $4.3 million.
(2)       Includes non-recurring charges totaling $5.8 million.

Visibility, Inc. - At December 31, 1998, we owned a 33 percent interest in Visibility, Inc., a software company. The investment is classified as an affiliate and accounted for using the equity method of accounting. Our pro rata share of Visibility income (loss) was $(1,418,000), $195,000 and $797,000 in 1999, 1998 and 1997, respectively. No dividends were received from the affiliate in 1998 or 1997.

The following table contains the summarized financial information of Visibility.

YEAR ENDED DECEMBER 31,
--------------------------------------------------------------
(in thousands)                  1999        1998       1997
--------------------------------------------------------------
Current assets                $ 9,177     $10,236    $ 6,755
Current liabilities            16,862      14,402     11,894
Noncurrent assets               1,108       1,337      1,452
Noncurrent liabilities          1,972       2,029      1,855

Net sales                     $24,210     $30,193    $21,850
Operating income (loss)        (3,636)      1,040     (2,892)
Net income (loss)              (4,225)        679     (3,360)
--------------------------------------------------------------

Digital Wireless Corporation - At December 31, 1999, we owned a 21 percent interest in Digital Wireless Corporation, a private company involved in wireless telecommunication products for industrial and commercial markets. Our pro rata share of Digital's income in 1999 was $184,000. No dividends were received from the affiliate in 1999.

The following table contains the summarized financial information of Digital Wireless.

YEAR ENDED DECEMBER 31,
----------------------------------
(in thousands)               1999
----------------------------------
Current assets              $2,785
Current liabilities            439
Noncurrent assets              115
Noncurrent liabilities         103

Net sales                   $4,471
Operating income             1,006
Net income                     794
                            ------

NOTE 5

LONG-TERM INVESTMENTS

Investments in Alliance Technology Ventures (a private technology venture fund) and Atherogenics, Inc. (a biotechnology firm) represent 8% each of the company's long-term investments at December 31, 1999 and 4% and 8%, respectively, of long-term investments at December 31, 1998.

NOTE 6

ACCOUNTS AND NOTES RECEIVABLE AND OTHER COMMITMENTS

At December 31, 1999 and 1998, our allowance for doubtful accounts and sales returns amounted to $58,000 and $1,188,000, respectively.

Provisions for doubtful accounts and sales returns were $24,000, $240,000 and $46,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, we hold a minority ownership position in Risk Laboratories, LLC (risk management software). We own approximately 29 percent of Risk Laboratories and account for this investment by the equity method. We have also made loans to Risk Laboratories with original terms expiring in 1999 and bearing interest at various rates over prime. These loans amounted to $148,000 and $133,000 at December 31, 1999 and 1998, respectively. Our pro rata


                        INTELLIGENT SYSTEMS CORPORATION
                                     F-10
share of Risk Laboratories losses was $106,000 in 1998. However, in accordance with the equity method of accounting, we only recorded $80,000, reducing our investment of $200,000 to zero on the balance sheet at December 31, 1998. During 1999, we did not record any additional losses or income related to Risk Laboratories. Refer to Note 19 for an explanation of the sale of our interest in Risk Laboratories on March 21, 2000.

At December 31, 1999, one UK-based customer of our ChemFree subsidiary represented 25 percent of consolidated accounts receivable as a result of a high volume of shipments to the customer in the last 45 days of the year. Balances were paid within terms subsequent to the year-end.


NOTE 7

BORROWINGS

Terms and borrowings under our credit facilities are summarized as follows:

(in thousands)                           1999        1998
-----------------------------------------------------------
Maximum outstanding (month-end)         $1,250       $2,477
Outstanding at year end                 $  100       $  750
Average interest rate at  year end         8.5%         8.5%
Average borrowings during the year      $  387       $1,127
Average interest rate                      8.5%        10.4%
-----------------------------------------------------------

Interest paid on debt during 1999, 1998 and 1997 amounted to $33,000, $118,000 and $103,000, respectively.

NOTE 8

LONG-TERM DEBT

Our long-term debt consists of the promissory notes payable to the sellers of JK, as more fully described in Note 2, and the long-term portion of the creditor payments related to the HumanSoft reorganization. Maturities of long-term debt are as follows:

YEAR ENDED DECEMBER 31,
---------------------------------------------------------
(in thousands)
---------------------------------------------------------
              2001                              $363
---------------------------------------------------------
Total long-term debt payments                   $363
=========================================================

NOTE 9

INCOME TAXES

The income tax provision (benefit) related to operations consists of the following:

YEAR ENDED DECEMBER 31,
---------------------------------------------------------
(in thousands)                 1999      1998       1997
---------------------------------------------------------
Current:
  Domestic                     $ --      $(152)     $ 16
---------------------------------------------------------
                               $ --      $(152)     $ 16
=========================================================

We do not show a reconciliation between our effective tax rate and the U.S. statutory rate since only state income taxes are provided.

At December 31, 1999, our domestic subsidiaries had net operating loss carryforwards totaling $24.0 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2006 and continuing through 2019. We may not be able to use these carryforwards because, in some cases, they are limited to taxable income of a particular subsidiary or may be subject to annual limitation under the Internal Revenue Code if there is a greater than 50 percent change in ownership as defined under Section 382.

We account for income taxes using Statement of Financial Accounting Standard 109, "Accounting for Income Taxes". We have a deferred tax benefit of approximately $11.0 million at December 31, 1999 and $10.0 million at December 31, 1998. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 1999 and 1998 by a valuation allowance of an equal amount. The deferred tax benefit at December 31, 1999 and 1998 relates primarily to net operating loss carryforwards.

Income taxes paid (or refunds received) during 1999, 1998 and 1997 amounted to $0, $(152,000), and $16,000, respectively.

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through 2002. Future minimum lease payments are as follows:


                        INTELLIGENT SYSTEMS CORPORATION

YEAR ENDED DECEMBER 31,
--------------------------------------------------------
(in thousands)
--------------------------------------------------------
                2000                             $  989
                2001                                923
                2002                                764
             Thereafter                              --
--------------------------------------------------------
Total minimum lease payments                     $2,676
========================================================

Rental expense for leased facilities and equipment related to operations amounted to $995,000, $1.2 million and $1.2 million, for the years ended December 31, 1999, 1998 and 1997, respectively.

Guaranty Of HumanSoft Obligations - In connection with the confirmation on November 18, 1999 of the Plan of Reorganization of HumanSoft LLC, a wholly owned subsidiary of the company, we guaranteed the future payments to certain creditors of HumanSoft. The total amount of future payments is $327,000, due in two equal payments on the first and second anniversary of the confirmation.

Legal Matters - In 1999, a suit was brought against our ChemFree subsidiary and two other parties by a former paid consultant of ChemFree. The suit challenges the ownership of various intellectual property assets of ChemFree. ChemFree and the other parties to the litigation strongly deny the allegations, have filed cross claims against another entity and intend to vigorously defend the suit. The case is pending in the Superior Court of Gwinnett County, Georgia. While the company believes ChemFree has sufficient evidence to refute the claims made, there can be no assurance that the case will be resolved in favor of ChemFree.

In addition, we are party to a small number of legal matters arising in the ordinary course of business. It is management's opinion that none of these matters will have a material adverse impact on our consolidated financial position or results of operations.

NOTE 11

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

NOTE 12

STOCKHOLDERS' EQUITY

We have authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases at various times in the past. We repurchased and retired 47,300 shares of common stock in the year ended December 31, 1997 but made no repurchases during 1998 and 1999.

NOTE 13

STOCK OPTION PLAN

We instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan provides shares of common stock that may be sold to officers and key employees. Stock options are granted at fair market value on the date of grant. As of December 31, 1999, 655,000 options are fully vested and exercisable at a weighted average price per share of $1.75. All options expire ten years from their respective dates of grant. At December 31, 1999, the weighted average remaining contractual life of the outstanding options is
4.73 years. There are 655,000 options exercisable with option prices ranging from $0.875 to $2.94 and with a weighted average price per share of $1.75. Stock option transactions during the three years ended December 31, 1999 were as follows:


                        INTELLIGENT SYSTEMS CORPORATION


                                           1999             1998             1997
---------------------------------------------------------------------------------

Options outstanding
  at Jan. 1                             665,000          665,000          690,000
Options granted                              --               --               --
Options exercised                        10,000               --           25,000
Options canceled                             --               --               --
Options outstanding
  at Dec. 31                            655,000          665,000          665,000

Options available for
  grant at Dec. 31                      185,000          185,000          185,000

Option price ranges per share:
  Granted                                    --               --               --
  Exercised                               $2.25               --       $2.25-2.94
  Canceled                                   --               --               --

Weighted average
  option price per
  share:
  Granted                                    --               --
  Exercised                               $2.25               --            $2.67
  Canceled                                   --               --
  Outstanding at
    Dec. 31                               $1.75            $1.75            $1.75
---------------------------------------------------------------------------------

We account for the Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123. The fair value of each option granted in 1996 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-        risk free interest rate of 6.3 percent

-        expected life of the option of 6 years

-        expected dividend yield rate of 0 percent

-        expected volatility of 63 percent

Under these assumptions, the weighted average fair value of options granted in 1996 was $1.54. There were no awards under the Plan in 1997, 1998 or 1999. The fair value of the grants would be amortized over the vesting period for the options. Accordingly, our pro forma net income (loss) and net income (loss) per common share assuming compensation cost as determined under SFAS No. 123 would have been the following:


YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------
(in thousands except                 1999               1998                1997
  per share data)
--------------------------------------------------------------------------------
Net income (loss)                $    249          $  (1,548)          $  (7,176)
Net income (loss)
  per common share
  basic                          $   0.05          $   (0.30)          $   (1.53)
--------------------------------------------------------------------------------
Net income (loss)
  per common share
  diluted                        $   0.05          $   (0.30)          $   (1.53)
--------------------------------------------------------------------------------


NOTE 14

FOREIGN SALES AND OPERATIONS

Aggregate export and foreign sales were $1.3 million, $7.0 million and $7.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Export and foreign sales were made principally in the United Kingdom and the Pacific Rim. Sales in these geographic areas are as follows:




YEAR ENDED DECEMBER 31,
----------------------------------------------------------
(in thousands)               1999         1998        1997
----------------------------------------------------------
United Kingdom             $1,317       $7,011      $6,813
Pacific Rim                    22           49         210
----------------------------------------------------------

For the years ended December 31, 1999, 1998 and 1997, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $(109,000), $(1,092,000) and $(930,000), respectively.

As of December 31, 1999 and 1998, foreign subsidiaries had assets of $0 and $3.3 million, respectively, and total liabilities of $0 and $3.4 million, respectively.

As a result of the sale of our InterQuad subsidiary in early 1999, we have no foreign subsidiaries and therefore no currency exchange restrictions that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-US currency amounts.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 15

EARNINGS PER SHARE

For the year ended December 31, 1999, our diluted weighted average shares outstanding include the assumed conversion of stock options resulting in an increase of 222,000 shares outstanding.

For the years ended December 31, 1998 and 1997, basic and diluted weighted average shares outstanding are the same because all of our common stock equivalents (stock options) are non-dilutive since we reported a loss for each period.


YEAR ENDED DECEMBER 31,
------------------------------------------------------------
(in thousands)                    1999      1998        1997
------------------------------------------------------------
Net income (loss)               $  249   $(1,548)    $(7,176)
Basic earnings (loss) per
  share                         $ 0.05   $ (0.30)    $ (1.41)
Basic weighted average
   shares                        5,106     5,104        5,087
Diluted earnings (loss)
  per share                     $ 0.05   $ (0.30)    $ (1.41)
Diluted weighted
average shares                   5,337     5,104        5,087

NOTE 16

INDUSTRY SEGMENTS

Our consolidated subsidiaries are involved in two industry segments: health care services and technology related products and services. Operations in health care services involve mental health and substance abuse treatment programs. We derived 2.4 percent, 10.6 percent and 13.5 percent of our consolidated revenue in 1999, 1998 and 1997, respectively, from a national chain of hospitals in which our PsyCare subsidiary conducts some of its treatment programs. Operations in technology related products include development and sales of software products and services and manufacture and sale of bio-remediating parts washers.

Total revenue by industry includes sales to unaffiliated customers. Sales between the two industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the general corporate overhead expense has been allocated to the individual industry segments. Identifiable assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, marketable securities, notes receivable and investments.

The table following contains segment information for the years ended December 31, 1999, 1998 and 1997.


YEAR  ENDED DECEMBER 31, 1999
-----------------------------------------------------------
                                          Health
(in thousands)                 Tech.       Care     Consol.
-----------------------------------------------------------
Net sales                      $6,693     $1,786   $  8,479
R&D                               805         --        805
Depreciation                      215         76        291
Operating income (loss)            35         65        100
General corp. expenses                                  899
-----------------------------------------------------------
  Consolidated operating
    loss                                               (799)
Interest expense                                        (88)
Investment income                                     1,222
Other loss, net                                         (76)
-----------------------------------------------------------
Income from continuing
  operations before
  income tax  provision
  and minority interest                                 259
Income tax provision                                     --
-----------------------------------------------------------
Income before minority
  interest                                              259
Minority interest                                        10
-----------------------------------------------------------
Net income from
  continuing operations                            $    249
===========================================================
Capital expenditures           $  188     $    7   $    195
===========================================================
Identifiable assets            $3,288     $  497   $  3,785
Corporate assets                                      9,873
-----------------------------------------------------------
Total assets at year end                           $ 13,658
===========================================================

                        INTELLIGENT SYSTEMS CORPORATION
                                      F-14


YEAR ENDED DECEMBER 31, 1998
-----------------------------------------------------------
                                          Health
(in thousands)                 Tech.       Care     Consol.
-----------------------------------------------------------
Net sales                     $14,124    $ 4,129    $18,253
R&D                             1,892         --      1,892
Depreciation                      814         97        911
Operating income (loss)        (5,848)        77     (5,771)
General corp. expenses                                1,270
-----------------------------------------------------------
  Consolidated operating
    loss                                             (7,041)
Interest expense                                       (290)
Investment income                                     5,776
Other loss, net                                        (135)
-----------------------------------------------------------
Loss from continuing
  operations before
  income tax  provision
  and minority interest                              (1,690)
Income tax benefit                                      152
-----------------------------------------------------------
Loss before minority
  interest                                           (1,538)
Minority interest                                        10
-----------------------------------------------------------
Net loss from
  continuing operations                             $(1,548)
===========================================================
Capital expenditures          $   896    $     9    $   905
===========================================================
Identifiable assets           $ 6,954    $   960    $ 7,914
Corporate assets                                      9,185
-----------------------------------------------------------
Total assets at year end                            $17,099
===========================================================


YEAR ENDED DECEMBER 31, 1997
----------------------------------------------------------
                                          Health
(in thousands)                 Tech.       Care    Consol.
----------------------------------------------------------
Net sales                     $14,957     $6,203  $ 21,160
R&D                             1,485         --     1,485
Depreciation                      964        147     1,111
Operating loss                 (2,290)      (912)   (3,202)
General corp. expenses                               1,652
----------------------------------------------------------
  Consolidated operating
    loss                                            (4,854)
Interest income                                        350
Investment loss                                     (2,585)
Other loss, net                                        (61)
----------------------------------------------------------
Loss from continuing
  operations before
  income tax  provision
  and minority interest                             (7,150)
Income tax provision                                   (16)
----------------------------------------------------------
Loss before minority
  interest                                          (7,166)
Minority interest                                       10
----------------------------------------------------------
Net loss from continuing
  operations                                      $ (7,176)
==========================================================
Capital expenditures          $ 1,973     $    7  $  1,980
==========================================================
Identifiable assets           $ 7,762     $1,059  $  8,821
Corporate assets                                    10,270
----------------------------------------------------------
Total assets at year end                          $ 19,091
==========================================================

NOTE 17

QUARTERLY FINANCIAL DATA (unaudited)

The table below contains a summary of selected quarterly data for the years ended December 31, 1999 and 1998.


                                                           FOR QUARTERS ENDED
(in thousands except              MARCH                 JUNE                 SEPT.                DEC.
   per share data)                  31                   30                   30                   31
-------------------------------------------------------------------------------------------------------

1999
Net sales                        $ 2,683              $ 2,090              $ 1,816              $ 1,890
Operating loss                      (284)                (322)                 (58)                (135)
Net income (loss)                  1,094 (a)             (898)(b)             (872)(C)              926 (d)
Basic income (loss) per
  share                             0.21                (0.18)               (0.17)                0.18
Diluted income (loss)
  per share                         0.21                (0.18)               (0.17)                0.17

                                                                                                   1998
Net sales                        $ 4,804              $ 5,322              $ 4,409              $ 3,718
Operating loss                    (3,389)                (813)              (2,093)                (746)
Net income (loss)                 (2,608)(e)              690 (f)              282 (g)               88 (h)
Basic income (loss)
per share                          (0.51)                0.14                 0.06                 0.02

Diluted income                     (0.51)                0.13                 0.05                 0.02
(loss) per share


a. Includes gain of $1.0 million on investments and $370,000 income in equity of affiliates.

b. Includes gain of $128,000 on investments and $674,000 loss in equity of affiliates.

c.       Includes $556,000 loss in equity of affiliates.

d. Includes gain of $995,000 on investment and $89,000 loss in equity of affiliates.

e. Includes charge of $944,000 for in-process R&D, $191,000 charge for restructuring and gain of $947,000 on investment.

f.       Includes gains of $1.7 million on investments.

g. Includes charge of $955,000 to discontinue product lines and gain of $2.5 million on investment.

h.       Includes $829,000 income in equity of affiliates.


NOTE 18

HUMANSOFT SUBSIDIARY REORGANIZATION UNDER CHAPTER 11

On November 17, 1998, our HumanSoft subsidiary filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia in response to an involuntary filing under Chapter 7 by three creditors. In the quarter ended September 30, 1998, we recorded a write-off related to the discontinued product lines. On November 18, 1999, the court confirmed the HumanSoft Plan of


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-15

Reorganization. The plan provides for payment of a fixed percent of the allowed claims for certain trade creditors and customers of HumanSoft as well as payment of the administrative expenses. The first payments were made immediately following the confirmation, with two additional payments of $163,000 each due to certain creditors on the first and second anniversary of the confirmation. Intelligent Systems has guaranteed the future payments. The final plan expanded the creditor class to include certain customer claims, which caused the final settlement amount to exceed the original amount reserved for the bankruptcy. Accordingly, in the fourth quarter of 1999, we recorded additional reserves totaling $141,000 to reflect the provisions of the confirmed plan of reorganization.


NOTE 19

SUBSEQUENT EVENTS (unaudited)

Acquisition of 2order.com - On January 21, 2000, 2order.com, a company in which we hold a minority equity position, was acquired by Primus Knowledge Solutions, Inc., a publicly traded company. We received 66,431 shares of Primus common stock in exchange for our interest in 2order.com. The shares must be held for a short period of time.

Sale of interest in Risk Laboratories - On March 21, 2000, we sold part of our interest in Risk Laboratories in a private transaction. We sold 2,310,000 shares for $8.8 million in cash and can require the purchaser to acquire our remaining 623,515 shares (7% of Risk Laboratories) at approximately the same price per share within two years from the original transaction date. At the closing of the transaction, Risk also repaid a note in the amount of $43,000.


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-16

SCHEDULE II


                         INTELLIGENT SYSTEMS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999




                                       BALANCE AT    CHARGED TO
                                       BEGINNING     COSTS AND                                               BALANCE AT
DESCRIPTION                            OF PERIOD      EXPENSES      DEDUCTIONS(a.)   RECLASSIFICATION(c.)   END OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS b.
  Year Ended December 31, 1997             371,705       46,963         211,760                     --         206,908
  Year Ended December 31, 1998             206,908      239,734         126,537                867,463       1,187,568
  Year Ended December 31, 1999           1,187,568       23,375       1,156,523                  3,238          57,658

a.       Write-offs of accounts receivable against allowance accounts.

b. This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.

c.       Reclassification of unearned revenue to Allowance for Doubtful
         Accounts.

                         Report of Independent Auditors

Board of Directors
PaySys International, Inc.

We have audited the accompanying consolidated balance sheets of PaySys International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaySys International, Inc. and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 1997 (effective October 1, 1997) the Company adopted Statement of Position 97-2, "Software Revenue Recognition", changing its method of recognizing revenue on software transactions.

                                                             Ernst and Young LLP





February 18, 2000
Atlanta, Georgia

                   PaySys International, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                             DECEMBER 31
                                                                                       1999               1998
                                                                                  ---------------------------------
                                                                                  (In thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents                                                         $  3,974           $  1,846
   Accounts receivable, less allowance for bad debts of $2,266 and
     $1,078 at December 31, 1999 and 1998, respectively                                 9,450              8,338
   Unbilled receivables                                                                 4,837              4,382
   Prepaid expenses and other current assets                                              668                286
                                                                                     ---------------------------
Total current assets                                                                   18,929             14,852

Furniture and equipment, net                                                            2,936              2,511
 Computer software costs, net of accumulated amortization
   of $1,204 and $770 at December 31, 1999 and 1998, respectively
                                                                                        1,685                301
 Deposits and other assets                                                                339                193
                                                                                     ---------------------------
                                                                                     $ 23,889           $ 17,857
                                                                                     ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                  $  1,821           $  1,734
   Accrued employee compensation                                                        2,415              2,000
   Deferred revenues                                                                   10,728              9,586
   Current portion of long-term debt and capital lease obligations                        733              3,629
   Accrued royalties                                                                       --                926
   Other current liabilities                                                            3,250              1,082
                                                                                     ---------------------------
Total current liabilities                                                              18,947             18,957

Other liabilities                                                                         226                 --
Long-term debt and capital lease obligations, less current portion                     12,378              7,679
Deferred rent expense                                                                     183                520
                                                                                     ---------------------------
                                                                                       31,734             27,156

Redeemable stock purchase warrants                                                      3,583                454

Shareholders' equity (deficit):
   Preferred stock, $.01 par value; 10,000,000 shares authorized; 2,779,689 shares issued and outstanding; liquidation
     preference of $15,900 at December 31, 1999 and 1998                                   28                 28
   Common stock, $.01 par value; 30,000,000 shares authorized;
     6,976,644 and 5,797,534 shares issued and outstanding at
     December 31, 1999 and 1998, respectively                                              70                 58
   Additional paid-in capital                                                          16,282             12,782
   Notes receivable - officers                                                         (3,423)                --
   Deferred stock compensation                                                             (3)               (41)
   Accumulated deficit                                                                (24,123)           (22,417)
   Cumulative translation adjustments                                                    (259)              (163)
                                                                                     ---------------------------
                                                                                      (11,428)            (9,753)
                                                                                     ---------------------------
                                                                                     $ 23,889           $ 17,857
                                                                                     ===========================

See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

                      Consolidated Statements of Operations



                                                          YEAR ENDED DECEMBER 31
                                                 1999              1998               1997
                                              ----------------------------------------------
                                                              (In thousands)

Revenues:
   License fees                               $ 19,789           $ 18,385           $ 13,088
   Services                                     30,279             27,520             19,699
                                              ----------------------------------------------
Total revenues                                  50,068             45,905             32,787

Cost of revenues:
   License fees                                    998              1,934              4,223
   Services                                     21,552             20,608             15,683
                                              ----------------------------------------------
Total cost of revenues                          22,550             22,542             19,906

Gross margin                                    27,518             23,363             12,881

Operating expenses:
   Sales and marketing                           7,691              6,240              4,865
   Research and development                     12,424             11,804             10,641
   General and administrative                    6,501              4,793              6,900
   Royalty termination settlement                   --              4,340                 --
   Non-cash compensation                            --                 --              3,722
   Write-off of capitalized software                --                 --                949
   Cost of abandoned stock offering                 --                 --                867
                                              ----------------------------------------------
Total operating expenses                        26,616             27,177             27,944

Income (loss) from operations                      902             (3,814)           (15,063)
Interest income (expense):
   Interest income                                 217                118                 95
   Interest expense                             (2,555)            (1,279)              (442)
                                              ----------------------------------------------
                                                (2,338)            (1,161)              (347)
                                              ----------------------------------------------
Income (loss) before income taxes               (1,436)            (4,975)           (15,410)
Income tax expense                                 270                188                405
                                              ----------------------------------------------
Net income (loss)                             $ (1,706)          $ (5,163)          $(15,815)
                                              ==============================================

See accompanying notes.

                  PaySys International, Inc. and Subsidiaries

      Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                              PREFERRED STOCK                 COMMON STOCK             TREASURY STOCK
                                     ----------------------------------------------------------------------------------------------

                                        NUMBER                           NUMBER                     NUMBER
                                      OF SHARES            AMOUNT       OF SHARES       AMOUNT     OF SHARES       AMOUNT
                                     ----------------------------------------------------------------------------------------------
                                                               (In thousands, except share data)
Balance at December 31, 1996                     --       $     --       6,826,520       $ 68        159,050       $  (491)
   Comprehensive loss:
     Net loss                                    --             --              --         --             --            --
     Foreign currency translation
       adjustment                                --             --              --         --             --            --

   Comprehensive loss
   Noncash compensation from stock               --
     purchase warrants and stock
     options                                     --             --              --         --             --            --
   Exercise of stock purchase                    --
     warrants and stock options                  --                        464,355          5             --            --
   Retirement of treasury stock                  --             --        (159,050)        (2)      (159,050)          491
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1997                     --             --       7,131,825         71             --            --
   Comprehensive loss:
     Net loss                                    --             --              --         --             --            --
     Foreign currency translation                --             --              --         --             --            --
       adjustment

   Comprehensive loss
   Noncash compensation from stock               --
     purchase warrants and stock                 --             --              --         --             --            --
     options
   Exercise of stock options                     --             --           8,335         --             --            --
   Issuance of preferred stock and
     repurchase and retirement of
     common stock                         2,779,689             28      (1,342,626)       (13)            --            --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1998              2,779,689             28       5,797,534         58             --            --
   Comprehensive loss:
     Net loss                                    --             --              --         --             --            --
     Foreign currency translation                --             --              --         --             --            --
       adjustment

   Comprehensive loss
   Noncash compensation from stock
     purchase warrants and stock
     options                                     --             --              --         --             --            --
   Exercise of stock options                     --             --          75,000          1             --            --
   Issuance of common stock for
     notes receivable from officers              --             --       1,104,110         11             --            --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1999              2,779,689       $     28       6,976,644       $ 70             --       $    --
                                     ===============================================================================================




                                         ADDITIONAL      NOTES      DEFERRED                   CUMULATIVE
                                          PAID-IN     RECEIVABLE     STOCK      ACCUMULATED    TRANSLATION
                                          CAPITAL      OFFICERS   COMPENSATION    DEFICIT      ADJUSTMENTS      TOTAL
                                     ----------------------------------------------------------------------------------------------
                                                               (In thousands, except share data)
Balance at December 31, 1996             $  2,079       $    --       $ --       $ (1,439)      $   (55)      $    162
   Comprehensive loss:
     Net loss                                  --            --         --        (15,815)           --        (15,815)
     Foreign currency translation
       adjustment                              --            --         --             --           (16)           (16)

   Comprehensive loss                                                                                          (15,831)
   Noncash compensation from stock
     purchase warrants and stock
     options                                3,793            --        (67)            --            --          3,726
   Exercise of stock purchase
     warrants and stock options                15            --         --             --            --             20
   Retirement of treasury stock              (489)           --         --             --            --             --
                                     -----------------------------------------------------------------------------------------------
Balance at December 31, 1997                5,398            --        (67)       (17,254)          (71)       (11,923)
   Comprehensive loss:
     Net loss                                  --            --         --         (5,163)           --         (5,163)
     Foreign currency translation
       adjustment                              --            --         --             --           (92)           (92)
                                                                                                              --------
                                                                                                                (5,255)
   Comprehensive loss
   Noncash compensation from stock
     purchase warrants and stock
     options                                   --                       26             --            --             26
   Exercise of stock options                   26            --         --             --            --             26
   Issuance of preferred stock and
     repurchase and retirement of           7,358            --         --             --            --          7,373
     common stock                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1998               12,782            --        (41)       (22,417)         (163)        (9,753)
   Comprehensive loss:
     Net loss                                  --            --         --         (1,706)           --         (1,706)
     Foreign currency translation
       adjustment                              --            --         --             --           (96)           (96)
                                                                                                              --------
                                                                                                                (1,802)
   Comprehensive loss
   Noncash compensation from stock
     purchase warrants and stock               --            --         38             --            --             38
     options
   Exercise of stock options                   88            --         --             --            --             89
   Issuance of common stock for
     notes receivable from officers         3,412        (3,423)        --             --            --             --
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1999             $ 16,282       $(3,423)      $ (3)      $ 24,123)      $  (259)      $(11,428)
                                    ===============================================================================================

See accompanying notes.

                  PaySys International, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                              YEAR ENDED DECEMBER 31
                                                                       1999          1998            1997
                                                                   ----------------------------------------
                                                                                (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                   $ (1,706)      $ (5,163)      $(15,815)
Add (deduct) adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                      1,294          1,480          1,052
     Amortization of computer software costs                             434            391          2,257
     Amortization of discounts on debt                                   353            118             15
     Provision for doubtful accounts                                   1,915          1,940            288
     Accrued rent expense                                               (337)          (308)          (294)
     Deferred income taxes                                                --             --            277
     Noncash compensation                                                 38             26          3,726
     Changes in operating assets and liabilities:
       Accounts receivable and unbilled receivables                   (3,482)        (5,361)        (2,254)
       Deposits and other assets                                        (528)           (48)          (138)
       Accounts payable                                                   87         (1,321)         1,195
       Accrued employee compensation                                     415           (483)         1,164
       Deferred revenues                                               1,142            199          2,830
       Other liabilities                                               1,468         (3,639)         4,163
                                                                   ---------------------------------------
Net cash provided by (used in) operating activities                    1,093        (12,169)        (1,534)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                  (1,721)        (1,224)        (2,112)
Purchased computer software rights                                    (1,818)            --             --
Computer software development                                             --             --           (216)
                                                                   ---------------------------------------
Net cash used in investing activities                                 (3,539)        (1,224)        (2,328)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                 --          7,373             --
Exercise of options and warrants                                          89            172             20
Proceeds from borrowings                                              15,016          9,735          4,491
Principal payments on long-term debt, capital lease
   obligations                                                       (10,435)        (3,023)        (1,596)
                                                                   ---------------------------------------
Net cash provided by financing activities                              4,670         14,257          2,915
                                                                   ---------------------------------------
Effect of foreign currency translation on cash and cash
   equivalents                                                           (96)           (92)           (16)
                                                                   ---------------------------------------
Increase (decrease) in cash and cash equivalents                       2,128            772           (963)
Cash and cash equivalents at beginning of period                       1,846          1,074          2,037
                                                                   ---------------------------------------
Cash and cash equivalents at end of period                          $  3,974       $  1,846       $  1,074
                                                                   =======================================

See accompanying notes.

                  PaySys International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                               December 31, 1999


1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

PaySys International, Inc. (the Company) is a global provider of credit card transaction processing software to banks, retailers and third party processors. PaySys' flagship software product, Vision PLUS (R), is a customizable software system consisting of a range of integrated application modules for processing both bank and retail credit card transactions. Additionally, the Company has developed a new transaction payment software engine that is an internet-enabled, diversified billing and customer management system that serves business-to-business e-commerce. This new engine will enable commercial users to integrate a highly flexible payment system into their e-commerce systems.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances, transactions, and profits and losses have been eliminated.

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

The Company elected to adopt the provisions of SOP 97-2 effective October 1, 1997. The most significant impact of adopting SOP 97-2 on the Company's revenue recognition policies is later recognition of revenue on certain contracts than under past practices. Under SOP 97-2, license and professional service fee revenues from contracts which require significant production or modification are recognized under contract accounting on a percentage of completion basis as services are performed. For contracts which do not require significant production or modification, fees are allocated to the various contract elements based on the fair value of each element and are recognized as follows; software license revenue upon delivery of the software and related documentation when the fees are fixed and determinable and collectibility is assessed as probable; professional services revenue as the services are performed; and post-contract customer support over the term of the arrangement. Revenue related to research and development agreements is recognized as services are performed over the related funding period for each contract. Such revenue is included in license revenue.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's revenues consist primarily of license and service revenues from large companies in the United States, Canada, South America, Australia, New Zealand, and South Africa. The Company does not obtain collateral against its outstanding receivables. The Company maintains reserves for potential credit losses for both billed and unbilled receivables. Bad debt expense was $240,000, $240,000 and $680,000 during the years ended 1999, 1998 and 1997, respectively. During 1999 and 1998, no individual customer exceeded 10% of revenues. During 1997, one customer accounted for 19% of revenues.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains deposits with a bank and invests its excess cash in overnight funds.

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

INTERNAL USE SOFTWARE

Under the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs incurred in developing or obtaining internal use software. No software has been developed internally for internal use. At December 31, 1999 unamortized software costs from purchased software totaled $774,000, net of accumulated amortization of $65,000 which is included in furniture and equipment (see Note
2).

SOFTWARE COMPUTER COSTS

The Company conforms with the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software products once technological feasibility, as defined, has been achieved. Costs of maintaining existing software and research and development costs are otherwise expensed as incurred. No software development costs were capitalized in 1999 or 1998. The Company capitalized software development costs of $210,000 during 1997. The Company records amortization of capitalized software development costs using the greater of the straight-line method (currently three years) or the estimated economic life

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE COMPUTER COSTS (CONTINUED)

of the product. Amortization of software development costs totaled $252,000, $357,000 and $2,257,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The higher amortization of capitalized software costs for 1997 is due to the write-off of $949,000 of capitalized software costs for projects deemed to have no net realizable value.

SFAS No. 86 also allows for the capitalization of purchased software. In 1999, the Company entered into an agreement to terminate a previously existing royalty agreement. The original agreement provided for royalty payments based on the sale of a particular component of the Company's product. The termination agreement assigns all rights to that component to the Company. The net amount of the agreement, $1,818,000, is included in software development costs and is being amortized over five years, the estimated economic life of the product. Amortization costs totaled $182,000 for the year ended December 31, 1999 and are included in Cost of License Fees.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for stock-based compensation issued to employees. The Company accounts for stock option grants in accordance with APB 25 and has elected the pro forma disclosure alternative of the effect of SFAS No. 123.

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

RECLASSIFICATION

Certain amounts reported in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 financial statement presentation.

2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                 DECEMBER 31
                                                            1999              1998
                                                      -----------------------------------
                                                                (In thousands)
 Furniture and equipment:
   Office furniture and equipment                         $   1,313         $   1,011
   Computer equipment and software                            4,808             2,551
   Computer equipment under capital lease                     1,565             1,960
                                                      -----------------------------------
                                                              7,686             5,522
   Less allowances for depreciation and amortization
                                                             (4,750)           (3,011)
                                                      -----------------------------------
                                                          $   2,936         $   2,511
                                                      ===================================

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers its cash and cash equivalents, accounts receivable, line of credit and long-term debt and capital lease obligations to be its only significant financial instruments and believes that the carrying amounts of these instruments approximate their fair value. The carrying amount of long-term debt approximates fair value based on current interest rates available to the Company for debt instruments with similar terms,

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


degree of risk and remaining maturities. The remaining financial instruments approximate fair value based on their short-term nature.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4. LONG-TERM DEBT AND LEASES

Long-term debt and capital lease obligations consist of the following:

                                                                            DECEMBER 31
                                                                       1999             1998
                                                                 --------------------------------
                                                                           (In thousands)
12.5% Note payable due May 15, 2006 (1)                            $ 15,000       $     --
Less discount                                                         2,785             --
                                                                 --------------------------------
                                                                     12,215             --

13.5% Note payable due March 31, 2001 (2)                                --          4,000
Less discount                                                            --            314
                                                                 --------------------------------
                                                                         --          3,686

12% Note payable due in quarterly installments through April
   30, 2001 (3)                                                          --          4,444

Unsecured note payable due in quarterly installments through
   April 30, 2001, interest at 8%                                        --            535

Unsecured obligation due in monthly installments through
   December 15, 1999, interest at 8.5%                                   --          1,374

Loan from product development joint venture due August 31,
   2002, no interest (4)                                                550            536

Other debt                                                               52             52

Capital lease obligations, various imputed interest rates and
   monthly payments                                                     294            681
                                                                 --------------------------------
                                                                     13,111         11,308
Less current portion                                                   (733)        (3,629)
                                                                 --------------------------------
                                                                   $ 12,378       $  7,679
                                                                 ================================

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4. LONG-TERM DEBT AND LEASES (CONTINUED)

(1) This note, which is junior to a line of credit facility (see Note 5), is secured by a lien, on equipment, accounts receivable and software and related material. The lender has been granted warrants to purchase 999,563 shares of the Company's common stock, exercisable at $.01 per share (see
     Note 7). The stated interest rate combined with the amortization of discount allocated to the fair value of the warrants results in a 15.5% effective interest rate. Beginning in June 2003 and continuing each quarter through March 2006, the Company must redeem $1,250,000 in aggregate principal plus accrued and unpaid interest. Redemption of the outstanding principal amount of the note, including accrued and unpaid interest, is required upon the closing of an initial public offering resulting in at least $25 million in proceeds, a change in control or a qualified disposition, as defined by the note.

(2) In 1998, this note was secured by a first lien on equipment, accounts receivable and software and related material. In addition, this note required periodic issuance of warrants to purchase shares of the Company's common stock (see Note 7). The note was retired in 1999.

(3) In 1998, this note which was junior to the $4,000,000 13.5% note payable due March 31, 2001, was secured by a lien on equipment, accounts receivable and software and related material. The lender had also been granted a contingent warrant to purchase 962,055 shares of the Company's common stock, exercisable at $.01 per share only upon an event of default as defined in the loan agreement. The note and warrant were retired in 1999.

(4) The Company entered into a software development joint venture agreement for a specific project, whereby the Company could borrow fifty percent of the associated development cost, up to $600,000, from the co-developer. The loan is non-interest bearing and repayment is due by the earlier of August 31, 2002 or as future revenue is recognized from the sales of the jointly developed product. The Company expects to repay this loan in 2000 and accordingly the balance is included in the current portion of long term debt.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4. LONG-TERM DEBT AND LEASES (CONTINUED)

The Company's notes payable and long-term debt agreements contain covenants restricting additional borrowings, the incurrence of liens on assets, the acquisition and disposition of assets, capital expenditures, distributions to shareholders and certain financial restrictions.

Under a sublease agreement, the Company leases office space from Quadram Corporation ("Quadram"), a wholly owned subsidiary of Intelligent Systems Corporation (ISC). ISC and the chairman of ISC are shareholders of the Company. The lease began in 1996 and ends November 2002 (subject to earlier termination if Quadram's lease is terminated). Rental expense under this agreement was $342,000, $310,000 and $145,000 for 1999, 1998 and 1997, respectively.

Total rental expense was $2,861,000, $2,784,000 and $2,209,000 for 1999, 1998,
and 1997, respectively.

Required payments by year for long-term debt, capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 1999, were as follows:

                                                       LONG-TERM         CAPITAL          OPERATING
YEAR ENDING DECEMBER 31,                                 DEBT            LEASES             LEASES
------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
2000                                                 $      602            $158             $2,120
2001                                                         --             112              1,903
2002                                                         --              62              1,846
2003                                                      3,750              --              1,771
2004 and beyond                                          11,250              --              1,442
                                                 -----------------------------------------------------
                                                         15,602             332              9,082
Less amounts representing interest and discounts
                                                         (2,785)            (38)                --
                                                 -----------------------------------------------------
                                                        $12,817            $294             $9,082
                                                 =====================================================

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

COMMITMENTS AND CONTINGENCIES

LINE OF CREDIT

On October 19, 1999, the Company entered into a $5 million revolving line of credit facility with a financial institution. The line of credit matures 18 months from the effective date, subject to automatic annual renewals, and is secured by a first lien on equipment, accounts receivable and software and related material. Availability under the facility is based on a formula of eligible accounts receivable and a collection multiple, based on such eligible accounts receivable as defined. The line of credit contains covenants restricting additional borrowings, the incurrence of liens on assets, the acquisition and disposition of assets, capital expenditures, and distributions to shareholders and certain financial restrictions. Interest at Prime plus 1.75% is payable monthly on the daily average outstanding balance, based on a minimum of 20% of the maximum availability for the first six months and 50% of the maximum availability thereafter. Borrowings under the facility at December 31, 1999 were $1,067,000 and are included in other current liabilities due to the revolving nature of repayment.

Under the provisions of this line of credit facility as discussed above, the Company is required to maintain a minimum level of net tangible worth. Net tangible worth as defined by the agreement at December 31, 1999, was $4,954,000. The Company's lender agreed to reduce the net tangible worth requirement at December 31, 1999 to $4,950,000 from $5,000,000. The Company expects to incur operating losses in 2000. As a result, the Company does not anticipate satisfying the net tangible worth requirement for all of 2000. The Company plans to work towards another amendment of the requirement to a level acceptable to both the Company and lender and to a level that the Company believes it will obtain.

ROYALTY AGREEMENT

In 1998, the Company executed an agreement to terminate a royalty agreement that had previously been in place as a result of a software development agreement entered into by the Company and a customer. The Company had been required in the initial period of the original agreement to pay 10% of any sale, license or other grant of right to use the product which totaled less than $1,000,000 and 15% of any sale, license or other grant of

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


5. COMMITMENTS AND CONTINGENCIES (CONTINUED

ROYALTY AGREEMENT (CONTINUED)

right to use the product which totaled more than $1,000,000. The fees were to increase incrementally each year until paid in full. The entire amount that would have been owed was capped at $6,027,000. In settlement, the Company issued a note payable of $4,694,000 and incurred a one-time expense in 1998 of $4.3 million. The outstanding balance at December 31, 1998 of $4,444,000 was repaid in 1999.

SOFTWARE LICENSE AGREEMENT

In 1999 the Company entered into a software license agreement whereby the Company purchased approximately $675,000 of software for internal use. The terms of the agreement require the Company to pay for the license in equal monthly installments through August 31, 2001. As of December 31, 1999 the remaining balance of $564,000 is included in the balance sheet as $338,000 other current liabilities and $226,000 other long term liabilities.

LEGAL MATTERS

In August 1997, the Company settled a copyright infringement lawsuit for $550,000. The Company paid $200,000 and $350,000 during the years ended December 31, 1999 and 1998, respectively. The Company accrued an estimated reserve of $325,000 for this lawsuit at December 31, 1996 and accrued an additional $225,000 in 1997 when additional information regarding the total settlement of $550,000 became available.

The Company is a party to various legal proceedings that have arisen in the normal course of its business. In the opinion of management, these actions will not have a material adverse effect on the Company's consolidated financial statements.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. INCOME TAXES

The provisions for income taxes for 1999, 1998 and 1997 are as follows:

                                                         YEAR ENDED DECEMBER 31
                                                 1999              1998               1997
                                      -----------------------------------------------------
                                                             (In thousands)
      Current tax expense:
         Federal                               $ --                $ --                $ --
         Foreign                                270                 188                 128
         State                                   --                  --                  --
                                      -----------------------------------------------------
      Total current                             270                 188                 128

      Deferred tax expense (benefit):
         Federal                                 --                  --                 248
         Foreign                                 --                  --                  --
         State                                   --                  --                  29
                                      -----------------------------------------------------
      Total deferred                             --                  --                 277
                                      =====================================================
                                               $270                $188                $405
                                      =====================================================

Income tax expense for the year ended December 31, 1999 relates to current foreign withholding taxes. No additional income tax expense has been recorded for the year ended December 31, 1999 due to the Company's loss for the period and the related net operating loss carryforward position.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. INCOME TAXES (CONTINUED)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:

                                                                   YEAR ENDED DECEMBER 31
                                                           1999             1998            1997
                                                    --------------------------------------------------
                                                                       (In thousands)
    Tax (benefit) at statutory federal rate              $(488)              $(1,692)         $(5,239)
    State taxes, net of federal benefit                   (38)               (131)               (406)
    Foreign tax credits                                  (270)               (274)                 --
    Foreign withholding taxes                             190                 188                 128
    Foreign operations not subject to U.S. tax             80                  50                 349
    Meals and entertainment                                40                  74                  34
    Increase in other tax credits                        (423)                 --                  --
    Other-net                                            (144)               (189)                101
    Change in valuation allowance                        1,323               2,162              5,438
                                                    --------------------------------------------------
    Total income tax expense                             $270                $188                $405
                                                    ==================================================

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. INCOME TAXES (CONTINUED)

Components of U.S. deferred tax assets (liabilities) are as follows:

                                                                      DECEMBER 31
                                                            1999         1998          1997
                                                      ---------------------------------------
                                                                  (In thousands)
Deferred tax assets:
   Net operating loss carryforwards                       $  6,217      $  5,591      $ 4,126
   Accruals not deductible for tax purposes                  2,532         2,629        2,424
   General business credit carryforwards                     2,070         1,567        1,280
   Foreign tax credit carryforwards                            506           316          407
   Minimum tax credit carryforwards                            213           213          185
   Property and equipment, principally due to
     depreciation                                               15             9           --
                                                      ---------------------------------------
Total gross deferred tax assets                             11,553        10,325        8,422

Deferred tax liability:
   Property and equipment, principally due to
     depreciation                                               --            --         (109)
   Amortization of intangibles                                 (18)         (113)        (263)
                                                      ---------------------------------------
Total gross deferred tax liabilities                           (18)         (113)        (372)

Less valuation allowance                                   (11,535)      (10,212)      (8,050)
                                                      ---------------------------------------
Net deferred tax asset                                    $     --      $     --      $    --
                                                      =======================================

At December 31, 1999, the Company had general business and foreign tax carryforwards which expire in 2000 through 2014 and AMT credit carryforwards available to offset future federal income tax liabilities totaling approximately $2,800,000. The Company has net federal loss carryforwards of $12,000,000 generated through December 31, 1999 federal income tax purposes which expire at various dates between 2012 through 2019.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. INCOME TAXES (CONTINUED)

In addition, the Company's foreign subsidiaries had cumulative losses of $4,500,000 at December 31, 1999. The tax benefits of these credit carryforwards and net operating loss carryforwards can be realized only through their application to taxable income arising from future successful operations of the Company. These credit and net operating loss carryforwards may be subject to certain limitations under Section 382 in the event of an ownership change. Due to the uncertainty of the Company's ability to fully realize the benefits of the credit and net operating loss carryforwards, a valuation allowance has been recorded against net deferred tax assets. When recognized, the tax benefit of those items will be applied to reduce future income tax amounts.

7. SHAREHOLDERS' EQUITY

COMMON STOCK

In October 1997 the Company's Board of Directors approved a five-for-one stock split effected as a stock dividend. Accordingly, all the share data has been retroactively adjusted to reflect these changes.

WARRANTS

In connection with a financing agreement entered into with Capital Resource Partners IV, L.P. and CRP Investment Partners IV, L.L.C. on April 15, 1999, the Company issued warrants to purchase an aggregate of 999,563 shares of the Company's common stock at an exercise price of $.01 per share. In the event of a change in control or an event of default, as defined, or within one year of the redemption of all outstanding shares of Series A-1 Preferred Stock, the holder or holders of the warrants have the right to put the warrants to the Company at the then current fair market value of the shares underlying the warrants. The warrants were valued at approximately $3.1 million and are fully exercisable and outstanding at December 31, 1999. The value allocated to the warrants has been recorded as a discount to the related debt and redeemable stock purchase warrants. The discount is amortized to interest over eighty-four months, term of the debt. The related interest expense in 1999 was $300,000. Warrants issued under the agreement expire on the earlier of (a) a qualified IPO or (b) the later of April 15, 2006 or such time as all principal and interest on the notes is paid in full. The warrants may either be exercised in full, partially, or through a

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

net issue election, as defined. Warrantholders have certain rights to purchase future subordinated debt issued by the Company, according to their pro-rata holdings of warrants and warrant shares to total stock outstanding.

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

In connection with a financing agreement entered into with Sirrom on September 26, 1997, the Company issued warrants to purchase 37,660 shares of the Company's common stock at an exercise price of $.002 per share which were fully exercisable and outstanding at December 31, 1997. The warrant was valued at approximately $307,000. If the debt remained outstanding for certain periods during the term of the financing arrangement the Company was required to issue warrants to purchase additional shares. During 1999 and 1998, the Company issued warrants to purchase 9,560 and 47,500, respectively, additional shares exercisable at $.002 per share and valued these additional warrants at approximately $30,000 and $147,000, respectively. Of the additional warrants, 57,060 and 47,500 were fully exercisable and outstanding, at December 31, 1999 and 1998, respectively. Warrants issued under this financing agreement provide the holder of the warrant the right and option to sell to the Company the warrants for a period of thirty days immediately prior to the expiration of the warrant, at a purchase price equal to the fair market value of the shares of common stock that would be issued upon exercise of the warrant. Warrants issued under this agreement expire March 31, 2001.

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

Pro forma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method prescribed by that statement. The fair value for these awards were estimated at the date of grant using the minimum value method with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rate of 6% for 1997, 5.5% for 1998 and 6% for 1999; no dividend yield; and a weighted-average expected life of the awards of 7 years, 7 years and 8 years, respectively. The weighted average fair value of awards during 1999, 1998 and 1997 was $1.10, $.93 and $.66 per share, respectively.

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

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                               DECEMBER 31
                                                1999               1998               1997
                                         ------------------------------------------------------
                                                               (In thousands)
Net income (loss)                              $(1,824)            $(5,255)        $(17,032)

The 1995 Stock Incentive Plan (the "1995 Plan") allows for the granting of options for up to 1,088,750 shares of common stock to employees and directors. Stock options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted with exercise prices of no less than the fair market value. The options expire 10 years from the date of grant. Options may be granted with different vesting terms but generally provide for vesting equally over a four-year period. In 1999, the 1995 Plan was amended to increase the number of options by 932,835, or a total of 2,021,585.

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

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

The following table summarizes option activity for 1999, 1998 and 1997 under the Company's stock option plans.


                                                                                         WEIGHTED
                                                                  EXERCISE PRICE          AVERAGE
                                                     SHARES           RANGE           EXERCISE PRICE
                                                   -------------------------------------------------

Outstanding at December 31, 1996                     916,500        $   0-$3.10            $1.02
   Granted                                           297,075               3.10             3.10
   Exercised                                          (1,750)                 0                0
   Expired                                          (153,740)              3.10             3.10
                                                   -------------------------------------------------
Outstanding at December 31, 1997                   1,058,085         0.80- 3.10             1.30
   Granted                                           339,000               3.10             3.10
   Exercised                                          (8,335)              3.10             3.10
   Expired                                           (81,250)              3.10             3.10
                                                   -------------------------------------------------
Outstanding at December 31, 1998                   1,307,500         0.80- 3.10             1.64
   GRANTED                                           193,500               3.10             3.10
   EXERCISED                                         (75,000)        0.80- 3.10             1.11
   EXPIRED                                          (153,938)              3.10             3.10
                                                   =================================================
OUTSTANDING AT DECEMBER 31, 1999                   1,272,062        $0.80- 3.10            $1.72
                                                   =================================================

Exercisable at December 31, 1997                     583,845        $0.80-$3.10            $1.04
Exercisable at December 31, 1998                     796,581        $0.80-$3.10            $1.24
EXERCISABLE AT DECEMBER 31, 1999                     844,859        $0.80-$3.10            $1.47

Options outstanding at $.80 per share totaled 762,250 of which 600,310 were exercisable at December 31, 1999. The weighted average remaining contractual life of options exercisable at $.80 per share was six years at December 31, 1999. Options outstanding at $3.10 per share totaled 509,812 of which 244,549 were exercisable at December 31, 1999. The weighted average remaining contractual life of options exercisable at $3.10 per share was eight years at December 31, 1999

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

In addition to the stock option plans described above, the Company has issued warrants to purchase common stock to employees. During 1995, the Company issued to each of two individuals warrants to purchase 52,675 shares of common stock at an exercise price of $.60 per share. These warrants, which expire in December 2005, become exercisable equally over a two-year and three-year vesting period. In April and June 1997, 35,000 shares of common stock were issued pursuant to the partial exercise of one of these warrants and the remainder of the warrant to purchase 17,675 shares of common stock was canceled in September 1997.

In 1996, the Company issued warrants to two employees to purchase 1,104,110 shares of common stock exercisable at a price per share based on $50,000,000 divided by the number of shares outstanding at the exercise date. These warrants were exercisable upon achievement of certain milestones and expire in February 2003. Effective August 5, 1997, the Company amended these warrants. The amendment fixed the exercise price of the warrants at $4.80 per share, and the warrants became fully exercisable as of the amendment date. As a result of amending the warrants, the Company recorded compensation expense of $3,708,000 in 1997 for the difference between the exercise price and estimated fair value per share at the amendment date. In 1999, these warrants were canceled in exchange for full recourse notes receivable, totaling $3,423,000, and the issuance of 1,104,110 shares of common stock. The notes bear interest at 5% per annum payable on April 30, 2001 and annually thereafter. The notes are due on the earlier of (a) September 30, 2004 or (b) one year after the date of an initial public offering or any other sale or transfer of securities of the Company, as defined in the agreement. The December 31, 1999 notes receivable balance is included in shareholders' equity.

At December 31, 1999, a total of 6,281,897 shares of the Company's common stock were reserved for the exercise of outstanding stock warrants and options and conversion of convertible preferred stock.

In 1998 the Company amended and restated its Articles of Incorporation to authorize 10,000,000 shares of preferred stock and designate 2,779,689 shares as Series A-1 Convertible Participating Preferred Stock. Each share of Series A-1 Preferred Stock is convertible at any time after the date of issuance into a number of shares of common stock,

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



7. SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

determined by dividing the Series A-1 original cost by the Series A-1 conversion price that is currently in effect. Upon issuance, the conversion price is deemed to be the original price. Each share of Series A-1 Preferred Stock entitles it's holder to voting rights equivalent to those that would exist if the holder were to convert to common stock and to receive $5.72 per share plus accrued dividends in the event of involuntary or voluntary liquidation, adjusted for any combinations, consolidations, stock splits, or stock distributions or dividends. The collective Series A-1 Preferred Stock shareholders have the right to appoint and remove, at their discretion, one member of the Company's Board of Directors. In 1998 the Company issued 2,779,689 shares of Series A-1 Preferred Stock in exchange for $7.5 million in cash (less issuance costs) and 1,342,626 shares of previously outstanding shares of common stock that were retired.

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. All employees who have completed three months of service are eligible to participate in the Plan and are fully vested. Effective July 1, 1998 the Company amended the plan to provide for an employer matching contribution equal to 20% of up to 6% of eligible compensation deferred by the employee. Prior to this amendment, employer contributions were discretionary. Contribution expense related to the Plan during 1999, 1998, and 1997 was $219,000, $194,000 and $200,000, respectively.

9. SEGMENTS AND GEOGRAPHICAL INFORMATION

The Company is organized around two geographic areas; the United States and foreign operations. Foreign operations primarily consist of Australia, Ireland, Singapore, and South Africa. The foreign locations principally function as service providers for the products developed by the Company in the United States. The accounting policies as described in the summary of significant accounting policies are applied consistently across the two segments. Foreign revenues are based on intercompany transfer prices to provide a reasonable margin upon distribution.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



9. SEGMENTS AND GEOGRAPHICAL INFORMATION (CONTINUED)

Information about the Company's operations by geographic area is as follows:


                                              1999               1998               1997
                                            ----------------------------------------------
                                                            (In thousands)

UNITED STATES
Revenues:
  License fees                              $ 19,789           $ 18,385           $ 13,088
  Service                                     25,144             23,443             19,455
                                            ----------------------------------------------
Total Revenues                              $ 44,933           $ 41,828           $ 32,543

Interest income                             $    211           $    108           $     95
Interest expense                            $ (2,554)          $ (1,279)          $   (442)
Depreciation and amortization               $ (1,577)          $ (1,783)          $ (1,020)
Income tax expense                          $     --           $     --           $   (405)
Income (loss) before income taxes           $ (1,150)          $ (4,826)          $(14,662)
Long-lived assets                           $  4,593           $  2,571           $  3,425
Total segment assets                        $ 22,702           $ 17,148           $ 14,332
Expenditures for long-lived assets          $  3,371           $    757           $  1,956

FOREIGN OPERATIONS
Revenues:
  License fees                              $     --           $     --           $     --
  Service                                      5,135              4,077                244
                                            ----------------------------------------------
Total Revenues                              $  5,135           $  4,077           $    244

Interest income                             $      8           $     10           $     --
Interest expense                            $     (1)          $     --           $     --
Depreciation and amortization               $   (151)          $    (88)          $    (32)
Income tax expense                          $   (270)          $   (188)          $     --
Income (loss) before income taxes           $   (286)          $   (149)          $ (1,153)
Long-lived assets                           $    367           $    434           $    179
Total segment assets                        $  1,187           $    709           $    340
Expenditures for long-lived assets          $    168           $    467           $    156

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



9. SEGMENTS AND GEOGRAPHICAL INFORMATION (CONTINUED)

Export sales were $30.6 million, $27.6 million and $20.7 million in 1999, 1998, and 1997, respectively. Such revenues were derived principally from Australia, New Zealand, Canada, West Indies, South Africa and South America. Accounts receivable (billed and unbilled) arising from foreign revenues total $8.1 million and $8.6 million as of December 31, 1999 and 1998, respectively.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non-cash transactions and additional cash flow information:


                                                            FOR THE YEAR ENDED DECEMBER 31
                                                            1999         1998          1997
                                                          ---------------------------------
                                                                   (In thousands)

Furniture and equipment acquired under
   capital lease obligations                              $    46     $    382         $358
                                                          =================================
Cash paid for interest                                    $ 2,010     $  1,303         $277
                                                          =================================
Cash paid for income taxes                                $   247     $    188         $128
                                                          =================================

11. YEAR 2000 DATE CONVERSION (UNAUDITED)

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning an implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change. The Company is not aware of any material problems resulting from Year 2000, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                           PaySys International, Inc.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



12. SUBSEQUENT EVENTS

On January 19, 2000, Capital Resource Partners IV, L.P. and CRP Investment Partners IV, L.L.C. exercised the common stock warrants (Note 7) issued pursuant to the financing agreement (Note 4). The warrants were exercised in their entirety, resulting in the issuance of 996,338 shares of common stock at a value of approximately $3,100,000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Visibility Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Visibility Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visibility Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                             Arthur Andersen LLP



Boston, Massachusetts
March 15, 2000

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1999 and 1998




ASSETS                                                                                       1999                   1998
                                                                                        ------------           ------------
Current Assets:
   Cash and cash equivalents                                                            $    738,071           $  1,162,605
   Accounts receivable, net of allowance for doubtful accounts of $373,861 and
     $423,627 in 1999 and 1998, respectively                                               7,977,903              8,563,901
   Prepaid expenses and other current assets                                                 461,377                509,604
                                                                                        ------------           ------------

         Total current assets                                                              9,177,351             10,236,110

Property and Equipment, net                                                                1,063,573              1,112,122

Other Assets                                                                                  44,734                225,348
                                                                                        ------------           ------------

         Total assets                                                                   $ 10,285,658           $ 11,573,580
                                                                                        ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Short-term debt                                                                      $  2,923,370           $  1,500,000
   Current portion of capital lease obligations                                              135,368                188,068
   Accounts payable                                                                        3,374,419              3,220,513
   Accrued expenses                                                                        2,647,204              3,294,076
   Deferred revenue                                                                        7,801,751              5,986,378
                                                                                        ------------           ------------

         Total current liabilities                                                        16,882,112             14,189,035

Notes Payable to Shareholders                                                              1,299,373              1,602,378

Capital Lease Obligations                                                                    221,444                192,706

Deferred Rent                                                                                124,085                118,811

Deferred Income Taxes                                                                        328,046                328,046
                                                                                        ------------           ------------

         Total liabilities                                                                18,855,060             16,430,976
                                                                                        ------------           ------------

Commitments and Contingencies (Note 10)

Redeemable Convertible Preferred Stock
   Series A redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--1,881,721 shares, at redemption value
       (liquidation preference of $5,250,000)                                              5,250,000              5,250,000
   Series B redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--1,628,700 shares, at redemption value
       (liquidation preference of $879,500)                                                  879,500                879,500
   Series C redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--337,331 shares, at redemption value
       (liquidation preference of $2,250,000)                                              2,250,000              2,250,000
   Series D redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--369,125 shares (redemption value and
       liquidation preference of $1,988,916)                                                 790,768                     --
                                                                                        ------------           ------------

         Total redeemable convertible preferred stock                                      9,170,268              8,379,500

Stockholders' Deficit
   Common stock, $0.001 par value-
     Authorized--15,000,000 shares
     Issued and outstanding--958,147 shares                                                      958                  1,190
   Additional paid-in capital                                                                318,677                452,397
   Accumulated deficit                                                                   (18,064,654)           (13,692,297)
   Accumulated other comprehensive income                                                      5,349                  1,814
                                                                                        ------------           ------------

         Total stockholders' deficit                                                     (17,739,670)           (13,236,896)
                                                                                        ------------           ------------

         Total liabilities, redeemable convertible preferred stock and
         stockholders' deficit                                                          $ 10,285,658           $ 11,573,580
                                                                                        ============           ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 1999, 1998 and 1997



                                                                               1999                   1998                 1997
                                                                          ------------           ------------         ------------
Revenues:
   Software licenses                                                      $  7,088,950           $ 10,580,620         $  7,468,984
   Maintenance and support services                                         14,504,997             15,648,548           11,866,985
   Hardware equipment sales                                                  2,616,061              3,963,723            2,513,204
                                                                          ------------           ------------         ------------

                                                                            24,210,008             30,192,891           21,849,173
                                                                          ------------           ------------         ------------

Cost of Revenues:
   Software licenses                                                           942,403              2,140,600            1,382,908
   Maintenance and support services                                          9,050,259              8,874,150            7,825,208
   Hardware equipment sales                                                  2,129,342              3,208,613            1,997,848
                                                                          ------------           ------------         ------------

                                                                            12,122,004             14,223,363           11,205,964
                                                                          ------------           ------------         ------------

         Gross profit                                                       12,088,004             15,969,528           10,643,209

Operating Expenses:
   Selling and marketing                                                     7,757,451              5,928,999            5,231,012
   Research and development                                                  5,511,591              6,628,824            5,370,082
   General and administrative                                                2,455,290              2,372,088            2,934,459
                                                                          ------------           ------------         ------------

                                                                            15,724,332             14,929,911           13,535,553
                                                                          ------------           ------------         ------------

         (Loss) income from operations                                      (3,636,328)             1,039,617           (2,892,344)

Interest Expense, net (includes amortization of debt discount of              (553,384)
$126,171 in 1999 (Note 7))                                                                           (315,392)            (448,801)

Other (Expense) Income, net                                                    (35,435)                19,751              (19,169)
                                                                          ------------           ------------         ------------

         (Loss) income before provision for income taxes                    (4,225,147)               743,976           (3,360,314)

Provision for Income Taxes                                                          --                 65,000                   --
                                                                          ------------           ------------         ------------

         Net (loss) income                                                $ (4,225,147)          $    678,976         $ (3,360,314)
                                                                          ============           ============         ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
For the Years Ended December 31, 1999, 1998 and 1997





                                              CONVERTIBLE PREFERRED STOCK  CONVERTIBLE PREFERRED STOCK  CONVERTIBLE PREFERRED STOCK
                                                       SERIES A                      SERIES B                    SERIES C

                                                SHARES          AMOUNT         SHARES         AMOUNT       SHARES         AMOUNT
                                              ---------       ----------     ---------       --------     -------       ----------
Balance, December 31,1996                            --       $       --            --       $     --          --       $       --
   Issuance of Series A convertible
     preferred stock                          1,881,721        5,250,000            --             --          --               --
   Conversion of common stock to
     convertible preferred stock                     --               --     1,628,700        879,500     337,331        2,250,000
   Comprehensive loss                                --               --            --             --          --               --
   Net loss                                          --               --            --             --          --               --
   Foreign currency translation adjustment           --               --            --             --          --               --

   Comprehensive loss                                --               --            --             --          --               --
                                              ---------       ----------     ---------       --------     -------       ----------

Balance, December 31, 1997                    1,881,721        5,250,000     1,628,700        879,500     337,331        2,250,000
   Comprehensive loss                                --               --            --             --          --               --
   Net loss                                          --               --            --             --          --               --
   Foreign currency translation adjustment           --               --            --             --          --               --

   Comprehensive loss                                --               --            --             --          --               --
                                              ---------       ----------     ---------       --------     -------       ----------

Balance, December 31, 1998                    1,881,721        5,250,000     1,628,700        879,500     337,331        2,250,000
   Exercise of stock options                         --               --            --             --          --               --
   Conversion of common stock to Series D
     convertible preferred stock                     --               --            --             --          --               --
   Accretion of Series D convertible
     preferred stock                                 --               --            --             --          --               --
   Issuance of common stock warrants                 --               --            --             --          --               --
   Comprehensive loss                                --               --            --             --          --               --
   Net loss                                          --               --            --             --          --               --
   Foreign currency translation adjustment           --               --            --             --          --               --

   Comprehensive loss                                --               --            --             --          --               --
                                              ---------       ----------     ---------       --------     -------       ----------

Balance, December 31, 1999                    1,881,721       $5,250,000     1,628,700       $879,500     337,331       $2,250,000
                                              =========       ==========     =========       ========     =======       ==========




                                               CONVERTIBLE PREFERRED STOCK                              ADDITIONAL
                                                        SERIES D                 COMMON SHARES           PAID-IN      COMPREHENSIVE
                                                  SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL      INCOME (LOSS)
                                                 -------       --------     ----------     -------     -----------    -------------
Balance, December 31,1996                             --             --      3,155,700     $ 3,156     $ 3,579,931
   Issuance of Series A convertible
     preferred stock                                  --             --             --          --              --
   Conversion of common stock to
     convertible preferred stock                      --             --     (1,966,031)     (1,966)     (3,127,534)
   Comprehensive loss                                 --             --             --          --              --
   Net loss                                           --             --             --          --              --    $ (3,360,314)
   Foreign currency translation adjustment            --             --             --          --              --          (4,240)
                                                                                                                      ------------
   Comprehensive loss                                 --             --             --          --              --    $ (3,364,554)
                                                 -------       --------     ----------     -------     -----------    ============

Balance, December 31, 1997                            --             --      1,189,669       1,190         452,397
   Comprehensive loss                                 --             --             --          --              --
   Net loss                                           --             --             --          --              --    $    678,976
   Foreign currency translation adjustment            --             --             --          --              --           6,054
                                                                                                                      ------------
   Comprehensive loss                                 --             --             --          --              --    $    685,030
                                                 -------       --------     ----------     -------     -----------    ============

Balance, December 31, 1998                            --             --      1,189,669       1,190         452,397
   Exercise of stock options                          --             --        137,603         137          30,562
   Conversion of common stock to Series D
     convertible preferred stock                 369,125        643,558       (369,125)       (369)       (221,106)
   Accretion of Series D convertible
     preferred stock                                  --        147,210             --          --              --
   Issuance of common stock warrants                  --             --             --          --          56,824
   Comprehensive loss                                 --             --             --          --              --
   Net loss                                           --             --             --          --              --    $ (4,225,147)
   Foreign currency translation adjustment            --             --             --          --              --           3,535
                                                                                                                      ------------
   Comprehensive loss                                 --             --             --          --              --    $ (4,221,612)
                                                 -------       --------     ----------     -------     -----------    ============

Balance, December 31, 1999                       369,125       $790,768        958,147     $   958     $   318,677
                                                 =======       ========     ==========     =======     ===========





                                                     ACCUMULATED
                                                        OTHER                                    TOTAL
                                                    COMPREHENSIVE      ACCUMULATED           STOCKHOLDERS'
                                                    INCOME (LOSS)        DEFICIT                DEFICIT
                                                    -------------     ------------           ------------
Balance, December 31,1996                           $         --      $(11,010,959)          $ (7,427,872)
   Issuance of Series A convertible
     preferred stock                                          --                --                     --
   Conversion of common stock to
     convertible preferred stock                              --                --             (3,129,500)
   Comprehensive loss                                         --                --                     --
   Net loss                                                   --        (3,360,314)            (3,360,314)
   Foreign currency translation adjustment                (4,240)               --                 (4,240)

   Comprehensive loss                                         --                --                     --
                                                    ------------      ------------           ------------

Balance, December 31, 1997                                (4,240)      (14,371,273)           (13,921,926)
   Comprehensive loss                                         --                --                     --
   Net loss                                                   --           678,976                678,976
   Foreign currency translation adjustment                 6,054                --                  6,054

   Comprehensive loss                                         --                --                     --
                                                    ------------      ------------           ------------

Balance, December 31, 1998                                 1,814       (13,692,297)           (13,236,896)
   Exercise of stock options                                  --                --                 30,699
   Conversion of common stock to Series D
     convertible preferred stock                              --                --               (221,475)
   Accretion of Series D convertible
     preferred stock                                          --          (147,210)              (147,210)
   Issuance of common stock warrants                          --                --                 56,824
   Comprehensive loss                                         --                --                     --
   Net loss                                                   --        (4,225,147)            (4,225,147)
   Foreign currency translation adjustment                 3,535                --                  3,535

   Comprehensive loss                                         --                --                     --
                                                    ------------      ------------           ------------

Balance, December 31, 1999                          $      5,349      $(18,064,654)          $(17,739,670)
                                                    ============      ============           ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999, 1998 and 1997




                                                                               1999                  1998                  1997
                                                                           -----------           -----------           -----------
Cash Flows from Operating Activities:
   Net (loss) income                                                       $(4,225,147)          $   678,976           $(3,360,314)
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
     Depreciation and amortization                                             781,716               734,440               911,003
     Interest expense capitalized to debt                                      162,459                76,925                57,016
     Noncash amortization of debt discount                                     126,171                    --                    --
     Changes in assets and liabilities, net of assets acquired-
       Accounts receivable, net                                                585,998            (4,743,798)             (377,113)
       Prepaid expenses and other current assets                                48,227              (204,607)             (128,544)
       Accounts payable                                                        153,906             1,063,590              (167,529)
       Accrued expenses                                                       (859,601)              272,695               201,367
       Deferred revenue                                                      1,815,373             1,269,554               557,387
       Deferred rent                                                             5,274                26,402                26,402
                                                                           -----------           -----------           -----------

         Net cash used in operating activities                              (1,405,624)             (825,823)           (2,280,324)
                                                                           -----------           -----------           -----------

Cash Flows from Investing Activities:
   Acquisition, net of cash acquired                                                --              (126,000)              (23,346)
   Purchases of fixed assets                                                  (588,162)             (206,878)             (372,292)
   Other assets                                                                 35,609                (3,078)               15,626
                                                                           -----------           -----------           -----------

         Net cash used in investing activities                                (552,553)             (335,956)             (380,012)
                                                                           -----------           -----------           -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                                       30,700                    --                    --
   Proceeds from issuance of Series A preferred stock                               --                    --             3,500,000
   Proceeds from issuance of notes payable and Series D preferred
     stock                                                                   1,100,000                    --             2,200,000
   Proceeds from short-term bank loans, net                                    423,370                    --                    --
   Repayment of notes payable                                                       --                    --              (250,000)
   Payment of capital lease obligation                                         (23,962)             (311,395)             (358,092)
   Payments of short-term bank loans, net                                           --                    --              (600,000)
                                                                           -----------           -----------           -----------

         Net cash provided by (used in) by financing activities              1,530,108              (311,395)            4,491,908
                                                                           -----------           -----------           -----------

Foreign Exchange Impact on Cash                                                  3,535                 6,054                (4,240)
                                                                           -----------           -----------           -----------

Net (Decrease) Increase in Cash and Cash Equivalents                          (424,534)           (1,467,120)            1,827,332

Cash and Cash Equivalents, beginning of year                                 1,162,605             2,629,725               802,393
                                                                           -----------           -----------           -----------

Cash and Cash Equivalents, end of year                                     $   738,071           $ 1,162,605           $ 2,629,725
                                                                           ===========           ===========           ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                  $   433,334           $   242,771           $   236,980
                                                                           ===========           ===========           ===========

Supplemental Disclosure of Noncash Financing and Investing
Activities:
   Acquisition of equipment under capital lease                            $   197,352           $   283,731           $        --
                                                                           ===========           ===========           ===========
   Conversion of 369,125 shares of common stock into 369,125
     shares of Series D redeemable convertible preferred stock,
     net of discount (Note 12)                                             $   643,558           $        --           $        --
                                                                           ===========           ===========           ===========
   Conversion of notes payable into 627,240 shares of Series A
     redeemable convertible preferred stock                                $        --           $        --           $ 1,750,000
                                                                           ===========           ===========           ===========
   Discount on issuance of note payable to shareholders                    $   478,907           $        --           $
                                                                           ===========           ===========           ===========
   Acquisition of certain assets of the former European
     distributor-
     Fair value of assets acquired-
       Equipment                                                           $        --           $        --           $   109,135
       Goodwill and other intangible assets                                         --               126,000               140,865
                                                                           -----------           -----------           -----------
                                                                                    --               126,000               250,000
     Forgiveness of Visibility debt, net                                            --                    --              (226,654)
                                                                           -----------           -----------           -----------

         Cash payment for acquisition                                      $        --           $   126,000           $    23,346
                                                                           ===========           ===========           ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



(1)    NATURE OF THE BUSINESS

       Visibility Inc., a Delaware corporation, and subsidiaries (the Company), develops, markets, sells and supports an integrated line of business application software for manufacturers and aviation maintenance, repair and overhaul companies. The Company is subject to a number of risks similar to those of other companies in a similar stage of development. Principal among these risks are the need to obtain adequate financing, dependence on key individuals, the need for successful development and marketing of services and products, and competition from other companies.

       Management believes that its current cash and available borrowings under the Company's current and future bank lines of credit (see Note 6) will provide sufficient capital to finance the Company through December 31, 2000. The Company may attempt to raise additional capital during 2000 in order to fund operations, product marketing and development, and working capital requirements. There can be no assurance that additional financing will be available or on terms favorable to the Company. The Company's largest investors have stated that they continue to support the Company and that they have the positive ability, intent and commitment to fund or arrange funding of any cash requirements that Visibility may have, resulting from operating losses or other uses of cash required in the ordinary course of business, through at least December 31, 2000.

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

       RECLASSIFICATIONS

       Certain prior-year balances have been reclassified in order to conform with the current year's presentation.

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

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



       FOREIGN CURRENCY TRANSLATION

       The functional currency for the Company's United Kingdom subsidiary is the British pound sterling. Gains (losses) from foreign currency translations of the United Kingdom subsidiary are credited or charged to accumulated other comprehensive income (loss), which is included as a component of stockholders' equity in the accompanying consolidated balance sheets. The functional currency of the Company's other foreign operations is the U.S. dollar. Gains and losses for these subsidiaries resulting from the remeasurement of foreign currencies into U.S. dollars are included in the results of operations and the amounts are insignificant.

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

       REVENUE RECOGNITION

       In accordance with the provisions of Statement of Position (SOP) No. 97-2, Software Revenue Recognition, the Company recognizes revenue from noncancelable software licenses upon product shipment, provided collection is probable and no significant vendor and postcontract customer obligations remain at the time of shipment. Sales of the Company's products do not require significant production, modification or customization of software. Installation of the software is routine, requires insignificant effort and is not essential to the functionality of the system or software. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it when the related services are performed. Postcontract support (maintenance) service fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. The Company recognizes service revenues from consulting and implementation services, including training, provided by both its own personnel and by third parties, upon performance of the services. Long-term service and development contracts are recognized using the percentage-of-completion method. Revenue from equipment sales is recognized upon shipment of the equipment.

       SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes certain software development costs after technological feasibility of the product has been established. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company capitalized no software development costs during 1999, 1998 and 1997, as the costs incurred after technological feasibility was established were deemed to be immaterial. Capitalized software costs are amortized ratably over the useful life of the product, generally two years, and are charged to cost of revenues. There was no amortization expense for the years ended December 31, 1999 and 1998 relating to capitalized software.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



       INCOME TAXES

       The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences, utilizing current tax rates, of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

       RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133. Consequently, SFAS No. 133 will be effective for the Company's year ending December 31, 2001. Management believes that this statement will not have a significant impact on the Company.

(3)    ACQUISITION

       On May 15, 1997, the Company established a wholly owned UK subsidiary, Visibility Europe Ltd. (the Subsidiary), which acquired certain equipment and intangible assets of the Company's then European distributor, whose parent company was formerly also a minority stockholder of the Company, for $250,000. The purchase price was allocated $109,135 to equipment and $140,865 to goodwill and other intangibles, which are being amortized on a straight-line basis over three years. This acquisition was accounted for as a purchase. Additional purchase price was contingent on the Subsidiary achieving certain profitability levels for 1997 and 1998, which the Company did not achieve in 1997. The Company achieved the 1998 targeted profitability, resulting in an additional $117,000 of contingent consideration. This payment has been accounted for as an addition to goodwill. $87,677 of goodwill amortization was recorded as an expense in 1999. Pro forma information for this acquisition has not been presented, as the impact was not material.

(4)    ACCOUNTS RECEIVABLE; ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                          BALANCE AT       PROVISION       NET DEDUCTIONS
                                         BEGINNING OF      CHARGED TO           FROM          BALANCE AT END
                                            PERIOD         OPERATIONS       ALLOWANCE (1)       OF PERIOD

    Year Ended December 31, 1999            $ 424             $ 55             $(105)             $ 374
    Year Ended December 31, 1998              484               40              (100)               424
    Year Ended December 31, 1997              518               99              (133)               484

       (1) Accounts deemed uncollectable, net of recoveries.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred.

       Fixed assets consist of the following at December 31, 1999 and 1998:


                                                     ESTIMATED
                                                   USEFUL LIVES         1999          1998

           Furniture and fixtures                     5 years       $   708,980   $   528,255
           Equipment                                 1-3 years        3,503,784     3,192,787
           Computer software                          3 years           636,493       541,847
           Leasehold improvements                   2-10 years          352,207       350,411
                                                                    -----------   -----------

                                                                      5,201,464     4,613,300

           Less--Accumulated depreciation and
                   amortization                                       4,137,891     3,501,178
                                                                    -----------   -----------

                                                                    $ 1,063,573   $ 1,112,122
                                                                    ===========   ===========

       Included above is equipment held under capital leases with a cost of $477,494 and $943,950 and accumulated amortization of $149,319 and $531,633 at December 31, 1999 and 1998, respectively.

(6)    SHORT-TERM DEBT

       LINE OF CREDIT

       The Company has two line of credit facilities with a bank which allow the Company to borrow up to $3,125,000 as of December 31, 1999. Borrowings are secured by substantially all of the Company's assets under these two facilities. Aggregate borrowings under these facilities at December 31, 1999 totaled $1,923,370. The facilities expire on March 31, 2000.

       The first facility allows the Company to borrow against 80% of factored U.S. accounts receivable up to a maximum of $2,125,000. Interest accrues at the bank's prime rate (8.5% at December 31, 1999) plus 1.5% points. In addition, a 0.5% administrative fee is due on the value of each factored account receivable when it is collected. The facility has certain covenants that pertain to the Company's profitability, as defined, which the Company was in compliance with at December 31, 1999. $1,673,370 was outstanding under this facility at December 31, 1999.

       The second facility was entered into on October 1, 1999 and established a line of credit in the maximum principal amount of $1,000,000 guaranteed by the U.S. Export-Import Bank (EXIM). This facility allowed the Company to borrow the lesser of a borrowing base calculation based on certain percentages of accounts receivable originating outside the U.S., primarily from the U.K., as defined, or $1,000,000. As of December 31, 1999, the Company had borrowed $250,000 under this facility. During 1999, the interest rate under this facility was the bank's prime rate (8.5% at December 31, 1999) plus 2% points. The facility has certain covenants that include the

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



       Company's profitability and quick ratios, as defined. At December 31, 1999, the Company was not in compliance with these covenants. During 2000, the Company is obligated to pay down the borrowings in $125,000 installments on the 15th and last day of each month, beginning in February. The bank applied the February payments to the $250,000 EXIM loan that has settled this facility.

       In connection with the November 1997 amendment of the credit line agreement with the bank, the Company issued the bank a warrant to purchase 71,685 shares of common stock at an exercise price of $2.79 per share. The fair value of this warrant was immaterial. In connection with the April 1998 amendment of the agreement with the bank, the bank will be issued a warrant to purchase 10,526 shares of common stock at an exercise price of $4.75 per share in the event that the Company defaults on its payment obligations to the bank and it is not cured within two business days. To date, warrants have not been issued since the Company has not defaulted on its payments to the bank.

       The Company has executed a Commitment Letter offered by a commercial credit corporation that offers a $4 million credit line effective March 31, 2000. Borrowings under the credit line would be advanced against a borrowing base calculation and would allow the lesser of 85% of worldwide accounts receivable or $4 million. To secure the loans, the lender would be granted a first priority security interest in all the assets of the Company. Interest would accrue at the commercial credit corporation's prime lending rate plus 2% points and a 1% commitment fee has been paid subsequent to year-end. Minimum monthly interest charges would be $4,150. The Company would grant to the lender warrants to purchase 55,363 shares of the Company's common stock at an exercise price of $5.78 per share which would be exercisable for seven years from the date of issuance. The credit line period is one year and is automatically renewable. There are no profitability or financial ratio covenants associated with the credit line. The Company expects that this credit line would be sufficient to provide for its working capital needs through December 31, 2000.

       NOTE PAYABLE TO OTHERS

       The Company has $1,000,000 of borrowings under a senior subordinated note agreement due to a former shareholder, the parent company of its former European distributor. The note plus accrued interest is reflected as short-term debt in the accompanying 1999 balance sheet and is due on May 15, 2000. The note is subject to acceleration provisions upon the closing of an initial public offering, sale or other disposition, as defined. The note accrues interest at 8% per annum, payable upon maturity, and is unsecured. As part of the financing, the Company also issued a warrant for the purchase of up to 50,000 shares of common stock at $6.67 per share. The fair value of the warrant was not material. The warrant expires upon repayment of the senior subordinated note.

       Interest expense on this note for 1999 and 1998 was $80,000 for each year.

(7)    LONG-TERM DEBT

       The Company has $402,555 of notes outstanding to a stockholder as of December 31, 1999 and December 31, 1998. The notes accrue interest at 10% per annum. During 1999, the maturity date was extended to January 1, 2000. Subsequent

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



       to year-end, the maturity date was further extended to January 31, 2001 and, accordingly, the outstanding borrowings and accrued interest of $509,904 and $473,004 at December 31, 1999 and 1998, respectively, are reflected as noncurrent in the accompanying balance sheet. The borrowings are secured by the Company's accounts receivable.

       On September 17, 1999, the Company entered into several stockholder note agreements totaling $1,100,000. These notes accrue interest at a rate of 10% per annum and are unsecured. The original maturity date was March 31, 2000 but subsequent to year-end this was extended to January 31, 2001. Accordingly, the outstanding borrowings and accrued interest are reflected as noncurrent in the accompanying balance sheet. The debt is carried in the financial statements net of unamortized discount, based on the relative fair values of securities issued in connection with the notes (see Note 12 (a)). The original debt discount of $478,907 is being amortized over the term of the debt as additional noncash interest expense. This noncash interest expense amounted to $126,171 in 1999.

       Interest expense, including amortized debt discount, for 1999 and 1998 on these notes payable to stockholders totaled $208,631 and $40,255, respectively.

       The fair value of the Company's debt approximates its carrying value based on the current rate offered to the Company for obligations of the same remaining maturities.

(8)    BENEFIT PLAN

       The Company has a defined contribution plan, which is qualified under
       Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their salary. After one year of employment, the Company contributes 25% of the employee's contribution, up to a maximum of 6% of the employee's salary. Employer contributions may be suspended at the option of the Board of Directors. The Company's contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were approximately $100,000, $100,000 and $86,000, respectively.

(9)    INCOME TAXES

       (Loss) income before income taxes for domestic and foreign operations is as follows:


                           1999           1998          1997

          Domestic     $(2,932,507)   $ 1,649,938    $(2,235,762)
          Foreign       (1,292,640)      (905,962)    (1,124,552)
                       -----------    -----------    -----------

                       $(4,225,147)   $   743,976    $(3,360,314)
                       ===========    ===========    ===========

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999




       The provision for income taxes consists of the following for 1999, 1998 and 1997:


                                          1999              1998               1997

          Current tax expense-
             Federal                    $     --          $ 38,000           $     --
             State                            --            27,000                 --
             Foreign                          --                --                 --
                                        --------          --------           --------

                                        $     --          $ 65,000           $     --
                                        ========          ========           ========

       The 1998 federal tax expense represents alternative minimum taxes payable and the 1998 state provision represents minimum and other non-income-measured taxes. The Company utilized $1,655,000 of federal and state net operating loss carryforwards in 1998 and reduced the valuation allowance accordingly.

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:


                                                         1999           1998           1997

          Income tax provision (benefit) at
            statutory rate                                (34)%           34%           (34)%
          State tax provision (benefit)                    (5)            10             (4)
          Impact of foreign tax rates (benefit)             2              9              3
          (Decrease) increase in valuation
            allowance                                      45            (59)            29
          Other                                            (8)            15              6
                                                          ---            ---            ---

                                                           --%             9%            --%
                                                          ===            ===            ===

       The Company has approximately $9,000,000 of U.S. federal net operating loss carryforwards available to reduce future taxable income, if any. These net operating loss carryforwards expire in varying amounts through 2019 and are subject to the review and possible adjustment by the Internal Revenue Service. The Company has $4,915,000 of foreign net operating loss carryforwards available to reduce future taxable income in the foreign jurisdictions, if any.

       Section 382 of the Internal Revenue Code and the tax laws of certain foreign jurisdictions also contain provisions that could place annual limitations on the utilization of these net operating loss carryforwards in the event of a change in ownership, as defined.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



       Significant components of deferred income taxes are as follows:


                                                           1999                  1998

          Deferred tax liabilities                     $   328,046           $   328,046
                                                       -----------           -----------


          Deferred tax assets-
             Net operating loss carryforwards          $ 4,652,900           $ 2,822,000
             Allowance for doubtful accounts               117,035               153,275
             Deferred rent                                  50,875                48,713
             Accrued benefits                              112,503               188,430
             Tax credits                                   617,934               402,023
             Other                                          44,038                59,054
                                                       -----------           -----------

                                                         5,595,285             3,673,495

          Valuation allowance                           (5,595,285)           (3,673,495)
                                                       -----------           -----------

                   Total deferred tax assets           $        --           $        --
                                                       ===========           ===========

       The valuation allowance at December 31, 1999 and 1998 relates to the uncertainty of realizing the tax benefits of the deferred tax assets. Nonetheless, some, if not all, of these deferred tax assets may be available to offset any deferred income tax liabilities as they become otherwise payable.

(10)   COMMITMENTS AND CONTINGENCIES

       The Company leases facilities under various operating leases. The Company also leases certain equipment under noncancelable capital and operating leases. Future minimum lease commitments under all noncancelable operating and capital leases at December 31, 1999 are as follows:


                                                       OPERATING            CAPITAL
                                                        LEASES              LEASES

         2000                                         $  534,380          $  187,290
         2001                                            514,943             198,744
         2002                                            445,416              52,404
         2003                                            425,699                  --
         2004                                            282,422
         Thereafter                                    1,292,400                  --
                                                      ----------          ----------

         Total minimum lease payments                 $3,495,260             438,438
                                                      ==========

         Less--Amount representing interest                                   81,626
                                                                          ----------

         Present value of minimum lease payments
         (including current portion of $135,368)                          $  356,812
                                                                          ==========

       Total rent expense under noncancelable operating leases was approximately $493,000, $464,000 and $491,000 for the years ended December 31, 1999,
       1998 and 1997, respectively.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



(11)   CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially expose the Company to concentrations of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. The Company maintains reserves for potential credit losses.

       No one customer accounted for 10% or more of gross accounts receivable at December 31, 1999 or December 31, 1998. One customer accounted for 13% of total revenues in 1999. No customer accounted for 10% or more of total revenues in 1998 or 1997.

(12)   STOCKHOLDERS' EQUITY

       (A)    PREFERRED STOCK

              On October 6, 1997, the Company amended and restated its Certification of Incorporation, whereby the Company's authorized shares of $0.001 par value common stock was increased to 15,000,000. The Company also authorized the issuance of 3,847,752 shares of $0.001 par value preferred stock, of which 1,881,721 shares are designated as Series A Preferred Stock, 1,628,700 shares are designated as Series B Preferred Stock and 337,331 shares are designated as Series C Preferred Stock.

              The Company issued 1,881,721 shares of Series A Redeemable Convertible Preferred Stock in exchange for $3,500,000 of cash plus the conversion of the $1,750,000 notes payable issued in 1997 and 1996. In 1997, the Company also allowed common stockholders to convert 1,966,031 shares of common stock into 1,628,700 shares of Series B Redeemable Convertible Preferred Stock and 337,331 shares of Series C Redeemable Convertible Preferred Stock.

              On September 10, 1999, the Company further amended and restated the Amended and Restated Certification of Incorporation to provide for the authorization and issuance of 369,125 additional shares of $0.001 par value preferred stock, 335,569 shares to be designated as Series D-1 Preferred Stock, 16,778 shares to be designated as Series D-2 Preferred Stock, 16,778 shares to be designated as Series D-3 Preferred Stock (collectively, the Series D Preferred Stock).

              In connection with the September 17, 1999 stockholder debt financing discussed in Note 7, the Company allowed certain common stockholders who participated in the debt financing to convert 369,125 shares of common stock into 335,569 shares of Series D-1 Redeemable Convertible Preferred Stock, 16,778 shares of Series D-2 Redeemable Convertible Preferred Stock and 16,778 shares of Series D-3 Redeemable Convertible Preferred Stock. Warrants to purchase 415,847 shares of common stock were also issued to the investors who participated in the debt financing. The warrants expire on September 17, 2002, have an exercise price of $0.60, and were valued using the Black-Sholes option pricing model. The value of the consideration received has been allocated to the debt and equity instruments based on their relative fair values. The resulting discount is being accreted over the term of the securities.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



              The Series A, Series B Series C and Series D redeemable convertible preferred stock have the following rights and preferences:

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

                  LIQUIDATION

                  In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A, B and C redeemable convertible preferred stock are entitled to receive a $2.79, $.54 and $6.67 per share liquidation preference, respectively, plus accrued or unpaid dividends. The holders of Series D-1, D-2 and D-3 redeemable convertible preferred stock are entitled to receive a $5.78, $0.54 and $2.40 per share liquidation preference, respectively, plus accrued or unpaid dividends. If the assets available for distribution are insufficient to permit payment of the liquidation preference amount, then the holders of the preferred stock shall share ratably in any distribution, as defined. After distribution to the preferred stockholders of the full liquidation preference amount, any remaining assets available for distribution are distributed both to holders of common stock and preferred stock on a pro rata basis, with the exception of holders of Series D redeemable convertible preferred stock, assuming the preferred stock is converted into common stock. Any dissolution or liquidation resulting from an event of sale, as defined, with proceeds of greater than or equal to $15.00 per share on an as-converted basis, will not result in distributions in accordance with the foregoing; rather, all preferred stock will be converted into common and share in the proceeds on a pro rata basis.

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

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



                  REDEMPTION

                  As of March 31, 2003, the holders of the preferred stock may require the Company, with 30 days' written notice, to redeem outstanding preferred stock. The redemption price equals the liquidation preference plus all accrued but unpaid dividends.

                  OTHER RESTRICTIONS

                  The Corporation is restricted, without the approval of 51% of the holders of preferred stock, from issuing additional shares of preferred stock, common stock or convertible debt, altering the terms of outstanding preferred stock, amending its articles of incorporation, selling or otherwise disposing of all or substantially all of its assets, or voluntary dissolving or otherwise liquidating the Company.

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

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



              The following summarizes the stock option activity under the Company's stock option plans:


                                                                    WEIGHTED
                                              OUTSTANDING            AVERAGE
                                                OPTIONS          EXERCISE PRICE

          Balance, December 31, 1996             728,400           $     1.11
             Granted                           1,098,850                 0.20
             Exercised                                --                   --
             Canceled                           (674,700)                0.63
                                              ----------

          Balance, December 31, 1997           1,152,550                 0.40
             Granted                             196,300                 0.40
             Exercised                                --                   --
             Canceled                           (162,499)                0.25
                                              ----------

          Balance, December 31, 1998           1,186,351                 0.42
             Granted                             344,000                 0.58
             Exercised                          (137,603)                0.22
             Canceled                           (495,797)                0.52
                                              ----------

          Balance, December 31, 1999             896,951           $     0.46
                                              ==========           ==========

       At December 31, 1999, 1998 and 1997, options to purchase 457,122, 549,162 and 364,600 shares were exercisable, respectively. The options exercisable at December 31, 1999, 1998 and 1997 had a weighted average exercise price of $0.46, $0.49 and $0. 55, respectively. Options generally vest over three to four years. At December 31, 1999, 127,946 shares were available for future option grants.

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

       Had compensation costs for the stock option plan been determined using the fair value-based method as prescribed by SFAS No. 123, the Company's 1999 and 1997 net losses and 1998 net income would have been increased and decreased, respectively, to the following pro forma amounts:


                                     1999             1998              1997

         Net (loss) income-
           As reported         $  (4,225,147)      $   678,976    $  (3,360,314)
           Pro forma              (4,228,464)          665,174       (3,373,765)

       Consistent with SFAS No. 123, pro forma compensation cost has not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999



       The weighted average per share fair values of options granted during 1999, 1998 and 1997 were $0.10, $0.09 and $0.05, respectively. The values were estimated on the date of grant using the following weighted average assumptions for grants in 1999, 1998 and 1997: risk-free interest rate of
       5.50 %, 5.17% and 6.15%, respectively; expected life of five years; expected dividend yield of 0% and volatility factor of 0%.

       The weighted average remaining contractual life of outstanding options was 7.67 years and the range of exercise prices was $0.20 to $1.67 at December 31, 1999.

(13)   FOREIGN OPERATIONS

       The following table summarizes the Company's operations by geographic area:


                                                    1999                   1998                   1997

        Revenues-
          North America                        $ 19,664,679           $ 24,022,301           $ 19,592,990
          Europe                                  4,545,329              6,170,590              2,256,183
                                               ------------           ------------           ------------

               Consolidated total              $ 24,210,008           $ 30,192,891           $ 21,849,173
                                               ============           ============           ============

       (Loss) income from operations-
         North America                         $ (2,932,507)          $  1,964,561           $ (1,767,792)
         Europe                                  (1,292,640)              (924,944)            (1,124,552)
                                               ------------           ------------           ------------

              Consolidated total               $ (4,225,147)          $  1,039,617           $ (2,892,344)
                                               ============           ============           ============

       Identifiable assets-
         North America                         $  8,061,279           $  7,872,620           $  6,204,875
         Europe                                   2,224,379              3,700,960              2,002,173
                                               ------------           ------------           ------------

              Consolidated total               $ 10,285,658           $ 11,573,580           $  8,207,048
                                               ============           ============           ============

       Export sales were not material in 1999, 1998 or 1997.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Digital Wireless Corporation:

We have audited the accompanying balance sheet of Digital Wireless Corporation as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Wireless Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


Atlanta, Georgia                                          ARTHUR ANDERSEN LLP
February 18, 2000

                          DIGITAL WIRELESS CORPORATION

                                 BALANCE SHEET

                               DECEMBER 31, 1999

                                     ASSETS



Current assets:
   Cash and cash equivalents                                                               $    917,129
   Accounts receivable, less allowance of $20,109                                               618,053
   Inventories                                                                                1,250,012
                                                                                           ------------

     Total current assets                                                                     2,785,194
                                                                                           ------------

Property and equipment, at cost:
   Research and development equipment                                                           235,814
   Production equipment                                                                          27,083
   Office equipment                                                                              21,428
   Furniture and fixtures                                                                         6,843
   Computers and software                                                                        64,568
                                                                                           ------------

                                                                                                355,736

   Less accumulated depreciation                                                                259,552
                                                                                           ------------

     Net property and equipment                                                                  96,184
                                                                                           ------------


Other assets:
    Patents, net of accumulated amortization of $12,234                                          11,724
    Deposits                                                                                      6,656
                                                                                           ------------

     Total other assets                                                                          18,380
                                                                                           ------------

       Total assets                                                                        $  2,899,758
                                                                                           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
    Accounts payable                                                                       $    158,165
    Accrued expenses                                                                             86,231
    Income taxes payable                                                                        153,292
    Current maturities of notes payable                                                          41,016
                                                                                           ------------
     Total current liabilities                                                                  438,704
                                                                                           ------------
Notes payable, less current maturities                                                           82,033
Deferred income taxes                                                                            21,460
                                                                                           ------------
     Total long term liabilities                                                                103,493
                                                                                           ------------

       Total liabilities                                                                        542,197
                                                                                           ------------

Stockholders' equity:
    Common stock, $.01 par value;  5,000,000 shares
      authorized, 633,888 shares issued and outstanding                                           6,339
    Additional paid in capital                                                                1,432,482
    Retained earnings                                                                           918,740
                                                                                           ------------

     Total stockholders' equity                                                               2,357,561
                                                                                           ------------



       Total liabilities and stockholders' equity                                          $  2,899,758
                                                                                           ============


         The accompanying notes are an integral part of this statement.

                          DIGITAL WIRELESS CORPORATION

                            STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999



Revenues:
  Product sales and service revenues                                                       $  4,118,153
  Development contracts                                                                         352,700
                                                                                           ------------

   Total revenues                                                                             4,470,853

Costs of revenues                                                                             1,912,709
                                                                                           ------------

Gross profit                                                                                  2,558,144
                                                                                           ------------

Operating expenses:
  Research and development costs                                                                520,720
  Marketing and sales costs                                                                     656,285
  General and administrative expenses                                                          375,447
                                                                                           ------------

   Total operating expenses                                                                   1,552,452
                                                                                           ------------

Income from operations                                                                        1,005,692

Other income (expense):
  Interest income                                                                                23,921
  Interest expense                                                                               (9,387)
  Other income (expense)                                                                         13,487
                                                                                           ------------

    Total other income (expense)                                                                 28,021
                                                                                           ------------

Income before provision for income taxes
  and cumulative effect of accounting change                                                  1,033,713

Provision for income taxes:
  Federal income taxes                                                                          240,706
  State income taxes                                                                             33,502
                                                                                           ------------

    Total provision for income taxes                                                            274,208
                                                                                           ------------

Net income before cumulative effect of
  accounting change                                                                             759,505

Cumulative effect of accounting change (less
  applicable income taxes of $22,980)                                                            34,469
                                                                                           ------------

Net income                                                                                 $    793,974
                                                                                           ============


         The accompanying notes are an integral part of this statement.

                          DIGITAL WIRELESS CORPORATION

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                          YEAR ENDED DECEMBER 31, 1999


                                                     Common Stock               Additional                              Total
                                           ----------------------------           paid-in           Retained        stockholders'
                                                Shares           Amount           capital           earnings           equity
                                           ------------         -------         -----------         ---------       -------------

Balance, December 31, 1998                      625,888         $ 6,259         $ 1,392,562         $ 124,766         $ 1,523,587

Conversion of subordinated debentures
   into common stock                              8,000              80              39,920                --              40,000

Net income                                           --              --                  --           793,974             793,974
                                               --------         -------         -----------         ---------         -----------

Balance, December 31, 1999                      633,888         $ 6,339         $ 1,432,482         $ 918,740         $ 2,357,561
                                               ========         =======         ===========         =========         ===========


         The accompanying notes are an integral part of this statement.

                          DIGITAL WIRELESS CORPORATION

                            STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1999


Cash flows from operating activities:
   Net income                                                                              $    793,974
   Adjustments to reconcile net income to net cash
          provided by operating activities:
           Cumulative effect of accounting change                                               (57,449)
           Depreciation and amortization                                                         29,508
   Net changes in assets and liabilities:
          Accounts receivable                                                                  (118,738)
          Inventory                                                                            (307,098)
          Accounts payable                                                                       62,432
          Accrued expenses                                                                      (24,054)
          Advance billings                                                                     (102,060)
          Income taxes payable                                                                   58,289
                                                                                           ------------
   Net cash provided by operating activities                                                    334,804
                                                                                           ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                                        (28,085)
                                                                                           ------------
        Net cash used in investing activities                                                   (28,085)
                                                                                           ------------
Cash flows from financing activities:
   Net proceeds on notes payable and line-of-credit                                             123,049
   Payments on convertible subordinated debentures                                             (143,557)
   Payments on notes payable                                                                    (17,742)
   Payments on obligations under capital leases                                                 (34,916)
                                                                                           ------------

        Net cash used in financing activities                                                   (73,166)
                                                                                           ------------
Net increase in cash and cash equivalents                                                       233,553
Cash and cash equivalents at beginning of year                                                  683,576
                                                                                           ------------
Cash and cash equivalents at end of year                                                   $    917,129
                                                                                           ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                                              $     19,757
                                                                                           ============
     Income taxes                                                                          $    239,899
                                                                                           ============


         The accompanying notes are an integral part of this statement.

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


1.     DESCRIPTION OF BUSINESS

       Digital Wireless Corporation (the "Company") designs, manufactures and markets wireless telecommunications products for industries that provide a wireless pathway for data information. The Company has expertise in a wide range of wireless technologies including wireless system architecture, application-specific integrated circuit design, data communications software, protocols and hardware. The Company focuses exclusively on products for the industrial and commercial market. Additionally, the Company holds a patent on a wireless system called Recombinant Spread Spectrum (RSS) that minimizes dropout or data transfer errors in wireless data transmission.

       The Company's customers are spread across the United States and Europe. However, the Company derives a substantial portion of its revenue from one product. Typical product lives for wireless telecommunication products are 3-5 years.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.    REVENUE RECOGNITION

             The Company recognizes revenue from product sales at shipment. Revenue from development contracts is recognized as earned based on the agreements.


       B.    CASH AND CASH EQUIVALENTS

             The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.


       C.    BAD DEBTS

             The Company uses the reserve method of accounting for bad debts. Accounts are written off against the reserve at the time at which they are determined to be uncollectible.

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       D.    INVENTORIES

             Inventories are stated at cost or market, whichever is lower. Cost is determined using the first-in, first-out ("FIFO") method of valuation. At December 31, 1999, the major components of inventories were as follows:


                      Raw materials and purchased parts                        $  688,863
                      Work-in-process                                             338,240
                      Finished goods                                              222,909
                                                                               ----------

                      Total inventories                                        $1,250,012


       E.    PROPERTY AND EQUIPMENT

             Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes and on the declining balance method for federal income tax purposes. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed. Depreciation expense for the year ended December 31, 1999 was $28,099 (Note 10).


       F.    PATENTS

             Patents are being amortized on a straight-line basis over the expected useful life of the asset, which is estimated at 17 years. Amortization expense for the year ended December 31, 1999 was $1,409.

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       G.    INCOME TAXES

             Income taxes are computed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciation methods and research and experimentation credits. The Company uses the flow-through method in accounting for research and experimentation credits. The credits reduce income tax expense in the years they are used. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


       H.    STOCK-BASED COMPENSATION

             The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB Opinion No. 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 7).


       I.    USE OF ESTIMATES

             The use of estimates is necessary in the preparation of financial statements in accordance with generally accepted accounting principles. Management believes that the estimates used in preparation of the Company's financial statements are reasonable. Actual results may differ from the estimates.

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


3.   NOTES PAYABLE AND LINE OF CREDIT

       The Company had available a $300,000 revolving line of credit and a $200,000 equipment line of credit with a bank during the year. Outstanding borrowings under the lines accrued interest at the prime rate plus .75% and 1.25%, respectively. At December 31, 1999, the lines had expired.

       Borrowings under the revolving line of credit were limited to 80% of eligible accounts receivable, as defined. The equipment line of credit was used to finance equipment and other fixed asset purchases between May 1, 1998 and June 1, 1999. Interest accrued from the date of each advance at the appropriate rate and was payable monthly until June 1, 1999. On June 1, 1999, the equipment line of credit was converted to a term note, payable in 42 equal monthly installments of principal and accrued interest of $3,418.

       The note bears interest at a variable rate of prime plus 1.25% (9.75% at December 31, 1999) and is secured by substantially all assets of the Company. Future minimum principal payments are as follows:

                  Year ending December 31:
                           2000                                $  41,017
                           2001                                   41,016
                           2002                                   41,016
                                                               ---------

                                                               $ 123,049
                                                               =========


       The Company used the equipment line of credit to retire any non-converted subordinated debentures (Note 4).

4.     CONVERTIBLE SUBORDINATED DEBENTURES

       At December 31, 1998 the Company had outstanding convertible subordinated debentures amounting to $183,557. These debentures bore interest at varying rates from 8% to 10% and were convertible into common stock at a conversion rate of $5 per share. The debentures matured on May 31, 1999. Interest accrued and was payable annually on May 31. The debentures were redeemable at face value beginning June 1, 1997. They were convertible any time until maturity, at the option of the holder. The debentures were subordinated to current and future obligations due to financial institutions and/or certain other traditional lending institutions. During 1999, $40,000 of debentures were converted into 8,000 shares of common stock of the Company. The Company used the equipment line of credit to retire the remaining debentures during 1999 (Note 3).

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


5.     INCOME TAXES

       The components of the provision for income taxes for the year ended December 31, 1999 are as follows:

              Current:
                  Federal                                              $222,465
                  State                                                  30,283

              Deferred:
                  Federal                                              $ 18,241
                  State                                                   3,219
                                                                       --------

              Total:
                  Federal                                              $240,706
                  State                                                  33,502
                                                                       ========

       Deferred income taxes at December 31, 1999 were $21,460 and are the result of temporary differences due to depreciation methods. The net change in the deferred tax valuation allowance during 1999 was a decrease of $63,906.

       The Company utilized $90,630 of available research and experimentation credits during 1999. At December 31, 1999, the Company has no research and experimentation credit carryforwards.

       The following is a summary of the items which resulted in recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the year ended December 31, 1999:

              Statutory federal income tax rate                            34%
              Effect of:
                  State income tax, net of federal benefit                  4%
                  Research and development credits                         (8)%
                  Valuation allowance                                      (5)%
                  Other                                                     2%
                                                                         ----
              Effective income tax rate                                    27%
                                                                         ====

6.     STOCK WARRANTS

       At December 31, 1999, the Company had outstanding to an officer and employees, stock warrants to purchase 62,000 shares of common stock at $0.02 per share. The warrants expire on January 1, 2006.

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


7.   STOCK OPTIONS

       The Company has an incentive stock option plan and outstanding non-qualified stock options for the benefit of directors, shareholders, officers, and employees. Options are granted at fair value at the time of grant as determined by the Company's board of directors.

       A summary of the status of the Company's stock option plans as of December 31, 1999 and changes during the year is presented below:

                                                                                             Weighted-Average
                                                                                 Shares       Exercise Price
                                                                                --------     ----------------

       Outstanding at beginning of year                                          272,326           $ 4.20
       Granted                                                                    14,550             4.79
       Exercised                                                                      --               --
       Forfeited                                                                  (2,600)          $ 3.08
                                                                               ---------           ------

       Outstanding at end of year                                                284,276           $ 4.24
                                                                               =========           ======


       Options exercisable at end of year                                        170,976           $ 4.22
                                                                               =========           ======


       Weighted-average fair value of options granted during the year                              $ 4.79
                                                                                                   ======


       The following table summarizes information about stock options outstanding at December 31, 1999:

                                     Options Outstanding                               Options Exercisable
                      -------------------------------------------------------------------------------------------
                                           Weighted-
                         Number             Average             Weighted-           Number           Weighted-
         Exercise     Outstanding          Remaining             Average         Outstanding          Average
          Prices      at 12/31/99      Contractual Life       Exercise Price     at 12/31/99       Exercise Price
         --------     -----------      ----------------       --------------     -----------       --------------

           $7.00        22,450               3.98                  $7.00            22,450             $7.00
           $5.00        25,100               9.29                  $5.00            19,700             $5.00
           $4.37        58,250               6.94                  $4.37            40,250             $4.37
           $4.35         4,983               6.81                  $4.35             2,883             $4.35
           $4.30        10,200               9.08                  $4.30             3,400             $4.30
           $4.00       127,500               7.63                  $4.00            46,500             $4.00
           $3.08        25,050               2.40                  $3.08            25,050             $3.08
           $2.00         2,000               4.36                  $2.00             2,000             $2.00
           $1.08         2,876               1.86                  $1.08             2,876             $1.08
           $1.00         5,867               2.94                  $1.00             5,867             $1.00
                       -------                                                     -------

                       284,276                                                     170,976
                       =======                                                     =======

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


       The Company applies APB Opinion No. 25 and related interpretations in accounting for stock options; accordingly, no compensation cost has been recognized. Had compensation cost been determined based upon the fair value of the stock options at grant date consistent with the method of SFAS No. 123, it would not have had a material effect on either the Company's net income or the financial statements as a whole.


8.     COMMITMENTS

       The Company has a compensation agreement with an officer/employee of the Company. Under the agreement, during 2000, the employee is entitled to a base salary and bonuses based on increases in revenues and operating profit. The employee was granted stock options to purchase 36,000 shares of the Company's common stock at $4.37 a share during 1998. Vesting occurs over a two year period. This agreement is revised annually by the Company's Board of Directors.


9.     RELATED PARTY TRANSACTIONS

       The Company leases space under an operating lease and purchases certain services from a company controlled by the same parties as one of its stockholders. During 1999, the Company paid approximately $95,000 for rent and other services to this related company. The lease expires in September, 2000. At December 31, 1999, future minimum rental payments due under the lease are approximately $54,000. In management's opinion the amounts paid were reasonable and equivalent to what it would have paid an unrelated party for the same facility rental and services. At December 31, 1999, no amounts were owed to the related company.

       Also outstanding are 61,926 non-qualified stock options to directors at prices ranging from $1.00 to $7.00, expiring at varying dates through October, 2009.

                          DIGITAL WIRELESS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


10.    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

       During 1999, the Company changed its method of depreciating property and equipment from the declining-balance method to the straight-line method. The Company believes that using the straight line method is a more accurate and conservative approach to depreciating the assets. The effect of this change was to increase income before provision for income taxes and cumulative effect of accounting change and net income for 1999 by $57,449 and $34,469, respectively.

11.    NON-CASH INVESTING AND FINANCING ACTIVITIES

       During the year, a subordinated debenture holder converted a note for $40,000 into 8,000 shares of common stock of the Company.

12.    CONCENTRATION OF CREDIT RISK

       Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable.

       The Company maintains cash balances at two financial institutions, which at times may exceed federally insured limits. The Company maintains its cash and cash equivalents with high credit, quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments. At December 31, 1999, the Company's cash and cash equivalents exceeded federally insured limits by $717,004.


13.    DEFINED CONTRIBUTION PLAN

       The Company has a contributory, defined contribution 401(k) plan (the "Plan") covering all employees. Employees are eligible to participate in the Plan on the first day of the month following the date of their employment.

       Under the Plan there are two types of contributions which can be made during the Plan period. The contributions are:

              1. Salary reduction contributions: The amount by which the participants have elected to reduce their compensation for the plan year.

              2. Employer discretionary matching contributions: The employer, in its sole discretion, may make discretionary matching contributions within certain limits provided by law.

       The Company made a $40,000 contribution to the Plan for the year ended 1999. Such amount is included in accrued expenses in the accompanying balance sheet.