Form 10-Q
period 2000-03-31
INTELLIGENT SYSTEMS CORP
filed 2000-05-12
CIK 320340

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000


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


     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2000, 5,684,467 shares of Common Stock were outstanding.
================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         2000             1999
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                (Unaudited)      (Audited)
-------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                 $  8,007       $    737
  Accounts receivable, net                                                                1,675          1,464
  Notes and interest receivable                                                              90            254
  Inventories                                                                               426            325
  Other current assets                                                                      303            263
-------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                 10,501          3,043
-------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                    14,849          8,576
Long-term notes receivable                                                                   47             53
Property and equipment, at cost less accumulated depreciation and amortization              653            686
 Other assets                                                                             1,300          1,300
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 27,350       $ 13,658
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                $  1,100       $  1,000
  Accounts payable                                                                          664            444
  Accrued expenses and other current liabilities                                          4,661          1,647
-------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             6,425          3,091
-------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              163            363
-------------------------------------------------------------------------------------------------------------------
Minority interest                                                                            (2)            (5)
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,684,467 and
      5,114,467 outstanding at March 31, 2000 and December 31, 1999, respectively            57             51
  Paid-in capital                                                                        24,062         24,069
  Unrealized gain in available-for-sale securities                                        5,859            731
  Cash dividend declared                                                                 (2,956)            --
  Accumulated deficit                                                                    (6,258)       (14,642)
-------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                           20,764         10,209
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                             $ 27,350       $ 13,658
===================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

THREE MONTHS ENDED MARCH 31,                                                             2000           1999
--------------------------------------------------------------------------------------------------------------
Net sales                                                                          $      2,007    $     2,683
Expenses:
  Cost of sales                                                                             841          1,386
  Marketing                                                                                 220            376
  General & administrative                                                                1,047          1,030
  Research & development                                                                    208            175
--------------------------------------------------------------------------------------------------------------
Loss from operations                                                                       (309)          (284)
--------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income (expense)                                                                  32            (38)
  Investment income, net                                                                  8,653          1,417
  Other income, net                                                                          11              1
--------------------------------------------------------------------------------------------------------------
Income before minority interest                                                           8,387          1,096
--------------------------------------------------------------------------------------------------------------
Minority interest                                                                             3              2
--------------------------------------------------------------------------------------------------------------
Net income                                                                         $      8,384    $     1,094
==============================================================================================================
Basic net income per share based upon basic weighted average shares                $       1.48    $      0.21
--------------------------------------------------------------------------------------------------------------
Diluted net income per share based upon diluted weighted
  average shares                                                                   $       1.46    $      0.21
==============================================================================================================
Basic weighted average shares outstanding                                             5,653,822      5,104,467
--------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                           5,735,720      5,271,041
==============================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                                       THREE MONTHS ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                                             2000              1999
-------------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income                                                                          $  8,384       $  1,094
   Adjustments to reconcile net income to net cash used for
      operating activities, net of effects of acquisitions and dispositions:
         Depreciation and amortization                                                       21             78
         Gain from sales of assets                                                       (8,849)        (1,047)
         Equity in net loss (income) of affiliates                                          195           (371)
         Changes in operating assets and liabilities:
            Accounts receivable                                                            (211)           (42)
            Inventories                                                                    (101)            (7)
            Other current assets                                                            (40)           142
            Accounts payable                                                                220           (378)
            Accrued expenses and other current liabilities                                   58             38
-------------------------------------------------------------------------------------------------------------------
Cash used for continuing operations                                                        (323)          (493)
===================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                                     8,938          1,187
   Acquisitions of long-term investments                                                 (1,400)          (200)
   Increase in minority interest                                                              3              2
   Repayment (advances) under notes receivable, net                                         141            (15)
   Dispositions of property and equipment, net                                               11            117
-------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                     7,693          1,091
===================================================================================================================

FINANCING ACTIVITIES:
   Net repayments under short-term borrowing arrangements                                  (100)          (210)
   Foreign currency translation adjustment                                                   --             94
-------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                           (100)          (116)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                      7,270            482
Cash at beginning of period                                                                 737            461
-------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                  $  8,007       $    943
===================================================================================================================
===================================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with generally accepted accounting principles applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and 1999. The interim results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 1999, as filed in our annual report on Form 10-K.

3. Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". The Statement requires companies to report comprehensive income and its components in their financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity in a period. We adopted the disclosure requirements of this statement in March 1998.

                 Consolidated Statements of Comprehensive Income
                            (unaudited, in thousands)

                                                                           Three Months Ended March 31,
                                                                              2000             1999
--------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 8,384          $1,094
Other comprehensive income (loss):
   Foreign currency translation adjustments                                      --             197
   Unrealized gain (loss) in available-for-sale securities                    5,127            (636)
--------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $13,511          $  655
========================================================================================================

4. Sale of Interest in Risk Laboratories, LLC ("Risk") - In the quarter ended March 31, 2000, we sold 2,310,000 equity units in Risk for $8,801,000 in cash to American Home Assurance Company, recognizing a gain of $8,622,000 on the transaction. We retain ownership of 623,515 equity units representing approximately 7 percent of the equity of Risk, after a capital infusion of $5,000,000 in Risk by American Home Assurance Company.

5. Sale of Partial Holdings in S1 Corporation - In the first quarter ended March 31, 2000, we sold 2,000 shares of common stock of S1 Corporation [NASDAQ: SONE] for $217,000 cash, recognizing a gain of $207,000. We retain ownership of 8,000 shares of S1 Corporation stock. The stock in S1 Corporation was received as consideration for our shares of stock in VerticalOne Corporation upon the merger of VerticalOne and S1 Corporation in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary - Our consolidated operating subsidiaries in 2000 are ChemFree Corporation, QS Technologies and PsyCare America. In the first quarter of 1999, we also consolidated the results of our InterQuad subsidiary prior to its sale in February 1999. Part of the difference in consolidated operating results between the first quarter last year and this year is a result of not including the InterQuad operation and its financial losses from the date of its sale in February 1999.

Overall, results for ongoing consolidated companies improved year-to-year, with each subsidiary operating profitably. During the current quarter we recognized a significant return on the sale of part of our investment in Risk Laboratories which resulted in net income for the quarter of $8.4 million compared to $1.1 million for the first quarter of 1999. Refer to Note 4 on page 5.

Sales - We generate revenue from operations in two industry segments: technology-related products and services, and health care services. For the three month period ended March 31, 2000, net sales were $2,007,000, a decline of 25 percent compared to the first quarter in 1999. The major factor contributing to lower revenue is the sale of the InterQuad subsidiary, which had contributed revenue of $581,000 in the first quarter of 1999. In addition, revenue declined slightly in the first quarter this year compared to last year at the PsyCare subsidiary due to a reduction in the number of programs and revenue per program. However, revenue declines at the PsyCare unit have stabilized and revenue increased slightly this quarter compared to the third and fourth quarters of 1999.

Cost of sales - Cost of sales as a percentage of revenue decreased significantly in the first quarter this year compared to the same period last year. The improvement reflects mainly the following:
-  improved cost control at the PsyCare subsidiary
- reduction in the cost of sales for fluid products sold by ChemFree and a change in product mix at ChemFree favoring higher margin fluid sales
- sale of the InterQuad subsidiary which had a relatively high cost of sales compared to the ongoing subsidiaries.

Operating Expenses - Marketing expenses declined in both absolute dollars and as a percentage of revenue in the first quarter of 2000 compared to the first quarter last year, principally due to the sale of InterQuad. General and administrative expenses were slightly higher in the first quarter of 2000 than in the same period last year. Non-recurring bonus expense of $150,000 related to the successful completion of the Risk transaction offset the reduction in general and administrative expenses that were associated with the InterQuad operation last year. Research and development expense increased slightly period to period at both the QS Technologies and ChemFree subsidiaries to support more new product development.

Interest Income - We had net interest income of $32,000 in the first quarter this year compared to net interest expense of $38,000 in the first quarter of 1999. This year, we had a lower level of notes payable outstanding and we earned interest on higher cash levels in the first quarter this year compared to last year.

Investment Income - In the first quarter this year, we sold 2,310,000 equity units in Risk Laboratories LLC in a private transaction that generated a gain of $8,622,000. We retain 623,515 equity units in Risk, representing approximately 7% of Risk. In addition, in the first quarter this year we realized a gain of $207,000 on the sale of twenty percent of our holdings in S1 Corporation, which was offset in part by $195,000 in net losses in equity of investments. By comparison, in the first quarter last year, we realized a gain of $814,000 on the sale of our remaining shares of Information Advantage common stock, a gain of $233,000 on the sale of part of our investment in a privately held software company, and $370,000 income in the equity of affiliates accounted for by the equity method.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Common Shares - In the first quarter of 2000, three officers of the company exercised options to acquire a total of 570,000 shares of common stock, thereby increasing the average number of basic shares outstanding during the quarter to 5,653,822 compared to 5,104,467 for the first quarter of 1999.

FINANCIAL CONDITION

In the first three months of 2000, our principal sources of cash were $8,701,000, net of sales expenses from the sale of 2,310,000 equity units of Risk Laboratories in a private transaction and $217,000 from the sale of 2000 shares of SI Corporation. Our main use of cash was a total of $1,250,000 for new investments in three early stage technology companies (MiracleWorker.com, ThinkWorks and RF Solutions) and $150,000 in follow-on investments in three earlier funded companies.

Notes and interest receivable declined during the first quarter because Risk repaid a loan at the time of the sale transaction. Long-term investments increased during the first quarter reflecting new and follow-on investments totaling $1.4 million in early stage technology companies as well as increased value of our holdings in S1 Corporation [NASDAQ: SONE] and Primus Knowledge Systems [NASDAQ: PKSI] due to higher trading prices of these stocks on March 31, 2000 compared to December 31, 1999. We acquired 66,431 shares of PKSI stock in exchange for our ownership interest in 2order.com when 2order.com was acquired by Primus in January 2000. The unrealized gain of $5,859,000 in the shares of SONE and PKSI is also reflected as a separate category of shareholders' equity on the balance sheet. Accrued liabilities increased substantially at March 31, 2000 compared to December 31, 1999 to reflect a declared but unpaid dividend of $.52 per share ($2,956,000 in total). The dividend was declared on March 28, 2000 and paid after the quarter end on April 20, 2000.

We believe we have adequate cash and access to capital to support the company's operations and plans for the foreseeable future.

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

                                INTELLIGENT SYSTEMS CORPORATION
                                Registrant

Date:  May 12, 2000             By: /s/  J. LELAND STRANGE
                                   ---------------------------------------------
                                         J. Leland Strange
                                         Chairman of the Board, President


Date:  May 12, 2000             By: /s/  BONNIE L. HERRON
                                   ---------------------------------------------
                                         Bonnie L. Herron
                                         Vice President, Chief Financial Officer