Form 10-Q
period 2000-06-30
INTELLIGENT SYSTEMS CORP
filed 2000-08-14
CIK 320340

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000


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


         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of June 30, 2000, 5,582,698 shares of Common Stock were outstanding.



================================================================================

ITEM 1.  FINANCIAL STATEMENTS


                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                                   JUNE 30,      DECEMBER 31,
                                                                                                     2000           1999
----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            (Unaudited)     (Audited)
----------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                             $    4,336     $      737
  Accounts receivable, net                                                                              1,868          1,464
  Notes and interest receivable                                                                           313            254
  Inventories                                                                                             486            325
  Other current assets                                                                                    420            263
----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                7,423          3,043
----------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                                  12,318          8,576
Long-term notes receivable                                                                                 41             53
Property and equipment, at cost less accumulated depreciation and amortization                            612            686
Other assets                                                                                               --          1,300
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $   20,394     $   13,658
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                            $    1,100     $    1,000
  Accounts payable                                                                                        523            444
  Accrued expenses and other current liabilities                                                        1,601          1,647
----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                           3,224          3,091
----------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                            163            363
----------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                          --             (5)
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,582,698 and 5,104,467
     outstanding at June 30, 2000 and December 31, 1999, respectively                                      56             51
  Paid-in capital                                                                                      24,134         24,069
  Unrealized gain in available-for-sale securities                                                      2,163            731
  Accumulated deficit                                                                                  (9,346)       (14,642)
----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                         17,007         10,209
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $   20,394     $   13,658
============================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                  JUNE 30,                    JUNE 30,
                                                                            2000            1999          2000           1999
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                $     1,988    $     2,090    $     3,995    $     4,773
Expenses:
  Cost of sales                                                                  822          1,082          1,663          2,468
  Marketing                                                                      211            250            431            626
  General & administrative                                                       703            898          1,750          1,928
  Research & development                                                         202            182            410            357
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                     50           (322)          (259)          (606)
---------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income (expense), net                                                  54            (30)            86            (68)
  Investment income (expense)                                                   (284)          (545)         8,369            872
  Other, net                                                                      50              2             61              3
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                          (130)          (895)         8,257            201
---------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                  2              3              5              5
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                        $      (132)   $      (898)   $     8,252    $       196
=================================================================================================================================
Basic net income (loss) per share based upon basic
  weighted average shares                                                $     (0.02)   $     (0.18)   $      1.47    $      0.04
---------------------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share based upon diluted
  weighted average shares                                                $     (0.02)   $     (0.18)   $      1.47    $      0.04
=================================================================================================================================
Basic weighted average shares outstanding                                  5,590,613      5,104,467      5,622,218      5,104,467
---------------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                5,590,613      5,104,467      5,613,346      5,305,752
=================================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                                                   SIX MONTHS ENDED JUNE 30,
CASH PROVIDED BY (USED FOR):                                                                         2000           1999
----------------------------------------------------------------------------------------------------------------------------

OPERATIONS:
   Net income (loss)                                                                               $    8,252     $      196
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                                                      8            163
         Gain from sale of assets                                                                      (8,849)        (1,175)
         Equity in net loss of affiliates                                                                 479            303
         Changes in operating assets and liabilities:
            Accounts receivable                                                                          (405)           124
            Inventories                                                                                  (161)           105
            Other current assets                                                                         (156)           244
            Accounts payable                                                                               79           (359)
            Accrued expenses and other current liabilities                                                 49            403
----------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                                        (704)             4
============================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                                    8,937          1,320
   Acquisitions of long-term investments                                                               (1,953)          (163)
   Increase in minority interest                                                                            5              5
   Repayments of notes receivable, net                                                                    233              8
   Dispositions (purchases) of property and equipment, net                                                 66            106
----------------------------------------------------------------------------------------------------------------------------
Cash provided by  investing activities                                                                  7,288          1,276
============================================================================================================================

FINANCING ACTIVITIES:
   Net repayments under short-term borrowing arrangements                                                (100)          (360)
   Payment of dividend to stockholders                                                                 (2,956)            --
   Purchase and retirement of stock related to options                                                     71             --
   Foreign currency translation adjustment                                                                 --             94
----------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                                                     (2,985)          (266)
============================================================================================================================
Net increase in cash                                                                                    3,599          1,014
Cash at beginning of period                                                                               737            461
----------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                              $    4,336     $    1,475
============================================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and 1999. The interim results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 1999, as filed in our annual report on Form 10-K.

3. Comprehensive Income - In accordance with Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)

                                                                               Three Months Ended           Six Months Ended
                                                                                    June 30                     June 30
                                                                               2000           1999          2000        1999
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         $       (132)   $       (898)   $  8,252    $    196
Other comprehensive income (loss):
   Foreign currency translation adjustments                                         --              --          --         197
   Unrealized gain (loss) in available-for-sale securities                      (3,223)          1,258       1,904         622
------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                               $     (3,355)   $        360    $ 10,156    $  1,015
==============================================================================================================================


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

5. Sale of Partial Holdings in S1 Corporation - In the quarter ended March 31, 2000, we sold 2,000 shares of common stock of S1 Corporation [NASDAQ: SONE] for $217,000 cash, recognizing a gain of $207,000. We retain ownership of 8,000 shares of S1 Corporation stock. The stock in S1 Corporation was received as consideration for our shares of stock in VerticalOne Corporation upon the merger of VerticalOne and SI Corporation in the fourth quarter of 1999.

6. Daw Technologies, Inc. Common Stock - During the quarter ended June 30, 2000, the Company received a total of 645,462 shares of common stock of Daw Technologies, Inc., [NASDAQ: DAWK], a company that had acquired the assets of our Intelligent Enclosures operation in April 1998. Under the terms of the acquisition agreement, the purchase price was to be paid in common stock of Daw based on a formula related to the trading price of Daw common stock in April 2000. Consequently, the $1.3 million guaranteed purchase price which had been carried in prior periods on our balance sheet as an "other asset" is treated as a marketable security at June 30, 2000 in accordance with Statement of Financial Accounting Standards No. 115 as explained in Note 1 to the consolidated financial statements for the fiscal year ended December 31, 1999, as filed in our annual report on Form 10-K.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary - Our consolidated operating subsidiaries in 2000 are ChemFree, QS Technologies and PsyCare America. In the first quarter of 1999, we also consolidated the results of our InterQuad subsidiary prior to its sale in February 1999. Part of the difference in consolidated operating results between the first half of last year and this year is a result of not including the InterQuad operation and its financial losses in the results for the first half of 2000.

Overall, results for ongoing consolidated companies improved year-to-year, with each subsidiary operating profitably for the first six months of 2000. During the same period, we recognized a significant return on the sale of part of our investment in Risk Laboratories in March 2000, which contributed significantly to net income for the first half of 2000 of $8.3 million compared to $196,000 for the first half of 1999.

Sales - We generate revenue from operations of our consolidated subsidiaries in two industry segments: technology-related products and services, and health care services. For the three month period ended June 30, 2000, net sales were $1,988,000, a decline of five percent compared to the second quarter in 1999. Revenue declined in the second quarter this year compared to last year at the PsyCare subsidiary due to a reduction in the number of programs operated and revenue per program. The decline in revenue at the PsyCare operations was offset in part by revenue increases at the ChemFree and QS Technologies subsidiaries. For the six months ended June 30, 2000, revenue was $4.0 million, a decline of 16 percent compared to the same period last year. The major factors contributing to lower revenue for the six month period are the sale of the InterQuad subsidiary, which had contributed revenue of $581,000 in the same period in 1999, and the lower revenue levels at the PsyCare subsidiary.

Cost of sales - Cost of sales as a percentage of revenue decreased significantly in both the three and six month periods this year compared to the same periods last year. The improvement reflects mainly the following:

-        improved cost control at the PsyCare subsidiary
-        higher margin contracts at the QS Technologies subsidiary
- reduction in the cost of sales for fluid products sold by ChemFree and a change in product mix at ChemFree favoring higher margin fluid sales
- sale of the InterQuad subsidiary which had a relatively high cost of sales compared to the ongoing subsidiaries.

Operating Expenses - Marketing expenses declined in absolute dollars and as a percentage of revenue in the three and six month periods of 2000 compared to the same periods last year. During the three month period, the difference is attributable to lower expenditures at the ChemFree operations on higher revenue levels whereas for the six month period, most of the period-to-period change is due to the sale of InterQuad and the elimination of its related expenses in the 2000 financials. General and administrative expenses were down in the second quarter and six month periods for 2000 compared to the same periods last year. Included in the six month expenses for 2000 is a non-recurring bonus expense of $150,000 recorded in the first quarter this year related to the successful completion of the Risk transaction that was offset by the elimination of general and administrative expenses associated with the InterQuad operation last year. Research and development expense increased in the three and six month periods of 2000 compared to the same periods in 1999 at both the QS Technologies and ChemFree subsidiaries to support more new product development.

Interest Income - We had net interest income of $54,000 and $86,000 in the second quarter and year-to-date periods, respectively, in 2000. This compares with net interest expense of $30,000 and $68,000, respectively, for the same periods in 1999. During the three and six month periods this year, we had a lower level of notes payable outstanding and we earned interest on higher cash levels, compared to the same periods in 1999.

Investment Income - For the second quarter of 2000, we recorded an investment loss of $284,000 compared to an investment loss of $545,000 in the same period last year. These losses represent our pro rata share of net losses of our affiliate companies that are recorded under the equity method. For the year to date periods in 2000, we recorded investment income of $8,369,000 in 2000 compared to income of $872,000 for the six months ended June 30, 1999. Included in the six month figures for 2000 is a gain of $8,622,000 on the sale of 2,310,000 equity units in Risk Laboratories LLC in a private transaction in March 2000. In addition, we realized a gain of $207,000 on the sale of twenty percent of our holdings in S1 Corporation, which was offset in part by $479,000 in net losses in equity of investments accounted for by the equity method. By comparison, in the first six months of 1999, we realized net gains totaling $1.2 million on sales of investments in three software companies and $303,000 in net losses in equity of investments accounted for by the equity method.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Common Shares - In the first half of 2000, three officers of the company exercised options to acquire a total of 570,000 shares of common stock and turned in to the company a total of 101,769 shares of common stock in partial payment of the exercise price. Thus the average number of basic shares outstanding during the three and six month periods ended June 30, 2000 were 5,590,613 and 5,622,218, respectively, compared to 5,104,467 for the three and six month periods of 1999.

FINANCIAL CONDITION

In the first six months of 2000, our principal sources of cash were $8,701,000, net of sales expenses, from the sale of 2,310,000 equity units of Risk Laboratories, $217,000 from the sale of 2000 shares of SI Corporation, and $233,000, net, related to repayments of notes and interest receivable. Our main uses of cash were $2,956,000 to pay a $0.52 per share dividend to shareholders in April 2000 and a total of $1,952,000, net, for new and follow-on investments in early stage technology companies, including MiracleWorker.com, ThinkWorks, RF Solutions, Medizeus, Screen4me and UtiliConnect.

Accounts receivable increased by $404,000 at June 30, 2000 compared to December 31, 1999, reflecting the fact that the QS Technologies subsidiary invoices its annual maintenance contracts with customers in June and then recognizes the revenue ratably over the following twelve month period. Other current assets increased at June 30, 2000 compared to December 31, 1999, in part due to $71,000 in notes from officers of the company that were issued in partial payment of the exercise price of stock options exercised by the officers in January 2000. Long-term investments increased at June 30, 2000 compared to December 31, 1999 as a result of net new investments totaling $1,952,000 in early stage technology companies and an increase since December 31, 1999 in the value of our holdings in S1 Corporation

[NASDAQ: SONE], Primus Knowledge Systems [NASDAQ: PKSI] and Daw Technologies [NASDAQ: DAWK]. We acquired 66,431 shares of PKSI stock in exchange for our ownership interest in 2order.com when 2order.com was acquired by Primus in January 2000. We acquired 645,462 shares of common stock of Daw in April 2000 related to a prior sale of a subsidiary. Refer to Note 6 to these financial statements with respect to this transaction. At June 30, 2000, unrealized gains totaling $2,163,000 in the shares of SONE, PKSI and DAWK are reflected as a separate category of shareholders' equity on the balance sheet. The value of the company's holdings in SONE, PKSI and DAWK at June 30, 2000 is lower than their value at March 31, 2000 due to a decline in the trading prices of the securities, reflecting general financial market conditions.

We believe we have adequate cash and access to capital to support the company's operations and plans for the foreseeable future.


                           PART II. OTHER INFORMATION

ITEM 4. RESULTS OF VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on June 9, 2000, the shareholders elected J. Leland Strange and James V. Napier as directors of the company to serve until the 2003 annual meeting. Each of the directors was elected by a vote of 5,119,125 votes FOR and 30,697 votes WITHHELD.

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A The following exhibit is filed with this report: Exhibit 27 Financial Data Schedule (for SEC use only).

B The Company has not filed any Reports on Form 8-K during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              INTELLIGENT SYSTEMS CORPORATION
                              Registrant

Date:  August 14, 2000        By:  /s/  J. LELAND STRANGE
                                 -------------------------------------------
                                    J. Leland Strange
                                    Chief Executive Officer, President


Date:  August 14, 2000        By:  /s/  BONNIE L. HERRON
                                 -------------------------------------------
                                     Bonnie L. Herron
                                     Chief Financial Officer, Vice President