Form 10-Q
period 2000-09-30
INTELLIGENT SYSTEMS CORP
filed 2000-11-13
CIK 320340

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                          Commission file number 1-9330


                         INTELLIGENT SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          GEORGIA                                              58-1964787
-------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer
                                                                            Identification No.)


         4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                30093
-------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                             (Zip Code)


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

     As of September 30, 2000, 5,577,698 shares of Common Stock were outstanding.

================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                            2000             1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  (Unaudited)        (Audited)
-----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                  $  1,482          $    737
  Accounts receivable, net                                                                 1,242             1,464
  Notes and interest receivable                                                            2,613               254
  Inventories                                                                                591               325
  Other current assets                                                                       368               263
-----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                   6,296             3,043
-----------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                     11,828             8,576
Long-term notes receivable                                                                    35                53
Property and equipment, at cost less accumulated depreciation and amortization               594               686
Other assets                                                                                  --             1,300
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $18,753          $ 13,658
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                  $   600          $  1,000
  Accounts payable                                                                           414               444
  Accrued expenses and other current liabilities                                           1,534             1,647
-----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                              2,548             3,091
-----------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                               163               363
-----------------------------------------------------------------------------------------------------------------------
Minority interest                                                                              2                (5)
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,557,698 and 5,104,467
     outstanding at September 30, 2000 and December 31, 1999, respectively                    56                51
  Paid-in capital                                                                         24,109            24,069
  Unrealized gain in available-for-sale securities                                         1,076               731
  Accumulated deficit                                                                     (9,201)          (14,642)
-----------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                            16,040            10,209
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $18,753          $ 13,658
=======================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                                  2000          1999           2000           1999
---------------------------------------------------------------------------------------------------------------------
Net sales                                                       $1,630           $1,816       $5,624         $6,589
Expenses:
  Cost of sales                                                    638              714        2,300          3,182
  Marketing                                                        253              172          684            798
  General & administrative                                         756              754        2,506          2,682
  Research & development                                           258              234          668            591
---------------------------------------------------------------------------------------------------------------------
Loss from operations                                              (275)             (58)        (534)          (664)
---------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income (expense), net                                    55               (3)         141            (71)
  Investment income (expense)                                      579             (815)       8,948             57
  Other, net                                                         2                5           63              8
---------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                                         361             (871)       8,618           (670)
---------------------------------------------------------------------------------------------------------------------
Current tax provision                                              213               --          213             --
---------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                             148             (871)       8,405           (670)
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                    3                2            8              7
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $  145           $ (873)      $8,397         $ (677)
=====================================================================================================================
Basic net income (loss) per share based upon basic
  weighted average shares                                       $ 0.03           $(0.17)      $ 1.50         $(0.13)
---------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share based upon
  diluted weighted average shares                               $ 0.03           $(0.17)      $ 1.49         $(0.13)
---------------------------------------------------------------------------------------------------------------------
Basic weighted average shares outstanding                    5,582,259        5,104,467    5,608,898      5,104,467
---------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                  5,608,529        5,104,467    5,618,895      5,305,752
=====================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                           (unaudited, in thousands)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
CASH PROVIDED BY (USED FOR):                                                           2000               1999
---------------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income (loss)                                                                 $8,397           $   (677)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                                   80                164
         Gain from sale of assets                                                    (9,675)            (1,175)
         Equity in net loss of affiliates                                               726                859
         Changes in operating assets and liabilities:
            Accounts receivable                                                         259                (51)
            Inventories                                                                (266)               157
            Other current assets                                                       (105)               539
            Accounts payable                                                            (32)              (365)
            Accrued expenses and other current liabilities                              (10)               418
---------------------------------------------------------------------------------------------------------------------
Cash used for continuing operations                                                    (626)              (131)
=====================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                 10,150              1,320
   Purchase of investment securities                                                     --               (510)
   Acquisitions of long-term investments                                             (3,154)              (418)
   Increase in minority interest                                                          7                  7
   Advances under notes receivable, net                                              (2,135)               (88)
   Dispositions of property and equipment, net                                           13                135
---------------------------------------------------------------------------------------------------------------------
Cash provided by  investing activities                                                4,881                446
=====================================================================================================================

FINANCING ACTIVITIES:
   Net repayments under short-term borrowing arrangements                              (600)               (63)
   Payment of dividend to stockholders                                               (2,956)                --
   Purchase and retirement of stock                                                      46                 --
   Foreign currency translation adjustment                                               --                 94
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                     (3,510)                31
---------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                    745                346
Cash at beginning of period                                                             737                461
---------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                $1,482             $  807
=====================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and 1999. The interim results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 1999, as filed in our annual report on Form 10-K.

3. Comprehensive Income - In accordance with Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)

                                                                     Three Months Ended       Nine Months Ended
                                                                           Sept. 30                 Sept. 30
     ------------------------------------------------------------------------------------------------------------
                                                                       2000         1999        2000        1999
     ------------------------------------------------------------------------------------------------------------
     Net income (loss)                                               $  145        $(873)     $8,397      $ (677)
     Other comprehensive income (loss):
        Foreign currency translation adjustments                         --           --          --         197
        Unrealized gain (loss) in available-for-sale securities       1,006          407        (898)      1,029
     ------------------------------------------------------------------------------------------------------------
     Comprehensive income (loss)                                     $1,151        $(466)     $7,499      $  549
     ============================================================================================================

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

5. Sale of Partial Holdings in S1 Corporation - In the first and third quarters of 2000, we sold a total of 4,000 shares of common stock of S1 Corporation [NASDAQ: SONE] for a total of $252,000 cash, recognizing a gain of $233,000. We retain ownership of 6,000 shares of SONE stock. The SONE stock was received as consideration for our shares of stock in VerticalOne Corporation upon the merger of VerticalOne and SONE in the fourth quarter of 1999.

6. Daw Technologies, Inc. Common Stock - During the quarter ended June 30, 2000, the Company received a total of 645,462 shares of common stock of Daw Technologies, Inc., [NASDAQ: DAWK], a company that had acquired the assets of our Intelligent Enclosures operation in April 1998. Under the terms of the acquisition agreement, the purchase price was to be paid in common stock of Daw based on a formula related to the trading price of DAWK common stock in April 2000. Consequently, the $1.3 million guaranteed purchase price which had been carried in prior periods on our balance sheet as an "other asset" is treated as a marketable security at September 30, 2000 in accordance with Statement of Financial Accounting Standards No. 115 as explained in Note 1 to the consolidated financial statements for the fiscal year ended December 31, 1999, as filed in our annual report on Form 10-K.

7. Sale of Partial Holdings in Primus Knowledge Solutions, Inc. - In the three months ended September 30, 2000, we sold 50,000 shares of common stock of Primus Knowledge Solutions [NASDAQ: PKSI] for a total of $1,177,000 cash, recognizing a gain of $800,000. At September 30, 2000 we retain ownership of 16,431 shares of PKSI stock. The stock in PKSI was received as consideration for our shares of stock in 2Order.com upon the merger of 2Order.com and PKSI in the first quarter of 2000.

8. Acquisition of MiracleWorker.com - During the third quarter ended September 30, 2000, MiracleWorkers.com, an early stage company in which we hold a minority position, was acquired by HeadHunter.NET [NASDAQ:HHNT]. We received 90,228 shares of HeadHunter.NET common stock in exchange for our interest in MiracleWorkers.com. The shares are restricted for one year.

9. Initial Public Offering of Atherogenics, Inc. - In August 2000, Atherogenics, Inc., a company in which we own 246,500 shares of common stock, completed its initial public offering [NASDAQ: AGIX]. Accordingly, on the balance sheet at September 30, 2000, we account for this asset as a marketable security in accordance with Statement of Financial Accounting Standards No. 115.

10. Subsequent Event: Sale of Certain Assets of PsyCare America LLC - Effective November 1, 2000, our PsyCare America subsidiary sold certain assets, including intellectual property and program contracts and licenses, to iExalt, Inc. [OTC:IXLT]. The purchase price for the assets was paid in common stock of IXLT, with the initial payment being 200,000 shares subject to adjustment on November 1, 2002. On that date, IXLT shall issue to PsyCare additional shares of stock, if necessary, so that the market value of the shares paid for the assets shall be $1 million on that date. PsyCare retained other assets such as cash and accounts receivable. PsyCare ceased its ongoing operations as of November 1, 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary - Our consolidated operating subsidiaries in 2000 are ChemFree, QS Technologies and PsyCare America. In the first quarter of 1999, we also consolidated the results of our InterQuad subsidiary prior to its sale in February 1999. Part of the difference in consolidated operating results between the first nine months of last year and this year is a result of not including the InterQuad operation and its financial losses in the results for 2000.

During the nine month period ended September 30, 2000, our losses from operations reflect principally the corporate overhead expenses. We recognized a significant return on the sale of part of our investment in Risk Laboratories in March 2000, which contributed significantly to net income of $8.4 million for the nine months of 2000 compared to a loss of $677,000 for the same period in 1999.

As a result of the transaction explained in note 10 to these financial statements, results of operations for future periods will not include revenue and expenses related to the PsyCare operation after November 1, 2000.

Sales - We generate revenue from operations of our consolidated subsidiaries in two industry segments: technology-related products and services, and health care services. For the three month period ended September 30, 2000, net sales were $1,630,000, a decline of ten percent compared to the third quarter in 1999. Revenue declined in the third quarter this year compared to last year at the PsyCare subsidiary due to a reduction in the number of programs operated and revenue per program. The decline in revenue at the PsyCare operations was offset in part by revenue increases at the ChemFree subsidiary. For the nine months ended September 30, 2000, revenue was $5.6 million, a decline of 15 percent compared to the same period last year. The major factors contributing to lower revenue for the nine month period are the sale of the InterQuad subsidiary, which had contributed revenue of $581,000 in the same period in 1999, and the lower revenue levels at the PsyCare subsidiary.

Cost of sales - Cost of sales as a percentage of revenue was 39 percent in the three month periods ended September 30, 1999 and 2000. For the year to date period, cost of sales was 41 percent in 2000 compared to 48 percent in the same period last year. The improvement reflects mainly the sale of the InterQuad subsidiary which had a relatively high cost of sales compared to the ongoing operating subsidiaries as well as improved margins at the ChemFree and QS Technologies subsidiaries.

Operating Expenses - Marketing expenses increased in absolute dollars in the three month period ended September 30, 2000 as compared to the same period last year but declined in absolute dollars for the year-to-date period this year as compared to the same period last year. During the three month period, the increase is attributable to higher expenditures at the ChemFree operations to support higher revenue levels whereas for the nine month period, most of the period-to-period decline is due to the sale of InterQuad and the elimination of its related expenses in the 2000 financials. General and administrative expenses were approximately the same in the third quarter and nine month periods for 2000 as compared to the respective periods last year. Included in the nine month expenses for 2000 is a non-recurring bonus expense of $150,000 recorded in the first quarter this year related to the successful completion of the Risk transaction that was offset by the elimination of general and administrative expenses associated with the InterQuad operation last year. Research and development expense increased in the three and nine month periods of 2000 compared to the same periods in 1999 at both the QS Technologies and ChemFree subsidiaries to support more new product development.

Interest Income - We had net interest income of $55,000 and $141,000 in the third quarter and year-to-date periods, respectively, in 2000. This compares with net interest expense of $3,000 and $71,000, respectively, for the same periods in 1999. During the three and nine month periods this year, we had a lower level of notes payable outstanding and we earned interest on higher cash levels and notes receivable, compared to the same periods in 1999.

Investment Income - For the third quarter of 2000, we recorded investment income of $579,000 compared to an investment loss of $815,000 in the same period last year. For the current quarter, investment income includes gains totaling $826,000 related to the sale of shares of Primus and SI stock (refer to Notes 5 and 7) as well as $247,000 representing our pro rata share of net losses of our affiliate companies that are recorded under the equity method. Last year, $556,000 of the investment loss was related to our pro rata shares of net losses of affiliates accounted for by the equity method. For the year to date periods in 2000, we recorded investment income of $8,948,000 compared to income of $57,000 for the nine months ended September 30, 1999. Included in the nine month figures for 2000 is a gain of $8,622,000 on the partial sale of our ownership interest in Risk Laboratories LLC (refer to Note 4). In addition, we realized gains totaling $1,033,000 related to the sales of shares of Primus and SI stock as well as some other immaterial miscellaneous income. Offset against these gains were $692,000 in net losses in equity of affiliate companies accounted for by the equity method. By comparison, in the first nine months of 1999, we realized net gains totaling $916,000 on sales of investments in three software companies and $859,000 in net losses in equity of investments accounted for by the equity method.

Taxes - In the third quarter and year-to-date periods of 2000, we provide for a total of $213,000 in income taxes payable that relate to gains on the Risk transaction (most of the gains were offset by tax loss carryforwards) and income from operations at the QS Technologies subsidiary.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

Common Shares - In the first nine months of 2000, three officers of the company exercised options to acquire a total of 570,000 shares of common stock and turned in to the company a total of 101,769 shares of common stock in partial payment of the exercise price. The company also initiated a stock repurchase program in September 2000. Thus the average number of diluted shares outstanding during the three and nine month periods ended September 30, 2000 were 5,608,529 and 5,618,895, respectively, representing a ten percent increase over the comparable periods in 1999.

FINANCIAL CONDITION

In the first nine months of 2000, our principal sources of cash were $8,701,000, net of sales expenses, from the sale of 2,310,000 equity units of Risk Laboratories, $252,000 from the sale of 4,000 shares of S1 Corporation, and $1,177,000 from the sale of 50,000 shares of PKSI stock. Our main uses of cash were $2,956,000 to pay a $0.52 per share dividend to shareholders in April 2000; a total of $3,154,000, net, for new and follow-on investments in early stage technology companies, including MiracleWorker.com, ThinkWorks, RF Solutions, Medizeus, Screen4me, UtilConnect, Ardext Technologies, Nutec Sciences and NKD Enterprises; $2,135,000, net, in loans to investee companies, the largest of which is a short term demand note of $2.0 million to PaySys International, Inc.; and $46,000 for the repurchase of our common stock.

Inventory increased by $265,000 at the ChemFree subsidiary to support higher sales levels of both domestic and international shipments. Other current assets increased at September 30, 2000 compared to December 31, 1999, in part due to $71,000 in notes from officers of the company that were issued in partial payment of the exercise price of stock options exercised by the officers in January 2000. Long-term investments increased at September 30, 2000 compared to December 31, 1999 mainly as a result of net new investments totaling $3,154,000 in early stage technology companies. At September 30, 2000, unrealized gains totaling $1,076,000 in the shares of SONE, PKSI, DAWK, HHNT and AGIX are reflected as a separate category of shareholders' equity on the balance sheet. The value of these holdings at September 30, 2000 is lower than the value at June 30, 2000 due to the partial sale of our holdings in PKSI during the quarter and a general decline in the trading prices of the securities.

In September 2000, we negotiated an increase in our bank line of credit to $2.0 million. We have no borrowings under the line as of September 30, 2000. We believe we have adequate cash and access to capital to support our operations and plans for the foreseeable future.

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

                            INTELLIGENT SYSTEMS CORPORATION
                            Registrant

Date:  November 14, 2000    By:  /s/  J. LELAND STRANGE
                               -------------------------------------------------
                                     J. Leland Strange
                                     Chief Executive Officer, President


Date:  November 14, 2000    By:  /s/  BONNIE L. HERRON
                               -------------------------------------------------
                                     Bonnie L. Herron
                                     Chief Financial Officer, Vice President