Form 10-K405
period 2000-12-31
INTELLIGENT SYSTEMS CORP
filed 2001-04-02
CIK 320340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of March 15, 2001, 5,623,784 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $14,263,000 (computed using the closing price of the Common Stock on March 15, 2001 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001, are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
PART I
     Item   1.    Business........................................................................................3
            2.    Properties......................................................................................7
            3.    Legal proceedings...............................................................................7
            4.    Submission of matters to a vote of security holders.............................................7

PART II

            5.    Market for the registrant's common equity and related stockholder matters.......................7
            6.    Selected financial data.........................................................................8
            7.    Management's discussion and analysis of financial condition and results of operations...........8
            7A.   Quantitative and qualitative disclosures about market risk.....................................11
            8.    Financial statements and supplementary data....................................................11
            9.    Changes in and disagreements with accountants on accounting and financial disclosure...........11

PART III

           10.    Directors and executive officers of the registrant.............................................11
           11.    Executive compensation.........................................................................12
           12.    Security ownership of certain beneficial owners and management.................................12
           13.    Certain relationships and related transactions.................................................12

PART IV

           14.    Exhibits, financial statement schedules and reports on Form 8-K................................12
     Signatures   ...............................................................................................15

                                     PART I

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation
        (ISC). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as "anticipate", "believe", "plan", "estimate", "expect", and "intend", and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, performance and financial condition of affiliate companies, and general economic conditions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

ITEM 1. BUSINESS

OVERVIEW

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

Since the early 1980's, we have conducted our operations principally through majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Frequent acquisitions of or investment in promising early stage companies in the technology and healthcare industries have long been components of our overall strategy. Since most of our companies are early or growth stage businesses, from time to time they may require funding, in excess of what we can provide, from third parties or the public markets to support their business plan. They may seek to be acquired or to merge with another company in response to various market conditions or if circumstances indicate that operating as a stand-alone company is not in the their best interest. As a result, our ownership position frequently changes from time to time. Moreover, in the past several years, we have sold or discontinued several subsidiaries - InterQuad Services, Intelligent Enclosures, PsyCare America and HumanSoft - generally in response to what we believe to be unfavorable industry trends or prospects as stand-alone companies. We anticipate that generally lower valuations for early stage companies and our increased liquidity (based on a pending transaction discussed in Note 19 to the Consolidated Financial Statements) will allow us to return to our historical practice by increasing the number of companies we control and day-to-day management of their operations.

Our main focus is to help entrepreneurs build valuable companies by providing operational and strategic management, practical business advice, early stage equity capital, a network of business contacts and, in some cases, a proven incubator program. Depending upon the needs of the partner company, we will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. Most of our partner companies are involved in the information technology industry (business to business, e-commerce, software) although we are involved in other promising industries as well (biotechnology, wireless, etc.).


                         INTELLIGENT SYSTEMS CORPORATION

FINANCIAL REPORTING.

We consolidate the results of operations of our partner companies in which we own a majority interest. We account for investments in affiliate companies in which we own 20 to 50 percent by the equity method. In general, under the equity method, we include our pro rata share of the income or loss generated by each of these businesses as investment income (loss) on a quarterly basis. These equity losses and income decrease or increase, respectively, our cost basis of the investment. However, if there is no commitment for ISC to provide additional funding to the company, to the extent losses exceed our cost, we do not record a value below zero. Because of this equity method accounting treatment, some of our affiliate companies, such as PaySys International, are recorded at zero on our balance sheet but, we believe their estimated market value is substantially higher. Privately owned partner companies in which we own less than 20 percent of the equity are carried at the lower of cost or market. We do not mark up the value of privately-owned businesses even when they raise money at higher valuations. We are often actively engaged in managing strategic and operational issues with our non-consolidated companies and devote significant resources to the development of the business.

CONSOLIDATED COMPANIES

During 2000, our consolidated companies included ChemFree Corporation, QS Technologies and PsyCare America. They operate in two industry segments: technology related products and services, and health care services. Effective November 2000, we sold the principal operating assets of PsyCare in response to continuing unfavorable market conditions in the managed health care environment. Therefore, we will operate only in the technology industry in 2001. Our companies are relatively small in size and are subject to greater fluctuation in revenue and profitability than larger, more established businesses. For ease of comprehension, the business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries, organized by industry sector and by company. For further information concerning our historical domestic and foreign operations, see Notes 14 and 16 in the accompanying Notes to the Consolidated Financial Statements.

INDUSTRY SEGMENT: TECHNOLOGY RELATED PRODUCTS AND SERVICES

CHEMFREE CORPORATION - ChemFree Corporation (ChemFree), an incubator company since its inception, designs, manufactures and markets a line of parts washers under the SmartWasher(TM) trademark. SmartWashers use an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. SmartWashers consist of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous based degreasing solutions. Unlike traditional solvent based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.

ChemFree's markets include the automotive, transportation, industrial and military markets. The automotive market includes companies with fleets of vehicles to maintain; automobile manufacturers with extensive service networks such as Chrysler, GM and BMW; and individual and chains of auto repair shops and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as in the textile industry. Military applications include vehicle service depots in all branches of the military. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe and the Pacific Rim. ChemFree also sells in competitive bid situations and under a GSA schedule to government agencies. The ChemFree business is not seasonal and would not be impacted significantly by the loss of one customer.

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


                         INTELLIGENT SYSTEMS CORPORATION

QS TECHNOLOGIES - QS Technologies operates from its Greenville, South Carolina location, providing public health management software products, maintenance and support services to its installed customer base as well as new customers. QS Technologies' products allow public health agencies to capture, analyze and manage client information such as immunization, maternal health, and birth and death records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. The market is fragmented and limited in size. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. Typically, QS Technologies provides its customers with service and support under annual contracts. Sales are typically made in response to competitive bids and may take six to twelve months to complete. QS Technologies is engaged in new product development (including a web-based initiative) and sales activities to expand its customer base and generate future revenue.

INDUSTRY SEGMENT: HEALTH CARE SERVICES

Until it ceased operations in November 2000, PsyCare provided specialty treatment programs for individuals with psychiatric and psychological disorders, including depression and substance abuse. The programs were conducted under PsyCare's Rapha(R) trademark and directed toward individuals who prefer a treatment approach that integrates their physical and psychological needs with their Christian beliefs. The market for PsyCare's treatment programs included adults and adolescents suffering from illnesses such as depression, addiction and behavioral disorders.

Traditionally, PsyCare's programs have been in-patient hospital programs although some individual and group counseling services were marketed and conducted via the Internet and telephone. Historically hospitals in mid to large size metropolitan areas contracted with PsyCare to conduct a Rapha treatment program in the hospital. In 1999, PsyCare implemented a licensing program which allowed hospitals to license the Rapha program for a monthly fee and implement the program using the hospital's existing medical and therapy staff.

The number of hospital-based programs declined in the past three years for a number of reasons. The average length of stay for in-hospital treatment declined dramatically and managed care payors reimbursed treatment providers and hospitals at much lower rates. Furthermore, managed care placed increased emphasis on drug-based treatment programs, with little or no hospital stay. Given these trends, PsyCare reduced overhead costs and explored alternative business models. Although it was successful in maintaining profitability in 1999 and 1998, the market outlook did not improve in 2000 and in November 2000 we determined that the best alternative to avoid losses in the future was to sell the operating assets and close the operations.

INCUBATOR PROGRAM

For more than ten years, we have operated the Intelligent Systems Incubator at our corporate facility in the suburbs of Atlanta, Georgia. We believe our incubator program is one of the longest running and largest self-funded incubator programs in the United States. Our incubator companies, in exchange for a monthly facility fee, have access to resources such as office space, conference facilities, telecommunication and network infrastructure, education programs, business advice and planning, a network of professional services, and financial capital. Depending upon the experience and needs of the founding entrepreneur, incubator companies will choose to use some or all of the available resources. The incubator staff takes care of time-consuming infrastructure issues so the entrepreneur can focus on driving business development. The Intelligent Systems Incubator provides us with the opportunity for day-to-day involvement with emerging companies that may become partnership companies, either as majority-owned subsidiaries or minority-owned affiliates. Income from incubator companies also reduces our total facility and personnel costs. In 1999, ChemFree Corporation, an incubator company and majority owned company, was named Incubator Company of the Year (Manufacturing category) by the National Business Incubation Association.

We are equity partners in some but not all of the companies in our incubator program. Because we have a large incubator facility, we can offer the benefits of the incubator program to non-affiliate companies. Conversely, many of our subsidiary and minority owned partner companies are not physically located in our incubator. In attracting companies to our incubator program, we compete with other sources of business assistance, facilities and financial capital that may be available to the entrepreneur. These sources include other incubator programs as well as angel and venture capital investors, corporate partner relationships and merger/sale opportunities.


                         INTELLIGENT SYSTEMS CORPORATION

AFFILIATED PARTNER COMPANIES

An important part of our business is to seek out and form relationships with companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired or invested in such companies and expect to continue to do so as a regular part of our strategy. When we become involved, most of these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Some examples of our involvement are as follows:

- A significant equity position in PaySys International, Inc. (PaySys), a leading software company involved in providing software systems for processing credit transactions. At December 31, 2000, we owned a 33 percent common stock interest in PaySys (which is approximately 27.8 percent on a fully diluted basis). Revenue at PaySys was $40.5 million in 2000. PaySys spent significant amounts on new product development during recent years to increase its technological leadership. In recent years, our ownership in PaySys declined as PaySys raised capital from Oak Partners, GE Capital and Advent, all large venture capital firms, to support significant new product development programs. Our investment in PaySys is recorded at zero on our balance sheet as a result of the equity method of accounting. Refer to Note 19 to the Consolidated Financial Statements for details relating to the pending sale of PaySys.

- A 40 percent equity position in VISaer, Inc., a privately held company (formerly Visibility, Inc.) that was historically involved in engineer-to-order software. The downturn in the ERP industry in 1999 had a negative impact on sales growth and profitability. Consequently in 2000, VISaer sold off its historical business line to concentrate on a new software product line addressing the global aircraft maintenance, repair and overhaul market. We expect to continue to actively support VISaer in 2001. Refer to Note 4 to the Consolidated Financial Statements.

- An 18 percent interest in Cirronet Inc. (formerly Digital Wireless Corporation), a privately held and former incubator company involved in wireless telecommunications products for industrial and commercial markets as well as residential and small business wireless Internet markets. Refer to Note 4 to the Consolidated Financial Statements.

- A minority equity position in Novient, a privately held company involved in web-based resource and revenue management solutions for the professional services market. Novient's growth as a leader in its industry has been supported by recent funding from venture capital firms including Hummer Winblad, Mellon Ventures and Noro-Moseley.

- A minority ownership in Atherogenics, a pharmaceutical company involved in novel drugs which address inflammatory diseases such as cardiovascular disease and asthma. Atherogenics completed its initial public offering in August 2000. We were part of the original investor group of Georgia-based institutions supporting the company's efforts to commercialize technology developed at Emory University.

- The largest non-founder shareholder in Medizeus, a start-up company that provides artificial intelligence and reporting tools for radiologists focused initially on the mammography market. Medizeus' technology was originally developed by its founders based on their research at Georgia Tech.

- In March 2000, we sold most of our ownership position in Risk Laboratories, a software company involved in risk management software, resulting in a gain of $8.6 million on the transaction. We retained a seven percent equity position in the former affiliate company after the sale.

- A minority position in RF Solutions, Inc., a start-up company that is developing proprietary radio frequency integrated chips used in broadband wireless products. The development stage company is building on the founding team's world-renowned research at Georgia Tech to develop commercial products.

- An interest in CoreXpand, an early-stage software company with an e-commerce application for promotional and incentive product distributors. CoreXpand is part of the Intelligent Systems Incubator program.


                         INTELLIGENT SYSTEMS CORPORATION

PATENTS, TRADEMARKS AND TRADE SECRETS

The ChemFree subsidiary has several patents (both issued and pending) covering certain aspects of its products and processes. It may be possible for competitors to duplicate certain aspects of these products and processes even though we regard such aspects as proprietary. We have registered with the US Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trademark and copyright protection program is important in developing and maintaining brand recognition and protecting its intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher, OzzyJuice and others.

PERSONNEL

As of February 28, 2001, we had 51 full-time equivalent employees in our majority-owned companies. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

ITEM 2. PROPERTIES

At February 28, 2001, we have leases covering approximately 137,500 square feet in Atlanta, GA and 6,100 square feet in Greenville, SC to house our manufacturing, sales, service and administration operations. We believe our leased facilities are adequate for our existing and foreseeable business operations. A portion of the Atlanta corporate facility is subleased to businesses in our technology business incubator.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock is listed and traded on The American Stock Exchange ("AMEX") under the symbol "INS". The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

YEAR ENDED DECEMBER 31,                  2000                    1999
                                  HIGH        LOW          HIGH       LOW
----------------------------------------------------------------------------
         1ST QUARTER              14 1/2      3 5/8        2 5/8      1 9/16
         2ND QUARTER              10 1/4      3 1/2        3 5/8      2
         3RD QUARTER               6 1/4      3 3/4        3 5/8      2 3/8
         4TH QUARTER               6          2 7/8        4 1/4      2 1/16

We had 422 shareholders of record as of February 28, 2001. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. We paid a special cash dividend of $0.52 per common share on April 20, 2000. The company may pay cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to do so in the future.


                         INTELLIGENT SYSTEMS CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

 (in thousands except share amounts)


TWELVE MONTHS ENDED DECEMBER 31,            2000               1999                1998                1997               1996
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                $    7,027        $     8,479         $    18,253         $    21,160         $   23,678
Net Income (Loss)                             8,215(a)             249(b)           (1,548)(c)          (7,176)(d)          4,239(e)
Net Income (Loss) Per Share (Basic)            1.47               0.05                (.30)              (1.41)              0.80
Total Assets                                 18,057             13,658              17,099              19,091             24,927
Working Capital                               3,294                (48)             (1,827)             (1,068)             8,554
Long-term Debt                                   --                363                 900               1,000                 --
Stockholders' Equity                         14,674             10,209               9,641              11,396             21,630
Cash Dividends Paid Per Common Share     $     0.52                 --                  --                  --                 --
Shares Outstanding at Year End            5,623,784          5,114,467           5,104,467           5,104,467          5,126,767

a. Includes investment gains of $9.6 million and $771,000 in net losses in equity of affiliates.

b. Includes investment gains of $2.2 million and $948,000 in net losses in equity of affiliates.

c. Includes $944,000 charge for purchased in-process R&D, $955,000 charge to discontinue product lines, $5.2 million gain on investments and $593,000 income in equity of investments.

d. Includes $953,000 charge for purchased in-process R&D, $2.6 million gain on investments, $3.0 million write-off of note receivable and $2.3 million loss in equity of investments.

e. Includes net gains of $6.9 million on investments and non-recurring charges of $1.25 million.

Please refer to Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations for a discussion of material acquisitions or dispositions that may affect the comparability of this financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation
        (ISC). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as "anticipate", "believe", "plan", "estimate", "expect", and "intend", and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, performance and financial condition of affiliate companies, and general economic conditions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

RESULTS OF OPERATIONS

SUMMARY OF RESULTS - Our consolidated subsidiaries during 2000 are ChemFree Corporation (bio-remediating parts washers), QS Technologies (health and human services software) and PsyCare America (specialty psychiatric treatment programs). The net loss from operations in 2000 was $177,000 greater than the operating loss in 1999, mainly due to losses incurred at the PsyCare America subsidiary prior to closing its operations in the fourth quarter of 2000. Net profit in 2000 was $8,215,000 compared to $249,000 in 1999 mainly reflecting a gain of $8,622,000 from the first quarter 2000 sale of most of our ownership of Risk Laboratories. The net loss from operations in 1999 was significantly lower than in 1998 principally


                         INTELLIGENT SYSTEMS CORPORATION
because we sold or discontinued the HumanSoft and InterQuad businesses, which had sustained large losses in 1998. Operating losses in 1999 are principally corporate overhead and expenses related to the technology incubator program.

In the past several years, a significant portion of our income has been derived from sales of holdings in affiliate and other minority-owned companies. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results.

SALES - Net sales in 2000 were $7,027,000, a decline of 17 percent compared to 1999. The majority of the decline is due to lower revenue at the PsyCare operation, reflecting fewer hospital-based treatment programs and the sale of PsyCare operating assets in November 2000. In addition, year-to-year revenue is down because the InterQuad operation had contributed revenue in 1999 but not in 2000 because the subsidiary was sold in 1999. QS Technologies revenue was essentially flat year-to-year while ChemFree's sales in both domestic and international markets grew slightly in 2000 compared to the prior year. Going forward, we will no longer recognize revenue from the PsyCare subsidiary because we sold its principal operating assets in November 2000 due to continuing unfavorable market conditions.

Net sales in 1999 were $8,479,000, a decline of 54 percent compared to 1998. Almost 80 percent of the decrease is related to the sale of the InterQuad Services business in early 1999 and the discontinuation of certain HumanSoft operations. The QS Technologies subsidiary of HumanSoft continues to generate license and maintenance revenue from software products and services. ChemFree experienced an increase in revenue while PsyCare's revenue declined as the firm closed certain hospital programs and moved to a licensing arrangement with more of its programs. Under the licensing arrangement, although revenue declined, expenses associated with the programs also declined proportionately.

Health care services revenues represent 13 percent, 21 percent and 23 percent of total revenues for 2000, 1999, and 1998, respectively. The decline in the contribution of the health care services sector is due to fewer inpatient programs, lower reimbursement rates, a shift to licensing arrangements instead of fixed fee contracts and, finally, the sale of the PsyCare operating assets in November 2000. Revenue derived from international sales was 11 percent in 2000 compared to 16 percent in 1999 and 39 percent in 1998. The decrease in 2000 and 1999 is a direct result of the sale of the InterQuad Services group, the revenue of which was all international.

COST OF SALES - In 2000, cost of sales was 42 percent of revenue compared to 47 percent of revenue in 1999. Each of the subsidiaries lowered their cost of sales as a percent of revenue in the current period, with the largest increase at the QS Technologies subsidiary principally due to lower personnel costs. ChemFree's cost of sales, as a percent of revenue was slightly lower year-to-year due to reduced material costs.

In 1999, cost of sales was 47 percent of revenue compared to 68 percent in 1998. The change is due to the fact that both InterQuad Services and the discontinued HumanSoft operations had much higher cost of sales in 1998 than do the continuing operations in 1999. Cost of sales as a percent of revenue for the continuing operations was not significantly different in 1999 compared to 1998.

OPERATING EXPENSES - In 2000, marketing expenses were down eight percent compared to the prior year, mainly because the prior year amounts included marketing expenses at InterQuad services for the first part of the year. ChemFree increased marketing expenses during 2000 to generate and support higher revenue levels. We anticipate that marketing expenses at both ChemFree and QS Technologies will increase moderately next year to generate new and repeat customer sales. General and administrative expenses were lower by almost $300,000 in 2000 compared to 1999 but represent a higher percent of annual revenue. PsyCare reduced G&A expenses in 2000 through payroll and facility expense reductions. ChemFree's legal expenses were higher in 2000 than in 1999 for legal expenses related to protecting intellectual property assets. Corporate expenses were higher in 2000 compared to 1999 due to $175,000 in bonuses related to the successful sale of Risk Laboratories as well as non-recurring expenditures to revise the company's website and other corporate communications activities. Research and development expenses at both ChemFree and QS Technologies increased in 2000 as compared to 1999 to support development of new and enhanced product offerings at the respective subsidiaries and we anticipate continuing these efforts in the future at similar levels.


                         INTELLIGENT SYSTEMS CORPORATION

In 1999, marketing expenses declined in both absolute terms and as a percentage of revenue compared to 1998. Much of the year-to-year change is attributed to the sale of the InterQuad Services group in early 1999 and the discontinuation of HumanSoft operations in 1998. In addition, PsyCare decreased its marketing expenses in line with lower revenue from hospital based programs. General and administrative expenses were $3,469,000 compared to $7,346,000 in 1998. Almost 70 percent of the year-to-year change is due to the sale of InterQuad Services and the downsizing of the HumanSoft operation. Included in the 1999 results are non-recurring administrative and legal expenses totaling $156,000 related to the HumanSoft bankruptcy case. In addition, in 1999 PsyCare reduced its facility and personnel expenses and ISC's corporate expenses were lower as well, mainly due to lower personnel expenses. Research and development expense declined in 1999 compared to 1998 principally because of the downsizing of the HumanSoft operation.

INTEREST INCOME - In 2000, we generated net interest income of $434,000 compared to net interest expense of $88,000 and $290,000 in 1999 and 1998, respectively. In 2000, we earned interest on substantially higher levels of cash during the first half of the year and also earned interest on a higher level of notes receivable at higher rates of interest in 2000, as compared to 1999. In 1999, interest expense associated with InterQuad Services was lower than in 1998 and the domestic operations paid less interest on notes payable to third parties because there was a lower level of debt in 1999 as compared to 1998.

INVESTMENT INCOME AND EQUITY EARNINGS (LOSSES) OF AFFILIATES - In 2000, investment income related to affiliated companies was the major source of company profits. For 2000, we recorded a gain of $8.6 million on the sale of our ownership in Risk Laboratories as well as investment gains totaling $1.0 million related to sales of shares of common stock of Primus and SI. Offset against these gains were $771,000 in net losses in equity of affiliates accounted for by the equity method, principally related to VISaer, Inc. (formerly Visibility, Inc.). Refer to Note 3 for details on the sale transactions mentioned in this section.

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

TAXES - We incurred income tax expense totaling $203,000 in 2000 relating to operating income at the QS Technologies subsidiary and a small amount of investment income related to the Risk Laboratories sale that could not be sheltered by tax loss carryforwards. We had no income tax expense in 1999 because investment gains were offset by capital loss carryforwards. We recognized a tax benefit in 1998 due to a net operating loss carryback at the JK, Inc. subsidiary.

COMMON SHARES - In 2000, executive officers exercised options to acquire a total of 701,972 shares of common stock and turned in to the company a total of 101,769 shares of common stock in partial payment of the exercise price. The company also repurchased and retired 24,900 shares during 2000 pursuant to an ongoing stock repurchase plan announced in August 2000. As a result, 5,623,784 shares were outstanding at December 31, 2000 and weighted average basic shares outstanding in 2000 increased to 5,606,715 compared to 5,106,134 in 1999. In 1999, the exercise of a stock option to acquire 10,000 shares increased the number of shares outstanding at December 31, 1999 to 5,114,467.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000, our principal sources of cash were $8.7 million, net of sales expenses, from the sale of our equity interest in Risk Laboratories, $296,000 from the sale of 9,515 shares of S1 Corporation and $1.3 million from the sale of 66,431 shares of Primus stock. We also borrowed $1.5 million on our bank line of credit to fund a short-term loan to PaySys. During 2000, our principal uses of cash were $3.0 million to pay a $0.52 per share cash dividend to shareholders


                         INTELLIGENT SYSTEMS CORPORATION
in April 2000; a total of $3.6 million for new and follow-on investments in early stage technology partner companies; a total of $3.8 million net, in loans to investee companies; and $112,000 to repurchase 24,900 shares of our common stock.

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

Notes and interest receivable increased at December 31, 2000 compared to the prior year end primarily due to loans to affiliate companies. The balances at December 31, 2000 include $3.5 million related to short-term bridge loans to PaySys and $285,000 and $300,000 related to short-term and long-term loans, respectively, to VISaer, Inc. Long-term investments increased year-to-year as a result of new investments in early stage technology companies totaling $1.9 million, offset by sales of some investments made in earlier periods, as described more fully in Note 3 to the Consolidated Financial Statements.

We believe we have adequate funding for anticipated cash needs for the foreseeable future. At December 31, 2000, we have approximately $500,000 available under a bank line of credit. In January 2001, we completed a transaction that netted $450,000 cash from the sale of part of our holdings in Risk Laboratories. We also have the right to require the purchaser to acquire approximately one half of our remaining ownership in Risk Laboratories for $1.0 million with 30 days notice. Other sources of near-term liquidity include our holdings in "available-for-sale" securities, which have a market value at December 31, 2000 of $2.3 million. Subsequent to year-end 2000, we entered into an agreement to sell our common stock interest in PaySys to First Data Corporation. At the close of the transaction, we expect to receive $17.0 to $19.0 million cash in consideration of the sale of our shares and $3.5 million cash, plus interest, representing payment of the outstanding principal due us on the $3.5 million bridge loans. Refer to Note 19 for details regarding the PaySys and Risk sale transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent public accountant of the company has resigned, indicated any intent to resign or been dismissed as the independent public accountant of the company during the two years ended December 31, 2000 or at any time afterward.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Nominees" and "Proposal 1 - The Election of Directors - Executive Officers" in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2001 for information about those individuals nominated as directors and about the executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement mentioned above. This information is incorporated into this Item 10 by reference.


                         INTELLIGENT SYSTEMS CORPORATION

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Please refer to the subsection entitled "Certain Transactions" in the Proxy Statement referred to in Item 10 for information about certain related party transactions. This information is incorporated into this Item 13 by reference.

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

        Report of Independent Public Accountants
        Consolidated Balance Sheets at December 31, 2000 and 1999
        Consolidated Statements of Operations for the three years ended
            December 31, 2000
        Consolidated Statements of Changes in Stockholders' Equity and
            Comprehensive Income for the three years ended December 31, 2000 Consolidated Statements of Cash Flow for the three years ended December
            31, 2000 Notes to Consolidated Financial Statements

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

        Schedule II - Valuation and Qualifying Accounts and Reserves
        Report of Independent Auditors for PaySys International, Inc. Consolidated Balance Sheets of PaySys at December 31, 2000 and 1999 Consolidated Statements of Operations of PaySys for the three years ended December 31, 2000
        Consolidated Statements of Changes in Stockholders' Equity of PaySys for the three years ended December 31, 2000

        Consolidated Statements of Cash Flow of PaySys for the three years ended
            December 31, 2000 Notes to
        Consolidated Financial Statements of PaySys


                         INTELLIGENT SYSTEMS CORPORATION

        Report of Independent Public Accountants for VISaer, Inc.
            (for 2000 statements)
        Consolidated Balance Sheet of VISaer, Inc. at December 31, 2000 Consolidated Statement of Operations of VISaer, Inc. for the year ended
            December 31, 2000
        Consolidated Statement of Comprehensive Loss of VISaer, Inc. for the
            year ended December 31, 2000
        Consolidated Statement of  Redeemable Convertible Preferred Stock and
            Stockholders' Deficit of VISaer, Inc. for the year ended
            December 31, 2000
        Consolidated Statement of Cash Flow of VISaer, Inc. for the year ended
            December 31, 2000
        Notes to Consolidated Financial Statements of VISaer, Inc.

        Report of Independent Public Accountants for Visibility, Inc. (for two
            years ended December 31, 1999)
        Consolidated Balance Sheets of Visibility at December 31, 1999 Consolidated Statements of Operations of Visibility for the two years ended December 31, 1999
        Consolidated Statements of Changes in Stockholders' Equity of Visibility
            for the two years ended December 31, 1999
        Consolidated Statements of Cash Flow of Visibility for the two years ended December 31, 1999
        Notes to Consolidated Financial Statements of Visibility

        Report of Independent Public Accountants for Cirronet, Inc.
        Balance Sheet of Cirronet, Inc. at December 31, 2000 (unaudited) and
            December 31, 1999 (audited)
        Statement of Operations of Cirronet, Inc. for the year ended December
            31, 2000 (unaudited) and the year ended December 31, 1999 (audited) Statement of Changes in Stockholders' Equity of Cirronet, Inc. for the
            year ended December 31, 2000 (unaudited) and the year ended December 31, 1999 (audited)
        Statement of Cash Flow of Cirronet, Inc. for the year ended December
            31, 2000 (unaudited) and the year ended December 31, 1999 (audited) Notes to Financial Statements of Cirronet, Inc.

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

         (d)      Non-Employee Directors Stock Option Plan.

         Item 10.3 (a) is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated July 25, 1997.

         Items 10.3 (b) and (c) are incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 1993.

         Item 10.3 (d) is filed herewith.

10.4 Revolving Loan Agreement dated July 2, 1999 between Registrant and Fidelity National Bank. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the year ended December 31, 1999.)

10.5 Stock Pledge Agreement dated July 2, 1999 between Registrant and Fidelity National Bank. (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-K for the year ended December 31, 1999.)

10.6 Second Modification to Loan Documents dated March 7, 2000 between Registrant and Fidelity National Bank. (Incorporated by reference to
         Exhibit 10.6 of the Registrant's Form 10-K for the year ended December 31, 1999.)

10.7 Third Modification to Loan Documents dated October 9, 2000 between Registrant and Fidelity National Bank.

10.8 Commercial Promissory Note dated July 2, 1999 in favor of Fidelity National Bank. (Incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the year ended December 31, 1999.)

10.9 Second Amendment to Commercial Promissory Note dated March 7, 2000 in favor of Fidelity National Bank. (Incorporated by reference to Exhibit
         10.8 of the Registrant's Form 10-K for the year ended December 31, 1999.)

10.10 Third Amendment to Commercial Promissory Note dated October 9, 2000 in favor of Fidelity National Bank.

10.11 Conditional Guaranty of Payment dated November 29, 1999 by the Registrant in favor of certain creditors of HumanSoft LLC, related to the confirmation of the Amended and Restated Plan of Reorganization of HumanSoft LLC, a wholly owned subsidiary of the Registrant. (Incorporated by reference to Exhibit 10.9 of the Registrant's Form 10-K for the year ended December 31, 1999.)

21.1     List of subsidiaries of Registrant.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Ernst and Young LLP.

23.3     Consent of Moody, Famiglietti and Andronico LLP.

(B) REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

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

                                        INTELLIGENT SYSTEMS CORPORATION
                                        Registrant

Date: March 30, 2001                    By: /s/ J. Leland Strange
                                            ------------------------------------
                                                J. Leland Strange
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                        CAPACITY                                        DATE

/s/ J. Leland Strange                            Chairman of the Board, President,               March 30, 2001
---------------------------------------          Chief Executive Officer and Director
     J. Leland Strange                           (Principal Executive Officer)

/s/ Bonnie L. Herron                             Chief Financial Officer                         March 30, 2001
---------------------------------------          (Principal Accounting and Financial Officer)
     Bonnie L. Herron

/s/ Donald A. McMahon                            Director                                        March 30, 2001
---------------------------------------
     Donald A. McMahon

/s/ James V. Napier                              Director                                        March 30, 2001
---------------------------------------
     James V. Napier

/s/ John B. Peatman                              Director                                        March 30, 2001
---------------------------------------
     John B. Peatman

/s/ Parker H. Petit                              Director                                        March 30, 2001
---------------------------------------
     Parker H. Petit


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

FINANCIAL STATEMENTS:

     Report of Independent Public Accountants......................................................................F-2
     Consolidated Balance Sheets - December 31, 2000 and 1999......................................................F-3
     Consolidated Statements of Operations -
        Three Years Ended December 31, 2000........................................................................F-4
     Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -
        Three Years Ended December 31, 2000........................................................................F-5
     Consolidated Statements of Cash Flow -
        Three Years Ended December 31, 2000........................................................................F-6
     Notes to Consolidated Financial Statements....................................................................F-7

FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

     Schedule II - Valuation and Qualifying Accounts and Reserves..................................................S-1
     Report of Independent Auditors for PaySys International, Inc..................................................S-2
        Consolidated Balance Sheets of PaySys at December 31, 2000 and 1999........................................S-3
        Consolidated Statements of Operations of PaySys for the three years ended December 31, 2000................S-4
        Consolidated Statements of Changes in Shareholders' Equity (Deficit) of PaySys
           for the three years ended December 31, 2000.............................................................S-5
        Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 2000.................S-6
        Notes to Consolidated Financial Statements of PaySys.......................................................S-7
     Report of Independent Public Accountants for VISaer, Inc. (for 2000).........................................S-32
        Consolidated Balance Sheet of VISaer, Inc. at December 31, 2000...........................................S-33
        Consolidated Statement of Operations of VISaer, Inc. for the year ended December 31, 2000.................S-34
        Consolidated Statement of Comprehensive Loss of VISaer, Inc. for the year ended December 31, 2000.........S-35
        Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit of
          VISaer, Inc. for the year ended December 31, 2000.......................................................S-36
        Consolidated Statement of Cash Flow of VISaer, Inc. for the year ended December 31, 2000..................S-37
        Notes to Consolidated Financial Statements of VISaer, Inc. for 2000.......................................S-38
     Report of Independent Public Accountants for Visibility, Inc. (for two years ended December 31, 1999)........S-48
        Consolidated Balance Sheets of Visibility at December 31, 1999............................................S-49
        Consolidated Statements of Operations of Visibility for the two years ended December 31, 1999.............S-50
        Consolidated Statements of Changes in Stockholders' Equity of Visibility for the two years ended
           December 31, 1999......................................................................................S-51
        Consolidated Statements of Cash Flow of Visibility for the two years ended December 31, 1999..............S-52
        Notes to Consolidated Financial Statements of Visibility..................................................S-53
     Report of Independent Public Accountants for Cirronet, Inc...................................................S-66
        Balance Sheet of Cirronet, Inc. at December 31, 2000 (unaudited) and December 31, 1999 (audited)..........S-67
        Statement of Operations of Cirronet, Inc. for the year ended December 31, 2000 (unaudited) and the year ended December 31, 1999 (audited).................................................................S-68
        Statement of Changes in Shareholders' Equity of Cirronet, Inc. for the year ended December 31, 2000
           (unaudited) and the year ended December 31, 1999 (audited).............................................S-69
        Statement of Cash Flow of Cirronet, Inc. for the year ended December 31, 2000 (unaudited)
           and the year ended December 31, 1999 (audited).........................................................S-70
        Notes to Financial Statements of Cirronet, Inc............................................................S-71



                         INTELLIGENT SYSTEMS CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     TO INTELLIGENT SYSTEMS CORPORATION:

     We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiary companies and operating partnerships as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of InterQuad Services Limited, which statements reflect 0 percent of both total assets and total revenues in 2000 and 0 percent of total assets and 7 percent of total revenues in 1999. We did not audit the financial statements of PaySys International, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in PaySys International, Inc. represents 0 percent of total assets in 2000 and 1999, and the equity in its 2000 and 1999 net loss represents 0 percent of consolidated net income for 2000 and 1999. We did not audit the December 31, 2000 financial statements of VISaer, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in VISaer, Inc. represents 16 percent of total assets in 2000, and the equity in 2000 net loss represents 9 percent of consolidated net income for 2000. The statements of InterQuad Services Limited, PaySys International, Inc., and VISaer, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for InterQuad Services Limited, PaySys International, Inc., and VISaer, Inc. is based solely on the reports of the other auditors.

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

     In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and its subsidiary companies and operating partnerships as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

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

     ARTHUR ANDERSEN LLP



     Atlanta, Georgia
     March 23, 2001


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

AS OF DECEMBER 31,                                                                                     2000               1999
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                               $    594           $    737
  Accounts receivable, net                                                                              1,253              1,464
  Affiliate notes and interest receivable (note 7 and 19)                                               4,088                254
  Inventories                                                                                             475                325
  Other current assets                                                                                    268                263
--------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                6,678              3,043
--------------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                                  10,504              8,576
Long-term notes receivable                                                                                378                 53
Property and equipment, at cost less accumulated depreciation                                             482                686
Other assets, net                                                                                          15              1,300
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         $ 18,057           $ 13,658
================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                              $  1,504           $  1,000
  Accounts payable                                                                                        357                444
  Accrued expenses and other current liabilities                                                        1,522              1,647
--------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                           3,383              3,091
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                             --                363
--------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                          --                 (5)
--------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 10)
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized, 5,623,784 and
      5,114,467 shares outstanding at December 31, 2000 and 1999, respectively                             56                 51
  Paid-in capital                                                                                      24,216             24,069
  Accumulated other comprehensive income (loss)                                                          (215)               731
  Accumulated deficit                                                                                  (9,383)           (14,642)
--------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                         14,674             10,209
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                           $ 18,057           $ 13,658
================================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands except share amounts)


YEAR ENDED DECEMBER 31,                                                              2000             1999             1998
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $     7,027      $     8,479      $    18,253
Expenses:
    Cost of sales                                                                       2,974            3,983           12,495
    Marketing                                                                             942            1,021            3,561
    General & administrative                                                            3,172            3,469            7,346
    Research & development                                                                915              805            1,892
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                     (976)            (799)          (7,041)
-------------------------------------------------------------------------------------------------------------------------------
Other income:
    Interest income (expense), net                                                        434              (88)            (290)
    Investment income, net                                                              9,665            2,170            5,184
    Equity earnings (losses) of affiliated companies                                     (771)            (948)             592
    Other income (loss), net                                                               66              (76)            (135)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision (benefit) and minority interest               8,418              259           (1,690)
-------------------------------------------------------------------------------------------------------------------------------
Income tax provision (benefit)                                                            203               --             (152)
-------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                                                  8,215              259           (1,538)
-------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                          --               10               10
-------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                 $     8,215      $       249      $    (1,548)
===============================================================================================================================
Basic net income (loss) per share                                                 $      1.47      $      0.05      $     (0.30)
Diluted net income (loss) per share                                               $      1.46      $      0.05      $     (0.30)
===============================================================================================================================
Basic weighted average shares outstanding                                           5,606,715        5,106,134        5,104,467
Diluted weighted average shares outstanding                                         5,632,484        5,336,776        5,104,467
===============================================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                       (in thousands except share amounts)

                                                                                            YEAR ENDED DECEMBER 31,
STOCKHOLDERS' EQUITY                                                                2000             1999             1998
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, NUMBER OF SHARES, beginning of year                                 5,114,467        5,104,467        5,104,467
Exercise of options during year                                                     635,986           10,000               --
Purchase and retirement of stock                                                   (126,669)              --               --
-----------------------------------------------------------------------------------------------------------------------------
  End of year                                                                     5,623,784        5,114,467        5,104,467
-----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, AMOUNT, beginning of year                                        $         51     $         51     $         51
Exercise of options during year                                                           6               --               --
Purchase and retirement of stock                                                         (1)              --               --
-----------------------------------------------------------------------------------------------------------------------------
  End of year                                                                            56               51               51
-----------------------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL, beginning of year                                                   24,069           24,046           24,046
Proceeds from options exercised                                                       1,085               23               --
Purchase and retirement of stock                                                       (938)              --               --
-----------------------------------------------------------------------------------------------------------------------------
  End of year                                                                        24,216           24,069           24,046
-----------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), beginning of year                        731              436              643
Foreign currency translation adjustment during year                                      --              197               (4)
Change in accumulated other comprehensive income (loss) during year                    (946)              98             (203)
-----------------------------------------------------------------------------------------------------------------------------
  End of year                                                                          (215)             731              436
-----------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, beginning of year                                              (14,642)         (14,892)         (13,344)
Dividends paid                                                                       (2,956)              --               --
Net income (loss)                                                                     8,215              249           (1,548)
-----------------------------------------------------------------------------------------------------------------------------
  End of year                                                                        (9,383)         (14,642)         (14,892)
-----------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                     $     14,674     $     10,209     $      9,641
=============================================================================================================================

COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                              $      8,215     $        249     $     (1,548)
Other comprehensive income (loss):
   Foreign currency translation adjustments                                              --               --               (4)
   Unrealized gain (loss)                                                              (946)             731              633
-----------------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                                   $      7,269     $        980     $       (919)
=============================================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                         INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
CASH PROVIDED BY (USED FOR):                                                   2000          1999         1998
----------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income (loss)                                                         $  8,215      $    249     $ (1,548)
   Adjustments to reconcile net income (loss) to net cash
      used for operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                            314           347        1,509
         Gain from sale or write-down of assets, net                           (9,665)       (2,170)      (5,184)
         Equity loss (earnings) of affiliate companies                            771           948         (592)
         Changes in operating assets and liabilities:
            Accounts receivable                                                   249            19        2,013
            Inventories                                                          (149)          279         (130)
            Other current assets                                                   66           290         (200)
            Accounts payable                                                      (87)         (459)         353
            Accrued expenses and other current liabilities                       (124)          315       (1,507)
----------------------------------------------------------------------------------------------------------------
Cash used for continuing operations                                              (410)         (182)      (5,286)
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                          10,291         2,365        5,451
   Acquisition of company, net of cash acquired                                    --            --           83
   Increase (decrease) in minority interests                                        5          (190)          10
   Acquisitions of long-term investments                                       (3,628)         (788)        (306)
   Repayments (advances) under notes receivable, net                           (4,156)          (57)         232
   Dispositions (purchases) of property and equipment, net                       (111)          (13)         838
----------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                           2,401         1,317        6,308
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Borrowings under short-term borrowing arrangements                           1,503           262          750
   Repayments under short-term borrowings arrangements                           (763)       (1,237)      (1,350)
   Payment of dividends to stockholders                                        (2,956)           --           --
   Purchase and retirement of stock                                              (112)           --           --
   Exercise of stock options                                                      194            23           --
----------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                             (2,134)         (859)        (604)
----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                  (143)          276          418
Cash at beginning of year                                                         737           461           43
----------------------------------------------------------------------------------------------------------------
Cash at end of year                                                          $    594      $    737     $    461
================================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                         INTELLIGENT SYSTEMS CORPORATION

NOTE 1

ORGANIZATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Organization - Intelligent Systems Corporation, a Georgia corporation, was formed in November 1991 to acquire through merger the business, net assets and operations of Intelligent Systems Master, L.P. In this document, terms such as the company, we and us refer to Intelligent Systems Corporation.

Nature of Operations - Our business is to create, operate and invest in businesses which we believe have promising growth potential. Consolidated companies (in which we have majority ownership and control) are principally engaged in two industries: technology related products and services and, through November 2000, health care services (as defined more specifically in Note 16). Our affiliate companies (in which we have a minority ownership) are mainly involved in the technology industry.

Use of Estimates - In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material accounts and transactions between our subsidiaries.

Investments - For entities in which we have 20 to 50 percent ownership interest, we account for these investments by the equity method. We account for investments of less than 20 percent in non-marketable equity securities at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At December 31, 2000, the aggregate fair market value of our available-for-sale securities consisted of equity securities and totaled $2.3 million. At December 31, 1999, the aggregate fair market value of our available-for-sale securities consisted of equity securities and totaled $781,000. These amounts include unrealized holding gains (losses) of ($215,000) and $731,000 as of December 31, 2000 and 1999, respectively. These amounts are reflected as a separate component of stockholders' equity.

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

We consider all highly liquid instruments with maturities of less than 90 days to be cash.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Cost includes labor, materials and production overhead. Market is defined as net realizable value.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. The cost of each major class of property and equipment at December 31, 2000 and 1999 is as follows:


                        INTELLIGENT SYSTEMS CORPORATION

(in thousands)                              2000     1999
-----------------------------------------------------------
Operating equipment                         $974    $1,453
Furniture and fixtures                       117       140
Leasehold improvements                        33       117
-----------------------------------------------------------

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
--------------------------------------------------------

Accumulated depreciation and amortization was $642,000 and $1,024,000 at December 31, 2000 and 1999, respectively. Depreciation expense was $316,000, $332,000, and $911,000 in 2000, 1999 and 1998, respectively. These expenses are included in general and administrative expenses.

Other Assets - Other assets are carried at cost net of related amortization. When we acquire a business, we generally amortize the excess of the cost of the acquisition over underlying net assets of the business acquired over three to five year periods using the straight-line method. Accumulated amortization of intangibles totaled $0 and $179,000 at December 31, 2000 and 1999, respectively. Our policy is to write off the asset and accumulated amortization for fully amortized intangibles. Periodically we review the values assigned to long-lived assets to determine whether they have been permanently impaired. To measure whether long-lived assets are recoverable, we use an estimate of the undiscounted cash flows of the applicable entity over the remaining life of the asset. In 1998, we wrote off $558,000 of goodwill associated with discontinuing certain product lines of the HumanSoft subsidiary (see Note 18). This write-off is reflected in general and administrative expense in the accompanying consolidated statements of operations. In 2000, 1999 and 1998, we recorded intangible amortization expense of approximately $29,000, $15,000 and $957,000, respectively. In 1998, we expensed $944,000 of purchased research and development related to the acquisition of JK, Inc. (see Note 2). These expenses are included in research and development expense on the accompanying statements of operations.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 2000 and 1999 consist of the following:


(in thousands)                             2000     1999
---------------------------------------------------------
Accrued wages and payroll taxes            $242     $277
Deferred revenue                            661      709
Income taxes payable                        203       --
Other accrued expenses                      253      660
---------------------------------------------------------

Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized.

Revenue Recognition - Sales of software licenses, technology-related products and services and health care services make up our revenue. We recognize revenue when products are shipped or, in the case of service providers, when the services are rendered. We recognize software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, We recognize software fees when the following criteria are met: (1) a signed contract is obtained;
(2) delivery of the product has occurred; (3) the license fee is fixed and determinable; (4) collectibility is probable; and (5) remaining obligations under the license agreement are insignificant. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant future obligations, software fees are recognized under the percentage of completion method. Service fees received from the sale of software maintenance and support contracts provide customers access to technical support and minor upgrades to licensed revenues. These fees are recognized as services are provided over the life of such contracts. We provide for estimated sales returns in the period in which the sales are recorded.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and other financial instruments included in the accompanying consolidated balance sheets approximates their fair value


                        INTELLIGENT SYSTEMS CORPORATION
principally due to the short-term maturity of these instruments.

Cost of Sales - Cost of sales includes direct material, direct labor and production overhead for product companies and direct cost of services rendered for service companies.

New Accounting Pronouncements - In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We adopted the new statement on January 1, 2001. The Statement did not have a significant impact on our financial statements.

NOTE 2

ACQUISITIONS

JK, Inc. - Effective January 1, 1998, our former HumanSoft LLC subsidiary acquired all of the common stock of JK, Inc. (JK), a company that provides software and services to the public health market, in exchange for 1,523 units of limited liability interest in HumanSoft. Immediately afterward, Intelligent Systems acquired 878 of the newly issued HumanSoft units from the sellers of JK for $200,000 cash and a promissory note of $600,000. The note was due in three equal annual installments beginning January 1, 1999 and bears interest of 8.5 percent per annum payable annually. The acquisition was accounted for as a purchase. We expensed $944,000 of purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. We consolidated the results of operations of JK since the acquisition until the company ceased operations in September 1998.
In 1999, Intelligent Systems made a claim against the sellers of JK for breach of certain representations and warranties in the acquisition agreements and asserted its right to offset amounts owed to the sellers under the notes. The note payable in the amount of $600,000 was determined by management not to be due the sellers as a result of the claims asserted. Accordingly, in the fourth quarter of 2000, we reversed the note payable of $600,000 against the allowance for the same amount.

NOTE 3

SALES OF ASSETS

Intelligent Enclosures Corporation - Effective April 1, 1998, we sold substantially all the assets and the business operations of our Intelligent Enclosures (IE) subsidiary to Daw Technologies, Inc. in exchange for common stock of Daw. The number of shares of common stock of Daw that we received for the assets was determined at a second closing two years from the date of the sale. The sales price was fixed at $1.3 million; therefore, in April 2000, Daw issued to us a total of 645,462 shares of Daw common stock which number was determined by a formula related to the trading price of the shares at that time.

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

MediaMetrix, Inc. - As a result of a merger between Relevant Knowledge (a company in which we were a minority investor) and MediaMetrix in 1998, we acquired 24,501 shares of MediaMetrix stock. We sold the shares in the public market on November 6, 1999, realizing a gain of $995,000 on the sale and cash of $1,045,000.

Novient, Inc. - In the first quarter of 1999, we sold 66,500 shares of preferred stock of Novient, Inc., in a private transaction, recognizing a gain of $233,000 and netting $286,000 in cash. At December 31, 2000 we hold 227,250 shares of preferred stock (equal to 681,750 common shares) in the private company.


                        INTELLIGENT SYSTEMS CORPORATION

Paragon Interface, Inc. - Effective April 17, 1998, we sold our minority interest in Paragon Interface, Inc. for $839,000 cash. At the closing, Paragon also repaid a loan of $150,000 due us. We recorded a gain of $457,000 on the sale. In the second quarter of 1999, we recorded additional gain of $130,000 upon the expiration of certain contingencies.

PaySys International, Inc. - In a private transaction on July 1, 1998, we sold 437,063 shares of common stock of PaySys. The transaction netted $2.5 million in cash and resulted in a gain of $2.5 million on the sale. At December 31, 2000, we still own 3,606,382 shares of common stock of PaySys. Refer to Note 19 where we discuss the pending sale of PaySys.

Risk Laboratories, LLC - On March 21, 2000, we sold part of our interest in Risk Laboratories in a private transaction. We sold 2,310,000 shares for $8.8 million in cash and a gain of $8.6 million. We retained 623,515 shares (7% of Risk Laboratories). At the closing of the transaction, Risk also repaid a note in the amount of $43,000. Refer to Note 19 for a Subsequent Event.

Primus Knowledge System, Inc. - On January 21, 2000, a company in which we held a minority equity position was acquired by Primus Knowledge Solutions, Inc., a publicly traded company. We received 66,431 shares of Primus common stock in exchange for our interest in the acquired company. The shares were sold at various times during 2000, resulting in a net gain of $775,000 and cash of $1.3 million.

SI Corporation - At various times during 2000, we sold a total of 9,515 shares of SI Corporation common stock, which had been received as consideration for our shares of stock in VerticalOne Corporation upon the merger of the two companies in 1999. We realized net gains of $249,000 and cash of $296,000 on the sales of SI stock.

PsyCare America, LLC - On November 1, 2000, we sold certain operating assets of PsyCare America, LLC, consisting mainly of contracts and intellectual property, and closed the remaining operations. We sold the assets to iExalt, Inc. in exchange for 200,000 shares of common stock of iExalt, a publicly traded company, and may receive additional shares based on the trading price of the iExalt stock on the second anniversary of the transaction.

NOTE 4

INVESTMENTS IN AFFILIATES

PaySys International, Inc. - At December 31, 2000, we owned a 32.6 percent interest (approximately 27.8 percent on a diluted basis) in PaySys International, Inc., a software company accounted for using the equity method of accounting. In 1997, in accordance with the equity method of accounting, we recorded $3.0 million representing our pro rata share of PaySys losses, thus reducing our investment of $3.0 million to zero on the balance sheet at December 31, 2000 and 1999. During 1999 and 2000, we did not record any additional losses or income related to PaySys. We have no obligation to provide additional funding to PaySys. No dividends were received from the affiliate during 2000 and 1999. Refer to Note 19 where we discuss the pending sale of PaySys.

The following table contains the summarized financial information of PaySys.



YEAR ENDED DECEMBER 31,
------------------------------------------------------------
(in thousands)                  2000       1999       1998
------------------------------------------------------------
Current assets               $ 8,747    $18,929    $14,852
Current liabilities           31,992     18,947     18,957
Noncurrent assets              4,978      4,960      3,005
Noncurrent liabilities        12,730     16,370      8,653

Net sales                    $40,477    $50,068    $45,905
  Operating income (loss)    (20,653)       902     (3,814)
  Net loss                   (24,257)    (1,706)    (5,163)
------------------------------------------------------------

VISaer, Inc. - At December 31, 2000, we owned a 40.2 percent interest in VISaer, Inc., a software company formerly named Visibility, Inc. The investment is classified as an affiliate and accounted for using the equity method of accounting because we do not exert control over the company. Our pro rata share of VISaer income (loss) was $(78,000), $(1,418,000) and $195,000 in 2000, 1999 and 1998, respectively. No dividends were received from the affiliate in 2000 or 1999. Along with another party, we intend to fund or arrange funding to support VISaer's cash requirements in 2001.


                        INTELLIGENT SYSTEMS CORPORATION

The following table contains the summarized financial information of VISaer.


YEAR ENDED DECEMBER 31,
--------------------------------------------------------------
(in thousands)                   2000        1999       1998
--------------------------------------------------------------
Current assets                 $1,036     $ 9,177    $10,236
Current liabilities             7,794      16,862     14,402
Noncurrent assets                 257       1,108      1,337
Noncurrent liabilities          2,632       1,972      2,029

Net sales                     $11,752     $24,210    $30,193
Operating income (loss)        (2,757)     (3,636)     1,040
Net income (loss)                (583)     (4,225)       679
---------------------------- ----------- ---------- ----------

Cirronet, Inc. - At December 31, 2000, we owned an 18.3 percent interest in Cirronet, Inc. (formerly Digital Wireless Corporation), a private company involved in wireless telecommunication products for industrial and commercial markets that is accounted for using the cost method of accounting. During 2000, we lost the ability to exert significant influence and therefore converted from the equity to the cost method of accounting. Our pro rata share of Cirronet's income (loss) in 2000 and 1999 was ($28,000) and $184,000, respectively. No dividends were received from the affiliate in 2000 or 1999.

The following table contains the summarized financial information of Cirronet.


YEAR ENDED DECEMBER 31,
------------------------------------------------------
                                 2000          1999
(in thousands)               (unaudited)    (audited)
------------------------------------------------------
Current assets                 $3,279        $2,785
Current liabilities               911           439
Noncurrent assets                 364           115
Noncurrent liabilities             84           103

Net sales                      $6,241        $4,471
Operating income (loss)          (117)        1,006
Net income (loss)                 (38)          794
---------------------------- ------------- -----------

Our aggregate share of the undistributed earnings (losses) of 50 percent or less owned companies accounted for by the equity method was $(22,879,000) at December 31, 2000, the majority of which is related to PaySys.

NOTE 5

INVESTMENTS

Investments of $1.2 million and $788,000, respectively, in Atherogenics, Inc. (a biotechnology firm) and Alliance Technology Ventures (a private technology venture fund) represent 12 percent and 7.5 percent, respectively, of the company's long-term investments at December 31, 2000. Investments in Alliance Technology Ventures and Atherogenics, Inc. each represent 8 percent of the company's long-term investments at December 31, 1999. We account for Atherogenics in accordance with SFAS No. 115 because it is a marketable security. We account for Alliance Technology Ventures under the equity method of accounting.

The carrying and estimated fair values of available-for-sale securities at December 31, 2000 and 1999 are summarized as follows:


(in thousands)                          2000        1999
--------------------------------------------------------
Amortized cost                       $ 2,469      $   50
Gross unrealized gains                   795         731
Gross unrealized losses               (1,010)         --
--------------------------------------------------------
Estimated fair values                 $2,254        $781
========================================================

NOTE 6

COST BASIS OF INVESTMENTS

The following summarizes our ownership interest in associated companies. The ownership interests are classified according to applicable accounting methods at December 31, 2000.


(in thousands)                        CARRYING    COST
                                        VALUE     BASIS
---------------------------------------------------------
EQUITY METHOD
---------------------------------------------------------
   Alliance Technology Ventures           $ 788   $1,000
   PaySys                                    --    3,197
   VISaer                                 2,806    4,269
COST METHOD
---------------------------------------------------------
   Cirronet                                 909      525
---------------------------------------------------------


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 7

ACCOUNTS, AFFILIATE
NOTES RECEIVABLE AND
INTEREST RECEIVABLE

At December 31, 2000 and 1999, our allowance for doubtful accounts and sales returns amounted to $46,000 and $58,000, respectively.

Provisions for doubtful accounts and sales returns were $12,000, $24,000 and $240,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

At December 31, 2000, one customer of our ChemFree subsidiary represented 20 percent of consolidated accounts receivable as a result of a high volume of shipments to the customer in the last 45 days of the year. Balances were paid within terms subsequent to the year-end.

At December 31, 2000, notes receivable include $3.5 million in principal amount of short-term bridge loans to PaySys International, Inc. Such notes bear interest at the rate of fifty percent per annum and are due on demand after February 28, 2001. Refer to Note 19 related to the pending sale of PaySys and repayment of the loans.

NOTE 8

BORROWINGS AND LONG-TERM DEBT

Terms and borrowings under our credit facility are summarized as follows:


YEAR ENDED DECEMBER 31,
-----------------------------------------------------------
(in thousands)                              2000      1999
-----------------------------------------------------------
Maximum outstanding (month-end)           $1,504    $1,250
Outstanding at year end                   $1,504     $ 100
Average interest rate at  year end          9.5%      8.5%
Average borrowings during the year          $197     $ 387
Average interest rate                       9.2%      8.5%
--------------------------------------- --------- ---------

The maximum available under our credit facility is $2 million.

Long-term debt at December 31, 1999 consists of a note payable of $600,000 bearing interest of 8.5% per annum due in three annual installments through January 2001; a note payable of $500,000 bearing interest of 8.5% per annum due July 1, 2000; and $163,000 payable in November 2001 bearing interest of 8% per annum related to settlement of the HumanSoft bankruptcy.

Interest paid on debt during 2000, 1999 and 1998 amounted to $10,000, $33,000 and $118,000, respectively.

NOTE 9

INCOME TAXES

The income tax provision (benefit) related to operations consists of the following:


YEAR ENDED DECEMBER 31,
---------------------------------------------------------
(in thousands)                 2000        1999     1998
---------------------------------------------------------
Current                        $203        $ --   $(152)
=========================================================

Following is a reconciliation of estimated income taxes at the Federal statutory rate to estimated tax expense (benefit) as reported:


YEAR ENDED DECEMBER 31,
---------------------------------------------------------
                               2000       1999     1998
---------------------------------------------------------
Federal statutory rate           34%      34%       34%
Change in valuation
   allowance                    (32%)    (34%)     (61%)
---------------------------------------------------------
Effective rate                    2%         0%    (27%)
=========================================================

At December 31, 2000, our domestic subsidiaries had net operating loss carryforwards totaling $18.0 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire beginning in 2007 and continuing through 2019. We may not be able to use these carryforwards because, in some cases, they are limited to taxable income of a particular subsidiary or may be subject to annual limitation under the Internal Revenue Code if there is a greater than 50 percent change in ownership as defined under Section 382.

We account for income taxes using SFAS 109, "Accounting for Income Taxes". We have a deferred tax benefit of approximately $8.0 million at December 31, 2000 and $11.0 million at December 31, 1999. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2000 and 1999 by a valuation allowance of an equal amount. The deferred tax benefit at December 31, 2000 and 1999 relates primarily to net operating loss carryforwards.


                        INTELLIGENT SYSTEMS CORPORATION

Income taxes paid (or refunds received) during 2000, 1999 and 1998 amounted to $0, $0 and $(152,000), respectively.

NOTE 10

COMMITMENTS AND
CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through 2002. Future minimum lease payments are as follows:


YEAR ENDED DECEMBER 31,
--------------------------------------------------------
(in thousands)
--------------------------------------------------------
                2001                               $917
                2002                                764
             Thereafter                              --
--------------------------------------------------------
Total minimum lease payments                     $1,681
========================================================

Rental expense for leased facilities and equipment related to operations amounted to $948,000, $995,000 and $1.2 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

Guaranty Of HumanSoft Obligations - In connection with the confirmation on November 18, 1999 of the Plan of Reorganization of HumanSoft LLC, a wholly owned subsidiary of the company, we guaranteed the future payments to certain creditors of HumanSoft. The total balance of future payments is $163,500, plus interest, due on November 18, 2001.

Legal Matters - In 1999, a suit was brought against our ChemFree subsidiary and two other parties by a former consultant of ChemFree. The suit challenges the ownership of various intellectual property assets of ChemFree. ChemFree and the other parties to the litigation strongly deny the allegations, have filed cross claims against another entity and intend to vigorously defend the suit. The case is pending in the Superior Court of Gwinnett County, Georgia. While the company believes ChemFree has sufficient evidence to refute the claims made, there can be no assurance that the case will be resolved in favor of ChemFree.

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

NOTE 12

STOCKHOLDERS' EQUITY

We have authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases at various times in the past. We repurchased, at fair market value, and retired 24,900 shares of common stock in the year ended December 31, 2000 but made no repurchases during 1999 and 1998.

NOTE 13

STOCK OPTION PLAN

We instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan provides shares of common stock that may be sold to officers and key employees. In August 2000, we instituted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan") that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors' Plan, each non-employee director was granted an option to acquire 5,000 shares. At each annual meeting in the future, each director will receive an option grant of 4,000 shares. Stock options under both plans are granted at fair market value on the date of grant. As of December 31, 2000, a total of 790,000 options under both plans have been granted, 720,986 have been exercised and 19,014 options are fully vested and exercisable at a weighted average price per share of


                        INTELLIGENT SYSTEMS CORPORATION

$2.9375. All options expire ten years from their respective dates of grant. At December 31, 2000, the weighted average remaining contractual life of the outstanding options is 8.6 years. Stock option transactions during the three years ended December 31, 2000 were as follows:


                                    2000            1999            1998
---------------------------------------------------------------------------
Options outstanding
  at Jan. 1                       655,000          665,000          665,000
Options granted                    57,000               --               --
Options exercised                 635,986           10,000               --
Options canceled                       --               --               --
Options outstanding
  at Dec. 31                       76,014          655,000          665,000

Options available for
  grant at Dec. 31                328,000          185,000          185,000

Option price ranges
  per share:
  Granted                         $  4.00               --               --
                                                                       4.25
  Exercised                       $  .875          $  2.25               --
                                                                     2.9375
  Canceled                             --               --               --

Weighted average option
  price per share:
  Granted                         $  4.16               --               --
  Exercised                       $  1.72          $  2.25               --
  Canceled                             --               --               --
  Outstanding at
    Dec. 31                       $  3.86          $  1.75          $  1.75
---------------------------------------------------------------------------

We account for the Plan under the provisions of Accounting Principles Board Opinion No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The fair value of each option granted in 2000 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

-      risk free interest rate of 6.3 percent
-      expected life of the option of 9 years
-      expected dividend yield rate of 0 percent
-      expected volatility of 114 percent

Under these assumptions, the weighted average fair value of options granted in 2000 was $3.15. There were no awards under the Plan in 1998 or 1999. The fair value of the grants would be amortized over the vesting period for the options. Accordingly, our pro forma net income (loss) and net income (loss) per common share assuming compensation cost as determined under SFAS No. 123 would have been the following:


YEAR ENDED DECEMBER 31,
--------------------------------------------------------
(in thousands except         2000       1999       1998
  per share data)
--------------------------------------------------------
Net income (loss)          $8,215       $249    $(1,548)
Net income (loss)
  per common share
  basic                     $1.47      $0.05     $(0.30)
--------------------------------------------------------
Net income (loss)
  per common share
  diluted                   $1.46      $0.05     $(0.30)
--------------------------------------------------------

At December 31, 2000, we hold notes from management totaling $90,000 related to the exercise of options.

NOTE 14

FOREIGN SALES
AND OPERATIONS

Aggregate export and foreign sales were $805,000, $1.3 million and $7.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Export and foreign sales were made principally in the United Kingdom and the Pacific Rim. Sales in these geographic areas are as follows:


YEAR ENDED DECEMBER 31,
-----------------------------------------------------------
(in thousands)               2000         1999        1998
-----------------------------------------------------------
United Kingdom               $733       $1,317      $7,011
Pacific Rim                    72           22          49
-----------------------------------------------------------

We sold our only foreign subsidiary, InterQuad, in February 1999. For the years ended December 31, 2000, 1999 and 1998, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $0, $(109,000) and $(1,092,000), respectively.

At December 31, 2000 and 1999, there are no assets or liabilities related to foreign subsidiaries.

As a result of the sale of our InterQuad subsidiary, we have no foreign subsidiaries and therefore no currency exchange restrictions that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-US currency amounts.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 15

EARNINGS PER SHARE

For the years ended December 31, 2000 and 1999, our diluted weighted average shares outstanding include the assumed conversion of stock options.

For the year ended December 31, 1998, basic and diluted weighted average shares outstanding are the same because all of our common stock equivalents (stock options) are non-dilutive since we reported a loss for the period.


YEAR ENDED DECEMBER 31,
-------------------------------------------------------------
(in thousands except per       2000       1999          1998
share data)
-------------------------------------------------------------
Net income (loss)               $8,215     $  249   $(1,548)
Basic earnings (loss) per
  share                          $1.47     $ 0.05   $ (0.30)
Basic weighted average
   shares                        5,607      5,106     5,104
Diluted earnings  (loss)
  per share                      $1.46     $ 0.05   $ (0.30)
Diluted weighted
  average shares                 5,632      5,337     5,104

NOTE 16

INDUSTRY SEGMENTS

Our consolidated subsidiaries have historically been involved in two industry segments: health care services and technology related products and services. Operations in health care services involve mental health and substance abuse treatment programs. We derived 10.6 percent of our consolidated revenue in 1998 from a national chain of hospitals in which our PsyCare subsidiary conducted some of its treatment programs. Operations in technology related products include development and sales of software products and services and manufacture and sale of bio-remediating parts washers. In 2000, we derived 10.4 percent of our consolidated revenue from a company that distributes our ChemFree subsidiary's products.

Total revenue by industry includes sales to unaffiliated customers. Sales between the two industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the general corporate overhead expense has been allocated to the individual industry segments. Identifiable assets by industry are those assets that are used in our operations in each industry. Corporate assets are principally cash, notes receivable and investments.

The table following contains segment information for the years ended December 31, 2000, 1999 and 1998.


YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------
                                          Health
(in thousands)                  Tech.      Care    Consol.
----------------------------------------------------------
Net sales (external)           $6,097      $930   $  7,027
R&D                               915        --        915
Depreciation                      227        42        269
Operating income (loss)           284       (17)       267
General corp. expenses                               1,243
----------------------------------------------------------
  Consolidated operating
    loss                                              (976)
Interest income                    --        --        434
Investment income                                    8,894
Other income, net                                       66
----------------------------------------------------------
Income before income
  tax  provision and
  minority interest                                  8,418
Income tax provision              203        --        203
----------------------------------------------------------
Income before minority
  interest                                           8,215
Minority interest                                       --
----------------------------------------------------------
Net income                                        $  8,215
==========================================================
Capital expenditures          $   177     $  --   $    203
==========================================================
Identifiable assets            $2,319     $  62   $  2,381
Corporate assets                                    15,676
----------------------------------------------------------
Total assets at year end                           $18,057
==========================================================


                        INTELLIGENT SYSTEMS CORPORATION

YEAR ENDED DECEMBER 31, 1999
-----------------------------------------------------------
                                          Health
(in thousands)                 Tech.       Care     Consol.
-----------------------------------------------------------
Net sales (external)           $6,693     $1,786     $8,479
R&D                               805         --        805
Depreciation                      215         76        291
Operating income (loss)            35         65        100
General corp. expenses                                  899
-----------------------------------------------------------
  Consolidated operating
    loss                                               (799)
Interest expense                   --         --        (88)
Investment income                                     1,222
Other loss, net                                         (76)
-----------------------------------------------------------
Income before income tax
  provision and minority
  interest                                              259
Income tax provision               --         --         --
-----------------------------------------------------------
Income before minority
  interest                                              259
Minority interest                                        10
-----------------------------------------------------------
Net income                                         $    249
===========================================================
Capital expenditures          $   188    $     7   $    195
===========================================================
Identifiable assets            $3,288      $ 497   $  3,785
Corporate assets                                      9,873
-----------------------------------------------------------
Total assets at year end                            $13,658
===========================================================


YEAR ENDED DECEMBER 31, 1998
-------------------------------------------------------------
                                         Health
(in thousands)                 Tech.      Care      Consol.
-------------------------------------------------------------
Net sales (external)          $14,124     $4,129    $18,253
R&D                             1,892         --      1,892
Depreciation                      814         97        911
Operating income (loss)        (5,848)        77     (5,771)
General corp. expenses                                1,270
-------------------------------------------------------------
  Consolidated operating
    loss                                             (7,041)
Interest expense                   --         --       (290)
Investment income                                     5,776
Other loss, net                                        (135)
-------------------------------------------------------------
Loss before income tax
  benefit and minority
  interest                                           (1,690)
Income tax benefit               (152)        --       (152)
-------------------------------------------------------------
Loss before minority
  interest                                           (1,538)
Minority interest                                        10
-------------------------------------------------------------
Net loss                                            $(1,548)
=============================================================
Capital expenditures          $   896    $     9   $    905
=============================================================
Identifiable assets            $6,954      $ 960    $ 7,914
Corporate assets                                      9,185
-------------------------------------------------------------
Total assets at year end                            $17,099
=============================================================

NOTE 17

QUARTERLY FINANCIAL DATA (unaudited)

The table below contains a summary of selected quarterly data for the years ended December 31, 2000 and 1999.


                                                          FOR QUARTERS ENDED
(in thousands except              MARCH             JUNE              SEPT.              DEC.
   per share data)                 31                30                30                 31
-----------------------------------------------------------------------------------------------

2000
Net sales                      $   2,007         $   1,988         $   1,630         $   1,402
Operating income (loss)             (309)               50              (275)             (442)
Net income (loss)                  8,384a             (132)b             145c             (182)d
Basic income (loss) per
  share                             1.48             (0.02)             0.03             (0.03)
Diluted income (loss)
  per share                         1.46             (0.02)             0.03             (0.03)

1999
Net sales                      $   2,683         $   2,090         $   1,816         $   1,890
Operating loss                      (284)             (322)              (58)             (135)
Net income (loss)                  1,094e             (898)f            (872)g             926h
Basic income (loss) per
  share                             0.21             (0.18)            (0.17)             0.18
Diluted income (loss)               0.21             (0.18)            (0.17)             0.17
  per share

a. Includes gains of $8.8 million on investments and $195,000 loss in equity of affiliates.
b.       Includes $284,000 loss in equity of affiliates.
c. Includes gains of $826,000 on investments and $247,000 loss in equity of affiliates.
d.       Includes $44,000 loss in equity of affiliates.
e. Includes gain of $1.0 million on investments and $370,000 income in equity of affiliates.
f. Includes gain of $128,000 on investments and $674,000 loss in equity of affiliates.
g.       Includes $556,000 loss in equity of affiliates.
h. Includes gain of $995,000 on investment and $89,000 loss in equity of affiliates.

NOTE 18

HUMANSOFT SUBSIDIARY Reorganization Under  CHAPTER  11

On November 17, 1998, our HumanSoft subsidiary filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia in response to an involuntary filing under Chapter 7 by three creditors. In the quarter ended September 30, 1998, we recorded a write-off of $955,000 related to the discontinued product lines. This expense is included in general and administrative expenses. On November 18, 1999, the court confirmed the HumanSoft Plan of


                        INTELLIGENT SYSTEMS CORPORATION

Reorganization. The plan provides for payment of a fixed percent of the allowed claims for certain trade creditors and customers of HumanSoft as well as payment of the administrative expenses. The first payments were made immediately following the confirmation, a second payment to certain creditors was made in November 2000 and the final payment of $163,500, plus interest, is due November 2001. Intelligent Systems has guaranteed the future payment. The final plan expanded the creditor class to include certain customer claims, which caused the final settlement amount to exceed the original amount reserved for the bankruptcy. Accordingly, in the fourth quarter of 1999, we recorded additional reserves totaling $141,000 to reflect the provisions of the confirmed plan of reorganization. In 1999, we also incurred $156,000 in legal and administrative costs, related to the bankruptcy. These costs are included in general administrative expenses.

NOTE 19

SUBSEQUENT EVENTS

Risk Laboratories, LLC - On January 18, 2001 we sold 214,273 common units of Risk Laboratories, LLC to American Home Assurance Company ("AHAC") for a total of $900,000 cash. We recorded a gain of $893,000 based on a cost basis of $7,000. At the same time, we acquired 107,137 common units from Risk Laboratories, LLC for a total acquisition price of $450,000. After the transactions, we own a total of 516,380 units (5.5%) of Risk, and have the right to require AHAC to purchase from us up to 471,399 shares at the same per share price at various times prior to March 20, 2003.

PaySys International, Inc. - On March 17, 2001, we signed a definitive agreement to sell our interest in PaySys in a transaction in which First Data Corp. will acquire all of the outstanding shares of PaySys from its shareholders. We expect to receive between $17.0 million and $19.0 million in cash at the closing for our 3,606,382 common shares as well as $3.5 million in repayment of principal, plus interest, on bridge loans advanced to PaySys in the third and fourth quarters of 2000. Prior to the stock sale, PaySys will spin off certain assets and liabilities into two new subsidiaries, Delos Payment Systems, Inc. and dbbAPPS, Inc. We will retain approximately 32% of the ownership of each of the two subsidiaries which are development stage companies involved in the design and development of the dbb operating platform and software applications. The cash proceeds we expect to receive at closing are after the sellers set aside an escrow account for payment of any claims by First Data Corporation with respect to representation and warranties contained in the transaction documents. The escrow amount, after payment of any allowed claims, will be released and distributed pro-rata to the sellers at various times over the next four years. The transaction is expected to close as soon as possible but no later than April 30, 2001, subject to regulatory approval, PaySys shareholder approval, resolution of certain obligations of PaySys and other closing conditions.

Lawsuit - On January 26, 2001, Intelligent Systems was named as co-defendant in a lawsuit filed in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida by four former employees of PaySys International, Inc. The suit alleges that the former employees hold warrants to purchase up to 142,500 shares of common stock of PaySys owned by us. The plaintiffs allege the warrants were issued to them by a former officer of PaySys, from whom we acquired shares in 1994. We filed an initial response to the suit, deny that any valid warrants exist and intend to vigorously defend the suit. While we believe there are sufficient evidence and legal grounds to refute the claims made, the ultimate outcome of this claim cannot be determined currently.


                        INTELLIGENT SYSTEMS CORPORATION

SCHEDULE II


                        INTELLIGENT SYSTEMS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                        BALANCE AT     CHARGED TO
                                         BEGINNING     COSTS AND                                             BALANCE AT
DESCRIPTION                              OF PERIOD      EXPENSES    DEDUCTIONS a.    RECLASSIFICATION c.   END OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS b.
  Year Ended December 31, 1998             206,908      239,734         126,537         867,463            1,187,568
  Year Ended December 31, 1999           1,187,568       23,375       1,156,523           3,238               57,658
  Year Ended December 31, 2000              57,658       11,594          23,348            --                 45,904

a.       Write-offs of accounts receivable against allowance accounts.
b. This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.
c.       Reclassification of unearned revenue to Allowance for Doubtful
         Accounts.

                         Report of Independent Auditors

Board of Directors
PaySys International, Inc.

We have audited the accompanying consolidated balance sheets of PaySys International, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaySys International, Inc. and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has $8,000,000 of Short Term Notes Payable that become due on demand on or after February 28, 2001 that have not been renegotiated. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                          /s/ Ernst and Young LLP


February 16, 2001
 except for the third paragraph of Note 11, which is dated March 17, 2001
Atlanta, Georgia

                   PaySys International, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                           2000                   1999
                                                                   --------------------------------------------
                                                                         (In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents                                                 $     881             $   3,974
Accounts receivable, less allowance for bad debts of $1,000 and               4,824
   $2,266 at December 31, 2000 and 1999, respectively                                               9,450
Unbilled receivables                                                          2,439                 4,837
Prepaid expenses and other current assets                                       603                   668
                                                                   --------------------------------------------
Total current assets                                                          8,747                18,929

Furniture and equipment, net                                                  3,304                 2,936
Computer software costs, net of accumulated amortization of $1,616            1,273
   and $1,204 at December 31, 2000 and 1999, respectively
                                                                                                    1,685
Deposits and other assets                                                       401                   339
                                                                   --------------------------------------------
                                                                          $  13,725             $  23,889
                                                                   ============================================
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable                                                          $   2,746             $   1,821
Accrued employee compensation                                                 1,943                 2,415
Deferred revenues                                                            17,102                10,728
Current portion of long-term debt and capital lease obligations                 100                   733
Short Term Notes Payable                                                      8,000                    --
Accrued interest                                                                923                    --
Other current liabilities                                                     1,178                 3,250
                                                                   --------------------------------------------
Total current liabilities                                                    31,992                18,947

Other liabilities                                                                --                   226
Long-term debt and capital lease obligations, less current portion           12,719                12,378
Deferred rent expense                                                            11                   183
                                                                   --------------------------------------------
                                                                             44,722                31,734

Redeemable stock purchase warrants                                               --                 3,583

Shareholders' equity (deficit):
Preferred stock, $.01 par value; 10,000,000 shares authorized;                   28
   2,779,689 shares issued and outstanding; liquidation preference
   of $15,900 at December 31, 2000 and 1999                                                            28
Common stock, $.01 par value; 30,000,000 shares authorized;                      84
   8,371,254 and 6,976,644 shares issued and outstanding at
   December 31, 2000 and 1999, respectively                                                            70
Additional paid-in capital                                                   21,112                16,282
Notes receivable - officers                                                  (3,423)               (3,423)
Deferred stock compensation                                                      --                    (3)
Accumulated deficit                                                         (48,380)              (24,123)
Cumulative translation adjustments                                             (418)                 (259)
                                                                   --------------------------------------------
                                                                            (30,997)              (11,428)
                                                                   --------------------------------------------
                                                                          $  13,725             $  23,889
                                                                   ============================================

See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                    YEAR ENDED DECEMBER 31
                                                         2000               1999                1998
                                                   ----------------------------------------------------------
                                                                        (In thousands)
Revenues:
   License fees                                        $   12,215            $19,789            $18,385
   Services                                                28,262             30,279             27,520
                                                   ----------------------------------------------------------
Total revenues                                             40,477             50,068             45,905

Cost of revenues:
   License fees                                               649                998              1,934
   Services                                                22,391             21,552             20,608
                                                   ----------------------------------------------------------
Total cost of revenues                                     23,040             22,550             22,542

Gross margin                                               17,437             27,518             23,363

Operating expenses:
   Sales and marketing                                     11,239              7,691              6,240
   Research and development                                17,994             12,424             11,804
   General and administrative                               8,857              6,501              4,793
   Royalty termination settlement                              --                 --              4,340
                                                   ----------------------------------------------------------
Total operating expenses                                   38,090             26,616             27,177

(Loss) income from operations                             (20,653)               902             (3,814)
Interest income (expense):
   Interest income                                            369                217                118
   Interest expense                                        (3,978)            (2,555)            (1,279)
                                                   ----------------------------------------------------------
                                                           (3,609)            (2,338)            (1,161)
                                                   ----------------------------------------------------------
Loss before income taxes                                  (24,262)            (1,436)            (4,975)
Income tax (benefit) expense                                   (5)               270                188
                                                   ----------------------------------------------------------
Net loss                                                 $(24,257)           $(1,706)        $   (5,163)
                                                   ==========================================================


See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

      Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                                            PREFERRED STOCK                COMMON STOCK
                                                  -------------------------------------------------------------       ADDITIONAL
                                                           NUMBER                     NUMBER                           PAID-IN
                                                          OF SHARES    AMOUNT        OF SHARES          AMOUNT         CAPITAL
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1997                                 --         $--          7,131,825           $  71         $ 5,398
  Comprehensive loss:
    Net loss                                                 --          --                 --              --              --
    Foreign currency translation adjustment                  --          --                 --              --              --
  Comprehensive loss
  Noncash compensation from stock purchase
     warrants and stock options                              --          --                 --              --              --
  Exercise of stock options                                  --          --              8,335              --              26
  Issuance of preferred stock and
    repurchase and retirement of
    common stock                                      2,779,689          28         (1,342,626)            (13)          7,358
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1998                          2,779,689          28          5,797,534              58          12,782
  Comprehensive loss:
    Net loss                                                 --          --                 --              --              --
    Foreign currency translation adjustment                  --          --                 --              --              --
  Comprehensive loss
  Noncash compensation from stock
    purchase warrants and stock options                      --          --                 --              --              --
  Exercise of stock options                                  --          --             75,000               1              88
  Issuance of common stock for notes
    receivable from officers                          2,779,689          28          1,104,110              11           3,412
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1999                          2,779,689          28          6,976,644              70          16,282
  Comprehensive loss:
    Net loss                                                 --          --                 --              --              --
    Foreign currency translation                             --          --                 --              --              --
      adjustment
  Comprehensive loss                                    (24,416)
  Exercise of stock purchase warrants                        --          --          1,091,058              11           3,572
  Exercise of stock purchase warrants --
    officers                                                 --          --             52,675              --              31
  Beneficial conversion feature of
    convertible Short Term Notes Payable                     --          --                 --              --             890
  Noncash compensation from stock
    purchase warrants and stock options                      --          --                 --              --              --
  Exercise of stock options                                  --          --            250,877               3             337
  Balance at December 31, 2000                        2,779,689         $28          8,371,254            $ 84         $21,112
                                                  ===============================================================================


                                                        NOTES        DEFERRED                     CUMULATIVE
                                                     RECEIVABLE -     STOCK       ACCUMULATED     TRANSLATION
                                                       OFFICERS    COMPENSATION     DEFICIT       ADJUSTMENTS        TOTAL
                                                   -------------------------------------------------------------------------------
Balance at December 31, 1997                         $     --         $(67)        $ (17,254)        $ (71)        $ (11,923)
  Comprehensive loss:
    Net loss                                               --           --            (5,163)           --            (5,163)
    Foreign currency translation adjustment                --           --                --           (92)              (92)
                                                                                                                   ---------
  Comprehensive loss                                                                                                  (5,255)
  Noncash compensation from stock
    purchase warrants and stock options                    --           26                --            --                26
  Exercise of stock options                                --           --                --            --                26
  Issuance of preferred stock and
    repurchase and retirement of
    common stock                                           --           --                --            --             7,373
                                                   -------------------------------------------------------------------------------
Balance at December 31, 1998                               --          (41)          (22,417)         (163)           (9,753)
  Comprehensive loss:
    Net loss                                               --           --            (1,706)           --            (1,706)
    Foreign currency translation adjustment                --           --                --           (96)              (96)
                                                                                                                   ---------
  Comprehensive loss                                                                                                   (1,802)
  Noncash compensation from stock
    purchase warrants and stock options                    --           38                --            --                38
  Exercise of stock options                                --           --                --            --                89
  Issuance of common stock for notes
    receivable from officers                           (3,423)          --                --            --                --
                                                   -------------------------------------------------------------------------------
Balance at December 31, 1999                           (3,423)          (3)          (24,123)         (259)          (11,428)
  Comprehensive loss:
    Net loss                                               --           --           (24,257)           --           (24,257)
    Foreign currency translation adjustment                --           --                            (159)             (159)
                                                                                                                   ---------
  Comprehensive loss                                                                                                 (24,416)
  Exercise of stock purchase warrants                      --           --                --            --             3,583
  Exercise of stock purchase warrants
    - officers                                             --           --                --            --                31
  Beneficial conversion feature of
    convertible Short Term Notes                           --           --                --            --               890
    Payable
  Noncash compensation from stock
    purchase warrants and stock options                    --            3                --            --                 3
  Exercise of stock options                                --           --                --            --               340
  Balance at December 31, 2000                       $ (3,423)        $ --         $ (48,380)        $(418)        $ (30,997)
                                                   ===============================================================================


See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                            YEAR ENDED DECEMBER 31
                                                                    2000             1999            1998
                                                              -------------------------------------------------
                                                                                (In thousands)
OPERATING ACTIVITIES
Net loss                                                           $ (24,257)       $  (1,706)      $  (5,163)
Add (deduct) adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Revised joint venture agreement                                    (550)              --              --
     Depreciation                                                      1,525            1,294           1,480
     Amortization of computer software costs                             412              434             391
     Amortization of discounts on debt                                   443              353             118
     Interest expense associated with beneficial conversion
       feature of convertible Short Term Notes Payable                   890               --              --
     Provision for doubtful accounts and concession                   (1,266)           1,915           1,940
     Accrued rent expense                                               (172)            (337)           (308)
     Noncash compensation                                                  3               38              26
     Changes in operating assets and liabilities:
       Accounts receivable and unbilled receivables                    8,290           (3,482)         (5,361)
       Deposits and other assets                                           3             (528)            (48)
       Accounts payable                                                  925               87          (1,321)
       Accrued employee compensation                                    (472)             415            (483)
       Deferred revenues                                               6,374            1,142             199
       Other liabilities                                              (1,375)           1,468          (3,639)
                                                              -------------------------------------------------
Net cash (used in) provided by operating activities                   (9,227)           1,093         (12,169)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                  (1,893)          (1,721)         (1,224)
Purchased computer software rights                                        --           (1,818)             --
                                                              -------------------------------------------------
Net cash used in investing activities                                 (1,893)          (3,539)         (1,224)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                                 --               --           7,373
Exercise of options and warrants                                         371               89             172
Proceeds from short-term notes payable                                 8,000           15,016           9,735
Principal payments on long-term debt, capital lease
   obligations                                                          (185)         (10,435)         (3,023)
                                                              -------------------------------------------------
Net cash provided by financing activities                              8,186            4,670          14,257
                                                              -------------------------------------------------

Effect of foreign currency translation on cash and cash
   equivalents                                                          (159)             (96)            (92)
                                                              -------------------------------------------------

(Decrease) increase in cash and cash equivalents                      (3,093)           2,128             772
Cash and cash equivalents at beginning of period                       3,974            1,846           1,074
                                                              -------------------------------------------------
Cash and cash equivalents at end of period                         $     881        $   3,974        $  1,846
                                                              =================================================


See accompanying notes.

                   PaySys International, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

PaySys International, Inc. (the Company) is a global provider of credit card transaction processing software to banks, retailers and third party processors. PaySys' flagship software product, VisionPLUS(R), is a customizable software system consisting of a range of integrated application modules for processing both bank and retail credit card transactions. Additionally, the Company has developed a new transaction payment software engine that is an internet-enabled, diversified billing and customer management system that serves business-to-business e-commerce. This new engine will enable commercial users to integrate a highly flexible payment system into their e-commerce systems.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions, and profits and losses have been eliminated.

BASIS OF PRESENTATION

The Company's financial statements are prepared and presented on a basis assuming it will continue as a going concern. At December 31, 2000, the Company had an accumulated deficit of $48,380,000 and negative working capital of $24,245,000 and incurred a net loss of $24,257,000 for the year ended December 31, 2000. The Company has total cash and cash equivalents of $881,000 at December 31, 2000, which are not sufficient for the Company to fund operations through December 31, 2001. Management believes that sufficient funds will be available from either the sale of the Company's operations or obtaining additional financing to support planned operations through December 31, 2001. The Company intends to raise additional funds through the sale of a portion of the operations to outside investors (see Note 11). There can be no assurance that the Company will be able to raise additional funds on terms favorable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern through at least December 31, 2001. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                   PaySys International, Inc. and Subsidiaries

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

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition". Under SOP 97-2, license and professional service fee revenues from contracts that require significant production or modification are recognized under contract accounting on a percentage of completion basis as services are performed. For contracts which do not require significant production or modification, fees are allocated to the various contract elements based on the fair value of each element and are recognized as follows; software license revenue upon delivery of the software and related documentation when the fees are fixed and determinable and collectibility is assessed as probable; professional services revenue as the services are performed; and post-contract customer support over the term of the arrangement. Revenue related to research and development agreements is recognized as services are performed over the related funding period for each contract. Such revenue is included in license revenue. Service fees received from the sales of software maintenance and support contracts and sales of other professional services were recognized over the period the services were provided or as the services were performed.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements, which provided guidance on revenue recognition matters. The Company adopted the provisions of SAB 101 effective January 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's revenue recognition policies, financial condition or results of operations.

                   PaySys International, Inc. and Subsidiaries

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company's revenues consist primarily of license and service revenues from large companies in the United States, Canada, South America, Europe, Australia, China and South Africa. The Company does not obtain collateral against its outstanding receivables. The Company maintains reserves for potential credit losses for both billed and unbilled receivables. Bad debt expense was $363,000, $240,000, and $240,000 during the years ended 2000, 1999 and 1998, respectively. During 2000, revenues from one customer accounted for 11% of the Company's revenue. During 1999 and 1998, no individual customer exceeded 10% of revenues.

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

INTERNAL USE SOFTWARE

Under the provisions of SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company capitalizes costs incurred in developing or obtaining internal use software. No software has been developed internally for internal use. At December 31, 2000 unamortized software costs from purchased software totaled $600,000, net of accumulated amortization of $253,000, which is included in furniture and equipment (see Note 2).

                   PaySys International, Inc. and Subsidiaries

SOFTWARE COMPUTER COSTS

The Company conforms with the requirements of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed", which requires capitalization of costs incurred in developing new software products once technological feasibility, as defined, has been achieved. Costs of maintaining existing software and research and development costs are otherwise expensed as incurred. No software development costs were capitalized in 2000, 1999 or 1998. The Company records amortization of capitalized software development costs using the greater of 1) the ratio of current sales to total expected sales for a product or 2) the straight-line method over the estimated economic life of the related product (currently three years). Amortization of software development costs totaled $48,000, $252,000, and $357,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

SFAS No. 86 also allows for the capitalization of purchased software. In 1999, the Company entered into an agreement to terminate a previously existing royalty agreement. The original agreement provided for royalty payments based on the sale of a particular component of the Company's product. The termination agreement assigns all rights to that component to the Company. The net amount of the agreement, $1,818,000, is included in computer software costs and is being amortized over five years, the estimated economic life of the product. Amortization of such costs totaled $364,000 and $182,000 for the years ended December 31, 2000 and 1999, respectively, and is included in Cost of License Fees.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Deferred income taxes relate to the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                   PaySys International, Inc. and Subsidiaries

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", provides an alternative to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for stock-based compensation issued to employees. The Company accounts for stock option grants in accordance with APB 25 and has elected the pro forma disclosure alternative of the effect of SFAS No. 123.

ADVERTISING COSTS

During 2000, 1999, 1998 the Company expensed advertising costs of $359,000, $143,000, and $143,000, respectively. Advertising costs are expensed as incurred.

RECLASSIFICATION

Certain amounts reported in the 1998 and 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation.

2. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following:

                                                                          DECEMBER 31
                                                                   2000                 1999
                                                           ------------------------------------------
                                                                        (In thousands)
      Furniture and equipment:
        Office furniture and equipment                           $   1,974            $   1,313
        Computer equipment and software                              5,983                4,808
        Computer equipment under capital lease                       1,560                1,565
                                                           ------------------------------------------
                                                                     9,517                7,686
        Less allowances for depreciation and
          amortization                                              (6,213)              (4,750)
                                                           ------------------------------------------
                                                                 $   3,304            $   2,936
                                                           ==========================================

                   PaySys International, Inc. and Subsidiaries

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers its cash and cash equivalents, accounts receivable, short-term and long-term debt and capital lease obligations to be its only significant financial instruments and believes that the carrying amounts of these instruments approximate their fair value. The carrying amount of long-term debt approximates fair value based on current interest rates available to the Company for debt instruments with similar terms, degree of risk and remaining maturities. The remaining financial instruments approximate fair value based on their short-term nature.

4. LONG-TERM DEBT AND LEASES

Long-term debt and capital lease obligations consist of the following:

                                                                            DECEMBER 31
                                                                       2000             1999
                                                                 -----------------------------------
                                                                           (In thousands)
12.5% Note payable due May 15, 2006 (1)                                $15,000          $15,000
Less discount                                                           (2,342)          (2,785)
                                                                 -----------------------------------
                                                                        12,658           12,215

Loan from product development joint venture due
   August 31, 2002, no interest (2)                                         --              550

Other debt                                                                  --               52

Capital lease obligations, various imputed interest rates and
   monthly payments                                                        161              294
                                                                 -----------------------------------
                                                                        12,819           13,111
Less current portion                                                      (100)            (733)
                                                                 -----------------------------------
                                                                       $12,719          $12,378
                                                                 ===================================

                   PaySys International, Inc. and Subsidiaries

(1) This note is secured by a lien on equipment, accounts receivable and software and related material. The lender was granted warrants to purchase 999,563 shares of the Company's common stock, exercisable at $.01 per share (see Note 7). The stated interest rate combined with the amortization of discount allocated to the fair value of the warrants results in a 15.5% effective interest rate. Beginning in June 2003 and continuing each quarter through March 2006, the Company must redeem $1,250,000 in aggregate principal plus accrued and unpaid interest. Redemption of the outstanding principal amount of the note, including accrued and unpaid interest, is required upon the closing of an initial public offering resulting in at least $25 million in proceeds, a change in control or a qualified disposition, as defined by the note. In January of 2000 the lender exercised the referenced warrants and received 996,338 shares of the Company's common stock (net of exercise costs settled in shares).

(2) In 1999, the Company entered into a software development joint venture agreement for a specific project, whereby the Company could borrow fifty percent of the associated development cost, up to $600,000, from the co-developer. The loan was non-interest bearing and repayment was due by the earlier of August 31, 2002 or as future revenue was recognized from the sales of the jointly developed product. In December 2000, this agreement was modified whereby the third party provided for 100% funding for all development costs up to $1,200,000, thus relieving this loan obligation. The modification requires the Company to be responsible for all additional development costs. In addition, revised revenue sharing methodology was established concurrently. As of December 31, 2000, approximately $3,400,000 has been incurred on this project. The $600,000 and $600,000 received from the third-party in the years ended 2000 and 1999, respectively, is reflected in the statement of operations as license revenue.

                   PaySys International, Inc. and Subsidiaries

The Company's notes payable and long-term debt agreements contain covenants restricting additional borrowings, the incurrence of liens on assets, the acquisition and disposition of assets, capital expenditures, distributions to shareholders and certain financial restrictions.

Under a sublease agreement, the Company leases office space from Quadram Corporation ("Quadram"), a wholly owned subsidiary of Intelligent Systems Corporation (ISC). ISC and the chairman of ISC are shareholders of the Company. The lease began in 1996 and ends November 2002 (subject to earlier termination if Quadram's lease is terminated). Rental expense under this agreement was $460,000, $342,000, and $310,000 for 2000, 1999, and 1998, respectively.

Total rental expense was $3,214,000, $2,861,000, and $2,784,000 for 2000, 1999,
and 1998, respectively.

Required payments by year for long-term debt, capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year at December 31, 2000, were as follows:

                                                     LONG-TERM          CAPITAL         OPERATING
YEAR ENDING DECEMBER 31,                               DEBT             LEASES            LEASES
------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
2001                                                  $      --            $112             $2,429
2002                                                         --              62              1,502
2003                                                      3,750              --                133
2004                                                      5,000              --                112
2005 and beyond                                           6,250              --                159
                                                 -----------------------------------------------------
                                                         15,000             174              4,335
Less amounts representing interest and discounts
                                                         (2,342)            (13)                --
                                                 -----------------------------------------------------
                                                        $12,658            $161             $4,335
                                                 =====================================================

                   PaySys International, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES

LINE OF CREDIT

On October 19, 1999, the Company entered into a $5 million revolving line of credit facility with a financial institution. Borrowings under the facility at December 31, 1999 were $1,067,000 and are included in other current liabilities due to the revolving nature of repayment. In December 2000, the revolving line of credit facility was cancelled and the outstanding amount on the line of credit was repaid in full through proceeds from the $1,500,000 promissory note from existing investors as described under Short Term Notes Payable.

SHORT TERM NOTES PAYABLE

In July 2000, the Company issued convertible subordinated notes ("Notes") to a group of existing investors for a total of $4,500,000 in cash. The Notes bear interest at 8% per annum. Interest and principal were due on the earlier of December 31, 2000, the closing date of Maker's first Triggering Financing (as defined in the Notes), or the occurrence of an Event of Default (as defined in the Notes). The Notes were convertible into the Company's Series A-2 preferred stock upon a Triggering Event (as defined in the Note Purchase Agreement) on or before December 31, 2000 in an amount equal to the Conversion Amount divided by the Alternative Per Share Price (as defined in the Note Purchase Agreement), or if A-2 preferred shares are not available or designated at the conversion date, the Notes may be converted into notes bearing interest of 12% beginning
January 1, 2001. The stated interest rate combined with the amortization of discount allocated to fair value of the beneficial conversion feature (see
Note 7) results in a 50% effective interest rate.

In January 2001, the Company cancelled the Note Purchase Agreement and the Notes and issued revised notes and a revised Note Purchase Agreement effective July 2000 ("New Notes"), whereby the interest rate was retroactively increased to 50% per annum from the effective date of the original convertible subordinate notes and the conversion feature of the Notes was cancelled (see Note 11). Principal and interest on the New Notes are due on demand on or after February 28, 2001, subject to the terms in the amended Note Purchase Agreement.

                   PaySys International, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

SHORT TERM NOTES PAYABLE (CONTINUED)

In September 2000, the Company issued a promissory note to an existing investor ("the Investor") in exchange for $2,000,000 in cash. Interest is accrued at 12% per annum and accrued interest and principal are due on demand on or after October 31, 2000. In December 2000, the Company issued an additional promissory note to the Investor in exchange for $1,500,000 in cash. Interest is accrued at 50% per annum and accrued interest and principal are due on demand on or after January 12, 2001. In January 2001, the Company cancelled the two promissory notes and reissued revised promissory notes effective on the original promissory notes respective issuance dates, whereby interest is accrued at 50% and principal and accrued interest are due on demand on or after February 28, 2001 (see Note 11).

ROYALTY AGREEMENT

In 1998, the Company executed an agreement to terminate a royalty agreement that had previously been in place as a result of a software development agreement entered into by the Company and a customer.

The Company had been required in the initial period of the original agreement to pay 10% of any sale, license or other grant of right to use the product that totaled less than $1,000,000 and 15% of any sale, license or other grant of right to use the product that totaled more than $1,000,000. The fees were to increase incrementally each year until paid in full. The entire amount that would have been owed was capped at $6,027,000. In settlement, the Company issued a note payable of $4,694,000 and incurred a one-time expense in 1998 of $4.3 million. The outstanding balance at December 31, 1998 of $4,444,000 was repaid in 1999.

                   PaySys International, Inc. and Subsidiaries

SOFTWARE LICENSE AGREEMENT

In 1999, the Company entered into a software license agreement whereby the Company purchased approximately $675,000 of software for internal use. The terms of the agreement require the Company to pay for the license in equal monthly installments through August 31, 2001. As of December 31, 2000 the remaining balance of $196,000 is included in the balance sheet in other current liabilities.

DEVELOPMENT AND DISTRIBUTION AGREEMENT

In 2000, the Company entered into a development and distribution agreement whereby the Company purchased approximately $93,000 of software for internal use. The terms of the agreement require the Company to pay an annual distribution fee of $30,000 annually for four year effective March 31, 2001.

LEGAL MATTERS

The Company is a party to various legal proceedings and is involved in various unasserted claims and assessments that have arisen in the normal course of its business. In the opinion of management, these actions will not have a material adverse effect on the Company's consolidated financial statements.

                   PaySys International, Inc. and Subsidiaries

6. INCOME TAXES

The provisions for income taxes for 2000, 1999 and 1998 are as follows:

                                            YEAR ENDED DECEMBER 31
                                        2000         1999        1998
                                       -------------------------------
                                                (In thousands)
Current tax expense:
   Federal                             $  --         $ --        $ --
   Foreign                                (5)         270         188
   State                                  --           --          --
                                       -------------------------------
Total current                             (5)         270         188

Deferred tax expense (benefit):
   Federal                                --           --          --
   Foreign                                --           --          --
   State                                  --           --          --
                                       -------------------------------
Total deferred                            --           --          --
                                       -------------------------------
                                       $  (5)        $270        $188
                                       ===============================

Income tax expense for the year ended December 31, 2000 relates to a foreign tax credit. No additional income tax expense has been recorded for the year ended December 31, 2000 due to the Company's loss for the period and the related net operating loss carryforward position.

                   PaySys International, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

A reconciliation of the statutory U.S. income tax rate to the effective income tax rate is as follows:


                                                       YEAR ENDED DECEMBER 31
                                                   2000         1999         1998
                                                ---------------------------------
                                                          (In thousands)
Tax (benefit) at statutory federal rate         $(8,234)      $ (488)     $(1,692)
State taxes, net of federal benefit                (264)         (38)        (131)
Foreign tax credits                                 (23)        (270)        (274)
Foreign withholding taxes                            17          190          188
Foreign operations not subject to U.S. tax           69           80           50
Meals and entertainment                             112           40           74
Increase in other tax credits                      (530)        (423)          --
Other-net                                            63         (144)        (189)
Change in valuation allowance                     8,785        1,323        2,162
                                                ---------------------------------
Total income tax (benefit) expense              $    (5)      $  270         $188
                                                =================================

                   PaySys International, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Components of U.S. deferred tax assets (liabilities) are as follows:

                                                           DECEMBER 31
                                                  2000          1999        1998
                                               -----------------------------------
                                                          (In thousands)

Deferred tax assets:
   Net operating loss carryforwards            $ 14,859     $  6,217     $  5,591
   Accruals not deductible for tax purposes       2,254        2,532        2,629
   General business credit carryforwards          2,578        2,070        1,567
   Foreign tax credit carryforwards                 491          506          316
   Minimum tax credit carryforwards                 213          213          213
   Property and equipment, principally due to
     depreciation                                    --           15            9
                                                ---------------------------------
Total gross deferred tax assets                  20,395       11,553       10,325

Deferred tax liability:
   Property and equipment, principally due to
     depreciation                                   (75)          --           --
   Amortization of intangibles                       --          (18)        (113)
                                                ---------------------------------
Total gross deferred tax liabilities                (75)         (18)        (113)

Less valuation allowance                        (20,320)     (11,535)     (10,212)
                                                ---------------------------------
Net deferred tax asset                          $    --     $     --     $    --
                                                =================================


At December 31, 2000, the Company had general business and foreign tax carryforwards which expire in 2001 through 2015 and AMT credit carryforwards available to offset future federal income tax liabilities totaling approximately $213,000. The Company has net federal loss carryforwards of $37,477,000 generated through December 31, 2000 for federal income tax purposes that expire at various dates between 2012 through 2020.

                  PaySys International, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

In addition, the Company's foreign subsidiaries had cumulative losses of $3,350,000 at December 31, 2000. The tax benefits of these credit carryforwards and net operating loss carryforwards can be realized only through their application to taxable income arising from future successful operations of the Company. These credit and net operating loss carryforwards may be subject to certain limitations under Section 382 in the event of an ownership change. Due to the uncertainty of the Company's ability to fully realize the benefits of the credit and net operating loss carryforwards, a valuation allowance has been recorded against net deferred tax assets. When recognized, the tax benefit of those items will be applied to reduce future income tax amounts.

7. SHAREHOLDERS' EQUITY

WARRANTS

In connection with a financing agreement entered into with Capital Resource Partners IV, L.P. and CRP Investment Partners IV, L.L.C. on April 15, 1999, the Company issued warrants to purchase an aggregate of 999,563 shares of the Company's common stock at an exercise price of $.01 per share. In the event of a change in control or an event of default, as defined, or within one year of the redemption of all outstanding shares of Series A-1 Preferred Stock, the holder or holders of the warrants have the right to put the warrants to the Company at the then current fair market value of the shares underlying the warrants. The warrants were valued at approximately $3.1 million, which has been recorded as a discount to the related debt and redeemable stock purchase warrants. The discount is amortized to interest expense over eighty-four months, the term of the debt. The related interest expense in 2000 and 1999 was approximately $445,000 and $300,000, respectively. Warrants issued under the agreement expire on the earlier of (a) a qualified IPO or (b) the later of April 15, 2006 or such time as all principal and interest on the notes is paid in full. The warrants may either be exercised in full, partially, or through a net issue election, as defined. Warrant holders have certain rights to purchase future subordinated debt issued by the Company, according to their pro-rata holdings of warrants and warrant shares to total stock outstanding. In January 2000, these warrants were exercised and 994,346 shares of common stock were issued (net of exercise price settled in shares).

                  PaySys International, Inc. and Subsidiaries

7. SHAREHOLDERS' EQUITY (CONTINUED)

WARRANTS (CONTINUED)

In connection with a financing agreement entered into with Sirrom Capital, L.P. (Sirrom) on September 26, 1997, the Company issued warrants to purchase 37,660 shares of the Company's common stock at an exercise price of $.002 per share which were fully exercisable and outstanding at December 31, 1997. The warrant was valued at approximately $307,000. If the debt remained outstanding for certain periods during the term of the financing arrangement the Company was required to issue warrants to purchase additional shares of common stock. During 1999 and 1998, the Company issued warrants to purchase 9,560 and 47,500, respectively additional shares at $0.002 per share and valued these additional warrants at approximately $30,000 and $147,000, respectively. Of the additional warrants 57,060 were fully exercisable and outstanding during 2000 and 1999, respectively. Warrants issued under this financing agreement provide the holder of the warrant the right and option to sell to the Company the warrants for a period of thirty days immediately prior to the expiration of the warrant, at a purchase price equal to the fair market value of the shares of common stock that would be issued upon exercise of the warrant. In December 2000, 94,720 warrants were exercised by Sirrom in exchange for an equal amount of shares of the Company's common stock.

BENEFICIAL CONVERSION FEATURE OF SHORT TERM NOTES PAYABLE

The Notes described in Note 4 included a beneficial conversion feature for conversion into capital stock. The $890,000 value of the beneficial conversion feature has been recorded as a discount on the Notes and was amortized to interest expense over the terms of the notes payable.

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

                  PaySys International, Inc. and Subsidiaries

7. SHAREHOLDERS' EQUITY (CONTINUED) (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

Pro forma information regarding net income (loss) is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its stock-based awards to employees granted subsequent to December 31, 1994 under the fair value method prescribed by that statement. The fair value for these awards were estimated at the date of grant using the minimum value method with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 5.5% for 1998, 6.0% for 1999; and 6.4% for 2000, no dividend yield; and a weighted-average expected life of the awards of 7 years. The weighted average fair value of awards granted during 2000, 1999 and 1998 was $.67, $1.10, and $.93 per share, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                            DECEMBER 31
                            2000               1999              1998
                          --------------------------------------------
                                          (In thousands)
Net loss                  $24,387           $(1,824)           $(5,255)

                  PaySys International, Inc. and Subsidiaries

7. SHAREHOLDERS' EQUITY (CONTINUED) (CONTINUED)

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

In October 1997, the Company adopted the 1997 Stock Incentive Plan (the "1997 Plan"). The 1997 Plan allowed for the granting of options for up to 411,250 shares of common stock to employees, non-employee directors, consultants and other vendors. In 1999, the 1997 Plan was amended to increase the number of options by 932,835, or a total of 1,344,085. Stock options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted with exercise prices of no less than the fair market value. The options expire 10 years from the date of grant. Options may be granted with different vesting terms but generally provide for vesting equally over a four-year period.

                  PaySys International, Inc. and Subsidiaries

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

The following table summarizes option activity for 2000, 1999 and 1998 under the Company's stock option plans.


                                                                                  WEIGHTED
                                                            EXERCISE PRICE         AVERAGE
                                                 SHARES         RANGE          EXERCISE PRICE
                                                ---------------------------------------------
Outstanding at December 31, 1997                1,058,085     $0.80-3.10           $1.30
   Granted                                        339,000        3.10               3.10
   Exercised                                       (8,335)       3.10               3.10
   Expired                                        (81,250)       3.10               3.10
                                                ---------------------------------------------
Outstanding at December 31, 1998                1,307,500     $0.80-3.10           $1.64
   Granted                                        193,500        3.10               3.10
   Exercised                                      (75,000)     0.80-3.10            1.11
   Expired                                       (153,938)       3.10               3.10
                                                ---------------------------------------------
Outstanding at December 31, 1999                1,272,062     $0.80-3.10           $1.72
   Granted                                        889,000        3.10               3.10
   Exercised                                     (250,877)       3.10               3.10
   Expired                                       (233,727)       3.10               3.10
                                                ---------------------------------------------
Outstanding at December 31, 2000                1,676,458     $0.80-3.10           $2.48
                                                =============================================

Exercisable at December 31, 1998                  796,581     $0.80-$3.10          $1.24
Exercisable at December 31, 1999                  844,859     $0.80-$3.10          $1.47
Exercisable at December 31, 2000                  775,185     $0.80-$3.10          $1.88

Options outstanding at $.80 per share totaled 572,020 of which 410,080 were exercisable at December 31, 2000. The weighted average remaining contractual life of options exercisable at $.80 per share was five years at December 31, 2000. Options outstanding at $3.10 per share totaled 1,104,438 of which 365,105 were exercisable at December 31, 2000. The weighted average remaining contractual life of options exercisable at $3.10 per share was nine years at December 31, 2000.

                  PaySys International, Inc. and Subsidiaries

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK-BASED AWARDS TO EMPLOYEES (CONTINUED)

In addition to the stock option plans described above, the Company has issued warrants to purchase common stock to employees. During 1995, the Company issued to each of two individuals warrants to purchase 52,675 shares of common stock at an exercise price of $.60 per share. These warrants, which expire in December 2005, become exercisable equally over a two-year and three-year vesting period. In April and June 1997, 35,000 shares of common stock were issued pursuant to the partial exercise of one of these warrants and the remainder of the warrant to purchase 17,675 shares of common stock was canceled in September 1997. In March 2000, the remaining warrants were exercised and 52,675 shares of common stock were issued.

In 1996, the Company issued warrants to two employees to purchase 1,104,110 shares of common stock exercisable at a price per share based on $50,000,000 divided by the number of shares outstanding at the exercise date. These warrants were exercisable upon achievement of certain milestones and expire in February 2003. Effective August 5, 1997, the Company amended these warrants. The amendment fixed the exercise price of the warrants at $4.80 per share, and the warrants became fully exercisable as of the amendment date. As a result of amending the warrants, the Company recorded compensation expense of $3,708,000 in 1997 for the difference between the exercise price and estimated fair value per share at the amendment date. In 1999, these warrants were canceled in exchange for full recourse notes receivable, totaling $3,423,000, and the issuance of 1,104,110 shares of common stock. The notes bear interest at 5% per annum payable on April 30, 2001 and annually thereafter. The notes are due on the earlier of (a) September 30, 2004 or (b) one year after the date of an initial public offering or any other sale or transfer of securities of the Company, as defined in the agreement. The December 31, 2000 notes receivable balance is included in shareholders' equity.

At December 31, 2000, a total of 4,878,311 shares of the Company's common stock were reserved for the exercise of outstanding stock options and conversion of convertible preferred stock.

                  PaySys International, Inc. and Subsidiaries

7. SHAREHOLDERS' EQUITY (CONTINUED)

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

8. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Profit Sharing Plan (the "Plan") for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of the month following hire. Effective July 1, 1998 the Company amended the plan to provide for an employer matching contribution equal to 20% of up to 6% of eligible compensation deferred by the employee. Prior to this amendment, employer contributions were discretionary. Effective January 1, 2000 the Company amended the plan to provide for an employer matching contribution equal to 100% of up to 3% of the eligible compensation deferred by the employee. The Company's contribution vests in even increments over a five-year period. Contribution expense related to the Plan during 2000, 1999 and 1998 was $480,000, $219,000 and $194,000 respectively.

                  PaySys International, Inc. and Subsidiaries

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

                  PaySys International, Inc. and Subsidiaries

9. SEGMENTS AND GEOGRAPHICAL INFORMATION (CONTINUED)

Information about the Company's operations by geographic area is as follows:


                                             2000            1999           1998
                                          ----------------------------------------
                                                        (In thousands)
UNITED STATES

Revenues:
  License fees                            $ 12,215        $ 19,789        $ 18,385
  Service                                   21,542          25,144          23,443
                                          ----------------------------------------
Total revenues                              33,757          44,933          41,828

Interest income                                361             211             108
Interest expense                            (3,978)         (2,554)         (1,279)
Depreciation and amortization               (1,870)         (1,577)         (1,783)
Income tax expense                             (17)             --        $     --
Income (loss) before income taxes          (24,441)         (1,150)       $ (4,826)
Long-lived assets                            4,423           4,593        $  2,571
Total segment assets                        12,637          22,702        $ 17,148
Expenditures for long-lived assets           1,536           3,371        $    757

FOREIGN OPERATIONS
Revenues:
  License fees                                  --              --        $     --
  Service                                    6,720           5,135           4,077
                                          ----------------------------------------
Total revenues                               6,720           5,135        $  4,077

Interest income                                  8               8        $     10
Interest expense                                --              (1)       $     --
Depreciation and amortization                  (67)           (151)       $    (88)
Income tax benefit (expense)                    22            (270)       $   (188)
Income (loss) before income taxes              179            (286)       $   (149)
Long-lived assets                              555             367        $    434
Total segment assets                         1,088           1,187        $    709
Expenditures for long-lived assets             357             168        $    467

                  PaySys International, Inc. and Subsidiaries

9. SEGMENTS AND GEOGRAPHICAL INFORMATION (CONTINUED)

Export sales were $28.3 million, $30.6 million, and $27.6 million in 2000, 1999, and 1998, respectively. Such revenues were derived principally from Australia, New Zealand, Canada, Europe, West Indies, South Africa and South America. Accounts receivable (billed and unbilled) arising from foreign revenues total $7.2 million and $8.1 million as of December 31, 2000 and 1999, respectively.

10. SUPPLEMENTAL CASH FLOW INFORMATION

The following is a summary of non-cash transactions and additional cash flow information:


                                                      FOR THE YEAR ENDED DECEMBER 31
                                                    2000          1999           1998
                                                   ----------------------------------
                                                             (In thousands)
Furniture and equipment acquired under
  capital lease obligations                        $   --        $   46        $  382
                                                   ==================================
Relief of loan from negotiated cost-sharing
 agreement
                                                   $  550        $   --        $   --
                                                   ==================================
Cash paid for interest                             $1,723        $2,010        $1,303
                                                   ==================================
Cash paid for income taxes                         $   17        $  247        $  188
                                                   ==================================

11. SUBSEQUENT EVENTS

On January 11, 2001 the existing $4,500,000 of convertible notes and Note Purchase Agreement and $3,500,000 of demand notes described in Note 5 under the subheading Short Term Financing were cancelled and exchanged for unsubordinated, non-convertible demand notes with an interest rate of 50%. The notes described above have the same principal amount and issuance date of the originally issued notes. Principal and accrued interest are due on demand on or after February 28, 2001.

As part of the revised Note Purchase Agreement dated January 11, 2001, an additional $4,000,000 of notes were issued on January 11, 2001. Interest accrues at 50%. Principal and accrued interest are due on demand on or after February 28, 2001.

                  PaySys International, Inc. and Subsidiaries

11. SUBSEQUENT EVENTS (CONTINUED)

On March 17, 2001 the Company signed a definitive agreement to be acquired in a cash transaction for $135 million including payment of debt. Certain proprietary technology will be spun out to shareholders immediately prior to the acquisition. Several contractual modifications, assignments, and dispute resolutions need to be completed as conditions to closing. In addition, certain governmental approvals, corporate governance transactions, personnel and shareholder-related actions are required.

To the Board of Directors
VISaer, Inc. and Subsidiaries
100 Fordham Road
Wilmington, Massachusetts  01887

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of VISaer, Inc. and Subsidiaries (the Company) as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of VISaer (UK) Ltd. and VISaer (IRL) Ltd., wholly owned subsidiaries, which statements reflect total assets of $817,198 and $6,198 as of December 31, 2000, respectively, and total revenues of $488,841 and $249,360, for the five months and year then ended, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and in our opinion, insofar as it relates to the amounts included for VISaer (UK) Ltd. and VISaer (IRL) Ltd., are based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VISaer, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




Moody, Famiglietti & Andronico, LLP
February 27, 2001

CONSOLIDATED BALANCE SHEET                         VISAER, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


DECEMBER 31                                                                                        2000
----------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
     Cash                                                                                     $    168,926
     Accounts Receivable, Net of Allowance for Doubtful Accounts of $15,000                        837,927
     Prepaid Expenses and Other Current Assets                                                      29,314
----------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             1,036,167

Property and Equipment, Net of Accumulated Depreciation (Note 2)                                   206,647
Other Assets                                                                                        50,577
----------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                  $  1,293,391
                                                                                              ============


LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Notes Payable - Stockholders (Note 12)                                                   $    263,750
     Accounts Payable                                                                              824,189
     Accrued Expenses                                                                            1,067,183
     Deferred Revenues                                                                           1,017,601
     Deferred Gain (Note 7)                                                                      4,564,325
     Current Maturities of Capital Lease Obligations (Note 3)                                       57,137
----------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        7,794,185

Notes Payable - Stockholders (Note 12)                                                           2,267,856
Capital Lease Obligations, Net of Current Maturities (Note 3)                                       44,606
Deferred Rent                                                                                      108,231
Deferred Income Taxes (Note 4)                                                                     211,525
----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                               10,426,403
----------------------------------------------------------------------------------------------------------

Redeemable Convertible Preferred Stock:
     Series A Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       1,881,721 Shares Authorized; 1,523,298 Shares Issued and Outstanding
       at Redemption Value; Liquidation Preference of $4,250,000 (Note 10)                       4,250,000
     Series B Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       1,628,700 Shares Authorized, Issued and Outstanding at Redemption
       Value; Liquidation Preference of $879,500 (Note 10)                                         879,500
     Series C Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       337,331 Shares Authorized, No Shares Issued and Outstanding (Note 10)                            --
     Series D Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       369,125 Shares Authorized; 33,556 Shares Issued and Outstanding at Redemption
       Value, Net of Unaccreted Discount of $20,294; Liquidation Preference
       of $49,327 (Note 10)                                                                         29,033
----------------------------------------------------------------------------------------------------------
Total Redeemable Convertible Preferred Stock                                                     5,158,533
----------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
     Common Stock:  $0.001 Par Value; 15,000,000 Shares Authorized;
        965,189 Shares Issued and Outstanding                                                          965
     Additional Paid-in Capital                                                                  4,689,522
     Accumulated Deficit                                                                       (18,934,603)
     Accumulated Other Comprehensive Deficit                                                       (47,429)
----------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                                 (14,291,545)
----------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY        $  1,293,391
                                                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS               VISAER, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


For the Year Ended December 31                            2000
--------------------------------------------------------------

Revenues:
     Software Licenses                            $  3,113,159
     Maintenance and Support Services                8,094,870
     Hardware Equipment Sales                          544,118
--------------------------------------------------------------
Total Revenues                                      11,752,147
--------------------------------------------------------------

Cost of Revenues:
     Software Licenses                                 680,477
     Maintenance and Support Services                4,619,525
     Hardware Equipment Sales                          445,975
--------------------------------------------------------------
Total Cost of Revenues                               5,745,977
--------------------------------------------------------------

Gross Profit                                         6,006,170
--------------------------------------------------------------

Operating Expenses:
     Research and Development                        3,415,907
     Selling and Marketing                           3,206,936
     General and Administrative                      2,140,493
--------------------------------------------------------------
Total Operating Expenses                             8,763,336
--------------------------------------------------------------

Loss from Operations                                (2,757,166)
--------------------------------------------------------------

Other Income (Expense):
     Gain on Sale of Product Line (Note 7)           2,926,114
     Interest Expense                                 (708,504)
     Other Expense                                     (69,297)
     Other Income                                       26,154
--------------------------------------------------------------
Total Other Income                                   2,174,467
--------------------------------------------------------------

Net Loss                                          $   (582,699)
                                                  ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS      VISAER, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


FOR THE YEAR ENDED DECEMBER 31                           2000
-------------------------------------------------------------

Net Loss                                            $(582,699)

Other Comprehensive Loss:
     Foreign Currency Translation Adjustment          (52,778)
-------------------------------------------------------------

Total Comprehensive Loss                            $(635,477)
                                                    =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE
PREFERRED AND STOCKHOLDERS' DEFICIENCY             VISAER, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                               REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                      ------------------------------------------------------------------------------------------
                                      CONVERTIBLE PREFERRED  CONVERTIBLE PREFERRED  CONVERTIBLE PREFERRED CONVERTIBLE PREFERRED
                                             SERIES A               SERIES B               SERIES C              SERIES D
                                      ---------------------- ---------------------- --------------------------------------------
                                       NUMBER    $.001 PAR    NUMBER    $.001 PAR    NUMBER    $.001 PAR   NUMBER    $.001 PAR
                                      OF SHARES    VALUE     OF SHARES    VALUE     OF SHARES    VALUE    OF SHARES    VALUE
                                      ---------------------- ---------------------- --------------------------------------------
Balance as of December 31, 1999       1,881,721  $ 5,250,000 1,628,700   $ 879,500    337,331  $2,250,000   369,125   $  790,768

Exercise of Stock Options                     -            -         -           -          -           -         -            -
Accretion of Series D
     Convertible Preferred Stock              -            -         -           -          -           -         -      287,250
Repurchase of Convertible
     Preferred Stock                   (358,423)  (1,000,000)        -           -   (337,331) (2,250,000) (335,569)  (1,048,985)
Issuance of Common Stock
     Warrants                                 -            -         -           -          -           -         -            -
Net Loss                                      -            -         -           -          -           -         -            -
Foreign Currency Translation
     Adjustment                               -            -         -           -          -           -         -            -
                                      -------------------------------------------------------------------------------------------
                                      -------------------------------------------------------------------------------------------

Balance as of December 31, 2000       1,523,298  $ 4,250,000 1,628,700   $ 879,500          -  $        -    33,556   $   29,033
                                      ====================== ====================== ============================================

                                                              STOCKHOLDERS' DEFICIENCY
                                  ---------------------------------------------------------------------------
                                      COMMON STOCK                     FOREIGN
                                  ---------------------- ADDITIONAL   CURRENCY                     TOTAL
                                   NUMBER    $.001 PAR     PAID-IN   TRANSLATION  ACCUMULATED   STOCKHOLDERS'
                                  OF SHARES    VALUE       CAPITAL   ADJUSTMENT     DEFICIT      DEFICIENCY
                                  ---------------------- -------------------------------------- -------------
Balance as of December 31, 1999   958,146    $    958   $  318,677   $   5,349  $(18,064,654)  $(17,739,670)

Exercise of Stock Options           7,043           7        2,218           -             -          2,225
Accretion of Series D
     Convertible Preferred Stock        -           -            -           -      (287,250)      (287,250)
Repurchase of Convertible
     Preferred Stock                    -           -    4,298,984           -             -      4,298,984
Issuance of Common Stock
     Warrants                           -           -       69,643           -             -         69,643
Net Loss                                -           -            -           -      (582,699)      (582,699)
Foreign Currency Translation
     Adjustment                         -           -            -     (52,778)            -        (52,778)
                                ---------------------------------------------------------------------------
Balance as of December 31, 2000   965,189    $    965   $4,689,522   $ (47,429) $(18,934,603)  $(14,291,545)
                                ====================== ======================================  ============

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS               VISAER, INC. AND SUBSIDIARIES

FOR THE YEAR ENDED DECEMBER 31                                                    2000
-------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
     Net Loss                                                                 $   (582,699)
     Adjustments to Reconcile Net Loss to Net Cash Used in
        Operating Activities:
           Depreciation and Amortization                                           399,319
           Gain of Sale of Product Line                                         (2,926,114)
           Deferred Income Taxes                                                  (106,000)
           Interest Expense Capitalized to Debt                                    205,070
           Non-Cash Amortization of Debt Discount                                  191,803
           Decrease in Accounts Receivable                                       4,342,214
           Increase in Prepaid Expenses and Other Current Assets                  (226,323)
           Increase in Other Assets                                                (50,577)
           Increase in Accounts Payable                                          1,145,298
           Decrease in Accrued Expenses                                           (539,585)
           Decrease in Deferred Revenues                                        (2,854,414)
           Decrease in Deferred Rent                                               (15,854)
-------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                           (1,017,862)
-------------------------------------------------------------------------------------------

Cash Flows Used in Investing Activities:
     Acquisition of Property and Equipment                                         (76,978)
-------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Issuance of Notes Payable - Stockholders                        905,000
     Repayments Under Line of Credit                                              (356,831)
     Principal Repayments of Capital Lease Obligations                             (49,356)
     Proceeds from Issuance of Common Stock                                          2,225
-------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          501,038
-------------------------------------------------------------------------------------------

Effect of Foreign Currency Exchange Rate Changes on Cash                            24,657
-------------------------------------------------------------------------------------------

Net Decrease in Cash                                                              (569,145)
                                                                              ------------

Cash, Beginning                                                                    738,071
                                                                              ------------

Cash, Ending                                                                  $    168,926
                                                                              ============

Supplemental Disclosures of Cash Flow Information:

     Cash Paid During the Year for:
        Interest                                                              $    289,251

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

         During the year ended December 31, 2000, the Company financed the acquisition of certain property and equipment with capital lease obligations in the amount of $48,735.

See Notes 7 and 12 for additional disclosure of non-cash investing and financing activities.

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          VISAER INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of VISaer, Inc. (the Parent) and its wholly owned subsidiaries, VISaer
(UK) Ltd., VISaer (IRL) Ltd., Visibility, Ltd. and Visibility Europe Ltd. (the Subsidiaries). On July 28, 2000, under the terms of a share purchase agreement (the Share Purchase Agreement) with a third party, the Parent effectively sold its net assets, operations and contracts relating to its Engineer-to-Order (ETO) product line of business, which included the sale of Visibility Europe, Ltd. (Note 7). Accordingly, the consolidated financial statements include the activity of Visibility Europe Ltd. and the Parents' ETO product line of business operations only through July 28, 2000. Under the terms of the Share Purchase Agreement, the Parent also sold its rights to the "Visibility" name and, as such, the Parent's name was changed from Visibility, Inc. to VISaer, Inc., effective on August 1, 2000. All significant inter-company balances and transactions of the Parent and Subsidiaries (the Company) have been eliminated in consolidation.

Reporting Entity: VISaer Inc. was originally incorporated in 1979 as a Massachusetts corporation and, effective October 25, 1996, became incorporated as a Delaware corporation. VISaer (UK), Ltd. was incorporated on June 27, 2000, as an English corporation. VISaer (IRL) Ltd. was incorporated on August 16, 1994, as an Irish corporation. Visibility, Ltd. was incorporated on May 15, 1985, as a Canadian corporation. Visibility Europe Ltd. was incorporated on September 18, 1996, as an English corporation. Through July 28, 2000, the principal business activities of the Company included the development, marketing, sale and support of an integrated line of business application software for manufacturers and aviation maintenance, repair and overhaul companies. Subsequent to the Parent's sale of its ETO product line of business on July 28, 2000 (Note 7), the Company's business activities are focused primarily toward the development, marketing, sale and support of the "VISaer", an integrated, enterprise resource planning (ERP) system suited to the specific "Service-to-Order" needs of aerospace maintenance, repair and overhaul (MRO) companies, as well as various technical records management and other consulting services. The Company's customers are located worldwide.

The Company is subject to a number of risks similar to those of other companies in a similar stage of development, such as the need to obtain adequate financing, dependence on key individuals, the need for products, and competition from other companies.

The Company has experienced losses from operations, reduction in liquidity and is in an accumulated deficit and negative working capital position. The Company also remains primary obligor as of December 31, 2000 on certain liabilities in the amount of approximately $4,500,000 assumed by a third party (the Buyer) under the Share Purchase Agreement, including certain liabilities in litigation as of December 31, 2000 (Note 7). Included in the liabilities assumed by the Buyer was the Parent's line of credit arrangement with a financial institution with a balance outstanding as of December 31, 2000 in the amount of approximately $1,600,000. This line of credit is currently in default and has been terminated by the financial institution effective March 30, 2001, at which time all outstanding obligations under the line of credit are to become due and payable (Note 8).

In regard to these conditions, the Buyer and the Company are working toward arranging a renegotiated payment plan with the financial institution for the Buyer to repay the balance outstanding under the line of credit. Also, the Company may attempt to seek a new relationship with a bank to provide the Company with additional working capital. However, there can be no assurance that the Company and the Buyer will be successful in renegotiating the terms of the line of credit, or that additional bank financing will be available or on terms favorable to the Company. Management estimates the Company's backlog as of February 27, 2001, to be approximately $2,000,000 (unaudited), which represents contracts for full systems implementations, including licensed software, services and software maintenance. The Company has developed an operating plan designed to control operating costs, increase revenues, sustain gross margins and provide for additional procedures to monitor and manage the payment of liabilities assumed by the Buyer. Through December 31, 2000, the Company's largest investors have provided funding to the Company under various equity and debt financings and have stated that they have the positive ability, intent and commitment to continue to fund or arrange sufficient funding for cash requirements that the Company may have through at least December 31, 2001.

Property and Equipment: Property and equipment are recorded at cost. Depreciation is calculated using straight-line and accelerated methods for both financial and income tax reporting purposes over the estimated useful and statutory lives of the related assets, respectively.

                                                    VISAER INC. AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   (CONTINUED):

Software Development Costs: The Company capitalizes software development costs after technological feasibility of the product has been established. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company did not capitalize software development costs during the year ended December 31, 2000, as the costs incurred after reaching technological feasibility was established were immaterial.

Deferred Rent: The Company records rent expense related to non-cancelable lease agreements based on a constant periodic rent over the term of the lease. The excess of the cumulative rent expense incurred over the cumulative amounts due under the lease agreement is deferred and recognized over the term of the non-cancelable lease.

Revenue Recognition: The Company reports under the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition". In accordance with SOP No. 97-2, the Company recognizes revenue from non-cancelable software licenses upon delivery, provided evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and no further significant obligations remain at the time of delivery. Post contract maintenance and support service fees are typically billed separately and are recognized on a straight-line basis over the life of the applicable agreement. Revenues from consulting services are recognized upon performance of the services. Revenues from equipment sales are recognized when the products are shipped. Revenues from long-term service and development contracts are recognized on the percentage of completion method.

Income Taxes: The Company reports under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), which require an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Research and Development: The Company expenses all research and development expenses as incurred.

Foreign Currency Translation: The financial statements of VISaer, (UK) Ltd. and Visibility Europe, Ltd. are translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at the current exchange rates in effect as of the balance sheet date. Common stock and additional paid-in capital are translated at historical exchange rates. Income statement accounts are translated at the average exchange rates for the related periods. Translation adjustments arising from differences in exchange rates are recorded as a separate component of stockholders' deficiency. Transaction gains and losses are recorded in the consolidated statement of operations. The functional currency of the Parent's other foreign subsidiaries, VISaer (IRL) Ltd. and Visibility, Ltd., is the U.S. dollar. Gains and losses for these subsidiaries resulting from the remeasurement of foreign currencies into U.S. dollars are recorded in the consolidated statement of operations and such amounts are immaterial.

Advertising Costs: The Company expenses advertising costs as incurred. Advertising expense incurred by the Company during the year ended December 31, 2000, amounted to $99,798.

Comprehensive Loss: Comprehensive loss consists of changes in stockholders' deficiency not related to transactions with stockholders. They include net loss and certain other comprehensive loss items that are not presented in the consolidated statement of operations, but which are recorded as a separate component of stockholders' deficiency, net of the related tax effect. As of December 31, 2000, these items of other comprehensive loss include foreign currency translation adjustments.

Use of Estimates: Management has used estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities in its preparation of the consolidated financial statements in accordance with generally accepted accounting principles. Actual results experienced by the Company may differ from those estimates.

                                                    VISAER INC. AND SUBSIDIARIES

2. PROPERTY AND EQUIPMENT:

As of December 31, 2000, property and equipment consists of the following:

Computer Equipment                   $ 248,620
Leasehold Improvements                 176,104
Telephone System                       159,021
Purchased Software                     100,293
Furniture and Fixtures                  29,281
                                     ---------
                                       713,319
Less: Accumulated Depreciation         506,672
                                     ---------

                                     $ 206,647
                                     =========

3. CAPITAL LEASE OBLIGATIONS:

The Parent is a party to various non-cancelable capital lease agreements, which expire at various dates through October, 2003. As of December 31, 2000, the total future minimum and present value lease payments due under these agreements are as follows:

 YEAR ENDED
DECEMBER 31,
     2001                                   $  67,008
     2002                                      35,061
     2003                                      13,616
                                            ---------
                                              115,685

Less: Amount Representing Interest             13,942
                                            ---------

Present Value of Net Minimum Lease
    Payments                                  101,743

Current Maturities of Capital Lease
    Obligations                                57,137
                                            ---------

Capital Lease Obligations, Net of
    Current Maturities                      $  44,606
                                            =========

4. INCOME TAXES:

The provision for income taxes during the year ended December 31, 2000, consists of the following:

Current           $  106,000
Deferred            (106,000)
                  ----------

                  $       --
                  ==========

As discussed in Note 1, the Company reports under the provisions of SFAS 109. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The temporary differences, which give rise to a significant portion of the Company's deferred income taxes as of December 31, 2000, are as follows:

Deferred Tax Liabilities                        $    211,525
                                                ============

Deferred Gain                                   $  1,845,000
Net Operating Loss Carryforwards                   2,331,000
Tax Credits                                        1,494,000
Deferred Rent                                         44,000
Other Deferred Tax Assets                             34,000
                                                ------------
                                                   5,748,000
Less: Valuation Allowance                         (5,748,000)
                                                ------------

Total Deferred Tax Assets                       $         --
                                                ============

The valuation allowance as of December 31, 2000, relates to the uncertainty of realizing the tax benefits of the deferred tax assets. Nonetheless, some, if not all, of these deferred tax assets may be available to offset any deferred tax liabilities as they become otherwise payable.

As of December 31, 2000, the Company has federal and foreign net operating loss carryforwards of approximately $4,300,000 and $2,700,000, respectively. The Parent also has federal and state tax credit carryforwards of approximately $949,000 and $825,000, respectively. Section 382 of the Internal Revenue Code and the tax laws of certain foreign jurisdictions contain provisions that could place limitations on the utilization of these net operating loss carryforwards and tax credits in the event of a change in ownership, as defined.

                                                    VISAER INC. AND SUBSIDIARIES

5. RETIREMENT PLAN:

The Parent maintains a 401(k) retirement plan covering substantially all of its employees. The plan allows each employee participant an election to defer a percentage of their compensation up to the maximum allowed for federal income tax purposes. The Parent contributes 25% of the employee's contribution, up to a maximum of 6% of each participant's salary. Contributions may be suspended at the option of the Parent's Board of Directors. During the year ended December 31, 2000, the Parent contributed approximately $64,000 into the plan.

6. OPERATING LEASE COMMITMENTS:

The Company leases certain facilities, vehicles and equipment under non-cancelable lease agreements expiring through July 2004, as well as certain facilities under tenant-at-will agreements. The Parent subleases certain space in its Wilmington, Massachusetts facility under a tenant-at-will agreement. During the year ended December 31, 2000, lease expense incurred by the Company under these lease agreements, net of sublease rental income, amounted to $391,638.

Future minimum lease payments due under these non-cancelable lease agreements as of December 31, 2000, are as follows:

 YEAR ENDED
DECEMBER 31,
------------
     2001             $   332,953
     2002                 320,569
     2003                 313,465
     2004                 153,182
                      -----------

                      $ 1,120,169
                      ===========

7. SALE OF PRODUCT LINE:

On July 27, 2000, the Parent formed a new wholly owned subsidiary, ETO, Inc. and on June 27, 2000, it's former wholly owned subsidiary, Visibility Europe, Ltd. also formed a new subsidiary, Tribonium, Inc. In connection with the formation of ETO, Inc., the Parent contributed, at book value, all of its operational assets and liabilities relating to its ETO product line of business into ETO, Inc. In connection with the formation by Visibility Europe, Ltd. of Tribonium, Inc., Visibility Europe, Ltd. contributed, at book value, all of its non-ETO product line of business operational assets and liabilities into Tribonium, Inc. Subsequent to such transfer of assets and liabilities, 100% of the stock of Tribonium, Inc. was spun off from Visibility Europe, Ltd. to the Parent. On July 27, 2000, the name of Tribonium, Inc. was changed to VISaer (UK) Ltd.

On July 28, 2000, under the Share Purchase Agreement, the Parent sold 100% of its shares in ETO, Inc. and Visibility Europe, Ltd. (the Sold Subsidiaries), containing all of its net assets, operations and contracts relating to its ETO product line of business, to the Buyer. The consideration received by the Parent under this sale transaction consisted solely of the assumption by the buyer of all of the liabilities contained in the Sold Subsidiaries.

The book value of net assets included in the Sold Subsidiaries on July 28, 2000 consisted of the following:

Accounts Receivable                                       $  2,642,518
Other Current Assets                                           637,247
Property and Equipment, Net                                    621,703
Accounts Payable and Accrued Expenses                       (4,706,874)
Line of Credit, Plus Accrued Interest                       (1,580,239)
Note Payable, Plus Accrued Interest                         (1,270,628)
Deferred Revenues                                           (3,953,247)
Capital Lease Obligations                                     (254,448)
                                                          ------------

Excess of Liabilities over Book Value of
   Net Assets Included in Sold Subsidiaries               $ (7,863,968)
                                                          ============

The Parent did not obtain releases from creditors for a substantial portion of the liabilities and contracts assumed by the Buyer and, consequently, remains the primary obligor for any such obligations outstanding as of December 31, 2000. Accordingly, the Parent has not derecognized liabilities assumed by the Buyer for which the Parent continues to be the primary obligor as of December 31, 2000 and has classified them on the accompanying consolidated balance sheet as "deferred gain." As of December 31, 2000, the balance of deferred gain consisted of the following liabilities:

Accounts Payable and Accrued
   Expenses                                     $2,020,966
Line of Credit, Plus Accrued
   Interest (Note 8)                             1,618,505
Note Payable, Plus Accrued
   Interest                                        595,626
Deferred Revenues                                  124,976
Capital Lease Obligations                          204,252
                                                ----------

Total Deferred Gain as of
   December 31, 2000                            $4,564,325
                                                ==========

                                                    VISAER INC. AND SUBSIDIARIES

7. SALE OF PRODUCT LINE (CONTINUED):

During the year ended December 31, 2000, the gain recognized by the Parent on the sale of the ETO product line of business consisted of the following:

Excess of Liabilities over Book Value of
   Net Assets Included in Sold Subsidiaries               $  7,863,968

Less: Deferred Gain as of
         December 31, 2000                                  (4,564,325)
      Transaction Costs                                       (373,529)
                                                          ------------

Gain on Sale of Product Line                              $  2,926,114
                                                          ============

In connection with the Share Purchase Agreement, the Buyer assumed a subordinated, unsecured note payable agreement between the Parent and Mentec Limited (Mentec), at which time the outstanding balance, plus accrued interest, amounted to 1,270,628. The note bears interest at 8% per annum. In connection with the issuance of this note, the Parent issued 50,000 common stock warrants at an exercise price of $6.67 per share. The fair value of the warrants was immaterial. The warrants expire upon the repayment of the note. As of December 31, 2000, the remaining balance outstanding under the note, including accrued interest and certain expenses, amounted to $595,626. This balance has been included as deferred gain in the accompanying consolidated balance sheet. During January 2001, the Parent and the Buyer entered into a settlement agreement with Mentec, such that the outstanding balance due as of December 31, 2000 would be repaid by the Buyer in two $200,000 installments on January 25, 2001 and February 22, 2001, with a third and final installment due on March 22, 2001, for the remaining balance due. During January and February 2001, the Buyer made payments in accordance with the terms of the January, 2001 settlement agreement.

During July 2000, a vendor of the Parent filed a lawsuit in the U.S. District Court, District of Massachusetts for a claim in the amount of $291,567, plus certain damages and expenses. The lawsuit claims that payment had not been made for certain invoices provided to the Parent for services performed by the vendor during 1999. This liability was assumed by the Buyer under the Share Purchase Agreement and remains outstanding as of December 31, 2000. The outstanding balance of this liability as of December 31, 2000 in the amount of $291,567 has been included in the deferred gain - accounts payable in the accompanying consolidated balance sheet.

8. DEFERRED GAIN - LINE OF CREDIT:

During March 2000, the Parent entered into a line of credit agreement with a financial institution, the initial proceeds from which were used to repay and terminate the Parent's then existing line of credit agreement. The Parent continues to have 71,685 common stock warrants outstanding with the financial institution that provided the previous line of credit, which warrants have an exercise price of $2.79 per share and expire during June 2004. Under the terms of the new line of credit agreement, borrowings were limited to the lesser of 85% of worldwide eligible accounts receivable or $4,000,000. The line of credit is collateralized by a first security interest in substantially all assets of the Parent. Interest on the outstanding balance was calculated at the prime rate in effect during the borrowing term plus 2%, with a minimum monthly interest charge of $4,150.

In connection with this line of credit agreement, the Parent issued to the financial institution 55,363 common stock warrants with an exercise price of $5.78 per share and an expiration date of March 30, 2007. The fair value of these warrants was not material.

In connection with the Parent's sale of its ETO product line operations during July 2000 (Note 7), the Buyer assumed the line of credit, at which time the outstanding balance, plus accrued interest, amounted to $1,580,239. The Parent did not obtain a release from the financial institution for the assumption of this obligation by the Buyer and, accordingly, it remains the primary obligor under the original agreement. As of December 31, 2000, the outstanding balance under the line of credit, plus accrued interest, amounted to $1,618,505, and has been included as deferred gain in the accompanying consolidated balance sheet (Note 7). As of December 31, 2000, the Parent, as primary obligor, was in default of its obligations to the financial institution for, among other things, changes in the nature of its business and the sale of assets under the Share Purchase Agreement. The default interest rate under the line of credit is prime plus 4%. Based on the defaults under the line of credit agreement, during January 2001, the financial institution terminated the line of credit agreement effective on its maturity date of March 30, 2001, at which time all outstanding obligations under the line of credit are to become due and payable. The Buyer and the Company are working toward arranging a renegotiated payment plan for the Buyer to repay the balance outstanding under the line of credit. However, there can be no assurance that the Company and the Buyer will be successful in renegotiating the terms of the line of credit.

                                                    VISAER INC. AND SUBSIDIARIES

9. CROSS LICENSE, NON-COMPETITION AND NON-DISCLOSURE AGREEMENT:

In connection with the closing of the Share Purchase Agreement (Note 7), the Parent entered into a cross license, non-competition and non-disclosure agreement with the Buyer. Both, the software products under the ETO line of business sold under the Share Purchase Agreement and the software products under the MRO line of business retained by the Parent, generally share much of the same source code contained in the ETO software products. Accordingly, the Buyer granted the Parent an exclusive, royalty-free, worldwide, perpetual right to license the ETO software for use solely in connection with the MRO line of business, which provides that the Buyer and the Parent do not license products to distributors that are in direct competition with each other. The Parent retained exclusive ownership and all rights to the MRO software products. This agreement also provides for, among other things, the licensing of certain additional products and potential royalties thereon based on which parties are involved in the future development of such products, as defined. In addition, this agreement provides that, among other matters, the Buyer and the Parent will generally not compete within each other's lines of businesses for a period of five years.

10. PREFERRED STOCK:

SERIES A, B, C AND D REDEEMABLE CONVERTIBLE PREFERRED STOCK:

Series D: Series D preferred stock consists of 335,569, 16,778 and 16,778 authorized shares of Series D-1, D-2 and D-3 redeemable convertible preferred stock, respectively. As of December 31, 2000, 16,778 shares of each of Series D-2 and D-3 redeemable convertible preferred stock are outstanding.

Dividends: All classes of preferred stockholders are entitled to receive dividends or other distributions equal to the dividend or distributions that would be received had the preferred stockholders converted their shares into common stock.

Voting: All classes of preferred stockholders are entitled to vote on an as-converted basis together with common stockholders as one class.

Conversion: All classes of preferred stockholders are entitled to convert, at the option of the holder, each share of preferred stock into one share of common stock, adjusted for certain dilutive events, as defined. In the event of an initial public offering with a per share price of less than $15.00, each holder of the preferred stock will receive a cash payment equal to the liquidation preference (the IPO Preference Amount) and all shares will then convert automatically into common stock. In the event of a qualified offering with a per share price greater than or equal to $15.00, the preferred shares automatically convert into common stock without any IPO Preference Amount.

Liquidation: In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Parent, the holders of Series A, B and C redeemable convertible preferred stock are entitled to receive a $2.79, $.54 and $6.67 per share liquidation preference, respectively, plus accrued and unpaid dividends. The holders of Series D-1, D-2 and D-3 redeemable convertible preferred stock are entitled to receive a $5.78, $.54 and $2.40 per share liquidation preference, respectively, plus accrued and unpaid dividends. If the assets available for distribution are insufficient to permit payment of the liquidation preference amount, then the holders of the preferred stock shall share ratably in any distributions, as defined. After distribution to the preferred stockholders of the full liquidation preference amount, any remaining assets available for distribution are distributed both to holders of common stock and preferred stock on a pro rata basis, with the exception of holders of Series D redeemable convertible preferred stock, assuming the preferred stock is converted into common stock. Any dissolution or liquidation resulting from an event of sale, as defined, with proceeds of greater than or equal to $15.00 per share on an as-converted basis, will not result in distributions in accordance with the foregoing; rather, all preferred stock will be converted into common stock and shareholders will participate in the proceeds on a pro rata basis.

Redemption: As of March 31, 2003, the preferred stockholders may require the Parent, with written notice of at least 30 days, to redeem the outstanding preferred stock. The redemption price equals the liquidation preference of the series held, plus all accrued but unpaid dividends.

                                                    VISAER INC. AND SUBSIDIARIES

10. PREFERRED STOCK (CONTINUED):

Other Restrictions: The Parent is restricted, without the approval of 51% of the holders of preferred stock, from issuing additional shares of preferred stock, common stock or convertible debt, altering the terms of outstanding preferred stock, amending its articles of incorporation, selling or otherwise disposing of all or substantially all of its assets, or voluntarily dissolving or otherwise liquidating the Company.

Accretion: In connection with the issuance of notes payable to certain stockholders of the Parent in the aggregate amount of $1,100,000 (Note 12), the Parent allowed such stockholders to convert 369,125 shares of common stock held by them into 335,569, 16,778 and 16,778 shares of Series D-1, D-2 and D-3 redeemable convertible preferred stock, respectively, and issued 415,847 common stock warrants to those stockholders. The warrants expire during September 2002, have an exercise price of $.60 and were valued using the Black-Scholes option pricing model. The value of the consideration was allocated to the debt and equity securities based on their relative fair values. The discount on preferred stock is being accreted over the term of the securities. The unaccreted discount on Series D-2 and D-3 redeemable convertible preferred stock outstanding as of December 31, 2000, amounted to $20,294.

Repurchase of Preferred Stock: During September 2000, the Parent repurchased 358,423, 337,331 and 335,569 shares of its Series A, C and D-1 redeemable convertible preferred stock, respectively, and 654,952 of its common stock warrants, all of which had an exercise price of $.60, for aggregate consideration in the amount of $1. In connection with this transaction, the Parent reduced the balance of its redeemable convertible preferred stock, net of unaccreted discount, with a corresponding increase to additional paid-in capital in the aggregate amount of $4,298,984.

11. CONTINGENCIES:

During January 2001, a vendor filed a lawsuit against the Parent and the Buyer for a claim in the amount of $137,397, plus certain damages and expenses. Obligations under the Parent's contract with this vendor were assumed by the Buyer under the Share Purchase Agreement. The lawsuit claims that the Parent breached its contract with the vendor for failing to make license fee payments due under the terms of the Parent's contract with the vendor in the amount of $137,397 and that the Parent wrongfully transferred its rights and obligations under that contract to the Buyer under the Share Purchase Agreement. The Parent and the Buyer are defending this lawsuit and the management of the Parent is of the opinion that the outcome of this litigation will not have a material adverse effect on the accompanying consolidated balance sheet.

                                                    VISAER INC. AND SUBSIDIARIES

12.  NOTES PAYABLE - STOCKHOLDERS:

As of December 31, 2000, notes payable - stockholders consists of the following:

Seven, prime plus 2% unsecured notes payable to certain stockholders in the amount of $1,100,000, plus aggregate accrued interest in the amount of $152,206.
During May 2000, maturities were extended from January 2001 to May 2003. In connection with the issuance of these notes and the conversion of 369,125 shares of common stock held by such stockholders into 335,569, 16,778 and 16,778 shares of Series D-1, D-2 and D-3 redeemable convertible preferred stock, respectively, during 1999, the Parent issued 415,847 common stock warrants to such stockholders. The warrants, which expire during September 2002, have an exercise price of $.60, and were valued using the Black-Scholes option pricing model. The value of the consideration received was allocated to the debt and equity instruments based on their relative fair values. The original debt discount on these notes in the amount of $478,907 is being amortized over the extended term of the notes to interest expense. Amortization of the debt discount on these notes during the year ended December 31, 2000 amounted to $177,875. The aggregate balance outstanding under these notes as of December 31, 2000, is net of unamortized debt discount of $174,861. During September 2000, the Parent repurchased 277,231 of the common stock warrants originally issued with these
notes (Note 10).                                                                          $ 1,077,345

Nine, prime plus 2% unsecured notes payable to certain stockholders in the amount of $650,000, plus aggregate accrued interest in the amount of $42,712, mature in May 2003. In connection with the issuance of these notes, the Parent issued 818,396 common stock warrants. The warrants, which expire during May
2003, have an exercise price of $.60, and were valued using the Black-Scholes option pricing model. The value of the consideration received was allocated to the debt and equity instruments based on their relative fair values. The original debt discount on these notes in the amount of $69,643 is being amortized over the term of the notes to interest expense. Amortization of the debt discount on these notes during the year ended December 31, 2000 amounted to
$13,928. The aggregate balance outstanding under these notes as of December 31,
2000, is net of unamortized debt discount in the amount of $55,715. During
September 2000, the Parent repurchased 377,721 of the common stock warrants
originally issued with these notes (Note 10).                                                 636,997

Two, 10% notes payable to certain stockholders, in the amount of $402,555, plus aggregate accrued interest in the amount of $150,959. During May 2000, maturities were extended from January 2001 to May 2003. The notes are
collateralized by the Parent's accounts receivable.                                           553,514

                                                    VISAER INC. AND SUBSIDIARIES

12. NOTES PAYABLE - STOCKHOLDERS (CONTINUED):

Five, 12% unsecured notes payable to certain stockholders in the amount of
$255,000, plus aggregate accrued interest in the amount of $8,750, due upon
demand.                                                                                   263,750
                                                                                      -----------

Total Notes Payable - Stockholders                                                      2,531,606

Less: Current Portion                                                                     263,750
                                                                                      -----------

Long-Term Portion of Notes Payable - Stockholders                                     $ 2,267,856
                                                                                      ===========

Maturities of notes payable - stockholders as of December 31, 2000, consist of the following:

            YEAR ENDED
           DECEMBER 31,
           ------------
                2001               $  263,750
                2002                       --
                2003                2,498,432
                                   ----------

                                   $2,762,182
                                   ==========

13. FOREIGN OPERATIONS:

Condensed audited information of the Parent's European Subsidiaries as of and for the year ended December 31, 2000, is summarized as follows:

  Revenues                                  $ 2,981,758

  Net Loss                                  $(1,390,119)

  Total Assets                              $   823,396

  Stockholders' Deficiency                  $(2,883,649)

Activity in the Canadian subsidiary, Visibility, Ltd., was not material during the year ended December 31, 2000.

                                                    VISAER INC. AND SUBSIDIARIES

14. STOCK OPTION PLANS:

As of December 31, 2000, 1,252,500 shares of the Parent's common stock are reserved for issuance or grant under the Parent's 1996 and 1994 stock option plans. The options may be granted to certain employees and directors of the Parent and Subsidiaries at exercise prices not less than the fair market value of the stock on the date of grant. The fair market value, rate of exercisability and expiration dates of the options granted are determined by the Board of Directors at the time of the grant. Options generally vest over a period determined by the Board of Directors and expire ten years from the date of grant.

Stock option activity during the year ended December 31, 2000, is as follows:

                                                                                 Weighted
                                                               Exercise           Average
                                            Number of         Price Range     Exercise Price     Expiration
                                             Shares            Per Share         Per Share         Dates
                                           ----------        --------------   --------------     ----------
Outstanding as of December 31, 1999           895,001         $0.20 - $1.67        $ 0.46         2004-2009

Stock Options Granted                          55,800             $0.60            $ 0.60           2010
Stock Options Exercised                        (7,043)        $0.20 - $0.60        $ 0.48         2007-2008
                                           ----------        --------------        ------        ----------

Outstanding as of December 31, 2000           943,758         $0.20 - $1.67        $ 0.47         2002-2010
                                           ==========        ==============        ======        ==========

Exercisable as of December 31, 2000           463,529         $0.20 - $1.67        $ 0.47         2002-2010
                                           ==========        ==============        ======        ==========

During the year ended December 31, 2000, the employment of certain employees of the Parent was terminated as a result of the transaction under the Share Purchase Agreement discussed in Note 7. The expiration dates of 66,509 vested options held by such terminated employees were extended by the Board of Directors from three months to eighteen months after the termination of employment. The weighted average exercise price of these extended options was $.89 per share.

During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board (APB) No. 25 for measurement and recognition of stock-based transactions with employees and to adopt the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs for stock-based compensation plans with employees based on the fair market value at the grant dates for awards under those plans consistent with the method prescribed under SFAS No. 123, such compensation expense would not have been material to the consolidated statement of operations during the year ended December 31, 2000. The fair value of the stock options, at the date of grant used to compute such additional compensation was calculated under the Black-Scholes option pricing model as described in SFAS No. 123 using the following assumptions: (i) risk-free interest rate of 5.75% (ii) expected life of five years; (iii) no dividend yield and (iv) no volatility. The weighted average fair value at the date of grant for options granted during the year ended December 31, 2000, was $0.15 per option.

15. CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially expose the Company to concentrations of credit risk include trade accounts receivable. To minimize this risk, ongoing credit evaluations of customers' financial condition are performed, although collateral is not required. The Company maintains reserves for potential credit losses.

As of December 31, 2000, three customers represented approximately 25%, 16% and 13%, respectively, of gross accounts receivable.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Visibility Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Visibility Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visibility Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.







Boston, Massachusetts
March 15, 2000

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1999


ASSETS                                                                                     1999

Current Assets:
   Cash and cash equivalents                                                          $    738,071
   Accounts receivable, net of allowance for doubtful accounts of $373,861               7,977,903
   Prepaid expenses and other current assets                                               461,377
                                                                                      ------------

         Total current assets                                                            9,177,351

Property and Equipment, net                                                              1,063,573

Other Assets                                                                                44,734
                                                                                      ------------

         Total assets                                                                 $ 10,285,658
                                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Short-term debt                                                                    $  2,923,370
   Current portion of capital lease obligations                                            135,368
   Accounts payable                                                                      3,374,419
   Accrued expenses                                                                      2,647,204
   Deferred revenue                                                                      7,801,751
                                                                                      ------------

         Total current liabilities                                                      16,882,112

Notes Payable to Shareholders                                                            1,299,373

Capital Lease Obligations                                                                  221,444

Deferred Rent                                                                              124,085

Deferred Income Taxes                                                                      328,046
                                                                                      ------------

         Total liabilities                                                              18,855,060
                                                                                      ------------

Commitments and Contingencies (Note 10)

Redeemable Convertible Preferred Stock
   Series A redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--1,881,721 shares, at redemption value
       (liquidation preference of $5,250,000)                                            5,250,000
   Series B redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--1,628,700 shares, at redemption value
       (liquidation preference of $879,500)                                                879,500
   Series C redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--337,331 shares, at redemption value
       (liquidation preference of $2,250,000)                                            2,250,000
   Series D redeemable convertible preferred stock, $0.001 par value-
     Authorized, issued and outstanding--369,125 shares (redemption value and
       liquidation preference of $1,988,916)                                               790,768
                                                                                      ------------

         Total redeemable convertible preferred stock                                    9,170,268

Stockholders' Deficit
   Common stock, $0.001 par value-
     Authorized--15,000,000 shares
     Issued and outstanding--958,147 shares                                                    958
   Additional paid-in capital                                                              318,677
   Accumulated deficit                                                                 (18,064,654)
   Accumulated other comprehensive income                                                    5,349
                                                                                      ------------

         Total stockholders' deficit                                                   (17,739,670)
                                                                                      ------------

         Total liabilities, redeemable convertible preferred stock and
         stockholders' deficit                                                        $ 10,285,658
                                                                                      ============


The accompanying notes are an integral part of these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Operations
For the Years Ended December 31, 1999 and 1998

                                                                            1999                 1998
Revenues:
   Software licenses                                                    $  7,088,950         $10,580,620
   Maintenance and support services                                       14,504,997          15,648,548
   Hardware equipment sales                                                2,616,061           3,963,723
                                                                        ------------         -----------

                                                                          24,210,008          30,192,891
                                                                        ------------         -----------
Cost of Revenues:
   Software licenses                                                         942,403           2,140,600
   Maintenance and support services                                        9,050,259           8,874,150
   Hardware equipment sales                                                2,129,342           3,208,613
                                                                        ------------         -----------

                                                                          12,122,004          14,223,363
                                                                        ------------         -----------

         Gross profit                                                     12,088,004          15,969,528

Operating Expenses:
   Selling and marketing                                                   7,757,451           5,928,999
   Research and development                                                5,511,591           6,628,824
   General and administrative                                              2,455,290           2,372,088
                                                                        ------------         -----------

                                                                          15,724,332          14,929,911
                                                                        ------------         -----------

         (Loss) income from operations                                    (3,636,328)          1,039,617

Interest Expense, net (includes amortization of debt discount of            (553,384)
$126,171 in 1999 (Note 7))                                                  (315,392)

Other (Expense) Income, net                                                  (35,435)             19,751
                                                                        ------------         -----------

         (Loss) income before provision for income taxes                  (4,225,147)            743,976

Provision for Income Taxes                                                        --              65,000
                                                                        ------------         -----------

         Net (loss) income                                              $ (4,225,147)        $   678,976
                                                                        ============         ===========


The accompanying notes are an integral part of these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

For the Years Ended December 31, 1999 and 1998


                                                  CONVERTIBLE PREFERRED         CONVERTIBLE PREFERRED       CONVERTIBLE PREFERRED
                                                      STOCK SERIES A                STOCK SERIES B               STOCK SERIES C
                                                 SHARES           AMOUNT        SHARES          AMOUNT       SHARES        AMOUNT
Balance, December 31, 1997                      1,881,721       5,250,000      1,628,700       879,500      337,331       2,250,000
   Comprehensive loss                                  --              --             --            --           --              --
   Net loss                                            --              --             --            --           --              --
   Foreign currency translation adjustment             --              --             --            --           --              --

   Comprehensive loss                                  --              --             --            --           --              --
                                                ---------      ----------      ---------      --------      -------      ----------

Balance, December 31, 1998                      1,881,721       5,250,000      1,628,700       879,500      337,331       2,250,000
   Exercise of stock options                           --              --             --            --           --              --
   Conversion of common stock to Series D
     convertible preferred stock                       --              --             --            --           --              --
   Accretion of Series D convertible
     preferred stock                                   --              --             --            --           --              --
   Issuance of common stock warrants                   --              --             --            --           --              --
   Comprehensive loss                                  --              --             --            --           --              --
   Net loss                                            --              --             --            --           --              --
   Foreign currency translation adjustment             --              --             --            --           --              --

   Comprehensive loss                                  --              --             --            --           --              --
                                                ---------      ----------      ---------      --------      -------      ----------

Balance, December 31, 1999                      1,881,721      $5,250,000      1,628,700      $879,500      337,331      $2,250,000
                                                =========      ==========      =========      ========      =======      ==========
                                                 CONVERTIBLE PREFERRED                                    ADDITIONAL
                                                     STOCK SERIES D              COMMON SHARES              PAID-IN
                                                 SHARES       AMOUNT          SHARES         AMOUNT         CAPITAL
Balance, December 31, 1997                           --            --       1,189,669         1,190         452,397
   Comprehensive loss                                --            --              --            --              --
   Net loss                                          --            --              --            --              --
   Foreign currency translation adjustment           --            --              --            --              --

   Comprehensive loss                                --            --              --            --              --
                                                -------      --------      ----------       -------       ---------

Balance, December 31, 1998                           --            --       1,189,669         1,190         452,397
   Exercise of stock options                         --            --         137,603           137          30,562
   Conversion of common stock to Series D
     convertible preferred stock                369,125       643,558        (369,125)         (369)       (221,106)
   Accretion of Series D convertible
     preferred stock                                 --       147,210              --            --              --
   Issuance of common stock warrants                 --            --              --            --          56,824
   Comprehensive loss                                --            --              --            --              --
   Net loss                                          --            --              --            --              --
   Foreign currency translation adjustment           --            --              --            --              --

   Comprehensive loss                                --            --              --            --              --
                                                -------      --------      ----------       -------       ---------

Balance, December 31, 1999                      369,125      $790,768         958,147       $   958       $ 318,677
                                                =======      ========      ==========       =======       =========
                                                                    ACCUMULATED
                                                                       OTHER                              TOTAL
                                                   COMPREHENSIVE   COMPREHENSIVE    ACCUMULATED       STOCKHOLDERS'
                                                   INCOME (LOSS)   INCOME (LOSS)      DEFICIT           DEFICIT
Balance, December 31, 1997                                            (4,240)       (14,371,273)       (13,921,926)
   Comprehensive loss                                                     --                 --                 --
   Net loss                                         $   678,976           --            678,976            678,976
   Foreign currency translation adjustment                6,054        6,054                 --              6,054
                                                    -----------
   Comprehensive loss                               $   685,030           --                 --                 --
                                                    ===========      -------       ------------       ------------

Balance, December 31, 1998                                             1,814        (13,692,297)       (13,236,896)
   Exercise of stock options                                              --                 --             30,699
   Conversion of common stock to Series D
     convertible preferred stock                                          --                 --           (221,475)
   Accretion of Series D convertible
     preferred stock                                                      --           (147,210)          (147,210)
   Issuance of common stock warrants                                      --                 --             56,824
   Comprehensive loss                                                     --                 --                 --
   Net loss                                         $(4,225,147)          --         (4,225,147)        (4,225,147)
   Foreign currency translation adjustment                3,535        3,535                 --              3,535
                                                    -----------
   Comprehensive loss                               $(4,221,612)          --                 --                 --
                                                    ===========      -------       ------------       ------------

Balance, December 31, 1999                                           $ 5,349       $(18,064,654)      $(17,739,670)
                                                                     =======       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998

                                                                               1999                1998
Cash Flows from Operating Activities:
   Net (loss) income                                                      $ (4,225,147)        $   678,976
   Adjustments to reconcile net income (loss) to net cash used in operating activities-
     Depreciation and amortization                                             781,716             734,440
     Interest expense capitalized to debt                                      162,459              76,925
     Noncash amortization of debt discount                                     126,171                  --
     Changes in assets and liabilities, net of assets acquired-
       Accounts receivable, net                                                585,998          (4,743,798)
       Prepaid expenses and other current assets                                48,227            (204,607)
       Accounts payable                                                        153,906           1,063,590
       Accrued expenses                                                       (859,601)            272,695
       Deferred revenue                                                      1,815,373           1,269,554
       Deferred rent                                                             5,274              26,402
                                                                          ------------         -----------

         Net cash used in operating activities                              (1,405,624)           (825,823)
                                                                          ------------         -----------

Cash Flows from Investing Activities:
   Acquisition, net of cash acquired                                                --            (126,000)
   Purchases of fixed assets                                                  (588,162)           (206,878)
   Other assets                                                                 35,609              (3,078)
                                                                          ------------         -----------

         Net cash used in investing activities                                (552,553)           (335,956)
                                                                          ------------         -----------

Cash Flows from Financing Activities:
   Proceeds from issuance of common stock                                       30,700                  --
   Proceeds from issuance of Series A preferred stock                               --                  --
   Proceeds from issuance of notes payable and Series D preferred
     stock                                                                   1,100,000                  --
   Proceeds from short-term bank loans, net                                    423,370                  --
   Repayment of notes payable                                                       --                  --
   Payment of capital lease obligation                                         (23,962)           (311,395)
   Payments of short-term bank loans, net                                           --                  --
                                                                          ------------         -----------

         Net cash provided by (used in) by financing activities              1,530,108            (311,395)
                                                                          ------------         -----------

Foreign Exchange Impact on Cash                                                  3,535               6,054
                                                                          ------------         -----------

Net (Decrease) Increase in Cash and Cash Equivalents                          (424,534)         (1,467,120)

Cash and Cash Equivalents, beginning of year                                 1,162,605           2,629,725
                                                                          ------------         -----------

Cash and Cash Equivalents, end of year                                    $    738,071         $ 1,162,605
                                                                          ============         ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for interest                                 $    433,334         $   242,771
                                                                          ============         ===========

Supplemental Disclosure of Noncash Financing and Investing
Activities:
   Acquisition of equipment under capital lease                           $    197,352         $   283,731
                                                                          ============         ===========
   Conversion of  369,125 shares of common stock into 369,125 shares of Series D redeemable convertible preferred stock,
     net of discount (Note 12)                                            $    643,558         $        --
                                                                          ============         ===========
   Conversion of notes payable into 627,240 shares of Series A
     redeemable convertible preferred stock                               $         --         $        --
                                                                          ============         ===========
   Discount on issuance of note payable to shareholders                   $    478,907         $        --
                                                                          ============         ===========
   Acquisition of certain assets of the former European
     distributor-
     Fair value of assets acquired-
       Equipment                                                          $         --         $        --
       Goodwill and other intangible assets                                         --             126,000
                                                                          ------------         -----------
                                                                                    --             126,000
     Forgiveness of Visibility debt, net                                            --                  --
                                                                          ------------         -----------

         Cash payment for acquisition                                     $         --         $   126,000
                                                                          ============         ===========


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

       SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes certain software development costs after technological feasibility of the product has been established. Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. The Company capitalized no software development costs during 1999 and 1998, as the costs incurred after technological feasibility was established were deemed to be immaterial. Capitalized software costs are amortized ratably over the useful life of the product, generally two years, and are charged to cost of revenues. There was no amortization expense for the year ended December 31, 1999 relating to capitalized software.

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

(4)    ACCOUNTS RECEIVABLE; ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                        BALANCE AT        PROVISION       NET DEDUCTIONS
                                       BEGINNING OF      CHARGED TO            FROM         BALANCE AT END
                                         PERIOD          OPERATIONS        ALLOWANCE (1)       OF PERIOD
Year Ended December 31, 1999             $   424           $  55            $  (105)            $  374
Year Ended December 31, 1998                 484              40               (100)               424


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

       Fixed assets consist of the following at December 31, 1999:

                                          ESTIMATED
                                         USEFUL LIVES             1999
Furniture and fixtures                       5 years          $   708,980
Equipment                                  1-3 years            3,503,784
Computer software                            3 years              636,493
Leasehold improvements                    2-10 years              352,207
                                                              -----------

                                                                5,201,464

Less--Accumulated depreciation and
        amortization                                            4,137,891
                                                              -----------

                                                              $ 1,063,573
                                                              ===========

       Included above is equipment held under capital leases with a cost of $477,494 and accumulated amortization of $149,319 at December 31, 1999.

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

       The second facility was entered into on October 1, 1999 and established a line of credit in the maximum principal amount of $1,000,000 guaranteed by the U.S. Export-Import Bank (EXIM). This facility allowed the Company to borrow the lesser of a borrowing base calculation based on certain percentages of accounts receivable originating outside the U.S., primarily from the U.K., as defined, or $1,000,000. As of December 31, 1999, the Company had borrowed $250,000 under this facility. During 1999, the interest rate under this facility was the bank's prime rate (8.5% at December 31, 1999) plus 2% points. The facility has certain covenants that include the Company's profitability and quick ratios, as defined. At December 31, 1999, the

VISIBILITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999


       Company was not in compliance with these covenants. During 2000, the Company is obligated to pay down the borrowings in $125,000 installments on the 15th and last day of each month, beginning in February. The bank applied the February payments to the $250,000 EXIM loan that has settled this facility.

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

(7)    LONG-TERM DEBT

       The Company has $402,555 of notes outstanding to a stockholder as of December 31, 1999. The notes accrue interest at 10% per annum. During 1999, the maturity date was extended to January 1, 2000. Subsequent to year-end, the maturity date was further extended to January 31, 2001 and, accordingly, the outstanding

VISIBILITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999

       borrowings and accrued interest of $509,904 at December 31, 1999 are reflected as noncurrent in the accompanying balance sheet. The borrowings are secured by the Company's accounts receivable.

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

(8)    BENEFIT PLAN

       The Company has a defined contribution plan, which is qualified under
       Section 401(k) of the Internal Revenue Code. The plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their salary. After one year of employment, the Company contributes 25% of the employee's contribution, up to a maximum of 6% of the employee's salary. Employer contributions may be suspended at the option of the Board of Directors. The Company's contributions to the plan for the years ended December 31, 1999 and 1998 were approximately $100,000 and $100,000, respectively.

(9)    INCOME TAXES

       (Loss) income before income taxes for domestic and foreign operations is as follows:

                            1999              1998
          Domestic     $ (2,932,507)     $ 1,649,938
          Foreign        (1,292,640)        (905,962)
                       ------------      -----------

                       $ (4,225,147)     $   743,976
                       ============      ===========

VISIBILITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999


       The provision for income taxes consists of the following for 1999 and 1998:

                                        1999           1998
          Current tax expense-
             Federal                  $    --       $  38,000
             State                         --          27,000
             Foreign                       --              --
                                      -------       ---------

                                      $    --       $  65,000
                                      =======       =========

       The 1998 federal tax expense represents alternative minimum taxes payable and the 1998 state provision represents minimum and other non-income-measured taxes. The Company utilized $1,655,000 of federal and state net operating loss carryforwards in 1998 and reduced the valuation allowance accordingly.

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                         1999          1998
          Income tax provision (benefit) at
            statutory rate                                 (34)%          34%
          State tax provision (benefit)                     (5)           10
          Impact of foreign tax rates (benefit)              2             9
          (Decrease) increase in valuation
            allowance                                       45           (59)
          Other                                             (8)           15
                                                        ------        ------

                                                            --%            9%
                                                        ======        ======

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

VISIBILITY INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999


       Significant components of deferred income taxes are as follows:

                                                      1999
          Deferred tax liabilities                 $   328,046
                                                   -----------

          Deferred tax assets-
             Net operating loss carryforwards      $ 4,652,900
             Allowance for doubtful accounts           117,035
             Deferred rent                              50,875
             Accrued benefits                          112,503
             Tax credits                               617,934
             Other                                      44,038
                                                   -----------

                                                     5,595,285

          Valuation allowance                       (5,595,285)
                                                   -----------

                   Total deferred tax assets       $        --
                                                   ===========

       The valuation allowance at December 31, 1999 relates to the uncertainty of realizing the tax benefits of the deferred tax assets. Nonetheless, some, if not all, of these deferred tax assets may be available to offset any deferred income tax liabilities as they become otherwise payable.

(10)   COMMITMENTS AND CONTINGENCIES

       The Company leases facilities under various operating leases. The Company also leases certain equipment under noncancelable capital and operating leases. Future minimum lease commitments under all noncancelable operating and capital leases at December 31, 1999 are as follows:

                                                        OPERATING           CAPITAL
                                                          LEASES             LEASES
         2000                                         $    534,380        $  187,290
         2001                                              514,943           198,744
         2002                                              445,416            52,404
         2003                                              425,699                --
         2004                                              282,422
         Thereafter                                      1,292,400                --
                                                      ------------        ----------

         Total minimum lease payments                 $  3,495,260           438,438
                                                      ============

         Less--Amount representing interest                                   81,626
                                                                          ----------

         Present value of minimum lease payments
         (including current portion of $135,368)                          $  356,812
                                                                          ==========

       Total rent expense under noncancelable operating leases was approximately $493,000 and $464,000 for the years ended December 31, 1999 and 1998, respectively.

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

       No one customer accounted for 10% or more of gross accounts receivable at December 31, 1999. One customer accounted for 13% of total revenues in 1999. No customer accounted for 10% or more of total revenues in 1998.

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

              In connection with the September 17, 1999 stockholder debt financing discussed in Note 7, the Company allowed certain common stockholders who participated in the debt financing to convert 369,125 shares of common stock into 335,569 shares of Series D-1 Redeemable Convertible Preferred Stock, 16,778 shares of Series D-2 Redeemable Convertible Preferred Stock and 16,778 shares of Series D-3 Redeemable Convertible Preferred Stock. Warrants to purchase 415,847 shares of common stock were also issued to the investors who participated in the debt financing. The warrants expire on September 17, 2002, have an exercise price of $0.60, and were valued using the Black-Scholes option pricing model. The value of the consideration received has been allocated to the debt and equity instruments based on their relative fair values. The resulting discount is being accreted over the term of the securities.

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

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

         The following summarizes the stock option activity under the Company's stock option plans:

                                                                   WEIGHTED
                                                  OUTSTANDING      AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                  -----------   --------------
                  Balance, December 31, 1997       1,152,550        0.40
                     Granted                         196,300        0.40
                     Exercised                            --          --
                     Canceled                       (162,499)       0.25
                                                   ---------

                  Balance, December 31, 1998       1,186,351        0.42
                     Granted                         344,000        0.58
                     Exercised                      (137,603)       0.22
                     Canceled                       (495,797)       0.52
                                                  ----------

                  Balance, December 31, 1999         896,951       $0.46
                                                  ==========       =====

       At December 31, 1999 and 1998, options to purchase 457,122 and 549,162 shares were exercisable, respectively. The options exercisable at December 31, 1999 and 1998 had a weighted average exercise price of $0.46 and $0.49, respectively. Options generally vest over three to four years. At December 31, 1999, 127,946 shares were available for future option grants.

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

       Had compensation costs for the stock option plan been determined using the fair value-based method as prescribed by SFAS No. 123, the Company's 1999 net loss and 1998 net income would have been increased and decreased, respectively, to the following pro forma amounts:

                                    1999                1998
                                ------------        -----------
         Net (loss) income-
           As reported          $ (4,225,147)       $  678,976
           Pro forma              (4,228,464)          665,174

       Consistent with SFAS No. 123, pro forma compensation cost has not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

       The weighted average per share fair values of options granted during 1999 and 1998 were $0.10 and $0.09, respectively. The values were estimated on the date of grant using the following weighted average assumptions for grants in 1999 and 1998: risk-

VISIBILITY INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1999

       free interest rate of 5.50 % and 5.17%; expected life of five years; expected dividend yield of 0% and volatility factor of 0%.

       The weighted average remaining contractual life of outstanding options was 7.67 years and the range of exercise prices was $0.20 to $1.67 at December 31, 1999.

(13)   FOREIGN OPERATIONS

       The following table summarizes the Company's operations by geographic area:

                                                          1999               1998
                                                      ------------       ------------
                  Revenues-
                    North America                     $ 19,664,679       $ 24,022,301
                    Europe                               4,545,329          6,170,590
                                                      ------------       ------------

                         Consolidated total           $ 24,210,008       $ 30,192,891
                                                      ============       ============

                  (Loss) income from operations-
                    North America                     $ (2,932,507)      $  1,964,561
                    Europe                              (1,292,640)          (924,944)
                                                      ------------       ------------

                         Consolidated total           $ (4,225,147)      $  1,039,617
                                                      ============       ============

                  Identifiable assets-
                    North America                     $  8,061,279       $  7,872,620
                    Europe                               2,224,379          3,700,960
                                                      ------------       ------------

                         Consolidated total           $ 10,285,658       $ 11,573,580
                                                      ============       ============

       Export sales were not material in 1999 and 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Cirronet, Inc.:

We have audited the accompanying balance sheet of Cirronet, Inc. (formerly Digital Wireless Corporation) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cirronet, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 18, 2000

                                  CIRRONET INC.
                                 Balance Sheets
                           December 31, 2000 and 1999

                                                                                  2000               1999
                                                                              ------------        ----------
                                                                               (unaudited)         (audited)

                                                  ASSETS

Current assets:
  Cash and cash equivalents                                                   $    333,274           917,129
  Accounts receivable, less allowance for doubtful accounts
    of $1,980 and $20,109, respectively                                          1,315,741           618,053
  Inventories                                                                    1,425,605         1,250,012
  Income tax refund receivable                                                     152,855                --
  Other current assets                                                              51,962                --
                                                                              ------------        ----------
               Total current assets                                              3,279,437         2,785,194
Property and equipment, net                                                        315,365            96,184
Other assets                                                                        48,728            18,380
                                                                              ------------        ----------
               Total assets                                                   $  3,643,530         2,899,758
                                                                              ============        ==========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $    579,135           158,165
  Accrued expenses                                                                 194,993            86,231
  Income taxes payable                                                                  --           153,292
  Current maturities of obligations under capital leases                            81,306                --
  Current maturities of long-term debt                                              55,382            41,016
                                                                              ------------        ----------
               Total current liabilities                                           910,816           438,704
Long-term debt, excluding current maturities                                        66,156            82,033
Deferred income tax liabilities                                                     18,266            21,460
                                                                              ------------        ----------
               Total liabilities                                                   995,238           542,197
                                                                              ------------        ----------
Stockholders' equity:
  Common stock, $.001 par value; 40,000,000 shares authorized;
    7,335,050 and 6,338,880 shares issued and outstanding
    in 2000 and 1999, respectively                                                   7,335             6,339
  Additional paid-in capital                                                     1,897,803         1,432,482
  Retained earnings                                                                880,419           918,740
  Note receivable from employee for stock options                                 (137,265)               --
                                                                              ------------        ----------
               Total stockholders' equity                                        2,648,292         2,357,561
Commitments and contingencies (note 10)
                                                                              ------------        ----------
               Total liabilities and stockholders' equity                     $  3,643,530         2,899,758
                                                                              ============        ==========

See accompanying notes to financial statements.

                                  CIRRONET INC.
                            Statements of Operations
                     Years ended December 31, 2000 and 1999

                                                                                       2000               1999
                                                                                   ------------        ----------
                                                                                   (unaudited)          (audited)

Revenues:
    Product sales and service revenues                                             $  5,975,684         4,118,153
    Development contracts                                                               265,067           352,700
                                                                                   ------------        ----------
                   Total revenues                                                     6,240,751         4,470,853
Costs of revenues                                                                     3,059,098         1,912,709
                                                                                   ------------        ----------
                   Gross profit                                                       3,181,653         2,558,144
Operating expenses:
    Research and development                                                            857,347           520,720
    Sales and marketing                                                               1,133,739           656,285
    General and administrative                                                          836,806           375,447
    Compensation charge for warrant exercise                                            471,200                --
                                                                                   ------------        ----------
                   Total operating expenses                                           3,299,092         1,552,452
                                                                                   ------------        ----------
                   Operating (loss) income                                             (117,439)        1,005,692
Other income (expense):
    Interest income                                                                      33,309            23,921
    Interest expense                                                                    (14,886)           (9,387)
    Other (expense) income                                                               (7,053)           13,487
                                                                                   ------------        ----------
                                                                                   ------------        ----------
                   Total other income                                                    11,370            28,021
                                                                                   ------------        ----------
                   (Loss) income before income tax (benefit) expense
                     and cumulative effect of accounting change                        (106,069)        1,033,713
Income tax (benefit) expense                                                            (67,748)          274,208
                                                                                   ------------        ----------
                   Net (loss) income before cumulative effect of
                     accounting change                                                  (38,321)          759,505
Cumulative effect of accounting change, less applicable
    income taxes of $22,980                                                                  --            34,469
                                                                                   ------------        ----------
                   Net (loss) income                                               $    (38,321)          793,974
                                                                                   ============        ==========

See accompanying notes to financial statements.

                                  CIRRONET INC.
                       Statements of Stockholders' Equity
                     Years ended December 31, 2000 and 1999


                                                                                                        NOTE
                                                     COMMON STOCK        ADDITIONAL                  RECEIVABLE         TOTAL
                                                 --------------------     PAID-IN      RETAINED     FROM EMPLOYEE    STOCKHOLDERS'
                                                   SHARES      AMOUNT     CAPITAL      EARNINGS   FOR STOCK OPTIONS     EQUITY
                                                 ----------    ------    ----------    --------   -----------------  -------------

Balances at December 31, 1998 (audited)           6,258,880    $6,259     1,392,562     124,766              --        1,523,587
Conversion of subordinated debentures
     into common stock                               80,000        80        39,920          --              --           40,000
Net income                                               --        --            --     793,974              --          793,974
                                                 ----------    ------    ----------    --------        --------       ----------
Balances at December 31, 1999 (audited)           6,338,880     6,339     1,432,482     918,740              --        2,357,561
Note receivable from employee
     for stock options exercise                     346,500       346       133,934          --        (134,280)              --
Interest on note receivable                              --        --         2,985          --          (2,985)              --
Exercise of stock warrants                          620,000       620       309,380          --              --          310,000
Exercise of stock options                            29,670        30         2,937          --              --            2,967
Issuance of stock options for
     services                                            --        --        16,085          --              --           16,085
Net loss                                                 --        --            --     (38,321)             --          (38,321)
                                                 ----------    ------    ----------    --------        --------       ----------
Balances at December 31, 2000 (unaudited)         7,335,050    $7,335     1,897,803     880,419        (137,265)       2,648,292
                                                 ==========    ======    ==========    ========        ========       ==========

See accompanying notes to financial statements.

                                  CIRRONET INC.

                            Statements of Cash Flows

                     Years ended December 31, 2000 and 1999

                                                                                                2000              1999
                                                                                             ----------        ----------
                                                                                             (unaudited)       (audited)

Cash flows from operating activities:
    Net (loss) income                                                                        $  (38,321)          793,974
    Adjustments to reconcile net (loss) income to net cash
       (used in) provided by operating activities:
          Depreciation and amortization, including cumulative effect                             62,676           (27,941)
          Provision for doubtful accounts on accounts receivable                                 18,129            20,109
          Provision for inventory obsolescence                                                   30,000                --
          Deferred income tax (benefit) expense                                                 (45,503)           21,460
          Stock compensation expense                                                            324,845                --
          (Increase) decrease in:
            Accounts receivable                                                                (715,817)         (138,847)
            Inventories                                                                        (205,593)         (307,098)
            Income tax refund receivable                                                       (152,855)               --
            Other current assets                                                                (26,158)               --
          Increase (decrease) in:
            Accounts payable                                                                    420,970            62,432
            Accrued expenses                                                                    108,414           (24,054)
            Income taxes payable                                                               (153,292)           36,829
            Advance billings                                                                         --          (102,060)
                                                                                             ----------        ----------
                   Net cash (used in) provided by operating activities                         (372,505)          334,804
                                                                                             ----------        ----------
Cash flows from investing activities:
    Purchases of property and equipment                                                        (164,054)          (28,085)
    Increase in intangible assets                                                               (15,434)               --
                                                                                             ----------        ----------
                   Net cash used in investing activities                                       (179,488)          (28,085)
                                                                                             ----------        ----------
Cash flows from financing activities:
    Proceeds from long-term debt                                                                 41,900           123,049
    Payments on convertible subordinated debentures                                                  --          (143,557)
    Payments on long-term debt                                                                  (43,411)          (17,742)
    Payments on obligations under capital leases                                                (34,558)          (34,916)
    Proceeds from exercise of stock options                                                       2,967                --
    Proceeds from exercise of stock warrants                                                      1,240                --
                                                                                             ----------        ----------
                   Net cash used in financing activities                                        (31,862)          (73,166)
                                                                                             ----------        ----------
                   Net (decrease) increase in cash and cash equivalents                        (583,855)          233,553
Cash and cash equivalents at beginning of year                                                  917,129           683,576
                                                                                             ----------        ----------
Cash and cash equivalents at end of year                                                     $  333,274           917,129
                                                                                             ==========        ==========
Supplemental disclosure of cash flow information: Cash paid during the year for:
       Interest                                                                              $   13,536            19,757
                                                                                             ==========        ==========
       Income taxes                                                                          $  137,880           239,899
                                                                                             ==========        ==========
Supplemental disclosures of noncash operating and investing activities:
       Issuance of stock options for services                                                $   16,085                --
                                                                                             ==========        ==========
       Capital lease obligations incurred for the purchase of
          property and equipment                                                             $  115,864                --
                                                                                             ==========        ==========
Note receivable and interest from employee for stock option exercise                         $  137,265                --
                                                                                             ==========        ==========

See accompanying notes to financial statements.

                                  CIRRONET INC.
                          Notes to Financial Statements
                     December 31, 2000 (unaudited) and 1999

(1)      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)      DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

                  Cirronet Inc., formerly known as Digital Wireless Corporation (the "Company"), designs, manufactures, and markets wireless telecommunications products for industries that provide a wireless pathway for information. The Company has expertise in a wide range of wireless technologies, including wireless system architecture, application-specific integrated circuit design, data communications software, protocols, and hardware. The Company focuses exclusively on products for the industrial and commercial markets. Additionally, the Company holds a patent on a wireless system called Recombinant Spread Spectrum that minimizes dropout or data transfer errors in wireless data transmission.

                  The Company's customers are spread across the United States and Europe. However, the Company derives a substantial portion of its revenue from one product. Typical product lives for wireless telecommunications products are three to five years.

                  The markets for the Company's telecom products are characterized by significant risk as a result of rapid changes in technology, competitors with significant financial resources, frequent new product and service introductions, and mergers and acquisition activity in the telecom industry. Furthermore, the Company's business is also subject to additional significant risks such as availability of capital, dependency on major suppliers, protection of intellectual property rights, dependence on key personnel, and new laws or regulations affecting the telecom industry. As a result, negative developments in the Company's markets or in managing these additional risks could have an adverse effect on the Company's financial position, results of operations, and liquidity.

         (B)      CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         (C)      INVENTORIES

                  Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

         (D)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets as follows:

                        Computer software and equipment     3-5 years
                        Furniture and fixtures              5-7 years
                        Vehicles                              5 years
                        Equipment                           5-7 years

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

         (E)      REVENUE RECOGNITION

                  Revenue from the sale of products is recognized at the time of shipment. Revenues from services and development contracts are recognized as services are performed.

         (F)      INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

         (G)      STOCK OPTION PLAN

                  The Company accounts for its stock option plans in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which encourages entities to recognize as compensation expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma disclosures for employee stock-based awards as if the fair-value based method of SFAS No. 123 had been applied. As such, compensation expense would be recorded only if the current market price of the underlying stock as of the date of grant exceeded the exercise price. The Company has elected to continue applying the provisions of APB Opinion No. 25 and include the pro forma disclosures required under SFAS No. 123.

         (H)      USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (I)      COMPREHENSIVE INCOME (LOSS)

                  No statements of comprehensive income (loss) have been included in the accompanying financial statements since comprehensive income (loss) and net income (loss) presented in the accompanying statements of operations would be the same.

         (J)      RESEARCH AND DEVELOPMENT

                  Research and development costs consist principally of compensation and benefits paid to the Company's employees and certain allocated indirect costs. All research and development costs are expensed as incurred.

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

         (K)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of cash equivalents, accounts receivable, inventories, income tax refund receivable, accounts payable, accrued expenses, income taxes payable, and obligations under capital leases approximate fair value because of the short maturity of these instruments. The Company also believes that the carrying values of its long-term debt approximates fair value because of the floating interest rate terms applicable to the Company's long-term financing arrangements.

         (L) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (M)      RECLASSIFICATIONS

                  Reclassifications were made to certain amounts in the 1999 financial statements to conform with the presentation in the 2000 financial statements.

(2)      RELATED PARTY TRANSACTIONS

         The Company leased space under an operating lease and purchased certain services from a company controlled by one of its stockholders. During 2000 and 1999, the Company paid approximately $107,000 and $95,000, respectively, for rent and other services to this related company. The lease expired in September 2000. In management's opinion, the amounts paid were reasonable and equivalent to what it would have paid an unrelated party for the facility rental and services. At December 31, 2000 and 1999, no amounts were owed to the related company.

(3)      INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:

                                                                      2000               1999
                                                                  ------------        ----------
                                                                  (unaudited)         (audited)

                  Raw materials and purchased parts               $    628,962           688,863
                  Work in process                                      402,310           338,240
                  Finished goods                                       424,333           222,909
                                                                  ------------        ----------

                  Less valuation allowances                            (30,000)               --
                                                                  ------------        ----------

                         Total inventories                        $  1,425,605         1,250,012
                                                                  ============        ==========

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2000 and 1999:

                                                                                   2000            1999
                                                                                 --------        --------
                                                                               (unaudited)       (audited)

                  Vehicles                                                       $ 25,496              --
                  Furniture and fixtures                                           76,101           3,344
                  Equipment                                                       359,395         267,026
                  Computer software and equipment                                 174,662          85,366
                                                                                 --------        --------
                                                                                                  635,654
                  Less accumulated depreciation and amortization                  320,289         259,552
                                                                                 --------        --------

                                                                                 $315,365          96,184
                                                                                 ========        ========

         Depreciation and amortization relating to property and equipment for the years ended December 31, 2000 and 1999 was $60,737 and $28,009, respectively.

(5)      NOTE PAYABLE TO BANK

         The Company maintains a revolving credit facility with a commercial bank whereby it may borrow the lesser of $300,000 or 80% of eligible accounts receivable, as defined. The facility is secured by all assets of the Company and expires on March 31, 2001. Outstanding advances under the line accrue interest at the prime rate plus .75%. The Company had no amounts outstanding under the revolving line of credit as of December 31, 2000 and 1999.

(6)      LONG-TERM DEBT

         The Company also maintained two equipment lines of credit during the years ended December 31, 2000 and 1999. Equipment line No. 1 was used to finance property and equipment purchases up to a maximum of $200,000. Advances accrue interest at the prime rate plus 1.25%. Interest accrued from the date of each advance and was payable monthly until June 1, 1999. On June 1, 1999, the balance outstanding under the line of $143,557 was converted to a term note, payable in 42 monthly installments of principal and interest through December 2002. The outstanding balance of the note accrues interest at the rate of 10.75% as of December 31, 2000. The note is secured by all the assets of the Company.

         Equipment line No. 2 was used to finance the purchase of property and equipment up to a maximum of $100,000. Advances accrue interest at the prime rate plus 1.00%. Interest accrued from the date of each advance and was payable monthly until October 31, 2000. On October 31, 2000, the outstanding balance of advances of $41,900 was converted to a term note, payable in 35 monthly installments of principal and interest through September 2003. The outstanding balance of the note accrues interest at the rate of 10.50% as of December 31, 2000. The note is secured by all the assets of the Company.

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

         Future minimum principal payments are as follows:

                YEAR ENDING DECEMBER 31,          AMOUNT
                ------------------------         --------
                         2001                    $ 55,382
                         2002                      55,382
                         2003                      10,774
                                                 --------

                                                 $121,538
                                                 ========

(7)      CONVERTIBLE SUBORDINATED DEBENTURES

         At December 31, 1998, the Company had outstanding convertible subordinated debentures amounting to $183,557. These debentures included interest at varying rates from 8% to 10% and were convertible into common stock at a conversion rate of $0.50 in debentures for one share of common stock. The debentures matured on May 31, 1999. Interest accrued and was payable annually on May 31. The debentures were convertible any time until maturity, at the option of the holder. The debentures were subordinated to current and future obligations due to financial institutions and/or certain other traditional lending institutions. During 1999, $40,000 of debentures were converted into 80,000 shares of common stock of the Company. The Company used existing financing facilities to retire the remaining debentures during 1999.

(8)      INCOME TAXES

         The components of the income tax (benefit) expense for the years ended December 31, 2000 and 1999 are as follows:

                                                                              2000            1999
                                                                            --------        --------
                                                                           (unaudited)      (audited)

                  Current Federal and state income taxes                    $(22,245)        240,706
                  Deferred Federal and state income taxes                    (45,503)         33,502
                                                                            --------        --------

                             Total provision for income taxes               $(67,748)        274,208
                                                                            ========        ========

         The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory Federal income tax rate for the years ended December 31, 2000 and 1999:

                                                                                    2000              1999
                                                                                 ----------        ----------
                                                                                 (unaudited)       (audited)

                  Computed "expected" income taxes                               $  (36,063)          351,462
                  Increase (decrease) in income taxes resulting from:
                      State income taxes, net of Federal income taxes                (3,889)           41,349
                      Research and development credits                              (30,470)          (90,630)
                      Decrease in valuation allowance                                    --           (63,906)
                      Nondeductible items                                             2,674            35,933
                                                                                 ----------        ----------

                                                                                 $  (67,748)          274,208
                                                                                 ==========        ==========

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

         Deferred income tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                                   2000            1999
                                                                                 --------        --------
                                                                                (unaudited)      (audited)

                  Deferred income tax assets - accrued expenses
                      and reserve accounts                                       $ 42,309              --
                  Deferred income tax liabilities - differences in the
                      book and tax bases of depreciable fixed assets              (18,266)        (21,460)
                                                                                 --------        --------

                             Net deferred income tax asset (liability)           $ 24,043         (21,460)
                                                                                 ========        ========

         The net decrease in the valuation allowance for deferred income tax assets for 1999 was $63,906. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         The Company utilized $30,470 and $90,630 of available research and experimentation credits during the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company has no research and experimentation credits available for carryforward to future taxable years.

(9)      STOCKHOLDERS' EQUITY

         (A)      WARRANTS

                  On December 31, 1995 and January 1, 1996, the Company issued to various long-term employees stock warrants to purchase a total of 620,000 shares of the Company's common stock at $.002 per share. The warrants vested over a two-year period and were fully vested and exercisable as of December 31, 1997 and January 1, 1998. During the year ended December 31, 2000, the Company provided the holders with cash bonuses of $162,440 which were equal to their individual income tax liabilities upon exercise of the warrants. As a result, the Company recorded a compensation charge of $308,760 which was equal to the difference between the fair value and the exercise price upon exercise of the warrants.

         (B)      STOCK SPLIT

                  On December 5, 2000, the Company effected a 10-for-1 stock split which became effective immediately. All common stock and stockholders' equity amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

         (C)      STOCK OPTIONS

                  The Company maintains an incentive stock option plan and outstanding nonqualified stock options for the benefit of directors, shareholders, officers, and employees. Options are granted at fair value at the time of grant as determined by the Company's board of directors.

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

         The following summarizes stock option activity for the years ended December 31, 2000 and 1999:

                                                                                   WEIGHTED-
                                                                                   AVERAGE
                                                                  NUMBER OF        EXERCISE
                                                                    SHARES          PRICE
                                                                  ----------       ---------

                  Outstanding at December 31, 1998                 2,723,260        $ .420
                      Granted                                        145,500          .479
                      Exercised                                           --            --
                      Canceled or expired                            (26,000)         .308
                                                                  ----------        ------

                  Outstanding at December 31, 1999                 2,842,760          .424

                      Granted                                      1,077,500          .500
                      Exercised                                     (376,170)         .365
                      Canceled or expired                            (97,000)         .331
                                                                  ----------        ------

                  Outstanding at December 31, 2000                 3,447,090        $ .457
                                                                  ==========        ======

         At December 31, 2000 and 1999, the number of options exercisable was 2,031,420 and 1,709,760, respectively.

         The following table summarizes information about stock options outstanding at December 31, 2000 (unaudited):

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               --------------------------------------    --------------------------
                                  NUMBER        WEIGHTED-                  NUMBER
                               OUTSTANDING       AVERAGE    WEIGHTED-    OUTSTANDING      WEIGHTED-
           RANGE OF                 AT          REMAINING   AVERAGE           AT          AVERAGE
           EXERCISE            DECEMBER 31,    CONTRACTUAL  EXERCISE     DECEMBER 31,     EXERCISE
             PRICES                2000           LIFE        PRICE          2000           PRICE
         -------------         ------------    -----------  ---------    ------------    ----------

         $ 0.11 - 0.20              48,760        1.89        0.15            48,760        0.15
           0.31 - 0.44           1,870,330        6.50        0.41         1,515,330        0.41
           0.50 - 0.70           1,528,000        8.14        0.53           467,330        0.59
         -------------          ----------        ----        ----        ----------        ----

         $ 0.11 - 0.70           3,447,090        7.17        0.46         2,031,420        0.44
         =============          ==========        ====        ====        ==========        ====

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

                  The Company applies APB Opinion No. 25 in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below.

                  The per share weighted-average fair value of stock options granted during 2000 and 1999 was $.15 and $.13, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999: dividend yield of 0%, expected volatility of 0%, risk-free rate of 6%, and an expected life of five years.

                                                                       YEAR ENDED DECEMBER 31,
                                                                      ------------------------
                                                                        2000            1999
                                                                      --------         -------
                                                                     (unaudited)      (audited)

                  Net (loss) income          As reported              $(38,321)        793,974
                                             Pro forma                 (44,741)        789,474

                  Pro forma net income (loss) reflects only options granted during the years ended December 31, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma income (loss) amounts presented above because compensation cost is reflected over the options' vesting periods ranging from three to four years and compensation cost for options granted prior to January 1, 1999 is not considered.

         (D)      NOTE RECEIVABLE FROM EMPLOYEE

                  Note receivable from employee for stock options resulted from the exercise of stock options for a full-recourse promissory note during the year ended December 31, 2000.

         (E)      STOCK OPTIONS FOR SERVICES

                  The Company has an arrangement whereby they are compensating a nonemployee for services provided to the Company. During the year ended December 31, 2000, the Company issued a stock option for 20,000 shares under this agreement at an exercise price of $.50 per share. At the time of issuance, the Company recorded a compensation charge of $16,085 to reflect the fair value of the stock option granted using the Black-Scholes option pricing model. At December 31, 2000, all of these options remain outstanding.

(10)     COMMITMENTS AND CONTINGENCIES

         (A)      EMPLOYEE COMPENSATION AGREEMENT

                  The Company has a compensation agreement with an officer/employee of the Company. Under the agreement, the employee is entitled to a base salary and bonuses based on increases in revenues and operating profit and the success of raising capital during 2001.

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999

                  The employee was granted stock options to purchase 360,000 shares of the Company's common stock at $.44 per share during 1998. Vesting for the 360,000 shares occurred over a two-year period. During December 2000, the employee was awarded options for 2000 to purchase 350,000 shares of the Company's common stock at $.50 per share. Subsequent to year-end, the employee was awarded options for 2001 and 2002 to purchase 250,000 and 140,000 shares, respectively, of the Company's common stock at $.50 per share. The options have four-year vesting periods from the year for which the options related. All of the options will be fully vested on January 1, 2006.

         (B)      401(K) PLAN

                  The Company maintains a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first month of the quarter following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 25% of eligible compensation, subject to Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions.

                  The Company made $-0- and $40,000 in contributions to the 401(k) Plan for the years ended December 31, 2000 and 1999, respectively.

         (C)      LEASES

                  The Company leases office and warehouse facilities as well as certain other equipment under noncancelable operating lease agreements which expire in 2005.

                  Rental expense under all lease agreements for the years ended December 31, 2000 and 1999 was approximately $101,000 and $59,340, respectively.

                  The Company has also entered into capital lease arrangements for equipment.

                                                                     (Continued)

                                  CIRRONET INC.
                          Notes to Financial Statements
                           December 31, 2000 and 1999


              Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum lease payments under capital lease arrangements as of December 31, 2000 are as follows:

                  YEAR ENDING                                           CAPITAL          OPERATING
                  DECEMBER 31,                                           LEASES            LEASES
                  ------------                                          --------         ---------

                     2001                                               $ 86,400           122,000
                     2002                                                     --           121,000
                     2003                                                     --           121,000
                     2004                                                     --           121,000
                     2005                                                     --            80,000
                                                                        --------          --------

                             Total future minimum lease payments          86,400          $ 565,000
                                                                                          =========

                  Less amount representing interest (at a rate
                      of 12.0%)                                            5,094
                                                                        --------
                            Present value of future minimum
                                 capital lease payments                   81,306

                  Less current maturities of obligations
                      under capital leases                                81,306
                                                                        --------

                             Obligations under capital leases,
                                 excluding current maturities           $     --
                                                                        ========

                  At December 31, 2000, the gross amount of property and equipment under capital leases and related accumulated amortization was $115,864 and $10,270, respectively.

(11)     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         During 1999, the Company changed its method of depreciating property and equipment from the declining-balance method to the straight-line method. The Company believes that using the straight-line method over the estimated useful lives is a more accurate and conservative approach to depreciating the assets. The effect of this change was to increase income before income tax expense and cumulative effect of accounting change and net income for 1999 by $57,449 and $34,469, respectively.

(12)     MAJOR CUSTOMERS, SUPPLIERS, AND INTERNATIONAL REVENUE

         Sales derived from major customers (those customers representing more than 10% of total revenue) as a percentage of total revenue for the year ended December 31, 2000 were Customer A - 16%, Customer B - 15%, Customer C - 12%, and Customer D - 11%.

         The Company had international revenue that represented approximately 30% of revenue for the year ended December 31, 2000.

         The Company had purchases from two suppliers representing 52% and 21% of purchases for the year ended December 31, 2000.