Form 10-Q
period 2001-03-31
INTELLIGENT SYSTEMS CORP
filed 2001-05-15
CIK 320340

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001


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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of March 31, 2001, 5,623,784 shares of Common Stock were outstanding.


===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2001               2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                  (Unaudited)         (Audited)
-----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                    $    382           $    594
  Accounts receivable, net                                                                   1,291              1,253
  Affiliate notes and interest receivable                                                    4,777              4,088
  Inventories                                                                                  575                475
  Other current assets                                                                         173                268
-----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                     7,198              6,678
-----------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                       11,284             10,504
Long-term notes receivable                                                                     367                378
Property and equipment, at cost less accumulated depreciation and amortization                 452                482
 Other assets                                                                                   15                 15
-----------------------------------------------------------------------------------------------------------------------
 Total assets                                                                             $ 19,316           $ 18,057
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                   $  1,714           $  1,504
  Accounts payable                                                                             345                357
  Accrued expenses and other current liabilities                                             1,414              1,522
-----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                3,473              3,383
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 authorized, 5,623,784
      outstanding at March 31, 2001 and December 31, 2000                                       56                 56
  Paid-in capital                                                                           24,216             24,216
  Unrealized gain (loss) in available-for-sale securities                                      205               (215)
  Accumulated deficit                                                                       (8,634)            (9,383)
-----------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                              15,843             14,674
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $ 19,316           $ 18,057
=======================================================================================================================

The accompanying notes are an integral part of these balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

THREE MONTHS ENDED MARCH 31,                                                                   2001                 2000
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                 $     1,694           $     2,007
Expenses:
  Cost of sales                                                                                   614                   841
  Marketing                                                                                       325                   220
  General & administrative                                                                        735                 1,047
  Research & development                                                                          254                   208
---------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                             (234)                 (309)
---------------------------------------------------------------------------------------------------------------------------
Other income (expense):
  Interest income                                                                                 437                    32
  Investment income, net                                                                          845                 8,849
  Equity losses in affiliates                                                                    (306)                 (195)
  Other income, net                                                                                 7                    10
---------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                                                   749                 8,387
---------------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                  --                     3
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                $       749           $     8,384
===========================================================================================================================
Basic net income per share based upon basic weighted average shares                       $      0.13           $      1.48
---------------------------------------------------------------------------------------------------------------------------
Diluted net income per share based upon diluted weighted  average shares                  $      0.13           $      1.46
===========================================================================================================================
Basic weighted average shares outstanding                                                   5,623,784             5,653,822
---------------------------------------------------------------------------------------------------------------------------
Diluted weighted average shares outstanding                                                 5,627,450             5,735,720
===========================================================================================================================

The accompanying notes are an integral part of these statements

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                                         THREE MONTHS ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                                               2001              2000
---------------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income                                                                             $   749           $ 8,384
   Adjustments to reconcile net income to net cash provided by (used for)
      operating activities, net of effects of acquisitions and dispositions:
         Depreciation and amortization                                                         53                21
         Gain from sales of assets                                                           (845)           (8,849)
         Equity in net loss of affiliates                                                     306               195
         Changes in operating assets and liabilities:
            Accounts receivable                                                               (38)             (211)
            Inventories                                                                      (100)             (101)
            Other current assets                                                               95               (40)
            Accounts payable                                                                  (12)              220
            Accrued expenses and other current liabilities                                   (108)               58
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                             100              (323)
=====================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                                         904             8,938
   Acquisitions of long-term investments                                                     (725)           (1,400)
   Increase in minority interest                                                               --                 3
   Repayment (advances) under notes receivable, net                                          (677)              141
   Dispositions (acquisitions) of property and equipment, net                                 (24)               11
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                             (522)            7,693
=====================================================================================================================

FINANCING ACTIVITIES:
   Net borrowings (repayments) under short-term borrowing arrangements                        210              (100)
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities                                              210              (100)
=====================================================================================================================

Net increase (decrease) in cash                                                              (212)            7,270
Cash at beginning of period                                                                   594               737
---------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                     $   382           $ 8,007
=====================================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and 2000. The interim results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements for the fiscal year ended December 31, 2000, as filed in our annual report on Form 10-K.

3. Comprehensive Income - In accordance with Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

                 Consolidated Statements of Comprehensive Income
                            (unaudited, in thousands)

                                                     Three Months Ended March 31,
                                                        2001            2000
          -----------------------------------------------------------------------
          Net income                                  $   749         $ 8,384
          Other comprehensive income (loss):
             Unrealized gain                              420           5,127
          -----------------------------------------------------------------------
          Comprehensive income                        $ 1,169         $13,511
          =======================================================================

4. Sale of Interest in Risk Laboratories, LLC ("Risk") - On January 18, 2001, we sold 214,273 common units of Risk, a former affiliate company, to American Home Assurance Company ("AHAC") for a total of $900,000 cash. We recorded a gain of $893,000 based on a cost basis of $7,000, which is included in investment income in the accompanying statement of operations for the three months ended March 31, 2001. At the same time, we acquired 107,137 common units from Risk for a total acquisition price of $450,000. Concurrent with the purchase of these units, we recaptured $450,000 in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the accompanying consolidated statement of operations for the three months ended March 31, 2001.

5. Sale of Interest in PaySys International, Inc. ("PaySys") - On April 27, 2001, we sold our ownership interest in PaySys, an affiliate company, to First Data Corporation. In exchange for the sale of our 3,606,382 shares of PaySys common stock, we received cash proceeds of $17,780,000. In addition, PaySys repaid 4,329,000 in principal and interest related to short-term bridge loans. Immediately prior to the sale to First Data Corporation, PaySys spun off two subsidiaries to its shareholders. Accordingly, we own approximately 30 percent of each of Delos Payment Systems, Inc. and dbbAPPS, Inc., both development stage companies that will continue to develop and market a proprietary software operating platform and application software that has been under development by PaySys. In addition, a significant escrow fund was set aside for potential liabilities that may arise after the closing of the sale. The balance of the fund, after payment of any claims, will be distributed pro rata to PaySys shareholders, including us, as additional sale proceeds at various time periods over the next four years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary - Our consolidated operating subsidiaries in the first quarter of 2001 are ChemFree Corporation (bio-remediating parts washers and fluids) and QS Technologies, Inc. (public health software). In the first quarter of 2000, we also consolidated the results of our PsyCare subsidiary (health care services) prior to the sale of its operations in November 2000.

Overall, results for ongoing consolidated companies improved year-to-year, with each subsidiary operating profitably. The operating loss in the first quarter of 2000 and 2001 relates mainly to corporate expenses. During the first quarter last year, we incurred a non-recurring gain of $8.6 million on the sale of part of our investment in Risk Laboratories which resulted in significantly more income reported in the first quarter of 2000 than in the same period this year.

Sales - In the current period, revenue was derived from domestic and international sales of parts washers and related chemicals at the ChemFree subsidiary and from domestic sales of software license and maintenance agreements at the QS Technologies subsidiary. For the three month period ended March 31, 2001, net sales were $1,694,000, a decline of 16 percent compared to the three month period ended March 31, 2000. Revenue recorded by both the ChemFree and QS Technologies subsidiaries increased period-to-period; however, the sale of the PsyCare health care operation in late 2000 resulted in an overall decline on a comparative basis because we include revenue from its operation in the first quarter of 2000 but not in the first quarter of 2001.

Cost of sales - Cost of sales as a percentage of revenue was 36 percent in the current period compared to 42 percent in the first quarter last year. ChemFree's product cost declined slightly compared to the prior period and is the main component of our cost of sales in the period ended March 31, 2001. The major reason for the decline in cost of sales period to period is the elimination of the cost associated with the PsyCare operation after its sale.

Operating Expenses - Marketing expenses increased in both absolute dollars and as a percentage of revenue in the first quarter of 2001 compared to the first quarter last year, principally related to higher expense levels at the ChemFree subsidiary for sales personnel, travel and marketing programs to increase its customer base and product sales. General and administrative expenses were down significantly in the first quarter of 2001 compared to the first quarter of 2000. Last year's general and administrative expenses include a one-time compensation expense of $150,000 and the expenses associated with the PsyCare operation, neither of which are included in the current quarter. General and administrative expenses at ChemFree and QS Technologies were relatively consistent period-to-period. Research and development expense increased approximately 22 percent period to period to support new product development activities at the QS Technologies subsidiary.

Interest Income - We had net interest income of $437,000 in the first quarter this year compared to net interest income of $32,000 in the first quarter of 2000. Compared to the same period last year, in the first quarter of 2001 we had a significantly higher level of notes receivable outstanding, mainly related to loans to affiliate companies, on which we earned interest income. As a result of the PaySys transaction (refer to Note 5 to these financial statements), $3.5 million in notes was repaid after the close of the first quarter and therefore will not generate interest income in the future.

Investment Income - In the first quarter of 2001, we recognized a gain of $893,000 on the sale of 214,273 common units of Risk, a former affiliate company, in a private transaction (refer to Note 4 to these financial statements), offset by a loss of $50,000 on a minority investment in a private company. By comparison, in the first quarter last year, we sold 2,310,000 common units of Risk in a transaction with the same buyer that generated a gain of $8,622,000. In addition, in the first quarter last year we realized a gain of $207,000 on the sale of part of our holdings in S1 Corporation.

Equity in Losses of Affiliates - On a quarterly basis, we recognize our pro rata share of the income or loss of affiliate companies accounted for by the equity method. In the first quarter ended March 31, 2001 and 2000, respectively, we recorded a net loss in the equity of such companies of $306,000 and $195,000, respectively.

Minority Interest - This amount represents the pro rata ownership share of minority shareholders in certain non-wholly-owned subsidiaries of the company.

FINANCIAL CONDITION

In the first three months of 2001, our principal sources of cash were $900,000 related to the sale of Risk common units (refer to Note 4 to these financial statements) and borrowings of $210,000 under a bank line of credit. Our main uses of cash were $725,000 for follow-on investments in earlier funded companies and $677,000 in loans to affiliate companies. Of the $725,000, $450,000 was for the investment in Risk and the remaining $275,000 was for investments in two early-stage private companies.

Subsequent to the quarter end, on April 27, 2001, we completed the sale of our interest in an affiliate company, PaySys International, Inc. (refer to Note 5 to these financial statements). The transaction resulted in cash proceeds to us of $17,780,000 from the stock sale and $4,329,000 from repayment of short term notes and interest. We used part of the proceeds to repay our outstanding bank debt of $2,000,000. As a result of this sale transaction and given our current moderate level of cash required for operations, we believe we have sufficient cash for the foreseeable future to support our operations and business plan. We are presently studying the best uses of our cash resources, which may include stock repurchases, cash dividends, investments and acquisitions, among others.

INVESTMENT COMPANY ACT

The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is primarily engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading insecurities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer's total assets. We do not intend to be and do not consider Intelligent Systems to be an investment company and have relied on Rule 3a-1 of the 1940 Act which provides that a company is not deemed to be an investment company if no more than 45 percent of the value of its assets and no more than 45 percent of its net income in the last four quarters is derived from securities of companies it does not control. In the quarter ended March 31, 2001, we may technically have triggered the definition related to net income because of gains generated from the sale of non-control securities in the past four quarters. However, at that time and to the extent necessary to do so, we elected to rely on the safe harbor from the definition of an investment company for transient investment companies contained in Rule 3a-2 under the Investment Company Act. Rule 3a-2 provides a conditional one year exclusion from the investment company definition for an issuer that, among other things, has a bona fide intent not to be an investment company as soon as is reasonably practical. We believe we will be back in compliance with the requirements of Rule 3a-1 of the 1940 Act within the one-year exemption period.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS, REPORTS ON FORM 8-K

A.       There are no exhibits filed with this report.

B. The Company filed a Report on Form 8-K dated March 19, 2001 during the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              INTELLIGENT SYSTEMS CORPORATION
                              Registrant



Date:  May 15, 2001           By: /s/  J. LELAND STRANGE
                                 ----------------------------------------------
                                       J. Leland Strange
                                       Chairman of the Board, President



Date:  May 15, 2001           By: /s/  BONNIE L. HERRON
                                 ----------------------------------------------
                                       Bonnie L. Herron
                                       Vice President, Chief Financial Officer