Form 10-Q
period 2001-06-30
INTELLIGENT SYSTEMS CORP
filed 2001-08-14
CIK 320340

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001


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

         As of June 30, 2001, 5,617,884 shares of Common Stock were outstanding.




================================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                       JUNE 30,      DECEMBER 31,
                                                                                         2001            2000
-----------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)       (Audited)
-----------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                               $  20,124        $    594
  Accounts receivable, net                                                               1,493           1,253
  Affiliate notes and interest receivable                                                1,399           4,088
  Inventories                                                                              585             475
  Other current assets                                                                     143             268
-----------------------------------------------------------------------------------------------------------------
    Total current assets                                                                23,744           6,678
-----------------------------------------------------------------------------------------------------------------
Long-term investments                                                                   11,286          10,504
Long-term notes receivable                                                                 364             378
Property and equipment, at cost less accumulated depreciation                              418             482
Other assets, net                                                                           15              15
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                         $  35,827        $ 18,057
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                              $      --        $  1,504
  Accounts payable                                                                         358             357
  Accrued expenses and other current liabilities                                         1,835           1,522
-----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                            2,193           3,383
-----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized, 5,617,884 and
     5,623,874 outstanding at June 30, 2001 and December 31, 2000, respectively             56              56
  Paid-in capital                                                                       24,191          24,216
  Accumulated other comprehensive income (loss)                                             90            (215)
  Accumulated deficit                                                                    9,297          (9,383)
-----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                          33,634          14,674
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $  35,827        $ 18,057
=================================================================================================================


The accompanying notes are an integral part of these consolidated balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                                  2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                                     $    1,519    $    1,988     $    3,213    $    3,995
Expenses:
  Cost of sales                                                      661           822          1,275         1,663
  Marketing                                                          355           211            680           431
  General & administrative                                           850           703          1,585         1,750
  Research & development                                             241           202            495           410
---------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                       (588)           50           (822)         (259)
---------------------------------------------------------------------------------------------------------------------
Other income:
  Interest income (expense), net                                     287            54            724            86
  Investment income, net                                          18,798            --         19,643         8,848
  Equity losses in affiliated companies                             (183)         (284)          (489)         (480)
  Other income (loss), net                                             1            50              8            61
---------------------------------------------------------------------------------------------------------------------
Income (loss) before tax provision and minority interest          18,315          (130)        19,064         8,257
---------------------------------------------------------------------------------------------------------------------
Income tax provision                                                 384            --            384            --
---------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                            17,931          (130)        18,680         8,257
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                     --             2             --             5
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                             $   17,931    $     (132)    $   18,680    $    8,252
=====================================================================================================================
Basic net income (loss) per share                             $     3.19    $    (0.02)    $     3.32    $     1.47
Diluted net income (loss) per share                           $     3.19    $    (0.02)    $     3.32    $     1.47
=====================================================================================================================
Basic weighted average shares outstanding                      5,620,845     5,590,613      5,622,315     5,622,218
Diluted weighted average shares outstanding                    5,625,443     5,590,613      5,625,501     5,613,346
=====================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                                SIX MONTHS ENDED JUNE 30,
CASH PROVIDED BY (USED FOR):                                                       2001          2000
---------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income                                                                    $ 18,680       $ 8,252
   Adjustments to reconcile net income to net cash used for operating activities, net of effects of acquisitions and dispositions:
         Depreciation and amortization                                                112             8
         Gain from sale of assets                                                 (19,643)       (8,849)
         Equity in net loss of affiliates                                             489           479
         Changes in operating assets and liabilities:
            Accounts receivable                                                      (240)         (405)
            Inventories                                                              (111)         (161)
            Other current assets                                                      125          (156)
            Accounts payable                                                            1            79
            Accrued expenses and other current liabilities                            313            49
---------------------------------------------------------------------------------------------------------
Cash used for continuing operations                                                  (274)         (704)
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                               19,702         8,937
   Acquisitions of long-term investments                                           (1,026)       (1,953)
   Increase in minority interest                                                       --             5
   Repayments of notes and interest receivable                                      4,344           476
   Advances under notes and interest receivable                                    (1,639)         (243)
   Dispositions (purchases) of property and equipment, net                            (48)           66
---------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                              21,333         7,288
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Repayments under short-term borrowing arrangements                              (2,394)         (905)
   Borrowings under short-term borrowing arrangements                                 890           805
   Payment of dividend to stockholders                                                 --        (2,956)
   Purchase and retirement of stock                                                   (25)           --
   Proceeds from exercise of stock options                                             --            71
---------------------------------------------------------------------------------------------------------
Cash used for financing activities                                                 (1,529)       (2,985)
---------------------------------------------------------------------------------------------------------
Net increase in cash                                                               19,530         3,599
Cash at beginning of period                                                           594           737
---------------------------------------------------------------------------------------------------------
Cash at end of period                                                            $ 20,124       $ 4,336
=========================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and 2000. The interim results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 2000, as filed in our annual report on Form 10-K.

3. Comprehensive Income - In accordance with Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:


             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)

                                                         Three Months Ended      Six Months Ended
                                                              June 30                 June 30
         ------------------------------------------------------------------------------------------
                                                           2001       2000        2001        2000
         ------------------------------------------------------------------------------------------
         Net income (loss)                               $17,931    $  (132)    $18,680     $ 8,252
         Other comprehensive income (loss):
         Unrealized gain (loss)                             (115)    (3,223)        305       1,904
         ------------------------------------------------------------------------------------------
         Comprehensive income (loss)                     $17,816    $(3,355)    $18,985     $10,156
         ==========================================================================================

4. Sale of Interest in Risk Laboratories, LLC ("Risk") - On January 18, 2001, we sold 214,273 common units of Risk, a former affiliate company, to American Home Assurance Company ("AHAC") for a total of $900,000 cash. We recorded a gain of $893,000 based on a cost basis of $7,000, which is included in investment income in the accompanying statement of operations for the six months ended June 30, 2001. At the same time, we acquired 107,137 common units from Risk for a total acquisition price of $450,000. Concurrent with the purchase of these units, we recaptured $450,000 in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the accompanying consolidated statement of operations for the six months ended June 30, 2001. On May 3, 2001, we sold an additional 257,127 common units of Risk to AHAC pursuant to a "put" option we held. AHAC paid us $1,029,000 in cash for the units, on which we recorded a second quarter gain of $1,029,000 on a cost basis of zero. At June 30, 2001, we retain 259,253 common units, representing approximately 2.7% of Risk.

5. Sale of Interest in PaySys International, Inc. ("PaySys") - On April 27, 2001, we sold our ownership interest in PaySys, an affiliate company, to First Data Corporation. In exchange for the sale of our 3,606,382 shares of PaySys common stock, we received cash proceeds of $17,770,000 and recorded a pretax gain of $17,770,000. In addition, PaySys repaid $4,329,000 in principal and interest related to short-term bridge loans. Immediately prior to the sale to First Data Corporation, PaySys spun off two subsidiaries to its shareholders. Accordingly, we own approximately 31 percent of each of Delos Payment Systems, Inc. and dbbAPPS, Inc., both development stage companies that will continue to develop and market a proprietary software operating platform and application software that has been under development by PaySys. We did not record a gain on the distribution to us of an interest in these two companies. Rather, due to uncertainty at this point regarding the two early stage companies, we booked a valuation reserve equal to the net asset value and goodwill associated with our pro rata share of the value of our interest in Delos Payment Systems and dbbAPPS and therefore these assets are carried at zero on our balance sheet. In addition, an escrow fund totaling $20 million was set aside for potential liabilities that may arise after the closing of the sale. The balance of the fund, after payment of any and all claims, will be distributed pro rata to PaySys shareholders, including us, as additional sale proceeds at various time periods over the next four years.

6. Self-Tender Offer - On June 1, 2001, we initiated a self-tender offer to acquire one million shares of our outstanding common stock at a cash price of $5.25 per share. The initial expiration date of June 29, 2001 was extended to July 12, 2001. The offer expired on that date, with 3,904,086 shares tendered. On July 17, 2001, we paid $5,250,000 to acquire the one million shares. We acquired 7,034 odd lot shares and 25.48076% of the remaining shares tendered. The shares acquired were retired. The share repurchase pursuant to the self-tender offer will be reflected in the financial statements for the third quarter ended September 30, 2001.

7. VISaer, Inc. - Effective July 1, 2001, we converted $956,000 in principal and interest related to notes receivable from VISaer into additional preferred stock in VISaer, Inc. Following the transaction, we own approximately 65% of the issued and outstanding common stock equivalents of VISaer, Inc. Accordingly, we will consolidate the results of operations of VISaer for financial periods after July 1, 2001. VISaer, a software company that designs and sells software that automates the maintenance, repair and overhaul (MRO) operations of airlines, is the successor company of Visibility, Inc., an enterprise resource planning (ERP) company whose operations were spun off in July 2000 in order to allow VISaer to concentrate on the higher growth aerospace MRO market. We have owned between 30% and 40% of VISaer (and previously Visibility) since 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary - Our consolidated operating subsidiaries in the first and second quarter of 2001 are ChemFree Corporation (bio-remediating parts washers and fluids) and QS Technologies (public health software). In the same periods last year, we also consolidated the results of our PsyCare subsidiary (health care services) prior to the sale of its operations in November 2000.

Overall, results improved significantly in both the quarter and six month periods ended June 30, 2001. Net income was $17,931,000 and $18,680,000 for the three and six month periods, respectively. The principal component of the improved results is the sale of our interest in affiliate company, PaySys International, Inc., which contributed $17,770,000 to pretax net income, as described in Note 5 above. In the year-to-date period last year, we recognized a gain on the sale of part of our interest in affiliate company, Risk Laboratories, in March 2000, which contributed to net income of $8.3 million for the first half of 2000.

Sales - In 2001, we generate revenue from domestic and international sales of parts washers and related chemicals at the ChemFree subsidiary and from domestic sales of software licenses and maintenance agreements at the QS Technologies subsidiaries. For the three month period ended June 30, 2001, net sales were $1,519,000, a decline of 24 percent compared to the second quarter in 2000. For the six months ended June 30, 2001, revenue was $3,213,000, a decline of 20 percent compared to the same period last year. The major factors contributing to lower revenue for the three and six month periods are the sale of our PsyCare subsidiary in November 2000, which had contributed revenue of $242,000 and $680,000 for the three and six months, respectively, in 2000. Revenue related to ChemFree's operations increased in both the quarter and year-to-date periods in 2001 compared to the same periods in 2000. However, sales of software licenses declined at QS Technologies in both periods this year compared to last year as certain contracts that had been anticipated were postponed to the second half of the year.

Cost of sales - Cost of sales as a percentage of revenue was 44% and 40% in the three and six month periods this year compared to 41% and 42% in the comparable periods last year. ChemFree's cost of sales, which is the main component of consolidated cost of sales in 2001, declined slightly as a percentage of its revenue in each of the periods in 2001 as compared to 2000. Last year's costs include the costs of delivering the health care services associated with the PsyCare subsidiary. Since PsyCare's cost of sales was lower than ChemFree's as a percentage of revenue, the margin improvement at ChemFree is not evident in the consolidated, comparative figures.

Operating Expenses - Marketing expenses increased in both absolute dollars and as a percentage of revenue in the three and six month periods of 2001 compared to the same periods last year. The difference is attributable to higher expenditures at the ChemFree operations for sales personnel, travel, and trade show programs that are intended to attract new customers and to support higher revenue levels. General and administrative expenses were higher in the second quarter and six month periods for 2001 compared to the same periods last year. Included in the second quarter and six month expenses for 2001 is non-recurring bonus expense of $187,000 related to the successful completion of the PaySys transaction. By comparison, in the six month period ended June 30, 2000, there is non-recurring bonus expense of $150,000 related to the successful completion of the sale of the majority of the company's interest in Risk Labs. In the three and six month periods this year, we also include non-recurring expenses totaling approximately $38,000 related to the self-tender offer initiated on June 1, 2001. Research and development expense increased in the three and six month periods of 2001 compared to the same periods in 2000 to support a more aggressive new product development schedule at the QS Technologies subsidiary.

Interest Income - We had net interest income of $287,000 and $724,000 in the second quarter and year-to-date periods, respectively, in 2001. This compares with net interest income of $54,000 and $86,000, respectively, for the same periods in 2000. During the three and six month periods this year, we earned interest on a higher level of notes receivables (through April 2001) and cash balances (during May and June 2001), compared to the same periods in 2000. The interest income in the first four months of 2001 is primarily due to interest earned on the short-term bridge loan to PaySys and thus will not recur.

Investment Income - In the three and six month periods ended June 30, 2001, we recorded investment income of $18,798,000 and $19,643,000, respectively. The main components of investment income include the second quarter gain of $17,770,000 on the PaySys transaction (refer to Note 5) and gains of $893,000 and $1,029,000 in the first and second quarters of 2001, respectively, on sales related to Risk Labs (see Note 4). By comparison, in the six month period ended June 30, 2000, we realized investment income of $8,848,000, consisting mainly of $8,622,000 on the sale of equity units in Risk Labs in a private transaction in March 2000.

Equity Earnings/Losses in Affiliates - On a quarterly basis, we recognize our pro rata share of the earnings or losses of several affiliate companies that we record on the equity method. Most of these companies are early stage companies that typically incur losses during their development and early revenue stages. For the three and six month periods ended June 30, 2001, we recorded equity losses totaling $183,000 and $489,000, respectively. For the comparable periods in 2000, we recorded equity losses of $284,000 and $480,000, respectively.

Income Taxes - We recorded an income tax liability of $384,000 related to the gain on the PaySys transaction. For ordinary income tax purposes, all of the investment gain was sheltered by net operating loss carryforwards. However, the investment gain is subject to alternative minimum tax since only ninety percent of the gain can be sheltered by net operating loss carryforwards.

Minority Interest - In 2000, this amount represents the pro rata ownership share of minority shareholders in the company's PsyCare subsidiary, before it was sold in November 2000.

Common Shares - The average number of basic shares outstanding during the three and six month periods ended June 30, 2001 was 5,620,845 and 5,622,315, respectively. These averages are within 1 percent of the average number of basic shares outstanding in the same periods in 2000.

FINANCIAL CONDITION

In the first six months of 2001, our principal sources of cash were $17,770,000 from the sale of our interest in PaySys, $1,928,000 from the sale of Risk units, and $4,329,000 from repayment of principal and interest related to a bridge loan to PaySys. Our main uses of cash were $1,504,000 to repay in full our outstanding bank debt, $1,026,000 for follow-on investments in technology companies, $1,031,000 in loans to affiliate VISaer, Inc. to fund product development and sales activities and $274,000 for working capital (principally corporate overhead). Subsequent to the quarter end, we converted part of the loans to VISaer (as well as some earlier debt) into new equity to acquire a majority of VISaer (see Note 7).

Long-term investments increased at June 30, 2001 compared to December 31, 2000 by $782,000 as a result of follow-on investments in early stage technology companies, a decline of $221,000 in the market value of our holdings in Headhunter.com [NASDAQ: HHNT] and increases totaling $520,000 in the market value of our holdings in Atherogenics [NASDAQ: AGIX] and Daw Technologies, Inc. [NASDAQ: DAWK] due to a higher trading price of the stocks at the period end. These publicly traded securities were acquired in transactions involving our earlier investments in private companies.

As described in Note 6, we commenced a self-tender offer on June 1, 2001 that expired on July 12, 2001. On July 17, 2001, we used $5,250,000 to acquire and retire one million shares of our common stock.

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

                           PART II. OTHER INFORMATION

ITEM 4.  RESULTS OF VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 17, 2001, the shareholders elected Dr. John Peatman as director of the company to serve until the 2004 annual meeting. Dr. Peatman was elected by a vote of 5,380,008 votes FOR and 82,400 votes WITHHELD. Shareholders also approved a proposal to amend the company's Articles of Incorporation to permit a reverse stock split in a ratio between two and four. The measure received 5,045,799 votes FOR, 406,493 votes AGAINST and 10,116 votes ABSTAINED. As of the date of this report, the board of directors has not determined whether to move forward with the reverse stock split, and, if so, what the reverse stock split ratio and effective date will be.

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


                                INTELLIGENT SYSTEMS CORPORATION
                                Registrant

Date:  August 14, 2001          By: /s/ J. LELAND STRANGE
                                   ---------------------------------------------
                                        J. Leland Strange
                                        Chief Executive Officer, President


Date:  August 14, 2001          By: /s/ BONNIE L. HERRON
                                   ---------------------------------------------
                                        Bonnie L. Herron
                                        Chief Financial Officer, Vice President