Form 10-Q
period 2001-09-30
INTELLIGENT SYSTEMS CORP
filed 2001-11-14
CIK 320340

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         As of September 30, 2001, 4,495,530 shares of Common Stock were outstanding.

===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                       2001                2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                               (Unaudited)          (Audited)
-----------------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                                $  14,012           $     594
  Accounts receivable, net                                                                                2,158               1,253
  Affiliate notes and interest receivable                                                                 1,500               4,088
  Other notes and interest receivable                                                                       352                  --
  Inventories                                                                                               695                 475
  Other current assets                                                                                      481                 268
-----------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                                 19,198               6,678
-----------------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                                     7,340              10,504
Long-term notes receivable                                                                                    7                 378
Property and equipment, at cost less accumulated depreciation                                               680                 482
Goodwill                                                                                                  2,359                  --
Other assets, net                                                                                            52                  15
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $  29,636           $  18,057
===================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                               $      --           $   1,504
  Accounts payable                                                                                        1,036                 357
  Accrued payroll                                                                                           925                 241
  Accrued expenses and other current liabilities                                                          1,827               1,281
-----------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                             3,788               3,383
-----------------------------------------------------------------------------------------------------------------------------------
  Deferred gain                                                                                           2,105                  --
  Deferred revenue                                                                                          562                  --
  Billings in excess of cost                                                                              3,368                  --
  Other long-term liabilities                                                                               333                  --
-----------------------------------------------------------------------------------------------------------------------------------
    Total long-term liabilities                                                                           6,368                  --
-----------------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock of VISaer                                                                         57                  --
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized, 4,495,530 and
     5,623,874 outstanding at September 30, 2001 and December 31, 2000, respectively                         44                  56
  Paid-in capital                                                                                        18,438              24,216
  Accumulated other comprehensive loss                                                                     (684)               (215)
  Accumulated earnings (deficit)                                                                          1,625              (9,383)
-----------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                           19,423              14,674
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                            $  29,636           $  18,057
===================================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

                                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    2001             2000             2001            2000
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $     2,257      $     1,630      $     5,469      $     5,624
Expenses:
  Cost of sales                                                       1,218              638            2,492            2,300
  Marketing                                                             621              253            1,301              684
  General & administrative                                            7,220              756            8,805            2,506
  Research & development                                              1,548              258            2,043              668
------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                 (8,350)            (275)          (9,172)            (534)
------------------------------------------------------------------------------------------------------------------------------
Other income:
  Interest income, net                                                  167               55              891              141
  Investment income, net                                                305              826           19,948            9,675
  Equity losses in affiliated companies                                 (69)            (247)            (558)            (727)
  Other income, net                                                     278                2              286               63
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before tax provision and minority interest             (7,669)             361           11,395            8,618
------------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                      3              213              387              213
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest                               (7,672)             148           11,008            8,405
------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                        --                3               --                8
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                               $    (7,672)     $       145      $    11,008      $     8,397
==============================================================================================================================
Basic net income (loss) per share                               ($     1.63)     $      0.03      $      2.07      $      1.50
Diluted net income (loss) per share                             ($     1.63)     $      0.03      $      2.07      $      1.49
==============================================================================================================================
Basic weighted average shares outstanding                         4,693,491        5,582,259        5,312,707        5,608,898
Diluted weighted average shares outstanding                       4,693,491        5,608,529        5,315,934        5,618,895
==============================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
CASH PROVIDED BY (USED FOR):                                                                           2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
OPERATIONS:
   Net income                                                                                       $   11,008           $   8,397
   Adjustments to reconcile net income to net cash used for operating activities, net of effects of acquisitions and dispositions:
         Depreciation and amortization                                                                     249                  80
         Write-down of goodwill                                                                          6,003                  --
         In-process research & development charge                                                          425                  --
         Gain from sale of assets                                                                      (19,929)             (9,675)
         Equity in net loss of affiliates                                                                  558                 726
         Changes in operating assets and liabilities:
            Accounts receivable                                                                            107                 259
            Inventories                                                                                   (221)               (266)
            Other current assets                                                                           (61)               (105)
            Accounts payable                                                                              (142)                (32)
            Accrued expenses and other current liabilities                                               2,018                 (10)
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                                           15                (626)
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Proceeds from sale of investments                                                                    20,525              10,150
   Acquisition of company, net of cash acquired                                                             81                  --
   Acquisitions of long-term investments                                                                (1,306)             (3,154)
   Increase in minority interest                                                                            --                   7
   Repayments of notes and interest receivable                                                           5,044                 379
   Advances under notes and interest receivable                                                         (3,466)             (2,514)
   Dispositions (purchases) of property and equipment, net                                                (172)                 13
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                                                   20,706               4,881
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Repayments under short-term borrowing arrangements                                                   (1,504)               (600)
   Payment of dividend to stockholders                                                                      --              (2,956)
   Purchase and retirement of stock                                                                     (5,789)                 46
   Foreign currency translation adjustment                                                                 (10)                 --
-----------------------------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                                                      (7,303)             (3,510)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                                    13,418                 745
Cash at beginning of period                                                                                594                 737
-----------------------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                               $   14,012           $   1,482
===================================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                         INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

2. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and 2000. The interim results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements for the fiscal year ended December 31, 2000, as filed in our annual report on Form 10-K.

3. Comprehensive Income - In accordance with Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

             Consolidated Statements of Comprehensive Income (Loss)
                            (unaudited, in thousands)

                                                               Three Months Ended                         Nine Months Ended
                                                                  September 30,                             September 30,
        ----------------------------------------------------------------------------------------------------------------------
                                                            2001                 2000                     2001            2000
        ----------------------------------------------------------------------------------------------------------------------
        Net income (loss)                                $(7,672)                $145                  $11,008          $8,397
        Other comprehensive income (loss):
        Foreign currency translation adjustment              (10)                  --                       --              --
          Unrealized gain (loss)                            (763)               1,006                     (459)           (898)
        ----------------------------------------------------------------------------------------------------------------------
        Comprehensive income (loss)                      $(8,445)              $1,151                  $10,549          $7,499
        ======================================================================================================================

4. Sale of Interest in Risk Laboratories, LLC ("Risk") - On January 18, 2001, we sold 214,273 common units of Risk, a former affiliate company, to American Home Assurance Company ("AHAC") for a total of $900,000 cash. We recorded a gain of $893,000 based on a cost basis of $7,000, which is included in investment income in the accompanying statement of operations for the nine months ended September 30, 2001. At the same time, we acquired 107,137 common units from Risk for a total acquisition price of $450,000. Concurrent with the purchase of these units, we recaptured $450,000 in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the accompanying consolidated statement of operations for the nine months ended September 30, 2001. On May 3, 2001, we sold an additional 257,127 common units of Risk to AHAC pursuant to a "put" option we held. AHAC paid us $1,029,000 in cash for the units, on which we recorded a second quarter gain of $1,029,000 on a cost basis of zero. At September 30, 2001, we retain 259,253 common units, representing approximately 2.7% of Risk.

5. Sale of Interest in PaySys International, Inc. ("PaySys") - On April 27, 2001, we sold our ownership interest in PaySys, an affiliate company, to First Data Corporation. In exchange for the sale of our 3,606,382 shares of PaySys common stock, we received cash proceeds of $17,770,000 and recorded a pretax gain of $17,770,000 in the second quarter of 2001. In addition, PaySys repaid $4,329,000 in principal and interest related to short-term bridge loans. Immediately prior to the sale to First Data Corporation, PaySys spun off two subsidiaries to its shareholders. Accordingly, we own approximately 31 percent of each of Delos Payment Systems, Inc. and dbbAPPS, Inc., both development stage companies that will continue to develop and market a proprietary software operating platform and application software that has been under development by PaySys. We did not record a gain on the distribution to us of an interest in these two companies. Rather, due to uncertainty regarding the two early stage companies, we booked a valuation reserve equal to the net asset value and goodwill associated with our pro rata share of the value of our interest in Delos Payment Systems and dbbAPPS and therefore these assets are carried at zero on our balance sheet. In addition, an escrow fund totaling $20 million was set aside for potential liabilities that may arise after the closing of the sale. The balance of the fund, after payment of any and all claims, will be distributed pro rata to PaySys shareholders, including us, as additional sale proceeds at various time periods over the next four years.

6. Self-Tender Offer and Share Repurchases - On June 1, 2001, we initiated a self-tender offer to acquire one million shares of our outstanding common stock at a cash price of $5.25 per share. The offer expired on July 12, 2001, with 3,904,086 shares tendered. On July 17, 2001, we paid $5,250,000 to acquire one million shares (7,034 odd lot shares and 25.48076% of the remaining shares tendered). We also repurchased an additional 125,688 shares at an average price of $4.20 per share during the third quarter. All shares acquired were retired.

7. Acquisition of VISaer, Inc. - As of June 30, 2001, we owned 40% of VISaer, Inc. ("VISaer") and accounted for our investment under the equity method of accounting. At June 30, 2001, we had a carrying value of $2,860,000 in long-term investments and $1,681,000 in principal and interest outstanding under affiliate notes receivable from VISaer. Effective July 1, 2001, in an unplanned restructuring transaction involving all preferred shareholders of VISaer, we converted $956,000 of our VISaer note receivable into a new series of preferred stock of VISaer. In addition, VISaer repaid the balance of $725,000 owed to us shortly after the restructuring was completed. Following the transaction, we own approximately 65% of the equity of VISaer. VISaer, a software company that designs and sells software that automates the maintenance, repair and overhaul (MRO) operations of airlines, is the successor company of Visibility, Inc., an enterprise resource planning
         (ERP) company whose operations were spun off a year ago in July 2000 in order to allow VISaer to concentrate on the higher growth aerospace MRO market.

         The debt to equity conversion in July resulted in ISC taking control of VISaer. Our ownership of VISaer increased from 40% to 65%, and we account for the transaction as a "step" acquisition. For financial reporting periods after July 1, 2001, we account for VISaer under the consolidation method, compared to the equity method of accounting used to account for VISaer prior to July 1, 2001. The required accounting treatment for the "step" acquisition and related purchase accounting of VISaer had the result of immediately creating $8,806,000 in intangible assets for financial reporting purposes. In accordance with Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Intangible Assets", based on third party valuations, we identified and valued the following intangible assets: existing software technology ($2,000,000), in-process research and development ($1,700,000) and a favorable lease contract ($200,000). At the time of the acquisition we recorded 25% of such amounts to reflect the amount associated with our acquisition of an additional 25% "step" of VISaer. The recorded amount for existing software technology ($500,000) is being amortized over its estimated useful life of three years and the recorded amount for the favorable lease contract ($50,000) is being amortized over the remaining term of the lease (through July 2004). We immediately expensed $425,000 (representing 4.8% of the $8,806,000 of total intangibles) related to purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. This amount is included in research and development expense for the third quarter. The remaining excess intangible value in the amount of $7,831,000 was booked as goodwill at July 1, 2001.

8. Write-down of Goodwill - At September 30, 2001, as a result of the terrorist attacks on September 11, 2001 which have directly impacted the aerospace industry into which VISaer sells its software products, we evaluated the extent to which the reporting unit of VISaer might be impaired. Among the factors considered were deferrals and reduced value of anticipated contracts, reduced spending and financial resources of the airline industry, increased working capital requirements to get to breakeven, general economic conditions, reduced spending on IT products, and a significant increase in the general uncertainty regarding the airline industry. An analysis by a third party based on an undiscounted cash flow model determined that under SFAS 121, the long lived assets associated with VISaer were impaired. Based upon a fair value appraisal by a third party valuation firm, we assessed the total value of VISaer at September 30, 2001 to be $3.7 million. Based on our 65% ownership, the value of our ownership was $2.4 million. We expensed $6,003,000 related to the goodwill, reducing the carrying value of the residual goodwill to $1,855,000 at September 30, 2001 (exclusive of the $550,000 of identifiable intangible explained in Note
         7). The one-time charge is included in general and administrative expense for the third quarter.

9. Sale of HeadHunter.com Common Stock - In the third quarter ended September 30, 2001, we sold 90,228 shares of common stock (representing all of our interest) of HeadHunter.com [NASDAQ:HHNT]. We originally acquired the shares in exchange for our holdings in privately held MiracleWorker.com in August 2000. We received $821,000 cash and recognized a gain of $471,000 on an original cost basis of $350,000.

10. New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted the new statement on January 1, 2001. The adoption of this Statement did not have a significant impact on the Company's financial statements.

         In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a significant impact on the Company's financial statements.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations." This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. See Note 7 for the impact related to the acquisition of VISaer, Inc. Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. SFAS No. 142 will become effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 on January 1, 2002 and is currently evaluating the overall impact of SFAS No. 142 on its financial statements. For acquisitions completed after June 30, 2001, the Statement requires that goodwill not be amortized to earnings beginning immediately. Related to the acquisition of VISaer, Inc. (Note
         8) the Company generated $1,855,000 of goodwill, after related charges, of which no amortization expense is reflected in the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Summary - Our consolidated operating subsidiaries in 2001 are ChemFree Corporation (bio-remediating parts washers and fluids), QS Technologies, Inc. (public health software) and, since July 1, 2001, VISaer, Inc. (software for the aerospace maintenance, repair and overhaul industry). In the same periods last year, we also consolidated the results of our PsyCare subsidiary (health care services) prior to the sale of its operations in November 2000.

In the third quarter this year, we recorded significant losses, in large part due to the acquisition of VISaer as detailed in Notes 7 and 8 above which resulted in non-recurring, no-cash charges totaling $6,428,000. VISaer, as an early stage company, also incurs operating losses due to significant new software product development activities and delayed recognition of revenue under applicable accounting standards. In addition, both ChemFree and VISaer have seen some negative impact related to the terrorist attacks of September 11th, with lower revenue levels in September than anticipated and some delay or deferral of anticipated contracts. The impact on VISaer (which sells its software products and services to airlines) is likely to be of longer duration than for ChemFree. Year-to-date net income for 2001 includes a gain of $17,770,000 on the sale of our interest in affiliate company, PaySys International, Inc. as described in
Note 5 above, which was offset in part by the third quarter, non-recurring charges related to the VISaer acquisition. In the year-to-date period last year, we recognized a gain of $8,622,000 on the sale of part of our interest in affiliate company, Risk Laboratories, in March 2000, which contributed to net income of $8,396,000 million for the first nine months of 2000.

Sales - In 2001, we generate revenue from domestic and international sales of parts washers and related chemicals at the ChemFree subsidiary, from domestic sales of software licenses and maintenance agreements at the QS Technologies subsidiary and, since July 1, 2001, from domestic and international sales of software licenses, maintenance agreements and professional services at the VISaer subsidiary. For the three month period ended September 30, 2001, net sales were $2,257,000, an increase of 38 percent compared to the third quarter in 2000. For the nine months ended September 30, 2001, revenue was $5,469,000, a decline of three percent compared to the same period last year. The major factor contributing to increased revenue for the three month period this year is the inclusion of revenue of the VISaer subsidiary since July 1, 2001. In addition to the revenue recognized by VISaer during the quarter, the company also has $3.9 million in deferred revenue and billings in excess of cost which will be recognized in future periods on either a percentage of completion or completed contracts basis. Revenue related to ChemFree's operations was down slightly in the third quarter (attributable to a slowdown after the terrorist attacks in September) and up approximately 4 percent for the year-to-date periods in 2001 compared to the same periods in 2000. Sales of new software licenses at QS Technologies declined in both the three and nine month periods this year compared to last year although maintenance revenue was relatively consistent year-to-year. Another factor impacting the period-to-period comparisons is the fact that last year's results include revenue of

$211,000 and $891,000 for the three and nine months, respectively, related to our PsyCare operations prior to its sale last year.

Cost of sales - Cost of sales as a percentage of revenue was 54% and 46% in the three and nine month periods this year compared to 39% and 41% in the comparable periods last year. The acquisition of VISaer this year and the sale of PsyCare last year make direct comparisons of the consolidated cost of sales misleading. ChemFree's cost of sales consistently represented approximately 55 percent of revenue for the year-to-date period this year and both quarter and year-to-date periods last year. However, it was higher in the third quarter this year due to higher transportation costs and a reconciliation of demonstration inventory. VISaer's cost of sales in the third quarter was higher as a percentage of revenue than its historical levels because the revenue mix was skewed toward services rather than new license fees. Cost of sales in 2000 includes costs of delivering the health care services associated with the PsyCare subsidiary prior to its sale in November 2000.

Operating Expenses - Marketing expenses increased in both absolute dollars and as a percentage of revenue in the three and nine month periods of 2001 compared to the same periods last year. The difference is attributable in part to the inclusion of the marketing expenses of the VISaer subsidiary. In addition, there were greater expenditures at the ChemFree operation for sales personnel, travel, and trade show programs that are intended to attract new customers and to support its established customer base. General and administrative expenses were higher in the third quarter and nine month period for 2001 compared to the same periods last year. The difference is largely attributable to a non-recurring charge in the third quarter of $6,003,000 for impairment of goodwill associated with VISaer (refer to Note 8). In addition, third quarter expenses were higher than the comparable period last year due to the inclusion of VISaer operating expenses this year and increased legal and accounting expenses at the corporate level. Included in the nine month expenses for 2001 is non-recurring bonus expense of $187,000 related to the successful completion of the PaySys transaction. By comparison, in the nine month period ended June 30, 2000, there is non-recurring bonus expense of $150,000 related to the successful completion of the sale of the majority of the company's interest in Risk Labs. Research and development expense increased in the three and nine month periods of 2001 compared to the same periods in 2000. Part of the increase is due to a non-recurring charge of $425,000 for purchased research and development projects of VISaer that had not reached technological feasibility and that did not have an alternative future use (refer to Note 7) and the inclusion of other VISaer R&D expenses since July 1, 2001 as well. A small part of the increase in the year-to-date numbers is related to more aggressive new product development activities at the QS Technologies subsidiary.

Interest Income - We had net interest income of $167,000 and $891,000 in the third quarter and year-to-date periods, respectively, in 2001. This compares with net interest income of $55,000 and $141,000, respectively, for the same periods in 2000. During the three and nine month periods this year, we earned interest on a higher level of notes receivables (through April 2001) and cash balances (since April 2001), compared to the same periods in 2000. The interest earned year-to-date 2001 includes $829,000 related to the short-term bridge loan to PaySys which was repaid in late April. Since then, most of the interest earned is related to bank deposits.

Investment Income - In the three and nine month periods ended September 30, 2001, we recorded investment income of $305,000 and $19,948,000, respectively. The main component of investment income in the third quarter is a gain of $471,000 related to the sale of HeadHunter stock (refer to Note 9) offset by reserves totaling $185,000 to write off two small software investments. Year-to-date investment income also includes a second quarter gain of $17,770,000 on the PaySys transaction (refer to Note 5), and gains of $893,000 and $1,029,000 in the first and second quarters of 2001, respectively, on sales related to Risk Labs (refer to Note 4). By comparison, in the nine month period ended September 30, 2000, we realized investment income of $9,675,000, consisting mainly of $8,622,000 realized on the sale of equity units in Risk Labs in a private transaction in March 2000.

Equity Losses in Affiliates - On a quarterly basis, we recognize our pro rata share of the earnings or losses of several affiliate companies that we record on the equity method. These companies are early stage companies that typically incur losses during their development and early revenue stages. For the three and nine month periods ended September 30, 2001, we recorded equity losses totaling $69,000 and $558,000, respectively. For the comparable periods in 2000, we recorded equity losses of $247,000 and $727,000, respectively. The equity losses in prior periods included losses related to VISaer prior to its "step" acquisition on July 2, 2001.

Other Income - In the third quarter of 2001, other income is mainly related to VISaer's realization of approximately $271,000 related to deferred gains on the sale of the Visibility business in July 2000.

Income Taxes - We recorded a year-to-date income tax liability of $387,000 related to the gain on the PaySys transaction. For ordinary income tax purposes, all of the investment gain was sheltered by net operating loss carryforwards. However, the investment gain is subject to alternative minimum tax since only ninety percent of the gain can be sheltered by net operating loss carryforwards. Last year, the year-to-date figures include income taxes payable on gains on the Risk transaction in March 2000.

Minority Interest - In 2000, this amount represents the pro rata ownership share of minority shareholders in our PsyCare subsidiary, before it was sold in November 2000.

Common Shares - The average number of basic shares outstanding during the three and nine month periods ended September 30, 2001 was 4,693,491 and 5,312,707, respectively. The decline in the third quarter average reflects the repurchase of 1,125,688 shares of common stock during the third quarter, including 1,000,000 in the self tender offer completed July 12, 2001.

FINANCIAL CONDITION

In the first nine months of 2001, our principal sources of cash were $17,770,000 from the sale of our interest in PaySys, $1,928,000 from the sale of Risk units, $4,329,000 from repayment of principal and interest related to a bridge loan to PaySys, and $821,000 from the sale of our HeadHunter.com stock. Our main uses of cash were $5,789,000 to acquire and retire shares of our common stock, $1,504,000 to repay in full our outstanding bank debt, $1,306,000 for follow-on investments in technology companies, $1,800,000 for bridge loans (mainly $1,500,000 to Delos Payment Systems in the third quarter).

Long-term investments decreased at September 30, 2001 compared to December 31, 2000 by $3,164,000. The main components of this amount include reclassification of $2,860,000 of the carrying value of VISaer, $1,306,000 in follow-on investments in early stage technology companies, equity losses of $559,000 in affiliate companies, $643,000 due to the sale of our holdings in HeadHunter.com and a decline of $174,000 in the market value of our holdings in Daw Technologies, Inc. [NASDAQ: DAWK] due to lower trading price of the stock at the period end.

As a result of the step acquisition of VISaer, we now consolidate the assets and liabilities of VISaer. Much of the increase since December 31, 2000 in accounts receivables, property and equipment, accounts payable, accrued payroll and accrued other liabilities are directly related to consolidating the VISaer accounts since July 1, 2001. In addition, the following liability accounts have not been part of our financial statements for prior periods but are relevant to the VISaer operations. A brief explanation of each is outlined below:

- Deferred Gain - When VISaer spun off the Visibility ERP software product line in July 2000, the buyer assumed certain liabilities and contracts related to the acquired operations. VISaer did not obtain releases from creditors for a portion of these liabilities and contracts and, accordingly, remains contingently liable for these obligations and therefore has classified them as "deferred gain". As the obligations are paid by the buyer, VISaer recognizes additional income on the sale of the product line. ISC is not a guarantor or contingently liable for the VISaer subsidiary obligations.

- Deferred Revenue - These amounts relate to revenue from annual software maintenance and support contracts for which VISaer customers have paid the annual fee. Such amounts are recognized ratably over the term of the contract.

- Billings in Excess of Costs - These amounts relate to VISaer billings that are not yet recognizable in accordance with auditing standards generally accepted in the United States. Revenue is recognized in accordance with Statement of Position (SOP) No. 97-2, "Software Revenue Recognition", either on the percentage of completion method or completed contracts method, depending upon the specific terms of the software license sold.

- Redeemable Preferred Stock of VISaer - This amount relates to VISaer's obligation to the minority shareholder of VISaer pursuant to the redemption provision of the preferred stock of VISaer. The amount related to the VISaer obligation to Intelligent Systems pursuant to the redemption provision is eliminated in consolidation. The redemption liability is an obligation of VISaer, not of the parent company Intelligent Systems.

We believe we have adequate cash and access to capital to support the company's operations and plans for the foreseeable future.

INVESTMENT COMPANY ACT

The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is primarily engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer's total assets. We do not intend to be and do not consider Intelligent Systems to be an investment company and have relied on Rule 3a-1 of the 1940 Act which provides that a company is not deemed to be an investment company if no more than 45 percent of the value of its assets and no more than 45 percent of its net income in the last four quarters is derived from securities of companies it does not control. In the quarter ended March 31, 2001, we may technically have triggered the definition related to net income because of gains generated from the sale of non-control securities in the past four quarters. However, at that time and to the extent necessary to do so, we elected to rely on the safe harbor from the definition of an investment company for transient investment companies contained in Rule 3a-2 under the Investment Company Act. Rule 3a-2 provides a conditional one year exclusion from the investment company definition for an issuer that, among other things, has a bona fide intent not to be an investment company as soon as is reasonably practical. We believe we will be back in compliance with the requirements of Rule 3a-1 of the 1940 Act within the one-year exemption period.

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

                                        INTELLIGENT SYSTEMS CORPORATION
                                        Registrant



Date:  November 14, 2001                By: /S/ J. LELAND STRANGE
                                           ------------------------------------
                                            J. Leland Strange
                                            Chief Executive Officer, President



Date:  November 14, 2001                By: /S/ BONNIE L. HERRON
                                           ------------------------------------
                                           Bonnie L. Herron
                                           Chief Financial Officer