Form 10-K405
period 2001-12-31
INTELLIGENT SYSTEMS CORP
filed 2002-03-22
CIK 320340

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission file number 1-9330

                        INTELLIGENT SYSTEMS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     GEORGIA                                                                        58-1964787
---------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)

       4355 SHACKLEFORD ROAD, NORCROSS, GEORGIA                                                        30093
---------------------------------------------------------------------------------------------------------------------------
        (Address of principal executive offices)                                                     (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002, 4,495,530 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,494,558 (computed using the closing price of the Common Stock on March 15, 2002 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002, are incorporated by reference in Part III hereof.


===============================================================================

                               TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----
PART I

     Item   1.  Business...........................................................................................3
            2.  Properties.........................................................................................8
            3.  Legal proceedings..................................................................................8
            4.  Submission of matters to a vote of security holders................................................8

PART II

            5.  Market for the registrant's common equity and related stockholder matters..........................8
            6.  Selected financial data............................................................................9
            7.  Management's discussion and analysis of financial condition and results of operations..............9
            7A. Quantitative and qualitative disclosures about market risk........................................13
            8.  Financial statements and supplementary data.......................................................14
            9.  Changes in and disagreements with accountants on accounting and financial disclosure..............14

PART III

           10.  Directors and executive officers of the registrant................................................14
           11.  Executive compensation............................................................................14
           12.  Security ownership of certain beneficial owners and management....................................14
           13.  Certain relationships and related transactions....................................................14

PART IV

           14.  Exhibits, financial statement schedules and reports on Form 8-K...................................15
     Signatures ..................................................................................................18

                                     PART I

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation
         (ISC). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "likely" and "intend", and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, performance and financial condition of affiliate companies, and general economic conditions. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

Since the early 1980's, we have conducted our operations principally through majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Frequent acquisitions of or investment in promising early stage companies in the technology industry have long been components of our overall strategy. Since most of our companies are early or growth stage businesses, from time to time they may require funding, in excess of what we can provide, from third parties or the public markets to support their business plan. They may seek to be acquired or to merge with another company in response to various market conditions or if circumstances indicate that operating as a stand-alone company is not in their best interest. As a result, our ownership position frequently changes from time to time. Moreover, in the past several years, we have sold or discontinued several subsidiaries, such as InterQuad Services and PsyCare America, generally in response to what we believe to be unfavorable industry trends or prospects as stand-alone companies. We anticipate that generally lower valuations for early stage companies and our increased liquidity will allow us to increase the number of companies we control and in which we are involved in day-to-day management of their operations.

Our main focus is to help entrepreneurs build valuable companies by providing operational and strategic management, practical business advice, early stage equity capital, a network of business contacts and, in some cases, a proven incubator program. Depending upon the needs of the partner company, we will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. Most of our partner companies are involved in the information technology industry (principally software for business applications) although we are involved in other industries as well (including industrial products, biotechnology, and wireless).


                        INTELLIGENT SYSTEMS CORPORATION

FINANCIAL REPORTING

We consolidate the results of operations of our partner companies in which we own a majority interest or exert control. We account for investments in affiliate companies in which we own 20 to 50 percent or in which we exert significant influence by the equity method. In general, under the equity method, we include our pro rata share of the income or loss generated by each of these businesses as investment income (loss) on a quarterly basis. These equity losses and income decrease or increase, respectively, our cost basis of the investment. However, if there is no commitment for ISC to provide additional funding to the company, to the extent losses exceed our cost, we do not record a value below zero. Because of this equity method accounting treatment, some of our affiliate companies may be recorded at zero on our balance sheet but their estimated market value may be substantially higher. Privately owned partner companies in which we own less than 20 percent of the equity are carried at the lower of cost or market. We do not mark up the value of privately-owned businesses even when they raise money at higher valuations. We are often actively engaged in managing strategic and operational issues with our non-consolidated companies and devote significant resources to the development of the business.

RECENT ACQUISITION AND INDUSTRY SEGMENT OVERVIEW

On July 1, 2001, we increased our ownership in VISaer, Inc. from a 40 percent interest to a 65 percent interest. The purchase was treated as a step acquisition and we have consolidated the results of operations of VISaer, Inc. since the date of the transaction. See Note 2 to the Consolidated Financial Statements for details of the transaction and related purchase accounting. Our consolidated companies operate in two industry segments: Information Technology products and services, and Industrial Products. The Information Technology segment includes our VISaer and QS Technologies subsidiaries and the Industrial Products segment includes ChemFree. Prior to 2001, we reported information on two segments: Technology and Health Care. In November 2000, we sold the principal operating assets of our PsyCare subsidiary in response to unfavorable market conditions in the managed health care environment. Therefore, we do not have a Health Care industry segment in 2001. We also changed our segment reporting to separate the ChemFree operations as our new Industrial Products segment and renamed the Technology segment as the Information Technology segment. We have restated segment data from prior reporting periods to correspond to the current industry segments. All of our subsidiaries are wholly-owned except for VISaer, in which our ownership is 65 percent.

Operations in the Information Technology segment are involved in the design, development and marketing of application software products that are used by business customers and government agencies to manage aspects of their operations. Our software products are typically sold in competitive bids with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $100,000 to more than a million dollars. We also derive service revenue from implementation, customization, training and support services.

The Industrial Products segment includes the design, assembly and sale of equipment and associated supplies that are used by commercial, industrial, military and government agencies to maintain and service machinery or vehicles used in their operations. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000. Customers purchase replacement supplies from us after the sale.

Our individual operations in both segments are relatively small in size and are subject to greater fluctuation in revenue and profitability than larger, more established businesses. The business in our segments is not seasonal. In each of the three years ended December 31, 2001, revenue related to ChemFree and QS Technologies products have represented more than 15 percent each of consolidated revenue. In 2001, revenue related to VISaer's products represented more than 15 percent of consolidated revenue. For ease of comprehension, the business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries, organized by industry segment and by company. For further detailed financial information concerning our segments, see Notes 15 and 18 in the accompanying Notes to the Consolidated Financial Statements.


                        INTELLIGENT SYSTEMS CORPORATION

INDUSTRY SEGMENT: INFORMATION TECHNOLOGY PRODUCTS AND SERVICES

VISAER - VISaer develops, sells and supports software for the world-wide commercial aviation industry. The VISaer software helps aviation customers manage the extensive requirements and processes involved in their maintenance, repair and overhaul (MRO) operations. Headquartered in Wilmington, Massachusetts, VISaer also has operations in England and Ireland to support product development and sales activities in Europe. VISaer is the successor company of Visibility, Inc., a software company in the enterprise resource planning market whose operations were sold in July 2000 to allow VISaer to concentrate on the faster growing MRO software market. VISaer's current product offering, VISaer 2.4, includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. Version 2.5, scheduled for release in the second half of 2002, will include additional modules and features. VISaer expects to release Version 3.0, a fully Web-native version of the complete MRO solution, in late 2002. In mid-2001, VISaer signed a major contract with United Parcel Systems (UPS) for its Version 3.0 software and has approximately $2.6 million in deferred revenue at December 31, 2001 associated with the contract. In addition, VISaer has a backlog of approximately $3-4 million related mainly to this contract and annual support contracts. Revenue related to the UPS contract will be recognized upon contract completion which is anticipated in early 2003. The UPS contract has certain non-competition and acceptance provisions that the company must comply with.

The general slow-down in the global economy and the terrorist attacks of September 11, 2001 have had a significant negative impact on the commercial aviation market. The company believes that some airlines have delayed or canceled planned information technology projects and others may not have the financial strength to weather the current downturn. However, regulatory requirements dictate that airlines manage their MRO processes carefully and there is increased pressure to improve and automate MRO record-keeping. VISaer's software products provide a comprehensive, cost-effective way to do so. VISaer expects that low-cost airlines, defense related aviation, MRO service outsourcing companies, private airlines and emerging global markets will provide additional sales opportunities beyond the larger commercial airlines.

VISaer markets and sells its software products and related support and maintenance services to customers in both domestic and foreign markets. In some cases, it sells direct to the customer; in other cases, it sells through re-sellers such as Unisys Corporation that represents the company on a non-exclusive basis in several Pacific Rim markets. Sales through Unisys represented 18 percent of consolidated revenue in 2001. In most cases, sales are made in response to competitive bids and RFP's and have sales cycles of 6-18 months with implementation periods of 6-18 months. VISaer provides full suite implementation services and post-sales support and maintenance activities under annual contracts as well as ongoing professional services. VISaer has a number of competitors, some of whom offer MRO software as part of an Enterprise Resource Planning package and who have significantly more financial resources, larger customer bases and greater market coverage than VISaer. Other competitors are smaller players focused on MRO solutions with resources similar to VISaer. The company competes on the basis of providing full product functionality and integration, offering a complete software and service solution, and providing software that runs on industry standard technology platforms. VISaer expects that its Web-native software version will be a strong competitive offering.

QS TECHNOLOGIES - QS Technologies operates from its Greenville, South Carolina location, providing health and human services software products, maintenance and support services to its installed customer base as well as new customers. QS Technologies' products allow public health agencies to capture, analyze and manage client information such as immunization, maternal health, and birth and death records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. The market is fragmented and limited in size. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. QS Technologies competes on the basis of product functionality and value, reputation for customer service and knowledge of market requirements acquired through twenty years in the market. Sales are typically made in response to competitive bids and may take six to twelve months to complete. Demand for products and the timing of contract awards is impacted by general economic conditions as well as customer-specific factors such as state and local budgets and program priorities, over which QS has little control. Typically, QS Technologies provides its customers with post-sales service and support under annual contracts that often renew for multiple years after the initial software license fee is earned. QS Technologies is engaged in new product


                        INTELLIGENT SYSTEMS CORPORATION
development (including a web-based initiative) and enhanced sales activities to expand its customer base and generate future revenue.

INDUSTRIAL PRODUCTS SEGMENT

CHEMFREE CORPORATION - Our only subsidiary in the Industrial Products segment is ChemFree Corporation (ChemFree), one of our early incubator companies, that designs, manufactures and markets a line of parts washers under the SmartWasher(TM) trademark. SmartWashers use an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. SmartWashers consist of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.

ChemFree's markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles to maintain; automobile manufacturers with extensive service networks such as Chrysler, GM and BMW; and individual and chains of auto repair shops and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as in the textile industry. Military applications include vehicle service depots in all branches of the military. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe and the Pacific Rim. ChemFree also sells in competitive bid situations and under a GSA schedule to government agencies. Because ChemFree sells in part through large national distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such customers discontinues distribution and sales of ChemFree products. One of ChemFree's international distributors represented 10 percent of consolidated revenue in each of the last two years. Part of ChemFree's revenue is derived from multi-year contracts under which ChemFree provides SmartWashers and supplies to large corporate customers, such as Firestone, at multiple corporate sites.

ChemFree competes with larger, established companies that offer solvent-based systems, other small companies using non-hazardous systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, improved health and safety features, elimination of regulatory compliance, and price.

Warranty service, typically covering a one-year period, is provided either by ChemFree personnel or through its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various vendors and performs final assembly and testing at its own facility. While there are multiple sources available for subassemblies, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality.

INCUBATOR PROGRAM

For more than ten years, we have operated the Intelligent Systems Incubator at our corporate facility in the suburbs of Atlanta, Georgia. We believe our incubator program is one of the longest running and largest self-funded incubator programs in the United States. In exchange for a monthly facility fee, incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, business advice and planning, a network of professional services, and, in some cases, financial capital. Depending upon the experience and needs of the founding entrepreneur, incubator companies will choose to use some or all of the available resources. The incubator staff takes care of time-consuming infrastructure issues so the entrepreneur can focus on driving business development. Income from incubator companies reduces our total facility and personnel costs. The incubator also provides us with the opportunity for day-to-day involvement with emerging companies that may become partnership companies, either as majority-owned subsidiaries or minority-owned affiliates. In 1999, ChemFree Corporation, an incubator company and majority owned company, was named Incubator Company of the Year (Manufacturing category) by the National Business Incubation Association.


                        INTELLIGENT SYSTEMS CORPORATION

We are equity partners in some but not all of the companies in our incubator program. Because we have a large incubator facility, we can offer the benefits of the incubator program to non-affiliate companies. Conversely, many of our subsidiary and minority owned partner companies are not located in our incubator. In attracting companies to our incubator program, we compete with other sources of business assistance, facilities and financial capital that may be available to the entrepreneur. These sources include other incubator programs as well as angel and venture capital investors, corporate partner relationships and merger/sale opportunities. We do not record revenue from incubator lease income; rather such amounts are offset against the corporate facility expenses.

AFFILIATED PARTNER COMPANIES

Part of our business strategy is to seek out and form relationships with companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired or invested in such companies and expect to continue to do so as a regular part of our strategy. When we become involved, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Some examples of our involvement are as follows:

- Initially, we owned a 40 percent equity position in VISaer, Inc., a privately held company that designs, develops and markets software products addressing the global aircraft maintenance, repair and overhaul market. We increased our ownership in VISaer to 65 percent in 2001 and now consolidate its results.

- Initially we own a 27 percent interest in Delos Payment Systems, Inc., a development stage software company spun off from former affiliate company, PaySys International, Inc. in April 2001. As of January 2002, due to a default by Delos on an outstanding loan, we acquired control of Delos, we are actively involved in managing the company at our incubator facility and we will consolidate its results of operations. Refer to Note 20 to the consolidated financial statements.

- A 25 percent interest in affiliate company CoreXpand, a software company with an e-commerce application for promotional and incentive product distributors. CoreXpand is part of the Intelligent Systems Incubator program.

- An 18 percent interest in Cirronet Inc., a privately held and former incubator company involved in wireless telecommunications products for industrial and commercial markets as well as residential and small business wireless Internet markets. Refer to Note 4 to the Consolidated Financial Statements.

- A less than one percent position in Atherogenics, a pharmaceutical company involved in novel drugs which address inflammatory diseases such as cardiovascular disease and asthma. Atherogenics completed its initial public offering in August 2000. We were part of the original investor group of Georgia-based institutions supporting the company's efforts to commercialize technology developed at Emory University.

- A three percent interest in RF Solutions, Inc., a start-up company that is developing proprietary radio frequency integrated chips used in broadband wireless products. The development stage company is building on the founding team's world-renowned research at Georgia Tech to develop commercial products.

RESEARCH AND DEVELOPMENT

The Company spent $3,371,000, $915,000 and $805,000 in the fiscal years ended December 31, 2001, 2000 and 1999, respectively, on company sponsored research and development. The Information Technology segment increased spending on software development significantly in 2001 mainly due to an intensive effort related to the VISaer 3.0 product line, which is expected to continue through at least 2002.

PATENTS, TRADEMARKS AND TRADE SECRETS

The ChemFree subsidiary has several patents (both issued and pending) covering certain aspects of its products and processes. It may be possible for competitors to duplicate certain aspects of these products and processes even though we regard such aspects as proprietary. We have registered with the US Patent and Trademark Office


                        INTELLIGENT SYSTEMS CORPORATION
and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trademark and copyright protection program is important in developing and maintaining brand recognition and protecting its intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher, OzzyJuice, VISaer and others.

PERSONNEL

As of February 28, 2002, we had 145 full-time equivalent employees in our majority-owned or controlled companies. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

ITEM 2.  PROPERTIES

At February 28, 2002, we have leases covering approximately 137,500 square feet in Atlanta, GA, 6,100 square feet in Greenville, SC, and 21,400 square feet in Wilmington, MA, as well as small offices in Warrington, England and in Dublin, Ireland to house our product development, manufacturing, sales, service and administration operations. We believe our leased facilities are adequate for our existing and foreseeable business operations. A portion of the Atlanta corporate facility is subleased to businesses in our technology business incubator.

ITEM 3.  LEGAL PROCEEDINGS

In 1999, a former consultant of the ChemFree subsidiary brought suit against ChemFree and other third parties challenging the ownership of certain of ChemFree's patents. ChemFree and other parties to the suit strongly deny the allegations, have filed a counterclaim and are vigorously defending the suit, which is pending in the Superior Court of Gwinnett County, Georgia. In 2001, we were named as a co-defendant in a lawsuit filed by four former employees of PaySys International, Inc. claiming certain rights to acquire shares of PaySys stock that we acquired from PaySys founders in 1994. We strongly deny that any valid claim exists and are vigorously defending the suit which is pending in the Ninth Judicial Circuit in Orange County, Florida. In addition, we are party to a small number of other legal matters arising in the ordinary course of business. It is management's opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations. Refer to Note 10 to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is listed and traded on The American Stock Exchange ("AMEX") under the symbol "INS". The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

YEAR ENDED DECEMBER 31,            2001                              2000
                           HIGH            LOW              HIGH             LOW
---------------------------------------------------------------------------------
    1ST QUARTER            4.00            3.02            14.50            3.625
    2ND QUARTER            4.92            3.30            10.25            3.50
    3RD QUARTER            4.60            3.10             6.25            3.75
    4TH QUARTER            3.35            2.95             6.00            2.875

We had 438 shareholders of record as of February 28, 2002. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. We paid a special cash dividend of $0.52 per common share on April 20, 2000. The company


                        INTELLIGENT SYSTEMS CORPORATION
may pay cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to do so in the future.

ITEM 6.  SELECTED FINANCIAL DATA

 (in thousands except share amounts)

TWELVE MONTHS ENDED DECEMBER 31,             2001            2000             1999             1998              1997
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                 $    8,718      $    7,027      $     8,479       $    18,253       $    21,160
Net Income (Loss)                              9,113a          8,215b             249c           (1,548)d          (7,176)e
Net Income (Loss) Per Share (Basic)             1.78            1.47             0.05              (.30)            (1.41)
Total Assets                                  26,089          18,057           13,658            17,099            19,091
Working Capital                               10,206           3,294              (48)           (1,827)           (1,068)
Long-term Debt                                    --              --              363               900             1,000
Stockholders' Equity                          17,858          14,674           10,209             9,641            11,396
Cash Dividends Paid Per Common Share              --      $     0.52               --                --                --
Shares Outstanding at Year End             4,495,530       5,623,784        5,114,467         5,104,467         5,104,467

a. Includes investment gains of $19.9 million, $2.2 million in net losses in equity of affiliates and non-recurring charges totaling $6.4 million related to acquisition.

b. Includes investment gains of $9.7 million and $771,000 in net losses in equity of affiliates.

c. Includes investment gains of $2.2 million and $948,000 in net losses in equity of affiliates.

d. Includes $944,000 charge for purchased in-process R&D, $955,000 charge to discontinue product lines, $5.2 million gain on investments and $593,000 income in equity of investments.

e. Includes $953,000 charge for purchased in-process R&D, $2.6 million gain on investments, $3.0 million write-off of note receivable and $2.3 million loss in equity of investments.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements presented in this annual report.

OVERVIEW - Our consolidated subsidiaries during 2001 operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for health and human services) and, since July 1, 2001, VISaer, Inc. (software for maintenance, repair and overhaul


                        INTELLIGENT SYSTEMS CORPORATION
operations in the aerospace industry). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). In prior years, we also had a Health Care segment consisting of our PsyCare America subsidiary prior to closing the operation in November 2000.

Net profit in 2001 was $9,113,000 compared to $8,215,000 in 2000. Included in the 2001 results is a pre-tax gain of $17,770,000 on the sale of our ownership in PaySys International, Inc. in April 2001. The results for 2000 reflect a gain of $8,622,000 from the sale of most of our ownership of Risk Laboratories, LLC. Both of these events are described more fully in Note 3 to the consolidated financial statements. Our net loss from operations in 2001 was $10,420,000 compared to a net loss of $976,000 in 2000. The current year operating results include non-recurring charges totaling $6.4 million in the third quarter of 2001 related to the acquisition of a controlling interest in VISaer in July 2001, as more fully explained in Note 2 to the consolidated financial statements. In addition, VISaer is incurring significant current expenses for software development while revenue for related software licenses is being deferred until the completed software product is delivered to customers in early 2003.

In the past several years, a significant portion of our income has been derived from sales of holdings in affiliate and other minority-owned companies. We also recognize on a regular basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results. Occasionally, as in the case of VISaer, we acquire a controlling interest in a company previously accounted for by the equity method and consolidate its results as of the acquisition date. Therefore, period-to-period comparisons of results of operations may not be meaningful or indicative of future results.

SALES - Total revenue in 2001 was $8,718,000, an increase of 24 percent compared to revenue of $7,027,000 in 2000. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased 10 percent year-to-year whereas revenue from services billed by the Information Technology segment increased 54 percent year-to-year. The growth in both revenue categories reflects mainly the benefit of the mid-year acquisition of VISaer. We did not record service revenue in the Health Care segment in 2001 since we closed the PsyCare operation in 2000.

Net sales in 2000 declined by 17 percent compared to 1999, principally due to lower service revenue in the Health Care segment, reflecting fewer hospital-based treatment programs and the close of the PsyCare operation in November 2000. Revenue in the Information Technology segment was down slightly year-to-year while sales in Industrial Products in both domestic and international markets grew slightly in 2000 compared to the prior year.

COST OF SALES - In 2001, total cost of sales was 47 percent of revenue, compared to 42 percent in 2000 and 47 percent in 1999. Cost of product sales as a percentage of product revenue was essentially the same in 2001 and 2000. Cost of service sales in the Information Technology segment increased in 2001 compared to 2000 mainly due to the inclusion of VISaer costs following the VISaer acquisition. VISaer professional services have a higher labor component and cost than do services provided by QS Technologies. The decline in 2000 compared to 1999 reflects reduced personnel costs in the Information Technology and Health Care segment as we scaled back the PsyCare operation and lower direct material costs in the Industrial Products segment. Cost of product sales is likely to decrease as a percentage of sales in future periods as a greater portion of anticipated product revenue is derived from software license fees.

OPERATING EXPENSES - In 2001, marketing expenses more than doubled compared to 2000, reflecting the inclusion of VISaer expenses for six months in 2001 as well as increased expenditures in the Industrial Products segment to support new sales and marketing initiatives. General and administrative expenses increased over 200 percent in 2001 compared to 2000, reflecting non-recurring charges totaling $6 million to write-down goodwill associated with the VISaer acquisition, the inclusion of VISaer expenses for six months and management bonuses related to the sale of PaySys. Research and development expense in 2001 increased by 268 percent compared to 2000 mainly due to significant new product development expense in the Information Technology segment as well as a non-recurring charge of $425,000 to record in-process research and development projects related to the acquisition of VISaer.


                        INTELLIGENT SYSTEMS CORPORATION

In 2000, marketing expenses were down eight percent compared to the prior year, mainly because the prior year amounts included expenses for an operation that was sold in 1999. Marketing expenses for Industrial Products increased during 2000 to generate and support higher revenue levels. General and administrative expenses were lower by almost $300,000 in 2000 compared to 1999. The reduction is related to reduced personnel and facility expenses as the Health Care segment wound down its operations, offset in part by higher legal costs to protect intellectual property assets in the Industrial Products segment. Corporate expenses, which are part of general and administrative expenses, were also higher in 2000 compared to 1999 mainly due to management bonuses. Research and development expenses in both Industrial Products and Information Technology sectors increased in 2000 as compared to 1999 to support development of new and enhanced product offerings.

INTEREST INCOME - In 2001, we recorded $1.0 million in interest income compared to interest income of $434,000 in 2000 and interest expense of $88,000 in 1999. The increase in 2001 compared to 2000 is mainly related to interest earned on a $3.5 million, high-interest note through April 2001 and significant cash balances since then, both related to our PaySys affiliate sale. In 2000 as compared to 1999, we earned interest on substantially higher levels of cash during the first half of 2000 and also earned interest on a higher level of notes at higher rates of interest in 2000.

INVESTMENT INCOME - Investment income related to sales of affiliate companies has been a major source of our profits in each of the last two years. In 2001, the main components of investment income of $19.9 million are $17.8 million from the sale of our interest in PaySys and a gain of $1.9 million on sales related to Risk Laboratories. For 2000, we recorded a gain of $8.6 million on the sale of part of our ownership in Risk Laboratories as well as investment gains totaling $1.0 million related to sales of shares of common stock of Primus and S1. In 1999, we recorded net investment income of $1.2 million on the sale of equity holdings in three private software companies and a gain of $995,000 on the sale of our holdings in MediaMetrix stock. Refer to Note 3 for details on the sale transactions described in this section.

EQUITY LOSSES OF AFFILIATES - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. These companies are typically early stage companies that incur losses during their development and early revenue stages. We recorded $2.2 million of net equity losses in 2001, compared to $771,000 and $948,000 in net equity losses in 2000 and 1999, respectively. In 2001, the majority of the equity loss relates to Delos Payment Systems whereas the majority of the equity loss in 2000 and in 1999 relates to VISaer.

OTHER INCOME - Other income/expense in each of the last three years consists of miscellaneous, non-recurring sources of income and expense. Included in 2001 is $961,000 of deferred gain related to a VISaer product line sale in July 2000. In 1999, this category includes a non-recurring charge of $141,500 related to a former subsidiary bankruptcy case.

TAXES - In 2001, we incurred income tax expense of $173,000, representing a tax liability of $384,000 for alternative minimum tax on the PaySys transaction (tax loss carryforwards offset 90 percent of the gain) and a tax benefit of $211,000 recorded at the VISaer subsidiary. We incurred income tax expense totaling $203,000 in 2000 relating to operating income at the QS Technologies subsidiary and a small amount of investment income related to the Risk Laboratories sale that could not be sheltered by tax loss carryforwards. We had no income tax expense in 1999 because investment gains were offset by capital loss carryforwards.

COMMON SHARES - In 2001, we repurchased 1,132,000 shares of our common stock, including one million shares in the self-tender offer completed July 12, 2001. In 2000, executive officers exercised options to acquire a total of 635,986 shares of common stock and surrendered a total of 101,769 shares of common stock in partial payment of the exercise price. We also repurchased and retired 24,900 shares during 2000 pursuant to a stock repurchase plan announced in August 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2001, our principal sources of cash were $17.8 million from the sale of our interest in PaySys, $4.3 million from repayment of principal and interest related to a bridge loan to PaySys, $1.9 million from the sale of our Risk units, $842,000 on sales of other investments and $195,000 in interest from other


                        INTELLIGENT SYSTEMS CORPORATION
notes receivable and bank balances. During the year, our principal uses of cash were $5.8 million to acquire and retire 1,132,000 shares of our common stock, $1.5 million to retire our bank debt, $400,000 for bridge loans to investees, $2.8 million for follow-on investments in technology companies and $2.0 million for operations, principally to fund working capital needs at VISaer and the corporate office.

Long-term investments decreased $3.0 million at December 31, 2001 compared to the prior year-end. The main component of this amount is reclassification of $2.9 million of the carrying value of VISaer when it was acquired in July 2001 and we began consolidating its results. The balance of the decline is a combination of new investments in technology companies, equity losses of affiliate companies, sales of investments and changes in market prices of publicly held stocks. Increases year-to-year in the balances of accounts receivable, accounts payable, other accrued liabilities, deferred revenue and deferred gain are principally the result of consolidating the assets and liabilities of VISaer since its acquisition. Inventories increased year-to-year to support a higher level of sales at ChemFree.

As of December 31, 2001, we have cash of $12.0 million. We believe our cash balances and available-for-sale securities will be adequate to support our operations and plans for the foreseeable future. As we have in the past, we expect to continue to identify opportunities for new and follow-on investments or acquisitions and would expect to use some available cash for these purposes. Since the terrorist attacks of September 11, 2001, our Information Technology segment has experienced delays in contract awards and implementations which, if they continue, may have a negative impact on results of operations and increase the segment's cash requirements, which we intend to fund or arrange funding for. However, we believe we have more than adequate cash reserves to meet any such needs. We do not have off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would affect our liquidity or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements beginning on page F-7.

Revenue Recognition. Our product revenue consists of fees from software licenses and sales of equipment and supplies. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products. A portion of our revenue is derived from software contracts that contain significant production, modification and/or customization requirements and license fees for such contracts are recognized using contract accounting. We recognize revenue on a percentage of completion basis that involves estimating our progress on the contract based on input measures. We recognize revenue and the related costs in the same proportion that the amount of labor hours incurred to date bears to the total estimated hours required for contract completion. If reliable estimates cannot be determined or if there is an acceptance clause in the contract, all revenue is deferred until the customer has accepted the software and any refund rights have expired. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues or to incur additional cost which would impact our margins and reported results.

Valuation of Intangibles. Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions typically result in goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Periodically we review the values assigned to long-lived assets using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations.


                        INTELLIGENT SYSTEMS CORPORATION

Valuation of Investments. We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management's estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results or lack of progress of the underlying investment could result in losses or an inability to recover the current carrying value of the investment. Our policy is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Such charges could have a material adverse impact on our financial condition or results of operations. We also hold minority interests in several publicly-traded companies whose shares experience price volatility and are thinly traded. The carrying value of these investments reflects the market value of the shares at the balance sheet date. Future values could increase or decrease and we may not be able to realize the current carrying value due to changes in the market price of the stock or limited liquidity of the stock.

FACTORS THAT MAY AFFECT FUTURE OPERATIONS

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our results or projected cash requirements. In addition, the value of our investments are impacted by a number of factors beyond our control. Among the factors that may affect our consolidated results of operations are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance of our products, availability of technical personnel, changes in customer requirements, delays in customer payments, changes in financial markets, performance and financial condition of affiliate or investee companies, and general economic conditions.

In 2001, we loaned $1.5 million to an affiliate company, Delos Payment Systems, Inc., a development stage software company, under a secured loan agreement. The affiliate loan was recorded as an equity investment and we subsequently recorded $1.42 million in equity losses related to Delos, reducing the carrying value of our investment to $80,000 at December 31, 2001. In early January 2002, Delos defaulted on repayment of the loan, we acquired control of the Delos board of directors and, consequently, we are consolidating the Delos operations and our 27 percent ownership of common stock of Delos in 2002. We are providing additional borrowings of $1.5 million to Delos under the loan and are considering investing funds to increase our ownership to a significant majority position. It will incur operating losses that we will consolidate and it will require cash to operate in 2002. While we have no contractual requirement to provide additional funding, we are likely to use part of our available cash balances to support the Delos operations in the near-term. If Delos is unsuccessful or if we decide to suspend funding, we may not recover all of these funds.

As a result of consolidating Delos, we will record intangible assets upon consolidation in the first quarter of 2002 in accordance with SFAS 141. It is possible that the intangibles will be mainly in-process research and development and goodwill and the goodwill may be impaired for a number of reasons. Some of the factors that may negatively impact the value of the goodwill are significant non-competition restrictions related to the sale of PaySys in April 2001 that limit who Delos can sell its products to for varying time periods through 2006, risks associated with completing and testing the initial software application, lack of a proven business model and customers, a limited operating history, and unproven market acceptance of the Delos software features and architecture. If the company determines that the intangibles are impaired, it will need to write-down their value to net realizable value in the first quarter of 2002 in accordance with SFAS 142, resulting in a charge to earnings of approximately $1 million. Despite the possible impairment charge, we made the additional loan of $1.5 million to Delos to protect our investment and future alternatives.

We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 10 to the consolidated financial statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk because we have no long-term borrowings.


                        INTELLIGENT SYSTEMS CORPORATION

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No independent public accountant of the company has resigned, indicated any intent to resign or been dismissed as the independent public accountant of the company during the two years ended December 31, 2001 or at any time afterward.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Nominees" and "Proposal 1 - The Election of Directors - Executive Officers" in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002 for information about those individuals nominated as directors and about the executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement mentioned above. This information is incorporated into this Item 10 by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 5, 2000, three officers of the company exercised stock options and issued to the company promissory notes bearing interest at the rate of seven percent per annum in payment of the exercise price. J. Leland Strange, President and Chief Executive Officer of the company and the beneficial owner of greater than 5% of our common stock issued the company a promissory note for $380,000 representing the total exercise price of his options. Bonnie L. Herron, Vice President and Chief Financial Officer, and Francis A. Marks, Vice President, each issued the company a promissory note for $258,750 representing the total exercise price of their respective options. The loans were repaid at various dates in 2000 and 2001 and no amounts are outstanding as of December 31, 2001.

In April 2001, J. Leland Strange, a director, and President and Chief Executive Officer of the company, participated as a common stockholder in the sale of all of the outstanding preferred and common stock of PaySys International, Inc., a former affiliate company, to First Data Corporation ("FDC"). The company sold its interest in PaySys to FDC for $17.8 million as part of the sale transaction. Mr. Strange's shares, which he had owned since 1983 prior to the company's investment in PaySys in 1994, represented less than one percent of PaySys' outstanding shares. The proceeds from the sale of his PaySys stock were $594,000, which was based on the same price per share paid to all common shareholders of PaySys by FDC.


                        INTELLIGENT SYSTEMS CORPORATION

Each of the named officers of the company participated on a pro rata basis with other shareholders of the company pursuant to the company's tender offer on July 12, 2001. In addition, each officer sold shares of common stock to the company at $4.20 per share (which was the closing price of the company's common stock on July 20, 2001, the sale date) to meet the requirements of Section 302 of the Internal Revenue Code for capital gains treatment of shares sold by the officers in the tender offer. J. Leland Strange, a director, President and Chief Executive Officer, and the beneficial owner of more than 5 percent of the company's common stock, sold 47,619 shares for a total sales price of $200,000; Bonnie L. Herron, Vice President and Chief Financial Officer, sold 47,619 shares for a total sales price of $200,000; and Francis A. Marks, Vice President, sold 18,500 shares for a total sales price of $77,700. The officers previously reported these sale transactions on Forms 4 filed with the Securities and Exchange Commission.

On March 14, 2002, the shareholders of Risk Laboratories, a former affiliate of the company, sold their remaining ownership interests to the same buyer that had purchased majority control of Risk in March of 2000. The company and J. William Goodhew, a vice president of the company and minority shareholder in Risk, each sold their respective ownership interests along with all other minority shareholders in the $6 million transaction. Mr. Goodhew's pro rata share of the sale proceeds was $429,600 and the company's pro rata share was $474,000. The company previously sold most of its ownership in Risk in several transactions totaling $10.7 million in proceeds.

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

         Report of Independent Public Accountants
         Consolidated Balance Sheets at December 31, 2001 and 2000 Consolidated Statements of Operations for the three years ended December 31, 2001
         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income for the three years ended December 31, 2001 Consolidated Statements of Cash Flow for the three years ended December 31, 2001
         Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

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

         Schedule II - Valuation and Qualifying Accounts and Reserves

         Report of Independent Auditors for PaySys International, Inc. Consolidated Balance Sheets of PaySys at December 31, 2000 and 1999 Consolidated Statements of Operations of PaySys for the three years ended December 31, 2000
         Consolidated Statements of Changes in Stockholders' Equity (Deficit) of PaySys for the three years ended December 31, 2000
         Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 2000
         Notes to Consolidated Financial Statements of PaySys


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

         Report of Independent Public Accountants for VISaer (UK) Limited Report of Independent Public Accountants for VISaer (IRL) Limited

         Report of Independent Public Accountants for Visibility, Inc. Consolidated Balance Sheets of Visibility at December 31, 1999 Consolidated Statements of Operations of Visibility for the year ended December 31, 1999
         Consolidated Statements of Changes in Stockholders' Equity of Visibility for the year ended December 31, 1999
         Consolidated Statements of Cash Flow of Visibility for the year ended December 31, 1999
         Notes to Consolidated Financial Statements of Visibility, Inc.

         Report of Independent Public Accountants for Cirronet, Inc.
         Balance Sheet of Cirronet, Inc. at December 31, 2001 (unaudited) and December 31, 2000 (unaudited)
         Statement of Operations of Cirronet, Inc. for the two years ended December 31, 2001 (unaudited) and the year ended December 31, 1999 (audited)
         Statement of Changes in Stockholders' Equity of Cirronet, Inc. for the two years ended December 31, 2001 (unaudited) and the year ended December 31, 1999 (audited)
         Statement of Cash Flow of Cirronet, Inc. for the two years ended December 31, 2001 (unaudited) and the year ended December 31, 1999 (audited)
         Notes to Financial Statements of Cirronet, Inc.

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

3(i) Amended and Restated Articles of Incorporation of the Registrant dated November 14,1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant's Report on Form 8-K dated November 25, 1997.)

3(ii) Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant's Form 10-K/A for the year ended December 31, 1997.)

4.1 Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant's Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2 Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant's Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)


                        INTELLIGENT SYSTEMS CORPORATION

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

         Item 10.3 (a) is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated July 25, 1997.

         Items 10.3 (b) and (c) are incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1993.

         Item 10.3 (d) is incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2000.

10.4 Series A-1 Convertible Preferred Stock Purchase Agreement dated as of July 1, 2001 by and between VISaer, Inc., Intelligent Systems Corporation and other third parties.

10.5 7 X 24 Agreement dated as of June 26, 2001 between United Parcel General Services Co. and VISaer, Inc.

10.6 Warrant to Purchase Common Stock of VISaer, Inc. dated December 7, 2001 issued to United Parcel General Services Co.

10.7 Software License Agreement dated as of April 27, 2001 by and between PaySys International, Inc. and Delos Payment Systems, Inc.

10.8 Trade Secret License Agreement dated as of April 27, 2001 by and between PaySys International, Inc. and Delos Payment Systems, Inc.

10.9 Non-Competition Agreement made as of April 27, 2001 by and between First Data Corporation, J. Leland Strange and PaySys International, Inc.

10.10 Subscription Agreement dated August 23, 2001 between the Registrant and Delos Payment Systems, Inc.

21.1     List of subsidiaries of Registrant.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Ernst and Young LLP.

23.3     Consent of Moody, Famiglietti and Andronico LLP.

23.4     Consent of Hacker Young.

23.5     Consent of Arthur Andersen.

23.6     Consent of Arthur Andersen LLP.


                        INTELLIGENT SYSTEMS CORPORATION

(B)      REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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


                                             INTELLIGENT SYSTEMS CORPORATION
                                             Registrant

Date:  March 22, 2002                        By:  /s/ J. Leland Strange
                                                -------------------------------
                                                J. Leland Strange
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                            CAPACITY                                         DATE
/s/ J. Leland Strange                Chairman of the Board, President,                March 22, 2002
---------------------                Chief Executive Officer and Director
    J. Leland Strange                (Principal Executive Officer)

/s/ Bonnie L. Herron                 Chief Financial Officer                          March 22, 2002
---------------------                (Principal Accounting
    Bonnie L. Herron                 and Financial Officer)

/s/ Donald A. McMahon                Director                                         March 22, 2002
---------------------
    Donald A. McMahon

/s/ James V. Napier                  Director                                         March 22, 2002
---------------------
    James V. Napier

/s/ John B. Peatman                  Director                                         March 22, 2002
---------------------
    John B. Peatman

/s/ Parker H. Petit                  Director                                         March 22, 2002
---------------------
    Parker H. Petit


                        INTELLIGENT SYSTEMS CORPORATION

                        INTELLIGENT SYSTEMS CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

FINANCIAL STATEMENTS:

     Report of Independent Public Accountants.........................................................................F-2
     Consolidated Balance Sheets - December 31, 2001 and 2000.........................................................F-3
     Consolidated Statements of Operations -
        Three Years Ended December 31, 2001...........................................................................F-4
     Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -
        Three Years Ended December 31, 2001...........................................................................F-5
     Consolidated Statements of Cash Flow -
        Three Years Ended December 31, 2001...........................................................................F-6
     Notes to Consolidated Financial Statements.......................................................................F-7

FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2):

     Schedule II - Valuation and Qualifying Accounts and Reserves.....................................................S-1
     Report of Independent Auditors for PaySys International, Inc.....................................................S-2
        Consolidated Balance Sheets of PaySys at December 31, 2000 and 1999...........................................S-3
        Consolidated Statements of Operations of PaySys for the three years ended December 31, 2000...................S-4
        Consolidated Statements of Changes in Shareholders' Equity (Deficit) of PaySys for the three years ended December 31, 2000.....................................................................................S-5
        Consolidated Statements of Cash Flow of PaySys for the three years ended December 31, 2000....................S-6
        Notes to Consolidated Financial Statements of PaySys..........................................................S-7
     Report of Independent Public Accountants for VISaer, Inc........................................................S-32
        Consolidated Balance Sheet of VISaer, Inc. at December 31, 2000..............................................S-33
        Consolidated Statement of Operations of VISaer, Inc. for the year ended December 31, 2000....................S-34
        Consolidated Statement of Comprehensive Loss of VISaer, Inc. for the year ended
          December 31, 2000..........................................................................................S-35
        Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit of
          VISaer, Inc. for the year ended December 31, 2000..........................................................S-36
        Consolidated Statement of Cash Flow of VISaer, Inc. for the year ended December 31, 2000.....................S-37
        Notes to Consolidated Financial Statements of VISaer, Inc. ..................................................S-38
     Report of Independent Public Accountants for VISaer (UK) Limited................................................S-48
     Report of Independent Public Accountants for VISaer (IRL) Limited...............................................S-49
     Report of Independent Public Accountants for Visibility, Inc....................................................S-50
        Consolidated Balance Sheets of Visibility at December 31, 1999...............................................S-51
        Consolidated Statements of Operations of Visibility for the year ended December 31, 1999.....................S-52
        Consolidated Statements of Changes in Stockholders' Equity of Visibility for the year ended
              December 31, 1999......................................................................................S-53
        Consolidated Statements of Cash Flow of Visibility for the year ended December 31, 1999......................S-54
        Notes to Consolidated Financial Statements of Visibility, Inc................................................S-55
     Report of Independent Public Accountants for Cirronet, Inc......................................................S-68
        Balance Sheet of Cirronet, Inc. at December 31, 2001 and 2000 (unaudited)....................................S-69
        Statement of Operations of Cirronet, Inc. for the two years ended December 31, 2001 (unaudited) and the year ended December 31, 1999 (audited).....................................................................S-70
        Statement of Changes in Shareholders' Equity of Cirronet, Inc. for the two years ended December 31, 2001
          (unaudited) and the year ended December 31, 1999 (audited).................................................S-71
        Statement of Cash Flow of Cirronet, Inc. for the two years ended December 31, 2001 (unaudited)
          and the year ended December 31, 1999 (audited).............................................................S-72
        Notes to Financial Statements of Cirronet, Inc...............................................................S-73


                        INTELLIGENT SYSTEMS CORPORATION

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO INTELLIGENT SYSTEMS CORPORATION:

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The summarized financial data for PaySys International, Inc. contained in Note 4 are based on the financial statements of PaySys International, Inc. which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 4, is based solely on the report of the other auditors. We did not audit the December 31, 2000 financial statements of VISaer, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in VISaer, Inc. represents 16 percent of total assets in 2000, and the equity in 2000 net loss represents 9 percent of consolidated net income for 2000. The statements of PaySys International, Inc. and VISaer, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for PaySys International, Inc. and VISaer, Inc., is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
March 1, 2002


                        INTELLIGENT SYSTEMS CORPORATION

                        INTELLIGENT SYSTEMS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands except share amounts)

AS OF DECEMBER 31,                                                                           2001                2000
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                      $ 12,026           $    594
  Accounts receivable, net                                                                     2,297              1,253
  Notes and interest receivable                                                                  424              4,088
  Inventories                                                                                    547                475
  Other current assets                                                                           353                268
-----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                      15,647              6,678
-----------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                          7,476             10,504
Long-term notes receivable                                                                        --                378
Property and equipment, at cost less accumulated depreciation                                    664                482
Intangibles, net                                                                               2,271                 --
Other assets, net                                                                                 31                 15
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $ 26,089           $ 18,057
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                                     $     --           $  1,504
  Accounts payable                                                                             1,013                357
  Deferred revenue                                                                             1,536                661
  Deferred gain                                                                                1,328                 --
  Accrued expenses and other current liabilities                                               1,564                861
-----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                  5,441              3,383
-----------------------------------------------------------------------------------------------------------------------
Deferred revenue, net of current portion                                                       2,596                 --
Other long-term liabilities                                                                       80                 --
-----------------------------------------------------------------------------------------------------------------------
    Total long term liabilities                                                                2,676                 --
-----------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 10)
Redeemable preferred stock of subsidiary                                                         114                 --
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized, 4,495,530 and
      5,623,784 issued and outstanding at December 31, 2001 and 2000, respectively                45                 56
  Paid-in capital                                                                             18,438             24,216
  Accumulated other comprehensive loss                                                          (355)              (215)
  Accumulated deficit                                                                           (270)            (9,383)
-----------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                17,858             14,674
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $ 26,089           $ 18,057
=======================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.


                        INTELLIGENT SYSTEMS CORPORATION

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except share amounts)

YEAR ENDED DECEMBER 31,                                                2001                    2000                     1999
-------------------------------------------------------------------------------------------------------------------------------
Revenue
   Products                                                         $     5,321             $     4,824             $     4,856
   Services                                                               3,397                   2,203                   3,623
-------------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                         8,718                   7,027                   8,479
-------------------------------------------------------------------------------------------------------------------------------
Cost of sales
   Products                                                               2,633                   2,432                   2,410
   Services                                                               1,439                     542                   1,573
-------------------------------------------------------------------------------------------------------------------------------
    Total cost of sales                                                   4,072                   2,974                   3,983
-------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                              4,646                   4,053                   4,496
Expenses
    Marketing                                                             2,090                     942                   1,021
    General & administrative                                              9,605                   3,172                   3,469
    Research & development                                                3,371                     915                     805
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                    (10,420)                   (976)                   (799)
-------------------------------------------------------------------------------------------------------------------------------
Other income
    Interest income (expense), net                                        1,017                     434                     (88)
    Investment income, net                                               19,902                   9,665                   2,170
    Equity losses of affiliate companies                                 (2,173)                   (771)                   (948)
    Other income (loss), net                                                960                      66                     (76)
-------------------------------------------------------------------------------------------------------------------------------
Income before income tax provision and minority interest                  9,286                   8,418                     259
-------------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                        173                     203                      --
-------------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                           9,113                   8,215                     259
-------------------------------------------------------------------------------------------------------------------------------
Minority interest                                                            --                      --                      10
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $     9,113             $     8,215             $       249
===============================================================================================================================
Basic net income per share                                          $      1.78             $      1.47             $      0.05
Diluted net income per share                                        $      1.77             $      1.46             $      0.05
===============================================================================================================================
Basic weighted average shares outstanding                             5,108,413               5,606,715               5,106,134
Diluted weighted average shares outstanding                           5,145,691               5,632,484               5,336,776
===============================================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                        INTELLIGENT SYSTEMS CORPORATION

                        INTELLIGENT SYSTEMS CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (in thousands except share amounts)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             2001                  2000                   1999
---------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
COMMON STOCK, NUMBER OF SHARES, beginning of year                           5,623,784             5,114,467             5,104,467
Exercise of options during year                                                 3,334               635,986                10,000
Purchase and retirement of stock                                           (1,131,588)             (126,669)                   --
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                               4,495,530             5,623,784             5,114,467
---------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, AMOUNT, beginning of year                                   $        56           $        51           $        51
Exercise of options during year                                                    --                     6                    --
Purchase and retirement of stock                                                  (11)                   (1)                   --
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                                      45                    56                    51
---------------------------------------------------------------------------------------------------------------------------------
PAID-IN CAPITAL, beginning of year                                             24,216                24,069                24,046
Proceeds from options exercised                                                    14                 1,085                    23
Purchase and retirement of stock                                               (5,792)                 (938)                   --
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                                  18,438                24,216                24,069
---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), beginning of year                 (215)                  731                   436
Foreign currency translation adjustment during year                                 4                    --                   197
Change in accumulated other comprehensive income (loss)                          (144)                 (946)                   98
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                                    (355)                 (215)                  731
---------------------------------------------------------------------------------------------------------------------------------
ACCUMULATED DEFICIT, beginning of year                                         (9,383)              (14,642)              (14,891)
Dividends paid                                                                     --                (2,956)                   --
Net income                                                                      9,113                 8,215                   249
---------------------------------------------------------------------------------------------------------------------------------
  End of year                                                                    (270)               (9,383)              (14,642)
---------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                $    17,858           $    14,674           $    10,209
=================================================================================================================================

COMPREHENSIVE INCOME
Net income                                                                $     9,113           $     8,215           $       249
Other comprehensive income:
   Foreign currency translation adjustments                                         4                    --                    --
   Unrealized gain (loss)                                                        (144)                 (946)                  731
---------------------------------------------------------------------------------------------------------------------------------
 Comprehensive income                                                     $     8,973           $     7,269           $       980
=================================================================================================================================

The accompanying notes are an integral part of these consolidated statements.


                        INTELLIGENT SYSTEMS CORPORATION

                        INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                        2001               2000              1999
-------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):
OPERATIONS:
   Net income                                                         $  9,113           $  8,215           $   249
   Adjustments to reconcile net income to net cash
      used for operating activities, net of
      effects of acquisitions and dispositions:
         Depreciation and amortization                                   6,595                314               347
         Investment income, net                                        (19,902)            (9,665)           (2,170)
         Equity loss of affiliate companies                              2,173                771               948
         Changes in operating assets and liabilities, net of
            effects of acquisition
            Accounts receivable                                            (33)               249                19
            Inventories                                                    (72)              (149)              279
            Other current assets                                           126                 66               290
            Accounts payable                                              (166)               (87)             (459)
            Accrued expenses and other current liabilities                 149               (124)              315
-------------------------------------------------------------------------------------------------------------------
Cash used for continuing operations                                     (2,017)              (410)             (182)
===================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                   20,540             10,291             2,365
   Acquisition of company, net of cash acquired                             81                 --                --
   Increase (decrease) in minority interests                                --                  5              (190)
   Acquisitions of long-term investments                                (2,806)            (3,628)             (788)
   Repayments under notes and interest receivable                        5,105                377                38
   Advances under notes and interest receivable                         (2,087)            (4,533)              (95)
   Purchases of property and equipment, net                                (95)              (111)              (13)
-------------------------------------------------------------------------------------------------------------------
Cash provided by investing activities                                   20,738              2,401             1,317
===================================================================================================================

FINANCING ACTIVITIES:
   Borrowings under short-term borrowing arrangements                      889              1,503               262
   Repayments under short-term borrowings arrangements                  (2,393)              (763)           (1,237)
   Payment of dividends to stockholders                                     --             (2,956)               --
   Purchase and retirement of stock                                     (5,803)              (112)               --
   Exercise of stock options                                                14                194                23
   Foreign currency translation adjustment                                   4                 --                93
-------------------------------------------------------------------------------------------------------------------
Cash used for financing activities                                      (7,289)            (2,134)             (859)
===================================================================================================================

Net increase (decrease) in cash                                         11,432               (143)              276
Cash at beginning of year                                                  594                737               461
Cash at end of year                                                   $ 12,026           $    594           $   737
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             $     52           $     59           $   159
   Cash paid during the year for taxes                                     577                 --                --

The accompanying notes are an integral part of these consolidated statements.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 1

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Intelligent Systems Corporation, a Georgia corporation, was formed in November 1991 to acquire through merger the business, net assets and operations of Intelligent Systems Master, L.P. In this document, terms such as the company, we, us, and ISC refer to Intelligent Systems Corporation.

Nature of Operations - Our business is to create, operate and invest in businesses which we believe have promising growth potential. Consolidated companies (in which we have majority ownership and control) are principally engaged in two industries: information technology products and services and industrial products. Operations in information technology products and services, which include our VISaer and QS Technologies subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the industrial product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. In prior periods, through November 2000, we also were involved in health care services. These operations are explained in further detail in Note 18. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.

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

Investments - For entities in which we have 20 to 50 percent ownership interest and do not exert control, we account for these investments by the equity method. We account for investments of less than 20 percent in non-marketable equity securities at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). At December 31, 2001, the aggregate fair market value of our available-for-sale securities consisted of equity securities and totaled $2.0 million. At December 31, 2000, the aggregate fair market value of our available-for-sale securities consisted of equity securities and totaled $2.3 million. These amounts include net unrealized holding losses of $359,000 and $215,000 as of December 31, 2001 and 2000, respectively. These amounts are reflected as a separate component of stockholders' equity.

Translation of Foreign Currencies - We consider that local currencies are the functional currencies for foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses that result from foreign currency transactions are recorded in the consolidated statement of operations.

Cash - We consider all highly liquid instruments with maturities of less than 90 days to be cash.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Cost includes labor, materials and production overhead. Market is defined as net realizable value.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. The cost of each major class of property and equipment at December 31, 2001 and 2000 is as follows:

(in thousands)                              2001      2000
-----------------------------------------------------------
Operating equipment                       $1,397      $974
Furniture and fixtures                       199       117
Leasehold improvements                       241        33
-----------------------------------------------------------


                        INTELLIGENT SYSTEMS CORPORATION

For financial reporting purposes, with the exception of the VISaer subsidiary which uses the straight-line method, we depreciate these assets using the 150 percent declining balance method over the estimated lives of the assets, as follows:


CLASSIFICATION                     USEFUL LIFE IN YEARS
--------------------------------------------------------
Operating equipment                       3-5
Furniture & fixtures                      5-7
Leasehold improvements                    1-7
--------------------------------------------------------

Accumulated depreciation and amortization was $1.2 million and $642,000 at December 31, 2001 and 2000, respectively. Depreciation expense was $307,000, $316,000 and $332,000 in 2001, 2000 and 1999, respectively. These expenses are included in general and administrative expenses.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. At December 31, 2002, the cost and carrying value of equipment leased to customers is $488,000 and $101,000, respectively, and accumulated depreciation associated with leased equipment is $387,000. The minimum future lease revenue under non-cancelable contracts is $1.25 million at December 31, 2001. There is no contingent rental income under the leases.

Other Assets - Other assets are carried at cost net of related amortization. Effective July 1, 2001, we account for acquisitions in accordance with Statement of Financial Accounting Standards No. 141, "Accounting for Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Accounting for Intangible Assets" (SFAS 142). Our policy is to write off the asset and accumulated amortization for fully amortized intangibles. Periodically we review the values assigned to long-lived assets to determine whether they have been permanently impaired. To measure whether long-lived assets are recoverable, we use an estimate of the undiscounted cash flows of the applicable entity over the remaining life of the asset. At September 30, 2001, we determined the long-lived assets associated with our VISaer subsidiary were impaired under SFAS 121 (see Note 2). Accordingly we expensed $6.0 million related to goodwill in general and administrative expense which is reflected in the statements of operations for the year ended December 30, 2001. The carrying value of intangibles at December 31, 2001 is $2.3 million, of which $1.9 million is goodwill. Also in the year ended December 31, 2001, we expensed $425,000 of purchased research and development related to the acquisition of VISaer (see Note 2). In 2001, 2000 and 1999, we recorded total intangible amortization expense of approximately $92,000, $29,000 and $15,000, respectively. Accumulated amortization of intangibles totaled $92,000 and $0 at December 31, 2001 and 2000, respectively.

Accrued Expenses and Other Liabilities - Accrued expenses and other liabilities at December 31, 2001 and 2000 consist of the following:

(in thousands)                             2001     2000
---------------------------------------------------------
Income taxes payable                       $ --    $ 203
Accrued payroll                             761      242
Other accrued expenses                      803      416
---------------------------------------------------------

Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized.

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, maintenance and support for software products and health care services.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues. The Company has reviewed its revenue recognition policies and determined that they are in compliance with SAB 101.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer. There are no remaining future obligations and delivery occurs upon shipment. We provide for estimated sales returns in the period in which the sales are recorded. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.

We recognize software fees in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP 98-9"). Under SOP 97-2, we recognize software license fees when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is


                        INTELLIGENT SYSTEMS CORPORATION
probable. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue-recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant production, modification and/or customization, software license fees are recognized utilizing contract accounting (ARB No.
45), using the relevant guidance in SOP 81-1.

For percentage of completion contracts we measure the progress toward completion and recognize the software license fees based upon input measures (i.e. in the same proportion that the amount of labor hours incurred to date bears to the total estimated labor hours required for the contract). If reliable estimates cannot be determined, we follow the completed contract method. Under the completed contract method, all revenue is deferred until the customer has accepted the software and any refund rights have expired.

Service revenue related to implementation, consulting, training and healthcare services is recognized when the services are performed. Service revenue related to software maintenance and support contracts is recognized on a straight-line basis over the life of the contract (typically one year).

Deferred Revenue - Deferred revenue, net of current portion, consists of advance payments from one customer and is being accounted for on a completed-contract basis. As of December 31, 2001, the Company had an outstanding balance of $2,596,000. The Company does not anticipate any loss under this contract.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and other financial instruments included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Cost of Sales - Cost of sales for product revenue includes direct material, direct labor, production overhead and third party license fees. Cost of sales for service revenue includes direct cost of services rendered.

Software Development Expense - We have evaluated the establishment of technological feasibility of our products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. We sell products in markets that are subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which cost could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.

In accordance with AICPA SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we have expensed all cost incurred in the preliminary project stage for software developed for internal use. We capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the three years ended December 31, 2001, we did not capitalize any internal use software costs.

New Accounting Pronouncements - In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this Statement did not have a significant impact on our financial statements.


                        INTELLIGENT SYSTEMS CORPORATION

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (SFAS 141). This Statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. See Note 2 for the impact related to the acquisition of VISaer, Inc. Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). This Statement requires that goodwill and certain intangible assets, including those recorded in past business combinations, no longer be amortized to earnings, but instead be tested for impairment at least annually. The adoption of SFAS No. 142 by the Company did not have a significant impact on our financial statements. For acquisitions completed after June 30, 2001, the Statement requires that goodwill not be amortized to earnings beginning immediately. Related to the acquisition of VISaer, Inc. (Note 2), we recorded $1.86 million of goodwill, after related charges, of which no amortization expense is reflected in the statement of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We have determined that the adoption of this Statement will not have an impact on our financial statements.

NOTE 2

ACQUISITION

VISaer, Inc. - As of June 30, 2001, we owned 40% of VISaer, Inc. ("VISaer") and accounted for our investment under the equity method of accounting. At that date, we had a carrying value for VISaer of $2.86 million in long-term investments and $1.68 million in principal and interest outstanding under affiliate notes receivable from VISaer. VISaer, a software company that designs and sells software that automates the maintenance, repair and overhaul (MRO) operations of airlines, is the successor company of Visibility, Inc., an enterprise resource planning (ERP) company whose operations were spun off a year ago in June 2000. Effective July 1, 2001, in an unplanned restructuring transaction involving all preferred shareholders of VISaer, we converted $956,000 of our VISaer note receivable into a new series of preferred stock of VISaer. In addition, VISaer repaid the balance of $725,000 owed to us shortly after the restructuring was completed.

The debt to equity conversion in July resulted in ISC taking control of VISaer. Our ownership of VISaer increased from 40% to 65%, and we account for the transaction as a "step" acquisition. For financial reporting periods after July 1, 2001, we account for VISaer under the consolidation method. The accounting treatment for the "step" acquisition and related purchase accounting of VISaer had the result of immediately creating $8.8 million in intangible assets for financial reporting purposes. In accordance with SFAS 141, based on third party valuations, we identified and valued the following intangible assets: existing software technology ($2.0 million), in-process research and development ($1.7 million) and a favorable lease contract ($200,000). At the time of the acquisition we recorded 25% of such amounts to reflect the amount associated with our acquisition of an additional 25% "step" of VISaer. The recorded amount for existing software technology ($500,000) is being amortized over its estimated useful life of three years and the recorded amount for the favorable lease contract ($50,000) is being amortized over the remaining term of the lease (through July 2004). We immediately expensed $425,000 (representing 4.8% of the $8.8 million of total intangibles) related to purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. This amount is included in research and development expense in the accompanying financial statements. The remaining excess intangible value in the amount of $7.83 million was booked as goodwill at July 1, 2001.

Post-acquisition Write-down of Goodwill - At September 30, 2001, as a result of the terrorist attacks on September 11, 2001 which have directly impacted the aerospace industry into which VISaer sells its software products, we evaluated the extent to which the VISaer reporting unit might be impaired. An analysis by a third party based on an undiscounted cash flow model determined that under SFAS 121, the long-lived assets associated with VISaer were impaired. Based upon this appraisal, we assessed the total fair value of VISaer at September 30, 2001 to be $3.7 million. Based on our 65% ownership, the value of our


                        INTELLIGENT SYSTEMS CORPORATION
ownership was $2.4 million. We expensed $6.0 million related to goodwill. The one-time charge is included in general and administrative expense in the consolidated financial statements for the year ended December 31, 2001. Despite the write-down, we are committed to the VISaer business plan and have agreed to assist VISaer with working capital needs, if any, during 2002.

NOTE 3

SALES OF ASSETS

PaySys International, Inc. - On April 27, 2001, we sold our 32 percent ownership interest in PaySys, an affiliate company, to First Data Corporation. In exchange for the sale of all of our shares of PaySys common stock, we received cash proceeds of $17.8 million and recorded a pretax gain of $17.8 million. In addition, PaySys repaid $4.3 million in principal and interest related to short-term bridge loans. In addition, an escrow fund totaling $20.0 million was set aside for potential liabilities that may arise after the closing of the sale. The balance of the fund, after payment of any and all claims, will be distributed pro rata to PaySys shareholders, including us, as additional sale proceeds at various time periods over the next four years.

Immediately prior to the sale to First Data Corporation, PaySys spun off two subsidiaries to its shareholders. Accordingly, we own approximately 27 percent of Delos Payment Systems, Inc. and 31 percent of dbbAPPS, Inc., both development stage companies that are continuing to develop and market a proprietary software operating platform and application software that had been under development by PaySys. We did not record a gain on the distribution to us of an interest in these two companies. Rather, due to uncertainty regarding the two early stage companies, we booked a valuation reserve equal to the net asset value and goodwill associated with our pro rata share of the value of our interest in Delos Payment Systems and dbbAPPS. In the fourth quarter of 2001, in accordance with APB18, we classified a secured loan in the amount of $1.5 million to Delos Payment Systems as additional investment. At the same time, we recaptured $1.42 million in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the consolidated statements of operations. The carrying value of Delos at year-end is $80,000 and of dbbAPPS is zero.

HeadHunter.net - In the third quarter ended September 30, 2001, we sold 90,228 shares of common stock (representing all of our interest) of HeadHunter.net. We originally acquired the shares in exchange for our holdings in privately held MiracleWorker.net in August 2000. We received $821,000 cash and recognized a gain of $471,000 on an original cost basis of $350,000.

PsyCare America, LLC - On November 1, 2000, we sold certain operating assets of our subsidiary PsyCare America, LLC, consisting mainly of contracts and intellectual property, and closed the remaining operations. We sold the assets to iExalt, Inc. in exchange for 200,000 shares of common stock of iExalt, a publicly traded company, and may receive additional shares based on the trading price of the iExalt stock on the second anniversary of the transaction.

Risk Laboratories, LLC - On March 21, 2000, we sold part of our interest in Risk Laboratories, LLC in a private transaction. We sold 2,310,000 units for $8.8 million in cash and a gain of $8.6 million. On January 18, 2001, we sold 214,273 units of Risk to the same buyer for a total of $900,000 cash and recorded a gain of $893,000 based on a cost basis of $7,000. At the same time, we acquired 107,137 common units from Risk for a total acquisition price of $450,000. Concurrent with the purchase of these units, we recaptured $450,000 in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the accompanying consolidated statement of operations for 2001. On May 3, 2001, we sold an additional 257,127 common units of Risk to the same buyer. We received $1.0 million cash and recorded a second quarter gain of $1.0 million on a cost basis of zero. At December 31, 2001, we retain 259,253 common units, representing approximately 2.7% of Risk.

Primus Knowledge System, Inc. - In January 2000, a company in which we held a minority equity position was acquired by Primus Knowledge Solutions, Inc., a publicly traded company. We received 66,431 shares of Primus common stock in exchange for our interest in the acquired company. The shares were sold at various times during 2000, resulting in a net gain of $775,000 and cash of $1.3 million.

S1 Corporation - At various times during 2000, we sold a total of 9,515 shares of S1 Corporation common stock, which had been received as consideration for our shares of stock in VerticalOne


                        INTELLIGENT SYSTEMS CORPORATION

Corporation upon the merger of the two companies in 1999. We realized net gains of $249,000 and cash of $296,000 on the sales of S1 stock.

MediaMetrix, Inc. - As a result of a merger between Relevant Knowledge (a company in which we were a minority investor) and MediaMetrix in 1998, we acquired shares of MediaMetrix stock. We sold the shares in the public market on November 6, 1999, realizing a gain of $995,000 on the sale.

Novient, Inc. - In the first quarter of 1999, we sold 66,500 shares of preferred stock of Novient, Inc., in a private transaction, recognizing a gain of $233,000 and netting $286,000 in cash. At December 31, 2001 we hold 227,250 shares of preferred stock in the private company.

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

Information Advantage, Inc. - In January 1999, we sold 95,449 shares of common stock of Information Advantage (formerly IQ Software, an affiliate company acquired by Information Advantage in 1998). We recorded a gain on the sale of $814,000.

NOTE 4

INVESTMENTS IN AFFILIATES

PaySys International, Inc. - Prior to the sale of PaySys on April 27, 2001 (refer to Note 3), we owned a 32.6 percent interest in PaySys International, Inc., a software company accounted for using the equity method of accounting. In 1997, in accordance with the equity method of accounting, we recorded $3.0 million representing our pro rata share of PaySys losses, thus reducing the carrying value of our $3.0 million investment to zero. In subsequent periods, we did not record any additional losses or income related to PaySys operations. No cash dividends were received from the affiliate during 2001 and 2000.

The following table contains the summarized financial information of PaySys.

-------------------------------------------------------
YEAR ENDED DECEMBER 31,
-------------------------------------------------------
(in thousands)                      2000        1999
-------------------------------------------------------
Current assets                    $  8,747     $18,929
Current liabilities                 31,992      18,947
Noncurrent assets                    4,978       4,960
Noncurrent liabilities              12,730      16,370

Net sales                         $ 40,477     $50,068
Operating income (loss)            (20,653)        902
Net loss                           (24,527)     (1,706)
-------------------------------------------------------

* There is no data provided for 2001 because we sold our PaySys stock in April 2001. See Note 3.

VISaer, Inc. - Prior to the acquisition of VISaer, Inc. (see Note 2), we owned a 40.2 percent interest in VISaer, Inc. The investment was classified as an affiliate and accounted for using the equity method of accounting because we did not exert control over the company prior to the acquisition. Since the acquisition, we have consolidated the results of VISaer. Our pro rata share of VISaer loss was $(116,000) for the six months ended June 30, 2001 and $(720,000) and $(1,418,000) for fiscal years 2000 and 1999, respectively. No cash dividends were received from the affiliate in 2001 or 2000.

The following table contains the summarized financial information of VISaer.

YEAR ENDED DECEMBER 31,
-----------------------------------------------------------
(in thousands)                2001*      2000**     1999**
-----------------------------------------------------------
Current assets             $ 1,465    $ 1,036    $ 9,177
Current liabilities          5,184      7,794     16,862
Noncurrent assets              335        257      1,108
Noncurrent liabilities       2,677      2,632      1,972

Net sales                  $ 4,821    $11,752    $24,210
Operating loss              (3,558)    (2,757)    (3,636)
Net loss                      (184)      (583)    (4,225)
-----------------------------------------------------------

*        We have consolidated VISaer since July 1, 2001.

**       Includes results of business line sold in July 2000.

Cirronet, Inc. - At December 31, 2001, we owned an 18.2 percent interest in Cirronet, Inc. (formerly Digital Wireless Corporation), a private company involved in wireless telecommunication products that is accounted for using the cost method of accounting.

During 2000, we lost the ability to exert significant influence and therefore converted from the equity to the cost method of accounting. Our pro rata share of Cirronet's income (loss) in 2000 and 1999 was


                        INTELLIGENT SYSTEMS CORPORATION

($28,000) and $184,000, respectively. No dividends were received from the affiliate in 2001 or 2000.

The following table contains the summarized financial information of Cirronet.

YEAR ENDED DECEMBER 31,
-----------------------------------------------------------
                         2001          2000          1999
(in thousands)        (unaudited)   (unaudited)   (audited)
-----------------------------------------------------------
Current assets         $ 3,121         $3,279      $2,785
Current liabilities        576            911         439
Noncurrent assets          490            364         115
Noncurrent                 166             84         103
   liabilities
Net sales               $8,821         $6,241      $4,471
Operating income           111           (117)      1,006
(loss)
Net income (loss)          199            (38)        794
-----------------------------------------------------------

NOTE 5

INVESTMENTS

The following summarizes our ownership interest in certain non-significant companies included in our long-term investments. At December 31, 2001, our ownership interest in each of the named companies was as follows: Alliance Technology Ventures (<3%), NKD Enterprises (25%), Delos Payment Systems (27%), Cirronet (18%) and Atherogenics (<1%). The ownership interests are classified according to applicable accounting methods at December 31, 2001.

                                                 COST
                                                 BASIS
                                                 LESS
                                     CARRYING    DISTRI-
(in thousands)                        VALUE     BUTIONS
---------------------------------------------------------
EQUITY METHOD
---------------------------------------------------------
Alliance Technology Ventures          $595      $  836
NKD Enterprises                        949       1,250
Delos Payment Systems                   80          80

COST METHOD
---------------------------------------------------------
   Cirronet                            740         525
---------------------------------------------------------


MARKETABLE SECURITIES - The carrying and estimated fair values of available-for-sale securities at December 31, 2001 and 2000 are summarized as follows:

(in thousands)                         2001          2000
------------------------------------------------------------
Amortized cost                      $ 2,398       $ 2,469
Gross unrealized gains                  792           795
Gross unrealized losses              (1,151)       (1,010)
------------------------------------------------------------
Estimated fair values               $ 2,039       $ 2,254
------------------------------------------------------------

Of the estimated fair values above, Atherogenics represents $1.85 million and $1.2 million at December 31, 2001 and 2000, respectively.

Our aggregate share of the undistributed earnings (losses) of 50 percent or less owned companies accounted for by the equity method was $(432,000) at December 31, 2001, the majority of which is related to Delos Payment Systems.

NOTE 6

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK

At December 31, 2001 and 2000, our allowance for doubtful accounts and sales returns amounted to $45,000 and $46,000, respectively. Provisions for doubtful accounts and sales returns were $8,500, $12,000 and $24,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Our accounts receivable are subject to potential credit risk. Our subsidiaries sell products direct to end-user customers and through channel resellers and partners. If the financial condition of a significant channel reseller deteriorates, it could have an adverse impact on the subsidiary and consolidated operating results. One reseller customer of VISaer represents approximately 23 percent of consolidated revenue in 2001 and 2 customers represent 29 percent of accounts receivable as of December 31, 2001. One customer of ChemFree represents approximately 10 percent of consolidated revenue in 2001 and 10 percent of year-end accounts receivable. In 2000, one reseller customer of ChemFree represented 10.4 percent of consolidated revenue and 20 percent of accounts receivable at December 31, 2000.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 7

BORROWINGS AND LONG-TERM DEBT

Terms and borrowings under our credit facilities are summarized as follows:

YEAR ENDED DECEMBER 31,
------------------------------------------------------------
(in thousands)                              2001      2000
------------------------------------------------------------
Maximum outstanding (month-end)            $1,933    $1,504
Outstanding at year end                        --    $1,504
Average interest rate at year end              --       9.5%
Average borrowings during the year         $  509    $  197
Average interest rate                         8.2%      9.2%
------------------------------------------------------------

Our credit facility expired in May 2001 at which time we paid the outstanding balance in full.

Interest paid on debt during 2001, 2000 and 1999 amounted to $52,000, $59,000 and $159,000, respectively.

NOTE 8

DEFERRED GAIN

In connection with the sale of our VISaer subsidiary's product line in July 2000, the buyer assumed the liabilities of the purchased line of business. VISaer did not obtain releases from creditors for a portion of these liabilities and contracts and, accordingly, remains contingently liable for these obligations. VISaer recorded these liabilities as deferred gain. As of December 31, 2001, the balance of deferred gain consisted of $562,000 in accounts payable and accrued expenses, $711,000 related to a bank line of credit and $55,000 in capital lease obligations. In accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", VISaer recognizes the deferred gain when the liability is paid and the company is relieved of its obligation. Since our acquisition of VISaer on July 1, 2001, approximately $961,000 of the deferred gain has been recognized in the component of other income/expense in the consolidated statements of operations for the year ended December 31, 2001. In January 2002, the buyer paid the bank line of credit in full.

NOTE 9

INCOME TAXES

The income tax provision consists of the following:

YEAR ENDED DECEMBER 31,
---------------------------------------------------------
(in thousands)                 2001        2000     1999
---------------------------------------------------------
Current                        $173        $203     $ --
=========================================================

Following is a reconciliation of estimated income taxes at the blended statutory rate to estimated tax expense as reported:

YEAR ENDED DECEMBER 31,
-----------------------------------------------------------
                              2001       2000       1999
-----------------------------------------------------------
Statutory rate, blended        34%        34%        34%
Change in valuation
   allowance                  (32%)      (32%)      (34%)
-----------------------------------------------------------
Effective rate                  2%         2%         0%
===========================================================

At December 31, 2001, our subsidiaries had net operating loss carryforwards totaling $7.2 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire by 2021. At December 31, 2001, we had federal and state tax credit carryforwards of approximately $1.1 million and $940,000, respectively. We may not be able to use these carryforwards because, in some cases, they are limited to taxable income of a particular subsidiary or may be subject to annual limitation under the Internal Revenue Code if there is a greater than 50 percent change in ownership as defined under
Section 382.

We account for income taxes using SFAS 109, "Accounting for Income Taxes". We have a deferred tax benefit of approximately $9.3 million at December 31, 2001 and $8.0 million at December 31, 2000. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2001 and 2000 by a valuation allowance of an equal amount. The deferred tax benefit at December 31, 2001 and 2000 relates primarily to net operating loss carryforwards.

Income taxes paid during 2001 were $577,000. No income taxes were paid in 2000 and 1999.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through June 2004. Future minimum lease payments are as follows:

YEAR ENDED DECEMBER 31,
-------------------------------------------------------
(in thousands)
-------------------------------------------------------
      2002                                 $1,049
      2003                                    297
      2004                                    153
-------------------------------------------------------
Total minimum lease payments               $1,499
=======================================================

Rental expense for leased facilities and equipment related to operations amounted to $1.0 million, $948,000 and $995,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

In 2001, Intelligent Systems was named as co-defendant in a lawsuit filed in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida by four former employees of PaySys International, Inc. The suit alleges that the former employees hold warrants to purchase up to 142,500 shares of common stock of PaySys owned by us. The plaintiffs allege the warrants were issued to them by a former officer of PaySys, from whom we acquired shares in 1994. We filed an initial response to the suit and deny that any valid warrants exist. While we believe the initial discovery process supports our position and there exist sufficient evidence and legal grounds to refute the claims made, the ultimate outcome of this claim cannot be determined currently.

In addition, we are party to a small number of legal matters arising in the ordinary course of business. It is management's opinion that none of these matters will have a material adverse impact on our consolidated financial position or results of operations.

Investment Company Act - The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is primarily engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer's total assets. We do not intend to be and do not consider that we are an investment company and have relied on Rule 3a-1 of the 1940 Act which provides that a company is not deemed to be an investment company if not more than 45 percent of the value of its assets and no more that 45 percent of its net income in the last four quarters is derived from securities of companies it does not control. In the quarter ended March 31, 2001, we may technically have triggered the definition related to net income because of gains generated from the sale of non-control securities in the past four quarters. However, at that time and to the extent necessary to do so, we elected to rely on safe harbor from the definition of an investment company for transient investment companies contained in Rule 3a-2 under the Investment Company Act. Rule 3a-2 provides a conditional one year exclusion from the investment company definition for an issuer that, among other things, has a bona fide intent not to be an investment company as soon as reasonably practical. At December 31, 2001, we were in compliance with the requirements of Rule 3a-1 of the 1940 Act within the one-year exemption period. We believe we will continue to be in compliance but if we fail to do so within the next two years, we may not be able to rely on the safe harbor provision of Rule 3a-2.

NOTE 11

POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors' Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. We have accrued $100,000 to date for anticipated future payments under the plan.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 12

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

This amount relates to our VISaer subsidiary's obligation to a minority shareholder of VISaer pursuant to the redemption provision of the preferred stock of VISaer. The amount related to the VISaer obligation to Intelligent Systems pursuant to the redemption provision is eliminated in consolidation. Intelligent Systems has not guaranteed payment of this obligation.

NOTE 13

STOCKHOLDERS' EQUITY

We have authorized 20,000,000 shares of Common Stock, $.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases at various times in the past. On July 17, 2001, we repurchased and retired one million shares of our common stock at $5.25 per share pursuant to a self-tender offer. We repurchased and retired an additional 132,000 shares at fair market value during the year ended December 31, 2001. In the year ended December 31, 2000, we repurchased and retired 126,669 shares of common stock at fair market value but made no repurchases during 1999.

NOTE 14

STOCK OPTION PLAN

We instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan expired in December 2001, with 148,000 shares ungranted. The Plan provides shares of common stock that may be sold to officers and key employees. In August 2000, we instituted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan") that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors' Plan, each non-employee director was granted an option to acquire 5,000 shares. At each annual meeting, each director receives a grant of 4,000 shares. Stock options under both plans are granted at fair market value on the date of grant. As of December 31, 2001, a total of 813,000 options under both plans have been granted, 724,320 have been exercised and 38,014 options are fully vested and exercisable at a weighted average price per share of $3.53. All options expire ten years from their respective dates of grant. At December 31, 2001, the weighted average remaining contractual life of the outstanding options is 7.86 years. Stock option transactions during the three years ended December 31, 2001 were as follows:

                                                     2001             2000            1999
--------------------------------------------------------------------------------------------
Options outstanding
  at Jan. 1                                         76,014          655,000          665,000
Options granted                                     16,000           57,000               --
Options exercised                                    3,334          635,986           10,000
Options canceled                                        --               --               --
Options outstanding
  at Dec. 31                                        88,680           76,014          655,000

Options available for
  grant at Dec. 31                                 164,000          328,000          185,000

Option price ranges per share:
  Granted                                         $   4.26          $4.00 -               --
                                                                       4.25
  Exercised                                       $   4.25          $.875 -          $  2.25
                                                                     2.9375
  Canceled                                              --               --               --

Weighted average option price per share:
  Granted                                         $   4.26          $  4.16               --
  Exercised                                       $   4.25          $  1.72          $  2.25
  Canceled                                              --               --               --
  Outstanding at
    Dec. 31                                       $   3.91          $  3.86          $  1.75
--------------------------------------------------------------------------------------------

We account for the Plan under the provisions of Accounting Principles Board Opinion No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". The fair value of each option granted in 2001 and 2000 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                        INTELLIGENT SYSTEMS CORPORATION

-        risk free interest rate of 4 percent

-        expected life of the option of 7.86 years

-        expected dividend yield rate of 0 percent

-        expected volatility of 51 percent

Under these assumptions, the weighted average fair value of options granted in 2001 and 2000 was $1.71 and $3.15 per share, respectively. There were no awards under the Plan in 1999. The fair value of the grants would be amortized over the vesting period for the options. Accordingly, our pro forma net income and net income per common share assuming compensation cost as determined under SFAS No. 123 would have been the following:

YEAR ENDED DECEMBER 31,
--------------------------------------------------------
(in thousands except
  per share data)             2001      2000      1999
--------------------------------------------------------
Net income                    $9,086    $8,215     $ 249
Net income per
  common share basic          $ 1.78    $ 1.47     $0.05
--------------------------------------------------------
Net income per
  common share diluted          $1.77    $1.46     $0.05
--------------------------------------------------------

NOTE 15

FOREIGN SALES AND OPERATIONS

Aggregate export and foreign sales were $2.87 million, $805,000 and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Export and foreign sales were made principally in Europe and the Pacific Rim. Sales in these geographic areas are as follows:

YEAR ENDED DECEMBER 31,
-----------------------------------------------------------
(in thousands)               2001         2000        1999
-----------------------------------------------------------
Europe                      $2,499        $733      $1,317
Pacific Rim                    258          72          22
South America                  118          --          --
-----------------------------------------------------------

With the acquisition of VISaer on July 1, 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland. Previously, in February 1999, we had sold our only foreign subsidiary, InterQuad. For the years ended December 31, 2001, 2000 and 1999, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $63,000, $0 and $(109,000), respectively.

At December 31, 2001 and 2000, foreign subsidiaries had assets of $595,000 and $0 respectively, and total liabilities of $498,000 and $0, respectively.

There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-US currency amounts.

NOTE 16

EARNINGS PER SHARE

For the years ended December 31, 2001, 2000 and 1999, our diluted weighted average shares outstanding include the assumed conversion of stock options.

YEAR ENDED DECEMBER 31,
-------------------------------------------------------------
(in thousands except
  per share data)                2001       2000       1999
-------------------------------------------------------------
Net income                      $9,113     $8,215     $  249
Basic earnings
  per share                      $1.78      $1.47      $0.05
Basic weighted
  average shares                 5,108      5,607      5,106
Diluted earnings
  per share                      $1.77      $1.46      $0.05
Diluted weighted
  average shares                 5,146      5,632      5,337

NOTE 17

HUMANSOFT SUBSIDIARY REORGANIZATION UNDER CHAPTER 11

On November 18, 1999, the United States Bankruptcy Court for the Northern District of Georgia confirmed a Plan of Reorganization for a former subsidiary. The plan provided for payment of a fixed percent of the allowed claims for certain trade creditors and customers as well as payment of the administrative expenses. The first payments were made immediately following the confirmation, a second payment was made in November 2000 and the final payment was made in November 2001.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 18

INDUSTRY SEGMENTS

Our consolidated subsidiaries were involved in three industry segments: information technology products and services, industrial products and health care services. Operations in information technology products and services, which include our VISaer and QS Technologies subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the industrial product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Operations in health care services, which consisted of the PsyCare subsidiary prior to its sale in November 2000, involved mental health and substance abuse treatment programs. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the years ended December 31, 2001, 2000 and 1999.

YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------
(in thousands)                    2001          2000         1999
-------------------------------------------------------------------
Information Technology
  Revenue                      $ 4,353       $ 1,828       $ 2,601
  Operating Income (loss)       (4,754)          219          (102)
  Depreciation and
    amortization                 2,527            51            61
  Capital expenditures             189            32            23
  Identifiable assets            4,792           528           950
Industrial Products
  Revenue                        4,365         4,269         4,092
  Operating Income (loss)         (227)           85           138
  Depreciation and
    amortization                   157           176           152
  Capital expenditures              83           145           165
  Identifiable assets            1,730         1,792         1,841
Healthcare Services
  Revenue                           --           930         1,786
  Operating Income (loss)           --           (17)           64
  Depreciation and
    amortization                    --            42            76
  Capital expenditures              --            --             7
  Identifiable assets               --            61           497
Consolidated Segments
  Revenue                      $ 8,718       $ 7,027       $ 8,479
  Operating Income (loss)       (4,981)          287           100
  Depreciation and
    amortization                 2,684           270           289
  Capital expenditures             272           177           195
 Identifiable assets             6,522         2,381         3,288

A reconciliation of consolidated segment data above to consolidated income
(loss), depreciation and amortization, capital expenditures and assets follows:

YEAR ENDED DECEMBER 31,
------------------------------------------------------------
(in thousands)                  2001       2000       1999
------------------------------------------------------------
Consolidated segments
  operating income (loss)    $(4,981)   $   287     $  100
Corporate expenses            (5,439)    (1,264)      (899)
------------------------------------------------------------
Consolidated operating
  loss                       (10,420)      (976)      (799)
Interest income (expense)      1,017        434        (88)
Investment income             19,902      9,665      2,170
Equity of affiliates          (2,173)       771       (948)
Other income (expense)           960         66        (76)
------------------------------------------------------------
Income before taxes            9,286      8,418        259
Income taxes                     173        203         --
Minority interest                 --         --         10
------------------------------------------------------------
Net income                   $ 9,113    $ 8,215     $   249
============================================================
Depreciation and
  amortization
Consolidated segments        $ 2,684    $   270     $   289
Corporate                      3,911         44          58
------------------------------------------------------------
Consolidated                 $ 6,595    $   314     $   347
============================================================
Capital Expenditures
Consolidated segments        $   272    $   177     $   195
Corporate                         25         26          43
------------------------------------------------------------
Consolidated                 $    297   $   203     $   238
============================================================
Assets
Consolidated segments
  identifiable assets        $ 6,522    $ 2,381     $ 3,288
Corporate                     19,567     17,634      10,370
------------------------------------------------------------
Consolidated                 $26,089    $18,057     $13,658
============================================================


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 19

QUARTERLY FINANCIAL DATA (unaudited)

The table following contains a summary of selected quarterly data for the years ended December 31, 2001 and 2000.

                                         FOR QUARTERS ENDED
(in thousands except
   per share data)             MAR. 31         JUNE 30        SEPT. 30        DEC.31
--------------------------------------------------------------------------------------
2001
Net sales                     $1,694          $ 1,519        $ 2,257         $ 3,249
Operating (loss)                (234)            (588)        (8,350)c        (1,248)
Net income (loss)                749a          17,931b        (7,672)         (1,895)d
Basic income (loss)
  per  share                    0.13             3.19          (1.63)          (0.42)
Diluted income (loss)
  per share                     0.13             3.19          (1.63)          (0.42)

2000
Net sales                     $2,007          $ 1,988        $ 1,630         $ 1,402
Operating income
  (loss)                        (309)              50           (275)           (442)
Net income (loss)              8,384e            (132)f          145g           (182)h
Basic income (loss)
  per share                     1.48            (0.02)          0.03           (0.03)
Diluted income (loss)
  per share                     1.48            (0.02)          0.03           (0.03)

a.       Includes gains of $845,000 and $306,000 loss in equity of affiliates.

b. Includes gains of $18.8 million and $183,000 loss in equity of affiliates.

c.       Includes non-recurring charges of $6.4 million.

d. Includes $1.6 million loss in equity of affiliates and recognition of deferred gain of $673,000.

e. Includes gains of $8.8 million on investments and $195,000 loss in equity of affiliates.

f.       Includes $284,000 loss in equity of affiliates.

g. Includes gains of $826,000 on investments and $247,000 loss in equity of affiliates.

h.       Includes $44,000 loss in equity of affiliates.

NOTE 20

SUBSEQUENT EVENT

In 2001, we loaned $1.5 million to Delos Payment Systems, Inc. ("Delos"), an affiliate company accounted for under the equity method. We acquired our 27 percent interest in Delos as a result of the spin-off of Delos to the shareholders of PaySys prior to its sale, as explained in Note 3 to the consolidated financial statements. The carrying value of the loan on our balance sheet at December 31, 2001 was $80,000 due to recording our pro rata share of Delos losses during 2001 under equity accounting. As a result of the loan default in January 2002, we acquired control of the Delos board of directors and we will consolidate the Delos operations in 2002. We are providing additional borrowings of $1.5 million to Delos under the loan and are performing due diligence to decide whether to make an investment in Delos to increase our ownership to a significant majority position. The loan eliminates in consolidation.

As a result of consolidating Delos, we expect to record an intangible asset upon consolidation in the first quarter of 2002 in accordance with SFAS 141. It is possible that the intangible will be mainly in-process research and development and goodwill and that the goodwill may be impaired for a number of reasons. If we determine that the intangibles are impaired, we will need to write-down the value to net realizable value in the first quarter of 2002 in accordance with SFAS 141, resulting in a charge to earnings, which is estimated to be approximately $1 million. Some of the factors that may negatively impact the value of the goodwill are significant non-competition restrictions related to the sale of PaySys in April 2001 that limit who Delos can sell its products to for varying time periods through 2006, risks associated with completing and testing the initial software application, lack of a proven business model and customers, a limited operating history, and unproven market acceptance of the Delos software features and architecture.

Despite the possible impairment charge, we have made the additional loan to Delos to protect our investment and future alternatives.


                        INTELLIGENT SYSTEMS CORPORATION

                                                                     SCHEDULE II


                         INTELLIGENT SYSTEMS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                         BALANCE AT    CHARGED TO                                            BALANCE AT
                                          BEGINNING    COSTS AND                                               END OF
DESCRIPTION                               OF PERIOD     EXPENSES      DEDUCTIONS(a)    RECLASSIFICATION(c)     PERIOD
-------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS(b)
  Year Ended December 31, 1999            $1,187,568       $23,375    $1,156,523             $3,238            $57,658
  Year Ended December 31, 2000                57,658        11,594        23,348                 --             45,904
  Year Ended December 31, 2001                45,904         8,591        (9,511)                --             44,984


(a)      Write-offs of accounts receivable against allowance accounts.

(b) This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.

(c)      Reclassification of unearned revenue to Allowance for Doubtful
         Accounts.

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

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of VISaer, Inc. and Subsidiaries (the Company) as of December 31, 2000 and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of VISaer (UK) Ltd. and VISaer (IRL) Ltd., wholly owned subsidiaries, which statements reflect total assets of $817,198 and $6,198 as of December 31, 2000, respectively, and total revenues of $488,841 and $249,360, for the five months and year then ended, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for VISaer (UK) Ltd. and VISaer (IRL) Ltd., which have been reconciled by us to accounting principles generally accepted in the United States of America in the accompanying consolidated financial statements, is based solely on the reports of the other auditors.

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




Moody, Famiglietti & Andronico, LLP
March 20, 2002


CONSOLIDATED BALANCE SHEET                                                                    VISAER, INC. AND SUBSIDIARIES
==================================================================================================================================

DECEMBER 31                                                                                                                  2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash                                                                                                              $  168,926
     Accounts Receivable, Net of Allowance for Doubtful Accounts of $15,000                                               837,927
     Prepaid Expenses and Other Current Assets                                                                             29,314
----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                                    1,036,167

Property and Equipment, Net of Accumulated Depreciation (Note 2)                                                          206,647
Other Assets                                                                                                               50,577
----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                                          $ 1,293,391
                                                                                                                      ============


LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Notes Payable - Stockholders (Note 12)                                                                           $   263,750
     Accounts Payable                                                                                                     824,189
     Accrued Expenses                                                                                                   1,067,183
     Deferred Revenues                                                                                                  1,017,601
     Deferred Gain (Note 7)                                                                                             4,564,325
     Current Maturities of Capital Lease Obligations (Note 3)                                                              57,137
----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                                               7,794,185

Notes Payable - Stockholders (Note 12)                                                                                  2,267,856
Capital Lease Obligations, Net of Current Maturities (Note 3)                                                              44,606
Deferred Rent                                                                                                             108,231
Deferred Income Taxes (Note 4)                                                                                            211,525
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                                      10,426,403
----------------------------------------------------------------------------------------------------------------------------------

Redeemable Convertible Preferred Stock:
     Series A Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       1,881,721 Shares Authorized; 1,523,298 Shares Issued and Outstanding
       at Redemption Value; Liquidation Preference of $4,250,000 (Note 10)                                              4,250,000
     Series B Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       1,628,700 Shares Authorized, Issued and Outstanding at Redemption
       Value; Liquidation Preference of $879,500 (Note 10)                                                                879,500
     Series C Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       337,331 Shares Authorized, No Shares Issued and Outstanding (Note 10)                                                    -
     Series D Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       369,125 Shares Authorized; 33,556 Shares Issued and Outstanding at Redemption
       Value, Net of Unaccreted Discount of $20,294; Liquidation Preference
       of $49,327 (Note 10)                                                                                                29,033
----------------------------------------------------------------------------------------------------------------------------------
Total Redeemable Convertible Preferred Stock                                                                            5,158,533
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
     Common Stock:  $0.001 Par Value; 15,000,000 Shares Authorized;
        965,189 Shares Issued and Outstanding                                                                                 965
     Additional Paid-in Capital                                                                                         4,689,522
     Accumulated Deficit                                                                                              (18,934,603)
     Accumulated Other Comprehensive Deficit                                                                              (47,429)
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                                                        (14,291,545)
----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY                                $ 1,293,391
                                                                                                                      ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS                                                          VISAER, INC. AND SUBSIDIARIES
==================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31                                                                                              2000
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
     Software Licenses                                                                                               $ 3,113,159
     Maintenance and Support Services                                                                                  8,094,870
     Hardware Equipment Sales                                                                                            544,118
----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                                                                                        11,752,147
----------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues:
     Software Licenses                                                                                                   680,477
     Maintenance and Support Services                                                                                  4,619,525
     Hardware Equipment Sales                                                                                            445,975
----------------------------------------------------------------------------------------------------------------------------------
Total Cost of Revenues                                                                                                 5,745,977
----------------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                                                                           6,006,170
----------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
     Research and Development                                                                                          3,415,907
     Selling and Marketing                                                                                             3,206,936
     General and Administrative                                                                                        2,140,493
----------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                                               8,763,336
----------------------------------------------------------------------------------------------------------------------------------

Loss from Operations                                                                                                  (2,757,166)
----------------------------------------------------------------------------------------------------------------------------------

Other Income (Expense):
     Gain on Sale of Product Line (Note 7)                                                                             2,926,114
     Interest Expense                                                                                                   (708,504)
     Other Expense                                                                                                       (69,297)
     Other Income                                                                                                         26,154
----------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                                                                                     2,174,467
----------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                                                             $  (582,699)
                                                                                                                     ==============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS                                                  VISAER, INC. AND SUBSIDIARIES
==================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31                                                                                              2000
----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                             $  (582,699)

Other Comprehensive Loss:
     Foreign Currency Translation Adjustment                                                                             (52,778)
----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Loss                                                                                             $  (635,477)
                                                                                                                     =============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY        VISAER, INC. AND SUBSIDIARIES
===================================================================================================================================

                                                                  REDEEMABLE CONVERTIBLE PREFERRED STOCK
                              -----------------------------------------------------------------------------------------------
                               CONVERTIBLE PREFERRED   CONVERTIBLE PREFERRED   CONVERTIBLE PREFERRED   CONVERTIBLE PREFERRED
                                     SERIES A                SERIES B                SERIES C                SERIES D
                               ----------------------- ----------------------- ----------------------- -----------------------
                                 NUMBER     $.001 PAR    NUMBER    $.001 PAR    NUMBER    $.001 PAR     NUMBER    $.001 PAR
                               OF SHARES     VALUE     OF SHARES     VALUE     OF SHARES    VALUE      OF SHARES    VALUE
                               ----------   ---------- ----------  ----------- ---------  ------------ ---------  ------------
Balance as of December 31, 1999 1,881,721   $5,250,000  1,628,700  $  879,500    337,331   $2,250,000    369,125   $  790,768

Exercise of Stock Options               -            -          -           -          -            -          -            -
Accretion of Series D
     Convertible Preferred Stock        -            -          -           -          -            -          -      287,250
Repurchase of Convertible
     Preferred Stock             (358,423)  (1,000,000)         -           -   (337,331)  (2,250,000)  (335,569)  (1,048,985)
Issuance of Common Stock
     Warrants                           -            -          -           -          -            -          -            -
Net Loss                                -            -          -           -          -            -          -            -
Foreign Currency Translation
     Adjustment                         -            -          -           -          -            -          -            -
                               ----------   ---------- ----------  ----------- ---------  ------------ ---------  ------------
Balance as of December 31, 2000 1,523,298   $4,250,000  1,628,700  $  879,500          -       $    -     33,556    $  29,033
                               ==========   ========== ==========  =========== =========  ============ =========  ============


                                                        STOCKHOLDERS' DEFICIENCY
                                -------------------------------------------------------------------------------
                                     COMMON STOCK                      FOREIGN
                                ----------------------  ADDITIONAL    CURRENCY                      TOTAL
                                  NUMBER    $.001 PAR     PAID-IN    TRANSLATION   ACCUMULATED   STOCKHOLDERS'
                                OF SHARES     VALUE       CAPITAL    ADJUSTMENT      DEFICIT      DEFICIENCY
                                ----------  ----------  -----------  ------------  ------------  ------------
Balance as of December 31, 1999    958,146    $    958   $  318,677    $   5,349   $(18,064,654) $(17,739,670)

Exercise of Stock Options            7,043           7        2,218            -              -         2,225
Accretion of Series D
     Convertible Preferred Stock         -           -            -            -       (287,250)     (287,250)
Repurchase of Convertible
     Preferred Stock                     -           -    4,298,984            -              -     4,298,984
Issuance of Common Stock
     Warrants                            -           -       69,643            -              -        69,643
Net Loss                                 -           -            -            -       (582,699)     (582,699)
Foreign Currency Translation
     Adjustment                          -           -            -      (52,778)             -       (52,778)
                                ----------  ----------  -----------  ------------  ------------  ------------

Balance as of December 31, 2000    965,189    $    965   $4,689,522    $ (47,429)  $(18,934,603) $(14,291,545)
                                ==========  ==========  ===========  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                                          VISAER, INC. AND SUBSIDIARIES
===================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31                                                                                               2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Loss                                                                                                     $      (582,699)
     Adjustments to Reconcile Net Loss to Net Cash Used in
        Operating Activities:
            Depreciation and Amortization                                                                                 399,319
            Gain of Sale of Product Line                                                                               (2,926,114)
            Deferred Income Taxes                                                                                        (106,000)
            Interest Expense Capitalized to Debt                                                                          205,070
            Non-Cash Amortization of Debt Discount                                                                        191,803
            Decrease in Accounts Receivable                                                                             4,342,214
            Increase in Prepaid Expenses and Other Current Assets                                                        (226,323)
            Increase in Other Assets                                                                                      (50,577)
            Increase in Accounts Payable                                                                                1,145,298
            Decrease in Accrued Expenses                                                                                 (539,585)
            Decrease in Deferred Revenues                                                                              (2,854,414)
            Decrease in Deferred Rent                                                                                     (15,854)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                                                  (1,017,862)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows Used in Investing Activities:
     Acquisition of Property and Equipment                                                                                (76,978)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Issuance of Notes Payable - Stockholders                                                               905,000
     Repayments Under Line of Credit                                                                                     (356,831)
     Principal Repayments of Capital Lease Obligations                                                                    (49,356)
     Proceeds from Issuance of Common Stock                                                                                 2,225
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                                                 501,038
----------------------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Exchange Rate Changes on Cash                                                                   24,657
----------------------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash                                                                                                     (569,145)
                                                                                                                  ----------------

Cash, Beginning                                                                                                           738,071
                                                                                                                  ----------------

Cash, Ending                                                                                                      $       168,926
                                                                                                                  ================

Supplemental Disclosures of Cash Flow Information:

     Cash Paid During the Year for:
        Interest                                                                                                  $       289,251

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          VISAER INC. AND SUBSIDIARIES
===============================================================================


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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


2.  PROPERTY AND EQUIPMENT:

As of December 31, 2000, property and equipment consists of the following:

Computer Equipment                            $     248,620
Leasehold Improvements                              176,104
Telephone System                                    159,021
Purchased Software                                  100,293
Furniture and Fixtures                               29,281
                                                -----------
                                                    713,319
Less:  Accumulated
    Depreciation                                    506,672
                                                -----------

                                              $     206,647
                                              =============


3.  CAPITAL LEASE OBLIGATIONS:

The Parent is a party to various non-cancelable capital lease agreements, which expire at various dates through October, 2003. As of December 31, 2000, the total future minimum and present value lease payments due under these agreements are as follows:

 YEAR ENDED
DECEMBER 31,
------------
     2001                                    $       67,008
     2002                                            35,061
     2003                                            13,616
                                             --------------
                                                    115,685

Less:  Amount Representing Interest                  13,942
                                             --------------

Present Value of Net Minimum Lease
    Payments                                        101,743

Current Maturities of Capital Lease
    Obligations                                      57,137
                                             --------------

Capital Lease Obligations, Net of
    Current Maturities                       $       44,606
                                             ==============

4.  INCOME TAXES:

The provision for income taxes during the year ended December 31, 2000, consists of the following:

    Current                                   $     106,000
    Deferred                                       (106,000)
                                              -------------

                                              $           -
                                              =============

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

Deferred Tax Liabilities                      $     211,525
                                              =============

Deferred Gain                                 $   1,845,000
Net Operating Loss Carryforwards                  2,331,000
Tax Credits                                       1,494,000
Deferred Rent                                        44,000
Other Deferred Tax Assets                            34,000
                                              -------------
                                                  5,748,000
Less:  Valuation Allowance                       (5,748,000)
                                              -------------

Total Deferred Tax Assets                     $           -
                                              =============

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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


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

Future minimum lease payments due under these non-cancelable lease agreements as of December 31, 2000, are as follows:

 YEAR ENDED
DECEMBER 31,
------------
     2001                                     $     332,953
     2002                                           320,569
     2003                                           313,465
     2004                                           153,182
                                              -------------

                                              $  1,120,169


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

The book value of net assets included in the Sold Subsidiaries on July 28, 2000 consisted of the following:

Accounts Receivable                           $   2,642,518
Other Current Assets                                637,247
Property and Equipment, Net                         621,703
Accounts Payable and Accrued Expenses            (4,706,874)
Line of Credit, Plus Accrued Interest            (1,580,239)
Note Payable, Plus Accrued Interest              (1,270,628)
Deferred Revenues                                (3,953,247)
Capital Lease Obligations                          (254,448)
                                               ------------

Excess of Liabilities over Book Value of
   Net Assets Included in Sold Subsidiaries   $  (7,863,968)
                                              =============

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

Accounts Payable and Accrued
   Expenses                                   $   2,020,966
Line of Credit, Plus Accrued
   Interest (Note 8)                              1,618,505
Note Payable, Plus Accrued
   Interest                                         595,626
Deferred Revenues                                   124,976
Capital Lease Obligations                           204,252
                                              -------------

Total Deferred Gain as of
   December 31, 2000                          $   4,564,325
                                              =============

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


7.  SALE OF PRODUCT LINE (CONTINUED):

During the year ended December 31, 2000, the gain recognized by the Parent on the sale of the ETO product line of business consisted of the following:


Excess of Liabilities over Book Value of
   Net Assets Included in Sold Subsidiaries   $   7,863,968

Less:   Deferred Gain as of
             December 31, 2000                   (4,564,325)
        Transaction Costs                          (373,529)
                                              -------------

Gain on Sale of Product Line                  $   2,926,114
                                              =============

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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


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

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


12.  NOTES PAYABLE - STOCKHOLDERS (CONTINUED):

Five, 12% unsecured notes payable to certain stockholders in the amount of
$255,000, plus aggregate accrued interest in the amount of $8,750, due upon
demand.                                                                                 263,750
                                                                                ---------------

Total Notes Payable - Stockholders                                                    2,531,606

Less:  Current Portion                                                                  263,750
                                                                                ---------------

Long-Term Portion of Notes Payable - Stockholders                               $     2,267,856
                                                                                ===============

Maturities of notes payable - stockholders as of December 31, 2000, consist of the following:

             YEAR ENDED
            DECEMBER 31,
            ------------
                2001                    $       263,750
                2002                                  -
                2003                          2,498,432
                                        ---------------
                                        $     2,762,182
                                        ===============

13.  FOREIGN OPERATIONS:

Condensed audited information of the Parent's European Subsidiaries as of and for the year ended December 31, 2000, is summarized as follows:

  Revenues                              $ 2,981,758

  Net Loss                              $(1,390,119)

  Total Assets                          $   823,396

  Stockholders' Deficiency              $(2,883,649)

Activity in the Canadian subsidiary, Visibility, Ltd., was not material during the year ended December 31, 2000.

                                                    VISAER INC. AND SUBSIDIARIES
================================================================================


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

Stock option activity during the year ended December 31, 2000, is as follows:

                                                                                                  Weighted
                                                                                Exercise          Average
                                                              Number of       Price Range     Exercise Price      Expiration
                                                               Shares          Per Share         Per Share           Dates
------------------------------------------------------------------------------------------------------------------------------
Outstanding as of December 31, 1999                            895,001       $0.20 - $1.67         $0.46           2004-2009

Stock Options Granted                                           55,800           $0.60             $0.60             2010
Stock Options Exercised                                         (7,043)      $0.20 - $0.60         $0.48           2007-2008
                                                          --------------------------------------------------------------------

Outstanding as of December 31, 2000                            943,758       $0.20 - $1.67         $0.47           2002-2010
                                                          ====================================================================

Exercisable as of December 31, 2000                            463,529       $0.20 - $1.67         $0.47           2002-2010
                                                          ====================================================================

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

INDEPENDENT AUDITORS' REPORT
TO THE MEMBERS OF VISAER (UK) LIMITED


We have audited the accompanying balance sheet of VISaer (UK) Limited as of 31 December 2000 and the related profit and loss account for the period then ended. These financial statements are the responsibility of the company's directors. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VISaer (UK) Limited as of 31 December 2000 and the results of its operations for the period then ended in conformity with accounting principles generally accepted in the United Kingdom.



/S/ HACKER YOUNG
Manchester, England

20 March 2002

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders,
Visaer (Irl) Limited


We have audited the accompanying balance sheet of Visaer (Irl) Limited as of December 31, 2000, and the related profit and loss account for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visaer (Irl) Limited as of December 31, 2000, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in Ireland.



/s/Arthur Andersen
Dublin, Ireland

March 20, 2002

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

                                        /s/ Arthur Andersen LLP


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

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit
For the Years Ended December 31, 1999 and 1998

                                                               CONVERTIBLE               CONVERTIBLE              CONVERTIBLE
                                                             PREFERRED STOCK           PREFERRED STOCK         PREFERRED STOCK
                                                                 SERIES A                  SERIES B                SERIES C
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
                                                         =========    ==========    =========    ========    =======    ==========

                                                             CONVERTIBLE
                                                            PREFERRED STOCK                               ADDITIONAL
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
                                                         =======    ========    ==========     =======     =========



                                                                          ACCUMULATED
                                                                             OTHER                           TOTAL
                                                        COMPREHENSIVE    COMPREHENSIVE  ACCUMULATED     STOCKHOLDERS'
                                                        INCOME (LOSS)    INCOME (LOSS)    DEFICIT           DEFICIT
Balance, December 31, 1997                                                  (4,240)     (14,371,273)     (13,921,926)

    Comprehensive loss                                                          --               --               --

    Net loss                                            $     678,976           --          678,976          678,976
    Foreign currency translation adjustment                     6,054        6,054               --            6,054
                                                        -------------
    Comprehensive loss                                  $     685,030           --               --               --
                                                        =============       ------     ------------     ------------


Balance, December 31, 1998                                                   1,814      (13,692,297)     (13,236,896)
    Exercise of stock options                                                   --               --           30,699
    Conversion of common stock to Series D
       convertible preferred stock                                              --               --         (221,475)
    Accretion of Series D convertible preferred stock                           --         (147,210)        (147,210)
    Issuance of common stock warrants                                           --               --           56,824
    Comprehensive loss                                                          --               --               --
    Net loss                                            $  (4,225,147)          --       (4,225,147)      (4,225,147)
    Foreign currency translation adjustment                     3,535        3,535               --            3,535
                                                        -------------
    Comprehensive loss                                  $  (4,221,612)          --               --               --
                                                        =============       ------     ------------     ------------

Balance, December 31, 1999                                                  $5,349     $(18,064,654)    $(17,739,670)
                                                                            ======     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

VISIBILITY INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Years Ended December 31, 1999 and 1998

                                                                                                1999              1998
Cash Flows from Operating Activities:
    Net (loss) income                                                                       $(4,225,147)      $   678,976
    Adjustments to reconcile net income (loss) to net cash used in operating activities-
      Depreciation and amortization                                                             781,716           734,440
      Interest expense capitalized to debt                                                      162,459            76,925
      Noncash amortization of debt discount                                                     126,171                --
      Changes in assets and liabilities, net of assets acquired-
          Accounts receivable, net                                                              585,998        (4,743,798)
          Prepaid expenses and other current assets                                              48,227          (204,607)
          Accounts payable                                                                      153,906         1,063,590
          Accrued expenses                                                                     (859,601)          272,695
          Deferred revenue                                                                    1,815,373         1,269,554
          Deferred rent                                                                           5,274            26,402
                                                                                            -----------       -----------

            Net cash used in operating activities                                            (1,405,624)         (825,823)
                                                                                            -----------       -----------

Cash Flows from Investing Activities:
    Acquisition, net of cash acquired                                                                --          (126,000)
    Purchases of fixed assets                                                                  (588,162)         (206,878)
    Other assets                                                                                 35,609            (3,078)
                                                                                            -----------       -----------

            Net cash used in investing activities                                              (552,553)         (335,956)
                                                                                            -----------       -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of common stock                                                       30,700                --
    Proceeds from issuance of Series A preferred stock                                               --                --
    Proceeds from issuance of notes payable and Series D preferred stock                      1,100,000                --
    Proceeds from short-term bank loans, net                                                    423,370                --
    Repayment of notes payable                                                                       --                --
    Payment of capital lease obligation                                                         (23,962)         (311,395)
    Payments of short-term bank loans, net                                                           --                --
                                                                                            -----------       -----------

            Net cash provided by (used in) by financing activities                            1,530,108          (311,395)
                                                                                            -----------       -----------

Foreign Exchange Impact on Cash                                                                   3,535             6,054
                                                                                            -----------       -----------

Net (Decrease) Increase in Cash and Cash Equivalents                                           (424,534)       (1,467,120)

Cash and Cash Equivalents, beginning of year                                                  1,162,605         2,629,725
                                                                                            -----------       -----------

Cash and Cash Equivalents, end of year                                                      $   738,071       $ 1,162,605
                                                                                            ===========       ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for interest                                                  $   433,334       $   242,771
                                                                                            ===========       ===========

Supplemental Disclosure of Noncash Financing and Investing Activities:
    Acquisition of equipment under capital lease                                            $   197,352       $   283,731
                                                                                            ===========       ===========
    Conversion of  369,125 shares of common stock into 369,125 shares of Series D
       redeemable convertible preferred stock, net of discount (Note 12)                    $   643,558       $        --
                                                                                            ===========       ===========
    Conversion of notes payable into 627,240 shares of Series A redeemable convertible
       preferred stock                                                                      $        --       $        --
                                                                                            ===========       ===========
    Discount on issuance of note payable to shareholders                                    $   478,907       $        --
                                                                                            ===========       ===========
    Acquisition of certain assets of the former European distributor-
      Fair value of assets acquired-
          Equipment                                                                         $        --       $        --
          Goodwill and other intangible assets                                                       --           126,000
                                                                                            -----------       -----------
                                                                                                     --           126,000
      Forgiveness of Visibility debt, net                                                            --                --
                                                                                            -----------       -----------

            Cash payment for acquisition                                                    $        --       $   126,000
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

(4)      ACCOUNTS RECEIVABLE; ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                     BALANCE AT     PROVISION      NET DEDUCTIONS
                                    BEGINNING OF    CHARGED TO         FROM            BALANCE AT
                                       PERIOD       OPERATIONS      ALLOWANCE(1)     END OF PERIOD
Year Ended December 31, 1999            $424            $55            $(105)            $374
Year Ended December 31, 1998             484             40             (100)             424

         (1) Accounts deemed uncollectable, net of recoveries.

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs are charged to expense as incurred.

         Fixed assets consist of the following at December 31, 1999:

                                                                      ESTIMATED
                                                                     USEFUL LIVES               1999
           Furniture and fixtures                                     5 years               $  708,980
           Equipment                                                  1-3 years              3,503,784
           Computer software                                          3 years                  636,493
           Leasehold improvements                                     2-10 years               352,207
                                                                                            ----------

                                                                                             5,201,464

           Less--Accumulated depreciation and amortization                                   4,137,891
                                                                                            ----------

                                                                                            $1,063,573
                                                                                            ==========

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

(7)      LONG-TERM DEBT

         The Company has $402,555 of notes outstanding to a stockholder as of December 31, 1999. The notes accrue interest at 10% per annum. During 1999, the maturity date was extended to January 1, 2000. Subsequent to year-end, the maturity date was further extended to January 31, 2001 and, accordingly, the outstanding borrowings and accrued interest of $509,904 at December 31, 1999 are reflected as noncurrent in the accompanying balance sheet. The borrowings are secured by the Company's accounts receivable.

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

(9)      INCOME TAXES

         (Loss) income before income taxes for domestic and foreign operations is as follows:


                                   1999                  1998
           Domestic           $(2,932,507)           $1,649,938
           Foreign             (1,292,640)             (905,962)
                               ----------             ---------

                              $(4,225,147)           $  743,976
                               ==========             =========

         The provision for income taxes consists of the following for 1999 and 1998:

                                              1999                   1998
           Current tax expense-
                Federal                    $       --            $   38,000
                State                              --                27,000
                Foreign                            --                    --
                                           ----------            ----------

                                           $       --            $   65,000
                                           ==========            ==========

         The 1998 federal tax expense represents alternative minimum taxes payable and the 1998 state provision represents minimum and other non-income-measured taxes. The Company utilized $1,655,000 of federal and state net operating loss carryforwards in 1998 and reduced the valuation allowance accordingly.

         A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                    1999        1998
            Income tax provision (benefit) at
               statutory rate                                        (34)%        34%
            State tax provision (benefit)                             (5)         10
            Impact of foreign tax rates (benefit)                      2           9
            (Decrease) increase in valuation allowance                45         (59)
            Other                                                     (8)         15
                                                                   -----       -----

                                                                      --%          9%
                                                                   =====       =====

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

                           The following summarizes the stock option activity under the Company's stock option plans:


                                                                   WEIGHTED
                                           OUTSTANDING             AVERAGE
                                             OPTIONS            EXERCISE PRICE

         Balance, December 31, 1997           1,152,550                 0.40
            Granted                             196,300                 0.40
            Exercised                                --                   --
            Canceled                           (162,499)                0.25
                                           ------------

         Balance, December 31, 1998           1,186,351                 0.42
            Granted                             344,000                 0.58
            Exercised                          (137,603)                0.22
            Canceled                           (495,797)                0.52
                                           ------------

         Balance, December 31, 1999             896,951         $       0.46
                                           ============         ============

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

         Had compensation costs for the stock option plan been determined using the fair value-based method as prescribed by SFAS No. 123, the Company's 1999 net loss and 1998 net income would have been increased and decreased, respectively, to the following pro forma amounts:

                                    1999             1998
         Net (loss) income-
           As reported         $ (4,225,147)      $ 678,976
           Pro forma             (4,228,464)        665,174

         Consistent with SFAS No. 123, pro forma compensation cost has not been calculated for options granted prior to January 1, 1995. Pro forma compensation cost may not be representative of that to be expected in future years.

         The weighted average per share fair values of options granted during 1999 and 1998 were $0.10 and $0.09, respectively. The values were estimated on the date of grant using the following weighted average assumptions for grants in 1999 and 1998: risk-free interest rate of 5.50 % and 5.17%; expected life of five years; expected dividend yield of 0% and volatility factor of 0%.

         The weighted average remaining contractual life of outstanding options was 7.67 years and the range of exercise prices was $0.20 to $1.67 at December 31, 1999.

(13)     FOREIGN OPERATIONS

         The following table summarizes the Company's operations by geographic area:

                                                  1999             1998
            Revenues-
              North America                   $ 19,664,679     $ 24,022,301
              Europe                             4,545,329        6,170,590
                                              ------------     ------------

                   Consolidated total         $ 24,210,008     $ 30,192,891
                                              ============     ============

            (Loss) income from operations-
              North America                   $ (2,932,507)    $  1,964,561
              Europe                            (1,292,640)        (924,944)
                                              ------------     ------------

                   Consolidated total         $ (4,225,147)    $  1,039,617
                                              ============     ============

            Identifiable assets-
              North America                   $  8,061,279     $  7,872,620
              Europe                             2,224,379        3,700,960
                                              ------------     ------------

                   Consolidated total         $ 10,285,658     $ 11,573,580
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

Atlanta, Georgia                       ARTHUR ANDERSEN LLP
February 18, 2000

                                  CIRRONET INC.

                                 Balance Sheets

                           December 31, 2001 and 2000

                                        ASSETS                                       2001                2000
                                                                                  -----------         -----------
                                                                                  (unaudited)         (unaudited)
Current assets:
    Cash and cash equivalents                                                     $   630,085            333,274
    Accounts receivable, less allowance for doubtful accounts
       of $9,055 and 24,980, respectively                                             966,132          1,292,741
    Inventories                                                                     1,371,608          1,425,605
    Income tax refund receivable                                                       39,366            152,855
    Deferred income tax assets                                                         37,757             41,961
    Prepaid expenses and other current assets                                          76,334             10,001
                                                                                  -----------         ----------
                   Total current assets                                             3,121,282          3,256,437
Property and equipment, net                                                           370,165            315,365
Deferred income tax assets                                                             77,388                 --
Other assets                                                                           42,611             48,728
                                                                                  -----------         ----------
                   Total assets                                                   $ 3,611,446          3,620,530
                                                                                  ===========         ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $   326,152            579,135
    Accrued expenses                                                                  222,454            171,993
    Current maturities of obligations under capital leases
        and long-term debt                                                             27,472            136,688
                                                                                  -----------         ----------
                   Total current liabilities                                          576,078            887,816
Obligations under capital leases and long-term debt
    excluding current maturities                                                      165,877             66,156
Deferred income tax liabilities                                                            --             18,266
                                                                                  -----------         ----------
                   Total liabilities                                                  741,955            972,238
                                                                                  -----------         ----------
Stockholders' equity:
    Common stock, $.001 par value; 40,000,000 shares authorized;
       7,359,458 and 7,335,050 shares issued and outstanding, respectively             73,590             73,350
    Additional paid-in capital                                                      1,862,557          1,831,788
    Retained earnings                                                               1,079,362            880,419
    Note receivable from employee for stock options                                  (146,018)          (137,265)
                                                                                  -----------         ----------
                   Total stockholders' equity                                       2,869,491          2,648,292
Commitments and contingencies
                                                                                  -----------         ----------
                   Total liabilities and stockholders' equity                     $ 3,611,446          3,620,530
                                                                                  ===========         ==========

See accompanying notes to financial statements.

                                  CIRRONET INC.

                            Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999


                                                                           2001                2000                1999
                                                                        -----------         -----------         -----------
                                                                        (unaudited)         (unaudited)          (audited)
Revenues:
    Product sales and service revenues                                  $ 8,760,866           5,975,684           4,118,153
    Development contracts                                                    60,000             265,067             352,700
                                                                        -----------         -----------         -----------
                   Total revenues                                         8,820,866           6,240,751           4,470,853
Costs of revenues                                                         4,921,757           3,059,098           1,912,709
                                                                        -----------         -----------         -----------
                   Gross profit                                           3,899,109           3,181,653           2,558,144
Operating expenses:
    Research and development                                              1,250,026             857,347             520,720
    Sales and marketing                                                   1,593,835           1,133,739             656,285
    General and administrative                                              943,789             836,806             375,447
    Compensation charge for warrants                                             --             471,200                  --
                                                                        -----------         -----------         -----------
                   Total operating expenses                               3,787,650           3,299,092           1,552,452
                                                                        -----------         -----------         -----------
                   Operating (loss) income                                  111,459            (117,439)          1,005,692
Other income (expense):
    Interest income                                                          11,232              33,309              23,921
    Interest expense                                                        (32,551)            (14,886)             (9,387)
    Other (expense) income                                                      540              (7,053)             13,487
                                                                        -----------         -----------         -----------
                   Total other income (expense)                             (20,779)             11,370              28,021
                                                                        -----------         -----------         -----------
                   Income (loss) before income tax expense and
                     cumulative effect of accounting change                  90,680            (106,069)          1,033,713
Income tax (benefit) expense                                               (108,263)            (67,748)            274,208
                                                                        -----------         -----------         -----------
                   Net income (loss) before cumulative effect of
                     accounting change                                      198,943             (38,321)            759,505
Cumulative effect of accounting change, less applicable
    income taxes of $-0-, $-0- and $22,980 in 2001, 2000
    and 1999, respectively                                                       --                  --              34,469
                                                                        -----------         -----------         -----------
                   Net income (loss)                                    $   198,943             (38,321)            793,974
                                                                        ===========         ===========         ===========


See accompanying notes to financial statements.

                                  CIRRONET INC.

                       Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999


                                                                                                 NOTE
                                              COMMON STOCK        ADDITIONAL                  RECEIVABLE           TOTAL
                                          ----------------------    PAID-IN    RETAINED      FROM EMPLOYEE     STOCKHOLDERS'
                                            SHARES      AMOUNT      CAPITAL    EARNINGS    FOR STOCK OPTIONS      EQUITY
                                          ----------  ----------  ----------  ----------   -----------------   -------------
Balances at Dec. 31, 1998 (audited)        6,258,880  $   62,588   1,335,513     124,766                  --       1,522,867
Conversion of subordinated debentures
       into common stock                      80,000         800      39,920          --                  --          40,720
Net income                                        --          --          --     793,974                  --         793,974
                                          ----------  ----------  ----------  ----------   -----------------   -------------
Balances at Dec. 31, 1999 (audited)        6,338,880      63,388   1,375,433     918,740                  --       2,357,561
Note receivable from employee
       for stock options exercise            346,500       3,465     130,815          --            (134,280)             --
Interest on note receivable                       --          --       2,985          --              (2,985)             --
Issuance of stock in exchange for
       warrants                              620,000       6,200     303,800          --                  --         310,000
Exercise of stock options                     29,670         297       2,670          --                  --           2,967
Issuance of stock options for
       services compensation                      --          --      16,085          --                  --          16,085
Net loss                                          --          --          --     (38,321)                 --         (38,321)
Balances at Dec. 31, 2000 (unaudited)      7,335,050      73,350   1,831,788     880,419            (137,265)      2,648,292
Issuance of stock to non-employee
       for services                           24,408         240      11,963          --                  --          12,203
Interest on note receivable                       --          --       8,753          --              (8,753)             --
Issuance of stock options to
       non-employee for services                  --          --      10,053          --                  --          10,053
Net income                                        --          --          --     198,943                  --         198,943
                                          ----------  ----------  ----------  ----------   -----------------   -------------
Balances at December 31, 2001(unaudited)   7,359,458      73,590   1,862,557   1,079,362            (146,018)      2,869,491
                                          ==========  ==========  ==========  ==========   =================   =============



See accompanying notes to financial statements.

                                  CIRRONET INC.

                            Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                                                            2001         2000         1999
                                                                         ----------   ----------   ----------
                                                                         (unaudited)  (unaudited)   (audited)
Cash flows from operating activities:
    Net (loss) income                                                    $  198,943      (38,321)     793,974
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                     111,095       62,676      (27,941)
          Provision for doubtful accounts receivable and returns             55,893       41,129       20,109
          Provision for inventory obsolescence                               20,000       30,000           --
          Deferred income tax (benefit) expense                             (91,450)     (45,503)      21,460
          Stock compensation expense                                         22,256      324,845           --
          Loss on disposal of property and equipment                          6,785           --           --
          (Increase) decrease in:
            Accounts receivable                                             270,716     (738,817)    (138,847)
            Inventories                                                      33,997     (205,593)    (307,098)
            Income tax receivable                                           113,489     (152,855)          --
            Other assets                                                    (62,533)     (26,158)          --
          Increase (decrease) in:
            Accounts payable                                               (252,983)     420,970       62,432
            Accrued expenses                                                 50,461      (44,878)      12,775
            Advance billings                                                     --           --     (102,060)
                                                                         ----------   ----------   ----------
                   Net cash (used in) provided by operating activities      476,669     (372,505)     334,804
                                                                         ----------   ----------   ----------
Cash flows from investing activities:
    Purchases of property and equipment                                     (36,419)    (164,054)     (28,085)
    Increase in other assets                                                     --      (15,434)          --
                                                                         ----------   ----------   ----------
                   Net cash used in investing activities                    (36,419)    (179,488)     (28,085)
                                                                         ----------   ----------   ----------
Cash flows from financing activities:
    Proceeds from long-term debt                                            135,000       41,900      123,049
    Payments on convertible subordinated debentures                              --           --     (143,557)
    Payments on long-term debt                                             (121,538)     (43,411)     (17,742)
    Payments on obligations under capital leases                           (156,901)     (34,558)     (34,916)
    Proceeds from exercise of stock options                                      --        2,967           --
    Proceeds from exercise of stock warrants                                     --        1,240           --
                                                                         ----------   ----------   ----------
                   Net cash used in financing activities                   (143,439)     (31,862)     (73,166)
                                                                         ----------   ----------   ----------
                   Net (decrease) increase in cash and cash equivalents     296,811     (583,855)     233,553
Cash and cash equivalents at beginning of year                              333,274      917,129      683,576
                                                                         ----------   ----------   ----------
Cash and cash equivalents at end of year                                 $  630,085      333,274      917,129
                                                                         ==========   ==========   ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Interest                                                          $   29,153       13,536       19,757
       Income taxes                                                      $       --      137,880      239,899
Supplemental disclosures of noncash operating and investing
   activities:
       Issuance of stock options for services                            $   22,256       16,085           --
       Issuance of stock warrant                                                 --      308,760
       Capital lease obligations incurred for the purchase of
          property and equipment                                         $  133,944      115,864           --
       Note receivable and interest from employee for stock
          option exercise                                                $    8,753      137,265           --
                                                                         ==========   ==========   ==========


The accompanying notes are an integral part of these statements.

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

         (D)      PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost less accumulated depreciation. Depreciation on property and equipment are provided using the straight-line method over the estimated useful lives of the assets as follows:

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

         (F)      INCOME TAXES

                  Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

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

         (K)      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The carrying amounts of cash and cash equivalents, accounts receivable, income tax refund receivable, accounts payable, accrued expenses, income taxes payable, and obligations under capital leases approximate fair value because of the short maturity of these instruments. The Company also believes that the carrying values of its long-term debt approximates fair value because of the floating interest rate terms applicable to the Company's long-term financing arrangements.

         (L) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

                  The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

(3)      INVENTORIES

         Inventories consist of the following at December 31, 2000 and 1999:

                                                                                         2000                      1999
                                                                                     ------------               ----------
                                                                                      (unaudited)                (audited)
                  Raw materials and purchased parts                                  $    628,962                  688,863
                  Work in process                                                         402,310                  338,240
                  Finished goods                                                          424,333                  222,909
                                                                                     ------------               ----------
                                                                                        1,455,605                1,250,012
                  Less valuation allowances                                               (30,000)                      --
                                                                                     ------------               ----------

                                    Total inventories                                $  1,425,605                1,250,012
                                                                                     ============               ==========

(4)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2000 and 1999:

                                                                                         2000                      1999
                                                                                     ------------               ----------
                                                                                      (unaudited)                (audited)
                  Vehicles                                                           $     25,496                       --
                  Furniture and fixtures                                                   76,101                    3,344
                  Equipment                                                               359,395                  267,026
                  Computer software and equipment                                         174,662                   85,366
                                                                                     ------------               ----------
                                                                                          635,654                  355,736
                  Less accumulated depreciation and amortization                          320,289                  259,552
                                                                                     ------------               ----------

                                                                                      $    315,365                   96,184
                                                                                      ============               ==========

         Depreciation and amortization relating to property and equipment for the years ended December 31, 2000 and 1999 was approximately $60,737 and $28,009, respectively.

(5)      NOTE PAYABLE TO BANK

         The Company maintains a revolving credit facility with a commercial bank whereby it may borrow the lesser of $300,000 or 80% of eligible accounts receivable, as defined. The facility is secured by all assets of the Company and expires on March 31, 2001. Outstanding advances under the line accrue interest at the prime rate plus .75%. The Company has borrowed no monies under the revolving line of credit as of December 31, 2000 and 1999.

(6)      LONG-TERM DEBT

         The Company also maintained two equipment lines of credit during the years ended December 31, 2000 and 1999. Equipment line No. 1 was used to finance property and equipment purchases up to a maximum of $200,000. Advances accrue interest at the prime rate plus 1.25%. Interest accrued from the date of each advance and was payable monthly until June 1, 1999. On June 1, 1999, the balance outstanding under the line of $123,049 was converted to a term note, payable in 42 equal monthly installments of principal and accrued interest through 2002. The outstanding balance of the notes accrues interest at the rate of 10.75% as of December 31, 2000. The note is secured by all the assets of the Company.

         In connection with a March 2000 amendment to the credit facility, the bank extended the Company another equipment line credit ("Line No. 2"). Line No. 2 was used to finance the purchase of property and equipment up to a maximum of $100,000. Advances accrue interest at the prime rate plus 1.00%. Interest accrued from the date of each advance and was payable monthly until October 31, 2000. On October 31, 2000, the outstanding balance of advances of $41,900 was converted to a term note, payable in 35 equal monthly installments of principal plus accrued interest beginning on November 31, 2000 through 2002. The outstanding balance of the note accrues interest at the rate of 10.50% as of December 31, 2000. The note is secured by all the assets of the Company.

         Future minimum principal payments are as follows:

                  YEAR ENDING DECEMBER 31,                      AMOUNT
                  ------------------------                    ----------
                              2001                            $   55,382
                              2002                                66,156
                                                              ----------

                                                              $  121,538
                                                              ==========

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

(8)      INCOME TAXES

         The components of the income tax expense (benefit) for the years ended December 31, 2000 and 1999 are as follows:

                                                                                   2000                     1999
                                                                               -----------                --------
                                                                               (unaudited)                (audited)
                  Current Federal and state income taxes                        $  (22,245)                240,706
                  Deferred Federal and state income taxes                          (45,503)                 33,502
                                                                                ----------                --------

                           Total provision for income taxes                     $  (67,748)                274,208
                                                                                ==========                ========

         The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory Federal income tax rate for the years ended December 31, 2000 and 1999:

                                                                                            2000                      1999
                                                                                         -----------               ---------
                                                                                         (unaudited)               (audited)
                  Computed "expected" income taxes                                        $  (36,063)                351,462
                  Increase (decrease) in income taxes resulting from:
                     State income taxes, net of Federal income taxes                          (3,889)                 41,349
                     Research and development credits                                        (30,470)                (82,697)
                     Decrease in valuation allowance                                              --                 (63,906)
                     Nondeductible items                                                       2,676                  28,000
                                                                                          ----------                --------

                                                                                          $  (67,748)                274,208
                                                                                          ==========                ========

         Deferred income tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

                                                                                            2000                      1999
                                                                                         -----------               ---------
                                                                                         (unaudited)               (audited)
                  Deferred income tax assets - accrued expenses
                     and reserve accounts                                                 $   42,309                      --
                  Deferred income tax liabilities - differences in the
                     book and tax bases of depreciable fixed assets                          (18,614)                (21,460)
                                                                                          ----------                --------

                            Net deferred income tax assets                                $   23,695                 (21,460)
                                                                                          ==========                ========

         The net decrease in the valuation allowance for deferred income tax assets 2000 and 1999 was $-0- and $63,906, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

         The Company utilized $3,470 and $90,630 of available research and experimentation credits during the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, the Company has no research and experimentation credits available for carryforward to future taxable years.

(9)      STOCKHOLDERS' EQUITY

         (A)      WARRANTS

                  On December 31, 1995 and January 1, 1996, the Company issued to various long-term employees stock warrants to purchase a total of 620,000 shares of the Company's common stock at $.002 per share. The warrants vested over a two-year period and were fully vested and exercisable as of December 31, 1997. During the year ended December 31, 2000, the Company agreed to waive the exercise price and provide the holders with cash bonuses to cover their income tax liabilities. As a result, the Company recorded a compensation charge equal to the fair value of the common stock issued pursuant to the warrants price.

         (B)      STOCK SPLIT

                  On October 31, 2000, the Company effected a 10-for-1 stock split which became effective immediately. All common stock and stockholders' equity amounts have been retroactively adjusted to reflect the stock split.

         (C)      STOCK OPTIONS

                  The Company has an incentive stock option plan and outstanding nonqualified stock options for the benefit of directors, shareholders, officers, and employees. Options are granted at fair value at the time of grant as determined by the Company's board of directors.

                  The following summarizes stock option activity for the years ended December 31, 2000 and 1999:

                                                                                                                  WEIGHTED-
                                                                                                                   AVERAGE
                                                                                              NUMBER OF           EXERCISE
                                                                                                SHARES              PRICE
                                                                                              ----------          ---------
                  Outstanding at December 31, 1998                                              2,723,260          $  .420
                     Granted                                                                      145,500             .479
                     Exercised                                                                         --               --
                     Canceled or expired                                                         (26,000)             .308
                                                                                              ----------           -------

                  Outstanding at December 31, 1999                                             2,842,760              .424

                     Granted                                                                   1,077,500              .500
                     Exercised                                                                  (376,170)             .365
                     Canceled or expired                                                         (97,000)             .331
                                                                                              ----------           -------

                  Outstanding at December 31, 2000                                             3,447,090           $  .457
                                                                                              ==========           =======


                  At December 31, 2000 and 1999, the number of options exercisable was 2,031,420 and 1,709,760, respectively.

                  The following table summarizes information about stock options outstanding at December 31, 2000:

                                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                       -----------------------------------------------       ---------------------------
                                          NUMBER           WEIGHTED-                           NUMBER
                                       OUTSTANDING          AVERAGE          WEIGHTED-       OUTSTANDING       WEIGHTED-
                     RANGE OF               AT             REMAINING          AVERAGE            AT             AVERAGE
                     EXERCISE          DECEMBER 31,       CONTRACTUAL        EXERCISE        DECEMBER 31,      EXERCISE
                      PRICES               2000              LIFE              PRICE            2000             PRICE
                  -------------        ------------       -----------        ---------       ------------      ---------
                  $ 0.11 - 0.20              48,760           1.89             0.15               48,760          0.15
                    0.31 - 0.44           1,870,330           6.50             0.41            1,515,330          0.41
                    0.50 - 0.70           1,528,000           8.14             0.53              467,330          0.59
                  -------------          ----------          -----            -----           ----------         -----

                  $ 0.11 - 0.70           3,447,090           7.17             0.46            2,031,420          0.44
                  =============          ==========          =====            =====           ==========         =====

                  The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options issued with exercise prices at fair value in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below.

                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
                                                                             2000                 1999
                                                                         ------------           ---------
                                                                          (unaudited)           (audited)
                  Net (loss) income          As reported                 $   (38,321)           793,974
                                             Pro forma                      (187,426)           778,160

                  Pro forma net loss reflects only options granted during the years ended December 31, 2000 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma loss amounts presented above because compensation cost is reflected over the options' vesting periods ranging from three to four years and compensation cost for options granted prior to January 1, 1999 is not considered.

         (D)      NOTE RECEIVABLE FROM EMPLOYEE

                  Note receivable from employee for stock option resulted from the exercise of stock options for a full-recourse promissory note during the year ended December 31, 2000.

         (E)      STOCK OPTIONS FOR SERVICES

                  The Company has an arrangement whereby they are compensating a nonemployee for services provided to the Company. During the year ended December 31, 2000, the Company has issued a stock option for 20,000 shares under this agreement at an exercise price of $.50 per share. At the time of issuance, the Company recorded a compensation charge of $16,085 to reflect the fair value of the stock option granted using the Black-Scholes option pricing model. At December 31, 2000, all of these options remain outstanding.

(10)     COMMITMENTS AND CONTINGENCIES

         (A)      EMPLOYEE COMPENSATION AGREEMENT

                  The Company has a compensation agreement with an officer/employee of the Company. Under the agreement, the employee is entitled to a base salary and bonuses based on increases in revenues and operating profit and the success of raising capital during 2001.

                  The employee was granted stock options to purchase 360,000 shares of the Company's common stock at $.44 per share during 1998. Vesting for the 360,000 shares occurred over a two-year period. During December 2000, the employee was awarded options for 2000, 2001, and 2002, to purchase 350,000, 250,000, and
                  140,000 shares, respectively, of the Company's common stock at $.50 per share. The options have four-year vesting periods from the year for which the options were granted. All of the options will be fully vested on December 31, 2005.

         (B)      401(K) PLAN

                  The Company maintains a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Employees are eligible to participate the first of the month following their date of hire. The 401(k) Plan allows participants to contribute by salary reduction up to 20% of eligible compensation, subject to Internal Revenue Service limitations. The 401(k) Plan also provides for discretionary employer matching contributions.

                  The Company made $-0- and $40,000 in contributions to the Plan for the years ended December 31, 2000 and 1999, respectively.

         (C)      LEASES

                  The Company leases office and warehouse facilities as well as certain other equipment under noncancelable operating lease agreements which expire in 2005.

                  Rental expense under all lease agreements for the years ended December 31, 2000 and 1999 was approximately $43,000 and $59,340, respectively.

                  The Company has also entered into capital lease arrangements for equipment.

                  Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum lease payments under capital lease arrangements as of December 31, 2000 are as follows:

                         YEAR ENDING                                                          CAPITAL                OPERATING
                         DECEMBER 31,                                                          LEASES                  LEASES
                  ----------------------------                                               ----------             ----------
                            2001                                                             $  86,400                122,000
                            2002                                                                    --                121,000
                            2003                                                                    --                121,000
                            2004                                                                    --                121,000
                            2005                                                                    --                 80,000
                                                                                            ----------             ----------

                              Total future minimum lease payments                               86,400             $  565,000
                                                                                                                   ==========

                  Less amount representing interest (at a rate
                    of 12.0%)                                                                    5,094
                                                                                            ----------
                           Present value of future minimum
                             capital lease payments                                             81,306

                  Less current maturities of obligations
                    under capital leases                                                        81,306
                                                                                            ----------

                           Obligations under capital leases,
                             excluding current maturities                                    $      --
                                                                                            ==========

                  At December 31, 2000, the gross amount of property and equipment under capital leases and related accumulated amortization was $119,000 and $10,270, respectively.

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

(12)     MAJOR CUSTOMERS, SUPPLIERS, AND INTERNATIONAL SALES

         Sales derived from major customers (those customers representing more than 10% of total sales) as a percentage of total sales for the year ended December 31, 2000 were Customer A - 16%, Customer B - 15%, Customer C - 12%, and Customer D - 11%.

         The Company had international sales that represented approximately 30% of sales for the year ended December 31, 2000.

         The Company had purchases from two suppliers representing 52% and 21% of purchases for the years ended December 31, 2000 and 1999, respectively.