Form 10-K/A
period 2001-12-31
INTELLIGENT SYSTEMS CORP
filed 2002-04-02
CIK 320340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002, 4,495,530 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant was $10,483,674 (computed using the closing price of the Common Stock on March 15, 2002 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2002, are incorporated by reference in Part III hereof.

================================================================================

This Amendment No. 1 to the Form 10-K for the year ended December 31, 2001 is being filed to correct an error on the cover page of the Form 10-K in the calculation of the market value of shares held by non-affiliates of the Registrant. The figure in the Form 10-K filed on March 22, 2002 was $3,494,558 which was the number of shares held by non-affiliates rather than the market value. The correct figure reflecting the market value of the shares held by non-affiliates is $10,483,674.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTELLIGENT SYSTEMS CORPORATION
                                       Registrant

Date:  April 2, 2002                   By: /s/ J. Leland Strange
                                           -------------------------------------
                                               J. Leland Strange
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   CAPACITY                                         DATE



/s/ J. Leland Strange                       Chairman of the Board, President,                April 2, 2002
---------------------------------           Chief Executive Officer and Director
    J. Leland Strange                       (Principal Executive Officer)



/s/ Bonnie L. Herron                        Chief Financial Officer                          April 2, 2002
---------------------------------           (Principal Accounting and Financial Officer)
    Bonnie L. Herron



/s/ Donald A. McMahon                       Director                                         April 2, 2002
---------------------------------
    Donald A. McMahon



/s/ James V. Napier                         Director                                         April 2, 2002
---------------------------------
    James V. Napier


/s/ John B. Peatman                         Director                                         April 2, 2002
---------------------------------
    John B. Peatman



/s/ Parker H. Petit                         Director                                         April 2, 2002
---------------------------------
    Parker H. Petit