Form 10-Q
period 2002-03-31
INTELLIGENT SYSTEMS CORP
filed 2002-05-15
CIK 320340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 2002

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

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2002, 4,495,530 shares of Common Stock were outstanding.

THIS FORM 10-Q INCLUDES UN-REVIEWED FINANCIAL STATEMENTS IN LIEU OF REVIEWED FINANCIAL STATEMENTS BECAUSE THE REGISTRANT ELECTED NOT TO HAVE ARTHUR ANDERSEN LLP CONDUCT A REVIEW OF THE FINANCIAL STATEMENTS. REFER TO ITEM 1 AND NOTE 1 IN THIS FORM 10-Q.

================================================================================

ITEM 1. FINANCIAL STATEMENTS

        REFER TO NOTE 1 ON PAGE 5 REGARDING THE FACT THAT THE FINANCIAL STATEMENTS PRESENTED HAVE NOT BEEN REVIEWED BY AN INDEPENDENT AUDITOR.

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       (in thousands except share amounts)

                                                                                             MARCH 31,    DECEMBER 31,
                                                                                               2002           2001
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash                                                                                       $ 10,172       $ 12,026
  Accounts receivable, net                                                                      1,909          2,297
  Notes and interest receivable                                                                 1,467            424
  Inventories                                                                                     513            547
  Other current assets                                                                            286            353
-----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                       14,347         15,647
-----------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                           6,021          7,476
Property and equipment, at cost less accumulated depreciation                                   1,098            664
Intangibles, net                                                                                3,261          2,271
Other assets, net                                                                                  21             31
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $ 24,748       $ 26,089
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Notes payable                                                                              $  1,415       $     --
  Accounts payable                                                                              1,186          1,013
  Deferred revenue                                                                              1,292          1,536
  Deferred gain                                                                                   489          1,328
  Accrued expenses and other current liabilities                                                1,645          1,564
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                   6,027          5,441
------------------------------------------------------------------------------------------------------------------------
Deferred revenue, net of current portion                                                        3,182          2,596
Other long-term liabilities                                                                        68             80
------------------------------------------------------------------------------------------------------------------------
    Total long term liabilities                                                                 3,250          2,676
------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock of subsidiary                                                          171            114
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized, 4,495,530
      issued and outstanding at March 31, 2002 and December 31, 2001                               45             45
  Paid-in capital                                                                              18,438         18,438
  Accumulated other comprehensive loss                                                           (792)          (355)
  Accumulated deficit                                                                          (2,391)          (270)
------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                 15,300         17,858
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                   $ 24,748       $ 26,089
========================================================================================================================

The accompanying notes are an integral part of these consolidated balance sheets.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited, in thousands except share amounts)

THREE MONTHS ENDED MARCH 31,                                                                    2002             2001
----------------------------------------------------------------------------------------------------------------------------
Revenue
   Products                                                                                  $    1,352       $    1,262
   Services                                                                                         816              432
----------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                                                 2,168            1,694
----------------------------------------------------------------------------------------------------------------------------
Cost of sales
   Products                                                                                         649              614
   Services                                                                                         527               71
----------------------------------------------------------------------------------------------------------------------------
    Total cost of sales                                                                           1,176              685
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                        992            1,009
Expenses
    Marketing                                                                                       587              325
    General & administrative                                                                      1,236              664
    Research & development                                                                        2,786              254
----------------------------------------------------------------------------------------------------------------------------
Loss from operations                                                                             (3,617)            (234)
----------------------------------------------------------------------------------------------------------------------------
Other income, net
    Interest income (expense), net                                                                   24              437
    Investment income, net                                                                          797              845
    Equity losses of affiliate companies                                                            (66)            (306)
    Other income, net                                                                               751                7
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision and minority interest                                  (2,111)             749
----------------------------------------------------------------------------------------------------------------------------
Income tax provision                                                                                 11               --
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                            $   (2,122)      $      749
============================================================================================================================
Basic net income (loss) per share                                                            $    (0.47)      $     0.13
Diluted net income (loss) per share                                                          $    (0.47)      $     0.13
============================================================================================================================
Basic weighted average shares outstanding                                                     4,495,530        5,623,784
Diluted weighted average shares outstanding                                                   4,495,530        5,627,450
============================================================================================================================

The accompanying notes are an integral part of these statements.

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (unaudited, in thousands)

                                                                                           THREE MONTHS ENDED MARCH 31,
CASH PROVIDED BY (USED FOR):                                                                   2002           2001
-------------------------------------------------------------------------------------------------------------------------

OPERATIONS:
   Net income (loss)                                                                         $ (2,122)      $    749
   Adjustments to reconcile net income (loss) to net cash provided by
      (used for) operating activities, net of effects of acquisitions and dispositions:
         Depreciation and amortization                                                            220             53
         Investment income, net                                                                (1,047)          (845)
         Equity loss of affiliate companies                                                        66            306
         Changes in operating assets and liabilities, net of
         effects of acquisition
            Accounts receivable                                                                   388            (38)
            Inventories                                                                            34           (100)
            Other current assets                                                                  177             95
            Accounts payable                                                                      172            (12)
            Accrued expenses and other current liabilities                                       (304)          (108)
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) continuing operations                                              (2,416)           100
=========================================================================================================================

INVESTING ACTIVITIES:
   Proceeds from sales of investments                                                           1,666            904
   Acquisition of company, net of cash acquired                                                    39             --
   Acquisitions of long-term investments                                                           --           (725)
   Repayments under notes and interest receivable                                                  14             12
   Advances under notes and interest receivable                                                (1,057)          (689)
   Purchases of property and equipment, net                                                      (105)           (24)
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities                                                  557           (522)
=========================================================================================================================

FINANCING ACTIVITIES:
   Borrowings under short-term borrowing arrangements                                              --            210
   Foreign currency translation adjustment                                                          5             --
-------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                                               5            210
=========================================================================================================================
Net decrease in cash                                                                           (1,854)          (212)
Cash at beginning of period                                                                    12,026            594
Cash at end of period                                                                        $ 10,172       $    382
=========================================================================================================================

The accompanying notes are an integral part of these consolidated statements.

                        INTELLIGENT SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Financial Statements Not Reviewed - The financial statements have not been reviewed by the company's independent auditor because the company elected not to have Arthur Andersen LLP conduct a review of the financial statements. The financial statements will be reviewed in the second quarter of 2002 by the new independent auditor that will be selected in June 2002. No auditor has opined that the unaudited and unreviewed statements present fairly, in all material respects, the financial position, the results of operations or cash flows of the company for the periods reported in accordance with generally accepted accounting principles.

2. Throughout this report, the terms "we", "us", "ours", "ISC" and "company" refer to Intelligent Systems Corporation, including its subsidiaries.

3. The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and 2001. The interim results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements and notes thereto for the fiscal year ended December 31, 2001, as filed in our annual report on Form 10-K.

4. Comprehensive Income - In accordance with Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

             Consolidated Statements of Comprehensive Income (Loss)
                           (unaudited, in thousands)

                                                                Three Months Ended March 31,
         -----------------------------------------------------------------------------------------------
                                                                    2002            2001
         -----------------------------------------------------------------------------------------------
           Net income (loss)                                      $(2,122)         $  749
           Other comprehensive income (loss):
             Foreign currency translation adjustment                    5              --
             Unrealized gain (loss)                                  (439)            420
         -----------------------------------------------------------------------------------------------
           Comprehensive income (loss)                            $(2,556)         $1,169
         ===============================================================================================

5. Acquisition of Controlling Interest in Delos Payment Systems, Inc. ("Delos") - In 2001, we loaned $1.5 million to Delos Payment Systems, Inc. ("Delos"), an affiliate company accounted for under the equity method. We acquired our 27 percent interest in Delos as a result of the spin-off of Delos to the shareholders of PaySys prior to its sale in April 2001. The carrying value of the loan on our balance sheet at December 31, 2001 was $80,000 due to recording our pro rata share of Delos losses during 2001 under equity accounting. As a result of the loan default in January 2002, we acquired control of the Delos board of directors and began to consolidate the Delos operations in 2002. We are providing additional borrowings of $1.5 million to Delos under the loan. The loan eliminates in consolidation. As a result of consolidating Delos, we recorded intangible assets upon consolidation in the first quarter of 2002 in accordance with SFAS 141. Of the intangibles acquired, $642,000 was allocated to our pro rate share of acquired software which will be amortized over a five-year period and $289,000 was recorded as goodwill.

6. Sale of Interest in Risk Laboratories, LLC ("Risk") - On March 14, 2002, we sold our remaining interest in Risk, a former affiliate company, to American Home Assurance Company ("AHAC") for a total of $474,000 cash. We recorded a gain of $474,000 based on a cost basis of $0, which is included in investment income in the accompanying statement of operations for the three months ended March 31, 2002.

7. Sale of Interest in Atherogenics, Inc. ("Atherogenics") - During the quarter ended March 31, 2002, we sold on various dates and at various prices averaging $6.69 per share, 178,350 shares of common stock of Atherogenics [NASDAQ: AGIX], a company in which we were an early investor. We received a total of $1.2 million cash and recorded a gain of $573,000 on the sale transactions, which is included in investment income in the accompanying statement of operations for the three months ended March 31, 2002.

8. New Accounting Pronouncements - In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those years. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

9. Industry Segments - Our consolidated subsidiaries are involved in two industry segments: information technology products and services, and industrial products. Operations in information technology products and services include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the industrial product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the quarters ended March 31, 2002 and 2001.

         Quarter ended March 31,
--------------------------------------------------------------------------
           (in thousands)                     2002            2001
--------------------------------------------------------------------------
         Information Technology
           Revenue                           $ 1,024        $   445
           Operating Income (loss)            (3,241)            49
         Industrial Products
           Revenue                             1,144          1,249
           Operating Income (loss)               (19)           127
         Consolidated Segments
           Revenue                           $ 2,168        $ 1,694
           Operating Income (loss)            (3,260)           176

A reconciliation of consolidated segment data above to consolidated income
(loss) and assets follows:

----------------------------------------------------------------------------------
  Quarter ended March 31
    (in thousands)                                          2002          2001
----------------------------------------------------------------------------------
  Consolidated segments operating income (loss)           $(3,260)       $   176
  Corporate expenses                                         (357)          (410)
----------------------------------------------------------------------------------
  Consolidated operating loss                              (3,617)          (234)
  Interest income                                              24            437
  Investment income                                           797            845
  Equity of affiliates                                        (66)          (306)
  Other income                                                751              7
----------------------------------------------------------------------------------
  Income (loss) before taxes                               (2,111)           749
----------------------------------------------------------------------------------
  Income tax provision                                         11             --
----------------------------------------------------------------------------------
  Net income (loss)                                       $(2,122)       $   749
==================================================================================

                                                         March 31,          December 31,
                                                           2002                 2001
-------------------------------------------------------------------------------------------
  Identifiable Assets
  Information Technology                                  $ 5,406              $ 4,792
  Industrial Products                                       1,614                1,730
-------------------------------------------------------------------------------------------
  Consolidated segments identifiable assets                 7,020                6,522
  Corporate                                                17,728               19,567
--------------------------------------------------------------------------------------------
  Consolidated assets                                     $24,748              $26,089
============================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Intelligent Systems Corporation
        (ISC). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as "anticipate", "believe", "plan", "estimate", "expect", and "intend", and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, performance and financial condition of affiliate companies, and general economic conditions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements presented in this Form 10-Q.

Overview - Our consolidated subsidiaries during 2002 operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the aerospace industry) and Delos Payment Systems, Inc. (a development stage company developing software for the credit card processing market). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

Revenue in the first quarter of 2002 was $2,168,000, an increase of 28 percent compared to the same period in 2001. Our net loss from operations in the first quarter of 2002 was $3,617,000 compared to a net loss of $234,000 in the first quarter of 2001. In the current quarter, we recognized a total of $1,506,000 in other income that offset in part the loss from operations, resulting in a consolidated net loss for the quarter of $2,122,000 compared to net income of $749,000 in the first quarter of 2001.

The results of the first quarter of 2002 are not directly comparable to those of last year because we consolidate the results of operations of two companies, VISaer and Delos Payment Systems, in 2002 that were not consolidated in the first quarter of 2001. An explanation of the transactions by which we acquired a controlling interest in each of these companies is explained in more detail in Notes 2 and 20 of our consolidated financial statements for the fiscal year ended December 31, 2001 as filed in our annual report on Form 10-K for 2001. Both of the new subsidiaries are generating operating losses related to significant research and development expense to complete new software products. In the case of VISaer, the company is deriving software license fees and support revenue for its current software products but revenue from the new web-native product is being deferred until the software is delivered in 2003. In the case of Delos, the company expects to complete the first marketable version of its software in the third quarter of 2002 but does not expect to generate revenue until late 2002 or early 2003. As a result, operating losses are expected to continue through 2002.

Sales - Total revenue in the first quarter of 2002 was $2,168,000, an increase of 28 percent compared to revenue of $1,694,000 in the same period last year. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased 7 percent period-to-period whereas revenue from services billed by the Information Technology segment increased 89 percent period-to-period. The growth in both product and service revenue reflects the benefit of the 2001 acquisition of VISaer and its contribution to the revenue generated by our Information Technology segment. The Industrial Product segment revenue was down 8 percent compared to the first quarter last year, mainly reflecting lower volume of product sales to customers in Europe. At the end of March 2002, VISaer has accrued $3,182,000 in deferred revenue related to a contract with United Parcel Services (UPS) to license its new software product. UPS has advanced $3,500,000 cash to offset some of the development expenses but all revenue related to this contract is being deferred under the completed contracts accounting rules until the software is complete in 2003.

Cost of Sales - In the three months ended March 31, 2002, gross profit was 45.8 percent of revenue, compared to 59 percent in the same period last year. Cost of service sales (all of which relates to the Information Technology segment) increased in the first quarter of 2002 compared to last year mainly due to the inclusion of VISaer costs in 2002 but not in 2001. VISaer professional services have a higher labor component and cost than do services provided by QS Technologies and, in the first quarter of 2002, VISaer had some underutilization of professional service employees due to delays in planned contract implementations. Cost of product sales was unchanged at approximately 48 percent of revenue in the first quarters of both 2002 and 2001.

Operating Expenses - In the first quarter of 2002, operating expenses were higher than in the comparable period last year in large part due to the inclusion of expenses of the VISaer and Delos Payment Systems subsidiaries this year. Overall, expenses related to QS Technologies, ChemFree and corporate activities were essentially the same in the first period of 2002 and 2001. Marketing expenses were up 80 percent period-to-period, reflecting mainly higher expenses in the Information Technology segment due to the inclusion of VISaer expenses in 2002 as well as some minor increase at the QS Technologies subsidiary. Consolidated general and administrative expenses increased 87 percent in the first period of 2002 compared to the first period last year. This increase reflects the inclusion of expenses related to VISaer and Delos Payment Systems in 2002 but not in 2001. In addition, we had higher depreciation and amortization expense in 2002, reflecting amortization of intangible assets acquired in the VISaer and Delos transactions. Research and development expense in the first period of 2002 was $2,531,000 higher than for the first period last year. The significant increase is related to major new product development initiatives in the Information Technology segment. VISaer and Delos had combined R&D expenses of approximately $2.5 million in the first quarter of 2002 and we expect this level of expense to continue for most of 2002.

Interest Income - In the first quarter this year, we recorded $24,000 in interest income compared to interest income of $437,000 in the first quarter of 2001. The change compared to 2001 is mainly because we earned significant interest in the first quarter of last year on a short-term, high-interest $3.5 million note receivable of our PaySys affiliate, prior to the sale of PaySys in April 2001. In 2002, we are earning much lower interest income on our cash balances due to lower bank interest rates, we have a lower level and interest rate for notes receivable and Delos is accruing interest expense on a loan from a minority shareholder.

Investment Income - In the first quarter of 2002, we earned $797,000 net investment income compared to net investment income of $845,000 in the comparable period last year. This year, we recognized gains of $573,000 on the sale of 178,350 publicly traded shares of Atherogenics stock; $474,000 on the private sale of our remaining interest in a former affiliate company, Risk Labs; and a reserve of $250,000 to write down the carrying value of our minority interest in a privately held early stage software company. By comparison, in the first quarter of 2001, we recognized a gain of $893,000 on the private sale of part of our interest in Risk Labs, offset by a loss of $50,000 loss on a minority interest in a privately held start-up technology company.

Equity Losses of Affiliates - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. These companies are typically early stage companies that incur losses during their development and early revenue stages. We recorded $66,000 of net equity losses in the first quarter of 2001, compared to $306,000 in net equity losses in the same period last year. The difference between periods is mainly the result of fewer companies accounted for on the equity method this year compared to last year, mainly due to the change from equity method to consolidation accounting for VISaer this year.

Other Income - Other income/expense in the quarter ended March 31, 2002 includes $751,000 of deferred gain related to a VISaer product line sale in July 2000.

Taxes - In the first quarter of 2002, we recorded income tax expense of $11,000 representing a subsidiary's state tax liability. We had no income tax expense in the first quarter of 2001 because investment gains were offset by capital loss carryforwards.

Common Shares - The average number of basic shares outstanding in the first quarter of 2002 is 20 percent lower than in the first quarter of 2001 because we repurchased 1,132,000 shares of our common stock in the second half of 2001, including one million shares repurchased in the company's self-tender offer completed July 12, 2001.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended March 31, 2001, our principal sources of cash were $1.2 million from the sale of 178,350 shares of Atherogenics stock and $474,000 from the sale of our remaining Risk Labs interest. During the three month period, our principal uses of cash were a $1,500,000 secured loan to Delos to fund operating losses, loan advances of $850,000 to VISaer to fund operating losses and a $1,000,000 secured loan to a private software company in which we may acquire an equity interest in the future. The increase in notes receivable at March 31, 2002 compared to December 31, 2001 is related to this $1 million loan.

Notes payable increased to $1,415,000 at March 31, 2002 compared to zero at year-end December 31, 2001 as a result of consolidating Delos as of January 2002. The note reflects a loan to Delos from a minority shareholder of Delos and Intelligent Systems does not have any corporate liability for the Delos obligation. Long-term investments decreased $1,455,000 at March 31, 2002 compared to the prior year-end. Of the decrease, $1.1 million reflects the sale of Atherogenics stock and $250,000 reflects a reduction in the carrying value of our minority interest in a private software company. During the period, property, plant and equipment increased by $434,000 mainly due to consolidating Delos this quarter. Intangibles increased by $990,000 in the first quarter of 2002, principally as a result of intangible assets recorded in the consolidation accounting for Delos. Of the intangibles acquired, $642,000 was allocated to our pro rata share of acquired software which will be amortized over a five-year period and $289,000 was recorded as goodwill.

Subsequent to the period end, we entered into a secured, $3.0 million bridge loan with a private company which will be repaid in August 2002 and also increased the amount of our $1.0 million loan made in the first quarter to a private software company by $500,000. Since the terrorist attacks of

September 11, 2001, our Information Technology segment, in particular VISaer, has experienced delays in contract awards and implementations which, if they continue, may have a negative impact on results of operations and increase the segment's cash requirements, which we intend to fund or arrange funding for. However, we believe we have adequate cash reserves to meet any such needs. We do not have off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would affect our liquidity or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for 2001.

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

Valuation of Investments. We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management's estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results or lack of progress of the underlying investment could result in losses or an inability to recover the current carrying value of the investment. Our policy is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. In the March 31, 2002 quarter, we recorded an impairment charge of $250,000 related to one investment. Other such charges could have a material adverse impact on our financial condition or results of operations. We also hold minority interests in several publicly-traded companies whose shares experience price volatility and are thinly traded. The carrying value of these investments reflects the market value of the shares at the balance sheet date. Future values could increase or decrease and we may not be able to realize the current carrying value due to changes in the market price of the stock or limited liquidity of the stock.

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

In early January 2002, we acquired control of the Delos Payment Systems board of directors as result of a default under a secured loan and, consequently, we are consolidating the Delos operations and our 27 percent ownership of common stock of Delos in 2002. We provided additional borrowings of $1.5 million to Delos under the loan and are considering investing funds to increase our ownership to a significant majority position. It will incur operating losses that we are consolidating and it will require cash to operate in 2002. While we have no contractual requirement to provide additional funding, we are likely to use part of our available cash balances to support the Delos operations in the near-term. If Delos is unsuccessful or if we decide to suspend funding, we may not recover all of these funds.

Furthermore, Delos is subject to a number of risks that may impact negatively its future performance, including significant non-competition restrictions entered into at the time of the sale of PaySys in April 2001 that limit who Delos can sell its products to for varying time periods through 2006, risks associated with completing and testing the initial software application, lack of a proven business model and customers, a limited operating history, and unproven market acceptance of the Delos software features and architecture.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, REPORTS ON FORM 8-K

A.       There are no exhibits filed with this report.

B.       The Company filed a Report on Form 8-K dated May 10, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       INTELLIGENT SYSTEMS CORPORATION
                                       Registrant



Date: May 15, 2002                     By: /s/ J. LELAND STRANGE
                                          -------------------------------------
                                          J. Leland Strange
                                          Chief Executive Officer, President



Date: May 15, 2002                     By: /s/ BONNIE L. HERRON
                                          -------------------------------------
                                          Bonnie L. Herron
                                          Chief Financial Officer