Form 10-Q
period 2002-06-30
INTELLIGENT SYSTEMS CORP
filed 2002-08-14
CIK 320340

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED JUNE 30, 2002

Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

Georgia State or other jurisdiction of incorporation or organization)	58-1964787 (I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia (Address of principal executive offices)	30093 (Zip Code)

Registrant’s telephone number, including area code:  (770) 381-2900

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     As of June 30, 2002, 4,495,530 shares of Common Stock were outstanding.

Item 1.  Financial Statements

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash	$4,098	$12,026
Accounts receivable, net	2,068	2,297
Notes and interest receivable	3,446	424
Inventories	516	547
Other current assets	169	353

Total current assets	10,297	15,647

Long-term investments	7,307	7,476
Property and equipment, at cost less accumulated depreciation	1,005	664
Intangibles, net	3,240	2,271
Other assets, net	22	31

Total assets	$21,871	$26,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$133	$—
Accounts payable	1,486	1,013
Deferred revenue	1,721	1,536
Deferred gain	430	1,328
Accrued expenses and other current liabilities	1,530	1,564

Total current liabilities	5,300	5,441

Deferred revenue, net of current portion	3,292	2,596
Other long-term liabilities	56	80

Total long term liabilities	3,348	2,676

Redeemable preferred stock of subsidiary	228	114

Minority interest	1,373	—

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,495,530 issued and outstanding at June 30, 2002 and December 31, 2001	45	45
Paid-in capital	18,438	18,438
Accumulated other comprehensive gain (loss)	238	(355)
Accumulated deficit	(7,099)	(270)

Total stockholders’ equity	11,622	17,858

Total liabilities and stockholders’ equity	$21,871	$26,089

The accompanying notes are an integral part of these consolidated balance sheets.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue
Products	$1,335	$1,265	$2,687	$2,527
Services	878	254	1,694	686

Total revenue	2,213	1,519	4,381	3,213

Cost of sales
Products	664	661	1,313	1,275
Services	533	61	1,060	135

Total cost of sales	1,197	722	2,373	1,410

Gross profit	1,016	797	2,008	1,803
Expenses
Marketing	812	355	1,398	680
General & administrative	1,109	789	2,346	1,450
Research & development	2,607	241	5,393	495

Loss from operations	(3,512)	(588)	(7,129)	(822)

Other income, net
Interest income	53	287	77	724
Investment income (loss), net	(1,339)	18,798	(542)	19,643
Equity losses of affiliate companies	(60)	(183)	(126)	(489)
Other income, net	151	1	902	8

Income (loss) before income tax provision	(4,707)	18,315	(6,818)	19,064

Income tax provision	1	384	12	384

Net income (loss)	$(4,708)	$17,931	$(6,830)	$18,680

Basic net income (loss) per share	$(1.05)	$3.19	$(1.52)	$3.32
Diluted net income (loss) per share	$(1.05)	$3.19	$(1.52)	$3.32

Basic weighted average shares outstanding	4,495,530	5,620,845	4,495,530	5,622,315
Diluted weighted average shares outstanding	4,495,530	5,625,443	4,495,530	5,625,501

The accompanying notes are an integral part of these statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Six Months Ended June 30,

	2002	2001

CASH PROVIDED BY (USED FOR):
OPERATIONS:
Net income (loss)	$(6,830)	$18,680
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	476	112
Investment income, net	542	(19,643)
Equity loss of affiliate companies	126	489
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	229	(240)
Inventories	31	(111)
Other current assets	294	125
Accounts payable	472	1
Accrued expenses and other current liabilities	(186)	313

Cash used for continuing operations	(4,846)	(274)

INVESTING ACTIVITIES:
Proceeds from sales of investments	1,839	19,702
Acquisition of company, net of cash acquired	39	—
Acquisitions of long-term investments	(1,532)	(1,026)
Repayments under notes and interest receivable	168	4,344
Advances under notes and interest receivable	(3,401)	(1,639)
Purchases of property and equipment, net	(190)	(48)

Cash provided by (used for) investing activities	(3,077)	21,333

FINANCING ACTIVITIES:
Repayments under short-term borrowing arrangements	—	(2,394)
Borrowings under short-term borrowing arrangements	—	890
Purchase and retirement of stock	—	(25)
Foreign currency translation adjustment	(5)	—

Cash provided by financing activities	(5)	(1,529)

Net increase (decrease) in cash	(7,928)	19,530
Cash at beginning of period	12,026	594
Cash at end of period	$4,098	$20,124

The accompanying notes are an integral part of these consolidated statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The financial statements contained in the company’s Form 10-Q for the period ended March 31, 2002 were not reviewed by Arthur Andersen, the company’s prior auditor. The company’s current auditor, BDO Seidman, LLP has subsequently reviewed the company’s first quarter Form 10-Q and there are no changes to the report as originally submitted.

2.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

3.	The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2002. The interim results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements and notes thereto for the fiscal year ended December 31, 2001, as filed in our annual report on Form 10-K.

4.	Comprehensive Income — In accordance with Financial Accounting Standards Board issued Statement No. 130, “Reporting Comprehensive Income”, comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

            Consolidated Statements of Comprehensive Income (Loss)
            (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income (loss)	$(4,708)	$17,931	$(6,830)	$18,680
Other comprehensive income (loss):
Foreign currency translation adjustment	(10)	—	(6)	—
Unrealized gain (loss)	1,039	(115)	600	305

Comprehensive income (loss)	$(3,679)	$17,816	$(6,236)	$18,985

5.	Acquisition of Controlling Interest in CoreCard Software, Inc. (“CoreCard”), (formerly Delos Payment Systems, Inc.) — Delos Payment Systems Inc. changed its name to CoreCard Software, Inc. in May 2002. All references in this discussion refer to the entity by its current name, CoreCard. We acquired a 27 percent interest in CoreCard as a result of the spin-off of CoreCard (known as Delos Payment Systems at the time) to the shareholders of PaySys prior to its sale in April 2001. In 2001, we loaned $1.5 million to CoreCard. The carrying value of the loan on our balance sheet at December 31, 2001 was $80,000 due to recording our pro rata share of CoreCard losses during 2001 under equity accounting. As a result of a default on the loan in January 2002, we acquired the right to elect a majority of the CoreCard board of directors and therefore began to consolidate the CoreCard operations in 2002. As a result of consolidating CoreCard, we recorded intangible assets upon consolidation in the first quarter of 2002 in accordance with SFAS 141. Of the intangibles acquired, $642,000 was allocated to our pro rata share of acquired software which is being amortized over a five-year period and $289,000 was recorded as goodwill. In the second quarter of 2002, we converted $3,173,000 of principal and interest of loans to CoreCard into Series B Convertible Preferred Stock of CoreCard and another minority shareholder converted $1,373,000 into Series B as well. As a result, we now own 65% of the outstanding shares of CoreCard. We are providing additional borrowings, at our sole discretion, to CoreCard under a secured loan to fund ongoing operating losses. The loan eliminates in consolidation.

6.	Sale of Interest in Risk Laboratories, LLC (“Risk”) — On March 14, 2002, we sold our remaining interest in Risk, a former affiliate company, to American Home Assurance Company (“AHAC”) for a total of $474,000 cash. We recorded a gain of $474,000 based on a cost basis of $0, which is included in investment income in the accompanying statement of operations for the six months ended June 30. 2002.

7.	Sale of Interest in Atherogenics, Inc. (“Atherogenics”) — During the first quarter of 2002, we sold on various dates at an average price of $6.69 per share, 178,350 shares of common stock of Atherogenics [NASDAQ: AGIX], a company in which we were an early investor. During the quarter ended June 30, 2002, we sold 23,000 additional shares averaging $7.59 per share. We received a total of $173,000 and $1.36 million cash in the three and six month periods ended June 30, 2002 from the sales and recorded gains of $93,000 and $666,000 in the three and six month periods, respectively, on the sale transactions. These amounts are included in investment income in the accompanying statement of operations for 2002.

8.	Write-down of Daw Technologies, Inc. stock — During the second quarter of 2002, we wrote off $1,246,000 relating to our holdings of common stock of Daw Technologies, Inc. We had acquired restricted common stock of Daw in a prior period sale of a former subsidiary to Daw and had accumulated $1,184,000 of unrealized loss as of the end of June 2002 as a result of a decline in the market price of Daw stock. In the second quarter, we determined that the value of our Daw stock was permanently impaired due to Daw’s second quarter 2002 restatement of its financial results (including a going concern opinion), lack of liquidity and delisting from NASDAQ. Consequently, we wrote off the unrealized loss of $1,184,000 and reserved $62,000 against the remaining carrying value of the investment.

9.	Other Transactions — In the second quarter of 2002, we reserved $187,000 to reflect a reduction in the value of our remaining small interest in Novient, Inc., a privately held software company that has agreed to a merger at a price per share less than our current carrying value. We previously recognized a gain on the sale of part of our interest in Novient and have an overall gain on the investment. Also in the second quarter, MarketRing, a software firm in which we owned a small interest, was acquired by Matria, a publicly traded company, for restricted stock of Matria. The value of the shares of Matria stock we received in exchange for our MarketRing shares was $48,000 at the time of the transaction.

10.	New Accounting Pronouncements — In August 2001, FASB issued SFAS No. 144 “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those years. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

11.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: information technology products and services, and industrial products. Operations in information technology products and services include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the industrial product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments.

The table following contains segment information for the three and six month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2002	2001	2002	2001

Information Technology
Revenue	$941	$385	$1,965	$829
Operating income (loss)	(3,242)	(4)	(6,482)	45
Industrial Products
Revenue	1,272	1,134	2,416	2,384
Operating income (loss)	(140)	(56)	(159)	70

Consolidated Segments
Revenue	$2,213	$1,519	$4,381	$3,213
Operating income (loss)	(3,382)	(60)	(6,641)	115

A reconciliation of consolidated segment data above to consolidated income (loss) and assets follows:

(in thousands)	2002	2001	2002	2001

Consolidated segments operating income (loss)	$(3,382)	$(60)	$(6,641)	$115
Corporate expenses	(130)	(528)	(487)	(937)

Consolidated operating loss	(3,512)	(588)	(7,129)	(822)
Interest income	53	287	77	724
Investment income	(1,339)	18,798	(542)	19,643
Equity of affiliates	(60)	(183)	(126)	(489)
Other income	151	1	902	8

Income (loss) before taxes	(4,707)	18,315	(6,818)	19,064

Income tax provision	1	384	12	384

Net income (loss)	$(4,708)	$17,931	$(6,830)	$18,680

	June 30,	December 31,
	2002	2001

Identifiable Assets
Information Technology	$6,328	$4,792
Industrial Products	1,850	1,730

Consolidated segments identifiable assets	8,178	6,522
Corporate	13,693	19,567

Consolidated assets	$21,871	$26,089

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Intelligent Systems Corporation (ISC). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, delays in customer purchase decisions, competitive pressures, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, availability of funds, performance and financial condition of affiliate companies, and general economic conditions, as well as the additional risks described at the end of Management’s Discussion and Analysis. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements presented in this Form 10-Q.

Overview - Our consolidated subsidiaries during 2002 operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the aerospace industry) and CoreCard Software, Inc., (a development stage company developing software for the credit card processing market). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

Revenue in the three and six month periods of 2002 was $2,213,000 and $4,381,000, respectively, an increase of 46% and 36%, respectively, compared to the same periods in 2001. Our net loss from operations in the three and six months of 2002 was $3,512,000 and $7,129,000, respectively, compared to a net operating loss of $588,000 and $822,000 in the same periods of 2001. The operating results of the three and six month periods ended June 30, 2002 are not directly comparable to those of last year because we consolidate the results of operations of two companies, VISaer and CoreCard, in 2002 that were not consolidated in the comparable periods of 2001. An explanation of the transactions by which we acquired a controlling interest in each of these companies is explained in more detail in Notes 2 and 20 of our consolidated financial statements for the fiscal year ended December 31, 2001 as filed in our annual report on Form 10-K for 2001, and in Note 5 of this Form 10-Q. Both of the new subsidiaries are generating operating losses related to significant research and development expense to complete new software products. In the case of VISaer, the company is deriving software license fees and support revenue for its current software products but revenue from the new web-native product is being deferred until the software is delivered in 2003. Consequently, VISaer is generating operating losses in 2002. In the case of CoreCard, the company expects to complete the first marketable version of its software in the third quarter of 2002 but does not expect to generate revenue until late 2002 or early 2003. As a result, operating losses are expected to continue through 2002 and into 2003; however, we expect to reduce the cash burn rate at CoreCard during the fourth quarter of 2002.

Another major factor accounting for the difference in financial results for the three and six month periods of 2002 compared to the same periods last year is the fact that we sold our ownership in a former affiliate company, PaySys International, Inc. in April 2001. The sale transaction resulted in one-

time investment income of $17.8 million that was responsible for the record net income reported in the three and six month periods last year.

Sales - Total revenue in the second quarter of 2002 was $2,213,000, an increase of 46 percent compared to revenue of $1,519,000 in the same period last year. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased 6 percent period-to-period whereas revenue from services billed by the Information Technology segment increased from $254,000 to $878,000 (246 percent period-to-period). The growth in both product and service revenue reflects mainly the benefit of the 2001 acquisition of VISaer and its contribution to the revenue generated by our Information Technology segment. At the end of June 2002, VISaer has accrued $3,293,000 in deferred revenue related to a contract with a significant air carrier to license its new software product. The customer has advanced $4,500,000 cash in milestone payments which offset part of the development expenses but all revenue related to this contract is being deferred under the completed contracts accounting rules until the software is complete in 2003. The Industrial Product segment revenue was higher by 12 percent and one percent in the three and six month periods of 2002 compared to the same periods last year due to increased volume of domestic product sales that offset period-to-period declines in product sales to customers in Europe.

Cost of Sales - In both the three and six months ended June 30, 2002, gross profit was 46 percent of revenue, compared to 52 percent and 56 percent in the respective periods last year. Cost of service sales (all of which relates to the Information Technology segment) increased in the three and six months of 2002 compared to last year due to the inclusion of VISaer costs in 2002 but not in 2001. VISaer professional services have a higher labor component and cost than do services provided by QS Technologies and, in the first six months of 2002, VISaer had some underutilization of professional service employees due to delays in planned contract implementations. Cost of product sales was basically unchanged, ranging from 49 to 52 percent of revenue, in the three and six month periods of both 2002 and 2001. The slight variation relates to the mix of product revenue in each period.

Operating Expenses - In the three and six month periods of 2002, total operating expenses were significantly higher than in the comparable periods last year in large part due to the inclusion of expenses of the VISaer and CoreCard subsidiaries this year. Marketing expenses were up 129 percent and 106 percent in the three and six month periods of 2002, respectively, compared to 2001, reflecting mainly higher expenses in the Information Technology segment due to the inclusion of VISaer and CoreCard expenses in 2002 and a modest increase in personnel and promotion expense at QS Technologies. In addition, the ChemFree subsidiary added sales personnel and collateral to support a new initiative in target markets in California. Consolidated general and administrative expenses increased 41 percent and 62 percent in the three and six month periods of 2002 compared to the same periods last year. This increase reflects the inclusion of expenses related to VISaer and CoreCard in 2002 but not in 2001. In addition, we had higher depreciation and amortization expense in 2002, reflecting amortization of intangible assets acquired in the VISaer and CoreCard transactions, as well as increased legal expenses at ChemFree related to protection of intellectual property. Research and development expense in 2002 increased by $2,366,000 and $4,898,000 in the three and six month periods of 2002, respectively, compared to the same periods last year. The significant increases are related to major new product development initiatives in the Information Technology segment, mainly at VISaer and CoreCard. We expect this level of expense to continue for most of 2002 at VISaer with a reduction in expense at CoreCard in the second half of this year.

Interest Income - In the second quarter and year-to-date periods in 2002, we recorded $53,000 and $77,000 in interest income compared to interest income of $287,000 and $724,000 in the same periods in 2001. The change compared to 2001 is mainly because we earned significant interest through April 2001 on a short-term, high-interest $3.5 million note receivable of our PaySys affiliate, prior to the sale of PaySys in April 2001. In 2002, we are earning less interest income due to lower bank interest rates and cash balances, we have a lower level and interest rate for notes receivable and in 2002 we consolidated interest expense related to a loan from a minority shareholder of CoreCard (until it was converted to equity at the end of June 2002).

Investment Income - In the second quarter and year-to-date periods of 2002, we reported net investment losses of $1,339,000 and $542,000, respectively. This compares with investment income of $18,798,000 and $19,643,000 earned in the respective periods last year. In the second quarter this year, we wrote-off $1,246,000 related to our holdings in Daw Technologies, Inc. as explained in more detail in Note 8 to these financial statements. In addition, in the second quarter we reserved $187,000 to reflect a reduction in value in our shares of Novient, Inc., a privately held software company, based on the terms and valuations of a pending merger. In the first quarter this year, we recorded a reserve of $250,000 to write down the carrying value of our minority interest in a privately held early stage software company. Offset against these losses were gains of $93,000 and $666,000 in the three and six month periods, respectively, this year on sales of shares of Atherogenics stock and $474,000 on the sale of our remaining interest in a former affiliate company, Risk Labs, in the first quarter this year. By comparison, in the three and six month periods ended June 30, 2001, investment income included a second quarter gain of $17,770,000 on the PaySys sale transaction, and gains of $1,029,000 and $1,922,000 in the three and six month periods of 2001, respectively, on two sales of part of our interest in Risk Labs.

Equity Losses of Affiliates - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. Affiliate companies are those companies in which we own 20 to 50 percent or in which we exert significant influence. These companies are typically early stage companies that incur losses during their development and early revenue stages. We recorded $60,000 and $126,000 of net equity losses in the second quarter and year-to-date period of 2002, respectively, compared to $183,000 and $489,000 in net equity losses in the same periods last year. The difference between periods is mainly due to the change from equity method to consolidation accounting for VISaer this year.

Other Income - Other income/expense in the year-to-date period ended June 30, 2002 includes $811,000 of deferred gain related to a VISaer product line sale in July 2000.

Taxes - In the first and second quarter of 2002, we recorded income tax expense of $11,000 and $1,000, respectively, representing a subsidiary’s state tax liability. In the three and six month periods ended June 30, 2001, we recorded an income tax liability for alternative minimum tax of $384,000 related to the gain on the PaySys sale.

Common Shares - The average number of basic shares outstanding in 2002 is 20 percent lower than in the same periods of 2001 because we repurchased shares of our common stock in the second half of 2001, including one million shares repurchased in the company’s self-tender offer completed July 12, 2001. No shares have been repurchased in 2002 to date.

Liquidity and Capital Resources

During the first six months of 2002, cash decreased by almost $8 million. Our principal sources of cash were $1.36 million from the sale of shares of Atherogenics stock and $474,000 from the sale of our remaining Risk Labs interest. During the six month period, our principal uses of cash in addition to normal recurring corporate expenses were $2,280,000 to fund CoreCard product development, loan advances of $2,560,000 to VISaer mainly to fund intensive product development activities, a short-term $3,000,000 secured bridge loan to a private company (which we expect to be repaid in August 2002), a $1,250,000 investment and $250,000 secured loan to Horizon Software, a privately held software company, and a $243,000 follow-on investment in Medizeus, Inc., a health care software company.

The increase in notes receivable since December 31, 2001 is related to the $3 million short-term bridge loan described above. Accounts payable increased by $473,000 since December 31, 2001 mainly due to increased purchases in the second quarter to build ChemFree inventory to support increased product sales, evaluations and leases coupled with longer payment cycles. Notes payable increased to $133,000 at June 30, 2002 compared to zero at year-end December 31, 2001 as a result of consolidating a loan to CoreCard from a minority shareholder of CoreCard for which Intelligent Systems does not have any corporate liability. During the period, property, plant and equipment increased by $341,000 mainly due to consolidating CoreCard’s assets. Intangibles increased by $969,000 in the first half of 2002, principally as a result of intangible assets recorded in the consolidation accounting for CoreCard. Of the intangibles acquired, $642,000 was allocated to our pro rata share of acquired software which is being amortized over a five-year period and $289,000 was recorded as goodwill. Deferred gain is lower at June 30, 2002 compared to December 31, 2001 because we recognized the difference as other income during 2002. Finally, unrealized loss of $359,000 at December 31, 2001 changed to an unrealized gain of $254,000 at June 30, 2002 due to recognizing $1,184,000 of unrealized loss related to Daw Technology stock in the second quarter and recognizing unrealized gains on sales of Atherogenics shares in the first six months of 2002.

Since September 2001, our Information Technology segment, in particular VISaer, has experienced delays in contract awards and implementations which have had a negative impact on results of operations and increased VISaer’s cash requirements. VISaer has built a substantial prospect pipeline and has recently been awarded new contracts which we believe provide a strong endorsement of VISaer’s new product offering. Contracts typically have a cash deposit and milestone payments but VISaer is expected to need additional cash in the short term to finish the new software for installation under the contracts. CoreCard has ongoing cash requirements as well. We believe we have adequate cash to meet such needs in the foreseeable term. However, we are reducing the burn rate that we will fund at CoreCard and are also exploring alternative sources of funds to meet the long-term strategic and financial needs of both these entities. As noted earlier, we expect the $3 million short-term loan to be repaid on or before its maturity date in August 2002.

In connection with the investment and loan to Horizon Software explained above, we may invest up to an additional $1 million in the company based on achievement of certain milestones during 2002. We do not have other off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would affect our liquidity or results of operations.

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

Revenue Recognition. Our product revenue consists of fees from software licenses and sales or leases of industrial products. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products. A portion of our revenue is derived from software contracts that contain significant production, modification and/or customization requirements and license fees for such contracts are recognized using contract accounting. In these cases, we recognize revenue on a percentage of completion basis that involves estimating our progress on the contract based on input measures. We recognize revenue and the related costs in the same proportion that the amount of labor hours incurred to date bears to the total estimated hours required for contract completion. If reliable estimates cannot be determined or if there is an acceptance clause in the contract, all revenue is deferred until the customer has accepted the software and any refund rights have expired. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues or to incur additional cost which would impact our margins and reported results.

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

Valuation of Investments. We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results or lack of progress of the underlying investment could result in losses or an inability to recover the current carrying value of the investment. Our policy is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. In the March 31, 2002 quarter, we recorded an impairment charge of $250,000 related to one investment. In the quarter ended June 30, 2002, we recorded a loss of $1,246,000 for what we believe to be a permanent impairment in the value of our holdings in publicly traded Daw Technologies, Inc. and a write-down of $187,000 due to the pending merger of Novient, a privately held software company, with another company that would yield proceeds to us that are less than our carrying value. Other such charges in future periods could have a material adverse impact on our financial condition or results of operations. We also hold minority interests in several publicly-traded companies whose shares experience price volatility and are thinly traded. The carrying value of these investments reflects the market value of the shares at the balance sheet date. Future values could increase or decrease and we may not be able to realize the current carrying value due to changes in the market price of the stock or limited liquidity of the stock.

Factors That May Affect Future Operations

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our results or projected cash requirements. In addition, the value of our investments are impacted by a number of factors beyond our control. Among the factors that may affect our consolidated results of operations are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance of our products, availability of technical personnel, changes in customer requirements, delays in customer orders and payments, changes in financial markets, performance and financial condition of affiliate or investee companies, and general economic conditions.

As explained in Note 5 to these financial statements, in early January 2002, we acquired the right to elect a majority of CoreCard’s board of directors as a result of a default under a secured loan. We have provided additional advances under the loan and in June 2002 converted $3.4 million of principal and interest owed to us into Series B Preferred stock of CoreCard, along with another shareholder lender. As a result, our ownership increased to approximately 65 percent. CoreCard will incur operating losses that we are consolidating and it will require cash to operate in 2002 and into 2003. While we have no contractual requirement to provide additional funding, we are using part of our available cash balances to support the CoreCard operations in the near-term. If CoreCard is unsuccessful or if we decide to suspend funding, we may not recover all of these funds.

Furthermore, CoreCard is subject to a number of risks that may impact negatively its future performance, including significant non-competition restrictions entered into at the time of the sale of PaySys in April 2001 that limit who CoreCard can sell its products to for varying time periods through 2006, risks associated with completing and testing the initial software application, lack of a proven business model and installed base of customers, a limited operating history, and unproven market acceptance of the software features and architecture.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not have any material market risk because we have no long-term borrowings.

Part II.  OTHER INFORMATION

Item 4.  Results of Vote of Security Holders

At the Annual Meeting of Shareholders held on May 23, 2002, the shareholders re-elected Donald McMahon and Parker H. Petit as directors of the company to serve until the 2005 annual meeting. Mr. McMahon was elected with a vote of 3,941,891 votes FOR and 7,839 votes AGAINST while Mr. Petit was elected with a vote of 3,871,891 votes FOR and 77,839 votes AGAINST. Other directors whose terms of office extend after the meeting are J. Leland Strange, John Peatman and James Napier.

Item 6.  Exhibits, Reports on Form 8-K

A.	The following exhibits are filed with this report:

99.1 Statement of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Statement of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

B.	The Company filed a Report on Form 8-K dated May 10, 2002 to disclose the dismissal of Arthur Andersen as its certifying accountant and filed a Report on Form 8-K dated July 3, 2002 to disclose the engagement of BDO Seidman, LLP as its certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 14, 2002	By:	/s/ J. LELAND STRANGE J. Leland Strange Chief Executive Officer, President

Date: August 14, 2002	By:	/s/ BONNIE L. HERRON Bonnie L. Herron Chief Financial Officer

Exhibit List

99.1	Statement of the Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Statement of the Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.