Form 10-Q
period 2002-09-30
INTELLIGENT SYSTEMS CORP
filed 2002-11-14
CIK 320340

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]  No  [   ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  [   ]  No  [X]

As of September 30, 2002, 4,495,530 shares of Common Stock were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands except share amounts)

	September 30, 2002	December 31, 2001

ASSETS	(unaudited)	(audited)
Current assets:
Cash	$5,246	$12,026
Accounts receivable, net	2,097	2,297
Notes and interest receivable	532	424
Inventories	626	547
Other current assets	573	353

Total current assets	9,074	15,647

Long-term investments	5,970	7,476
Property and equipment, at cost less accumulated depreciation	889	664
Intangibles, net	3,171	2,271
Other assets, net	22	31

Total assets	$19,126	$26,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$133	$—
Accounts payable	1,229	1,013
Deferred revenue	1,797	1,536
Deferred gain	297	1,328
Accrued expenses and other current liabilities	1,885	1,564

Total current liabilities	5,341	5,441

Deferred revenue, net of current portion	3,535	2,596
Other long-term liabilities	40	80

Total long term liabilities	3,575	2,676

Redeemable preferred stock of subsidiary	266	114

Minority interest	1,373	—

Stockholders’ equity:
Common stock, $.01 par value, 20,000,000 shares authorized, 4,495,530 issued and outstanding at Sept. 30, 2002 and Dec. 31, 2001	45	45
Paid-in capital	18,438	18,438
Accumulated other comprehensive loss	(116)	(355)
Accumulated deficit	(9,796)	(270)

Total stockholders’ equity	8,571	17,858

Total liabilities and stockholders’ equity	$19,126	$26,089

The accompanying notes are an integral part of these consolidated balance sheets.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue
Products	$1,849	$1,035	$4,535	$3,562
Services	1,124	1,222	2,819	1,907

Total revenue	2,973	2,257	7,354	5,469

Cost of sales
Products	889	617	2,202	1,892
Services	760	670	1,820	805

Total cost of sales	1,649	1,287	4,022	2,697

Gross profit	1,324	970	3,332	2,772
Expenses
Marketing	725	621	2,123	1,301
General & administrative	1,199	7,151	3,545	8,600
Research & development	2,285	1,548	7,677	2,043

Loss from operations	(2,885)	(8,350)	(10,013)	(9,172)

Other income, net
Interest income	30	167	107	891
Investment income (loss), net	(360)	305	(902)	19,948
Equity gain (loss) of affiliate companies	23	(69)	(103)	(558)
Other income, net	133	278	1,035	286

Income (loss) before tax provision	(3,059)	(7,669)	(9,876)	11,395

Income tax provision (benefit)	(362)	3	(350)	387

Net income (loss)	$(2,697)	$(7,672)	$(9,526)	$11,008

Basic net income (loss) per share	$(0.60)	$(1.63)	$(2.12)	$2.07
Diluted net income (loss) per share	$(0.60)	$(1.63)	$(2.12)	$2.07

Basic weighted average shares outstanding	4,495,530	4,693,491	4,495,530	5,312,707
Diluted weighted average shares outstanding	4,495,530	4,693,491	4,495,530	5,315,934

The accompanying notes are an integral part of these consolidated statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Nine Months Ended September 30,

CASH PROVIDED BY (USED FOR):	2002	2001

OPERATIONS:
Net income (loss)	$(9,526)	$11,008
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	740	6,677
Investment income (loss), net	902	(19,948)
Equity loss of affiliate companies	103	558
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	200	107
Inventories	(79)	(221)
Other assets	(90)	(62)
Accounts payable	215	(142)
Accrued expenses and other liabilities	347	2,018

Cash provided by (used for) continuing operations	(7,188)	(5)

INVESTING ACTIVITIES:
Proceeds from sales of investments	2,488	20,545
Acquisition of company, net of cash acquired	39	81
Acquisitions of long-term investments	(1,532)	(1,306)
Repayments under notes and interest receivable	3,037	5,044
Advances under notes and interest receivable	(3,355)	(3,466)
Purchases of property and equipment, net	(259)	(172)

Cash provided by investing activities	418	20,726

FINANCING ACTIVITIES:
Repayments under short-term borrowing arrangements	—	(1,504)
Purchase and retirement of stock	—	(5,789)
Foreign currency translation adjustment	(10)	(10)

Cash used for financing activities	(10)	(7,303)

Net increase (decrease) in cash	(6,780)	13,418
Cash at beginning of period	12,026	594
Cash at end of period	$5,246	$14,012

The accompanying notes are an integral part of these consolidated statements.

Notes to Consolidated Financial Statements

1.	Throughout this report, the terms “we”, “us”, “ours”, and “ISC” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2002. The interim results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our combined financial statements and notes thereto for the fiscal year ended December 31, 2001, as filed in our annual report on Form 10-K.

3.	Comprehensive Income - In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$(2,697)	$(7,672)	$(9,526)	$11,008
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(10)	(10)	—
Unrealized gain (loss)	(350)	(763)	249	(459)

Comprehensive income (loss)	$(3,051)	$(8,445)	$(9,287)	$10,549

4.	Acquisition of Controlling Interest in CoreCard Software, Inc. (“CoreCard”), (formerly Delos Payment Systems, Inc.) - Delos Payment Systems Inc. changed its name to CoreCard Software, Inc. in May 2002. All references in this discussion refer to the entity by its current name, CoreCard. We acquired a 27 percent interest in CoreCard as a result of the spin-off of CoreCard to the shareholders of PaySys prior to its sale in April 2001. In 2001, we loaned $1,500,000 to CoreCard. The carrying value of the loan on our balance sheets at December 31, 2001 was $80,000 due to recording our pro rata share of CoreCard losses during 2001 under the equity method of accounting. As a result of a default on the loan in January 2002, we acquired the right to elect a majority of the CoreCard board of directors and therefore we consolidate the CoreCard operations as of January 2002. As a result of consolidating CoreCard, we recorded intangible assets upon consolidation in the first quarter of 2002 in accordance with SFAS 141. Of the intangibles acquired, $642,000 was allocated to our pro rata share of acquired software which is being amortized over a five-year period, and $289,000 was recorded as goodwill. In the second quarter of 2002, we converted $3,173,000 of principal and interest of loans to CoreCard into Series B Convertible Preferred Stock of CoreCard, and another minority shareholder converted $1,373,000 into CoreCard’s Series B Preferred Stock as well. As a result, we now own 65% of the outstanding shares of CoreCard. We are providing additional borrowings, at our sole discretion, to CoreCard under a secured loan to fund ongoing operating losses. The loan eliminates in consolidation.

5.	Sale of Interest in Risk Laboratories, LLC (“Risk”) - On March 14, 2002, we sold our remaining interest in Risk, a former affiliate company, to American Home Assurance Company (“AHAC”) for a total of $474,000 cash. We recorded a gain of $474,000 based on a cost basis of $0, which is included in investment income in the accompanying statement of operations for the nine months ended September 30, 2002.

6.	Sale of Interest in Atherogenics, Inc. (“Atherogenics”) - On various dates during the three and nine months ended September 30, 2002, we sold 91,000 and 292,000 shares, respectively, of common stock of Atherogenics [NASDAQ: AGIX], a company in which we were an early minority investor. The average price per share for shares sold during the third quarter was $7.24. We received a total of $649,000 and $2,013,000 in cash in the three and nine month periods ended September 30, 2002 from the sales and recorded gains of $334,000 and $1,000,000 in the three and nine month periods, respectively, on the sale transactions. These amounts are included in investment income in the accompanying statements of operations for the nine months ended September 30, 2002.

7.	Write-down of Daw Technologies, Inc. Stock - During the second quarter of 2002, we wrote off $1,246,000 relating to our holdings of common stock of Daw Technologies, Inc. We had acquired restricted common stock of Daw in a prior period sale of a former subsidiary to Daw and had accumulated $1,184,000 of unrealized loss as of the end of June 2002 as a result of a decline in the market price of Daw stock. In the second quarter, we determined that the value of our Daw stock was permanently impaired due to Daw’s second quarter 2002 restatement of its financial results (including a going concern opinion), lack of liquidity and delisting from NASDAQ. Consequently, we wrote off the unrealized loss of $1,184,000 and reserved $62,000 against the remaining carrying value of the investment.

8.	Write-down of Lumenor, Inc. Investment - During the first quarter of 2002, we wrote down the carrying value of our minority investment in Lumenor, Inc., an early stage software company, by $250,000 based on the terms and valuation of a pending funding round by other investors. In the third quarter of 2002, we wrote off the remaining $250,000 investment value because the funding round failed to close and we do not expect to recover our investment.

9.	Write-down of Nutec Sciences, Inc. Investment - In the third quarter of 2002, we recorded a charge of $444,000 to write-down to net realizable value the value of our minority interest in Nutec Sciences based on a pending sale of our holdings following Nutec’s failure to raise new capital. The sale closed in October 2002.

10.	Other Transactions - In the second quarter of 2002, we reserved $187,000 to reflect a reduction in the value of our remaining small interest in Novient, Inc., a privately held software company that agreed to a merger at a price per share less than our current carrying value. We previously recognized a gain on the sale of part of our interest in Novient and have an overall gain on the investment. Also in the second quarter, MarketRing, Inc., a software firm in which we owned a small interest, was acquired by Matria Healthcare, Inc., a publicly traded company, for restricted stock of Matria. The value of the shares of Matria stock we received in exchange for our MarketRing shares was $48,000 at the time of the transaction.

11.	New Accounting Pronouncements - In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those years. The adoption of SFAS No. 144 did not have a significant impact on our financial statements.

12.	Industry Segments - Our consolidated subsidiaries are involved in two industry segments: information technology products and services, and industrial products. Operations in information technology products and services include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the industrial product segment include the manufacture and sale of bio-remediating parts washers by ChemFree Corporation, our subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments.

The table following contains unaudited segment information for the three and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

(unaudited, in thousands)	2002	2001	2002	2001

Information Technology
Revenue	$1,372	$1,325	$3,337	$2,155
Operating loss	(2,683)	(3,951)	(9,165)	(3,907)
Industrial Products
Revenue	1,601	932	4,017	3,314
Operating income (loss)	44	(96)	(115)	(26)

Consolidated Segments
Revenue	2,973	2,257	7,354	5,469
Operating loss	(2,639)	(4,047)	(9,280)	(3,933)

A reconciliation of consolidated segment data above to consolidated income (loss) and assets follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(unaudited, in thousands)	2002	2001	2002	2001

Consolidated segments
operating loss	$(2,639)	$(4,047)	$(9,280)	$(3,933)
Corporate expenses	(246)	(4,303)	(733)	(5,239)

Consolidated operating loss	(2,885)	(8,350)	(10,013)	(9,172)
Interest income	30	167	107	891
Investment income (loss)	(360)	305	(902)	19,948
Equity of affiliates	23	(69)	(103)	(558)
Other income	133	278	1,035	286

Income (loss) before taxes	(3,059)	(7,669)	(9,876)	11,395

Income tax provision (benefit)	(362)	3	(350)	387

Net income (loss)	$(2,697)	$(7,672)	$(9,526)	$11,008

(unaudited, in thousands)	September 30, 2002	December 31, 2001

Identifiable Assets
Information Technology	$5,452	$4,792
Industrial Products	1,850	1,730

Consolidated segments identifiable assets	7,302	6,522
Corporate assets	11,824	19,567

Consolidated assets	$19,126	$26,089

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as“anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, delays in customer purchase decisions, competitive pressures, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, availability of funds, performance and financial condition of affiliate companies, and general economic conditions, as well as the additional risks described at the end of Management’s Discussion and Analysis. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto presented in this Form 10-Q.

Overview - Our consolidated subsidiaries during 2002 operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the aerospace industry) and CoreCard Software, Inc. (a development stage company developing software for the credit card processing market). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

Revenue in the three and nine month periods ended September 30, 2002 was $2,973,000 and $7,354,000, respectively, an increase of 32 percent and 34 percent, respectively, compared to the same periods in 2001. Our net loss from operations in the three and nine months ended September 30, 2002 was $2,885,000 and $10,013,000, respectively, compared to a net operating loss of $8,350,000 and $9,172,000 in the same periods of 2001. The operating results of the three and nine month periods ended September 30, 2002 are not directly comparable to those of last year for several reasons:

•	We consolidate the results of operations of CoreCard since January 1, 2002, and thus the 2001 periods do not reflect this consolidation. Further our results for the three and nine month periods ended September 30, 2002 include the operations of VISaer on a consolidated basis, which consolidation was not completed until the third quarter of 2001. An explanation of the transactions by which we acquired a controlling interest in each of these companies is provided in more detail in Notes 2 and 20 to our consolidated financial statements for the fiscal year ended December 31, 2001 as included in our annual report on Form 10-K for 2001, and in Note 4 of this Form 10-Q. Both of the new subsidiaries are generating operating losses related to significant research and development expense needed to complete new software products. In the case of VISaer, the company is deriving software license fees and support revenue for its current software products but revenue from the new web-native product is being deferred until the software is delivered and accepted, which is expected to be in late 2003 or 2004. Consequently, VISaer will generate operating losses in 2002 and at least part of 2003. In the case of CoreCard, the company installed the first version of its software at a customer site in the third quarter of 2002 but does not expect to generate revenue until late 2002 or early 2003.

As a result, operating losses are expected to continue through 2002 and into 2003. At both VISaer and CoreCard, we expect the amount of cash to be used in operations to be lower during the fourth quarter of 2002 and 2003.

•	A second major factor accounting for the difference in financial results for the three and nine month periods ended September 30, 2002 as compared to the same periods last year is the fact that we sold our ownership in a former affiliate company, PaySys International, Inc. in April 2001. The sale transaction resulted in one-time investment income of $17,770,000 that was responsible for the record net income reported in the three and nine month periods last year.

•	A third factor that impacts the comparability of the 2001 and 2002 periods reported in this Form 10-Q relates to non-recurring charges totaling $6,428,000 in the third quarter of last year related to the acquisition of a controlling interest in VISaer.

Sales- Total revenue in the third quarter of 2002 was $2,973,000, an increase of 32 percent compared to revenue of $2,257,000 in the same period last year.

•	Product revenue, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased 79 percent in the quarter ended September 30, 2002 compared to the year earlier period. For the nine month period ended September 30, 2002, product revenue increased by 27 percent compared to 2001. The growth in product revenue during the third quarter and year-to-date periods reflects increased volume of product sales by the ChemFree subsidiary in both the domestic and international markets as well as more software license sales at the QS Technologies subsidiary. Not included in these revenue figures is $3,535,000 in long-term deferred revenue that has been accrued by our VISaer subsidiary related to a contract with a significant air carrier to license its new software product. The customer has advanced $5,000,000 cash in milestone payments which offset part of the development expenses but all revenue related to this contract is being deferred under the completed contracts accounting rules until the software is accepted, which is expected to be in late 2003 or 2004.

•	Service revenue, all of which is related to the Information Technology segment, declined by eight percent in the third quarter of 2002 but increased 48 percent in the nine month period compared to the respective periods last year. The period-to-period decline in service revenue in the third quarter of 2002 reflects the fact that VISaer has fewer software installations in 2002 that require professional services due to the pending completion of its new software product. The increase in service revenue in the nine month period this year compared to last year reflects mainly the fact that VISaer’s revenue is included for the full nine months this year but was only included for the third quarter of 2001.

Cost of Sales- In both the three and nine months ended September 30, 2002, cost of sales was approximately 55 percent of revenue, compared to 57 percent and 49 percent in the respective periods last year. Cost of product sales was basically unchanged at 48 percent of revenue in the three and nine month periods ended September 30, 2002 but substantially lower as a percent of product revenue than in the comparable periods in 2001. This improvement reflects better utilization of fixed production overhead costs across a higher production volume. Cost of service sales as a percentage of sales (all of which relates to the Information Technology segment) increased in the three and nine months ended September 30, 2002 compared to last year due to the inclusion of VISaer costs in 2002. VISaer professional services have a higher labor cost than similar services provided by QS Technologies and, in the first nine months of 2002, VISaer experienced some underutilization of professional service employees due to fewer software implementations, pending the release of VISaer’s new product.

Operating Expenses - In the three month period ended September 30, 2002, total operating expenses were $4,209,000 compared to $9,320,000 in the comparable period last year. For the nine month period ended September 30, 2002, total expenses were $13,345,000 compared to $11,944,000 in the same period of 2001. Three major factors account for much of the difference in total expenses between periods:

•	non-recurring charges totaling $6.4 million related to the acquisition of VISaer in the third quarter last year;

•	consolidation of the expenses of CoreCard in 2002 but not in 2001; and

•	inclusion of expenses of the VISaer subsidiary for the full nine months in 2002 but only for three months of the same period in 2001

Marketing expenses were up 17 percent and 63 percent in the three and nine month periods ended September 30, 2002, respectively, compared to 2001, reflecting mainly the inclusion of VISaer and CoreCard expenses in 2002 for the full periods in 2002 and an increase in personnel and promotion expense at QS Technologies. In addition, the ChemFree subsidiary added personnel to support a new sales initiative in California which caused an increase in its marketing expenses in the third quarter of 2002 compared to the prior year period. Consolidated general and administrative expenses were $1,199,000 and $3,545,000 in the three and nine month periods ended September 30, 2002, a decline compared to the respective periods last year. This difference reflects the net effect of a non-recurring charge in the third quarter of 2001 of $6,003,000 for impairment of goodwill associated with VISaer, offset by the inclusion of expenses at VISaer and CoreCard for the full periods in 2002, higher depreciation and amortization expense in 2002 (reflecting amortization of intangible assets acquired in the VISaer and CoreCard transactions) and increased legal expenses at ChemFree in 2002 related to a long-standing lawsuit to protect its intellectual property. Research and development expense increased by $737,000 and $5,634,000 in the three and nine month periods ended September 30, 2002, respectively, compared to the same periods last year. The significant increases in both periods in 2002 are related to the inclusion of R&D expenses of VISaer and CoreCard, mainly for new software development initiatives. We expect this level of expense to continue for most of 2003 at VISaer with a reduction in expense at CoreCard by the end of 2002. In the three and nine month periods ended September 30, 2001, R&D expense includes a non-recurring charge of $425,000 for purchased research and development projects of VISaer that had not reached technological feasibility and that did not have an alternative future use.

Interest Income - In the three and nine months periods ended September 30, 2002, we recorded $30,000 and $107,000 in interest income compared to interest income of $167,000 and $891,000 in the same periods in 2001. The change compared to 2001 is mainly because we earned significant interest through April 2001 on a short-term, high-interest $3,500,000 note receivable of our PaySys affiliate, prior to the sale of PaySys in April 2001. In 2002, we earned less interest income due to lower bank interest rates and cash balances, we had a lower principal amount of and interest rate on notes receivable and we included interest expense related to a loan from a minority shareholder of CoreCard (which was converted to equity at the end of June 2002).

Investment Income - In the third quarter and year-to-date periods ended September 30, 2002, we reported net investment losses of $360,000 and $902,000, respectively. This compares with investment income of $305,000 and $19,948,000 earned in the respective periods last year. The significant difference in the nine month period reflects a gain in the second quarter of last year of $17,770,000 on the PaySys sale transaction, as explained in more detail in the Overview section at the beginning of this Item 2. In the third quarter this year, we wrote off the remaining $250,000 carrying value of our minority investment in Lumenor, Inc., a start-up software company. In the first quarter this year, we recorded a reserve of $250,000 to write down the carrying value of our original investment in Lumenor based on a pending third party financing which subsequently failed to close resulting in the additional charge in our third quarter. We have included in the three and nine month periods in 2002 a write-down of $444,000 related to our minority interest in Nutec Sciences based on a pending sale (which closed early in the fourth quarter of 2002) of our interest following Nutec’s failure to raise new capital. In addition, in the nine months ended September 30, 2002, we wrote-off $1,246,000 related to our holdings in Daw Technologies, Inc. as explained in more detail in Note 7 to these financial statements and reserved $187,000 to reflect a reduction in value in our shares of Novient, Inc., a privately held software company, based on the valuation of its merger with another company. Offset against these losses were gains of $334,000 and $1,000,000 in the three and nine month periods ended September 30, 2002, respectively, on sales of shares of Atherogenics stock and $474,000 on the sale of our remaining interest in a former affiliate company, Risk Labs, in the first quarter of this year. In 2001, in addition to the PaySys gain, we recorded gains of $1,029,000 and $1,922,000 in the three and nine month periods, respectively, on two sales of part of our interest in Risk Labs.

Equity Losses of Affiliates - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies based on the equity method of accounting. Affiliate companies are those companies in which we own 20 to 50 percent of the capital stock, which are organized as limited liability companies or in which we exert significant influence. We recorded $23,000 in net equity income and $103,000 of net equity losses in the three and nine month periods ended September 30, 2002, respectively, compared to net equity losses of $69,000 and $558,000 in the same periods last year. The difference between periods reflects the fact that one of our affiliate companies generated income in the third quarter of 2002 and the consolidation of VISaer in July 2001.

Other Income - Other income/expense in the three and nine month periods ended September 30, 2002 includes $133,000 and $1,035,000, respectively, mainly reflecting recognition of deferred gain from the sale of a VISaer product line in an earlier period.

Taxes - In the three and nine month periods ended September 30, 2002, as a result of a change in the tax code, we recorded an income tax benefit of $362,000 representing a refund for income tax recorded in 2001 for alternative minimum tax liability on the PaySys sale.

Common Shares– The basic weighted average number of shares outstanding in the three and nine month periods ended September 30, 2002 is lower than in the same periods of 2001 because we repurchased shares of our common stock in 2001, including 1,000,000 shares repurchased in our self-tender offer completed in July 2001. No shares have been repurchased in the nine months ended September 30, 2002 although we expect to repurchase a limited number of our common shares under an ongoing share repurchase program at the currently prevailing market prices.

Liquidity and Capital Resources

During the first nine months of 2002, cash decreased by $6,780,000. Our principal sources of cash were $2,013,000 from the sale of shares of Atherogenics stock and $474,000 from the sale of our remaining Risk Labs interest. During the nine month period ended September 30, 2002, our principal uses of cash in addition to regularly recurring corporate expenses were $3,205,000 to fund CoreCard product development, $4,800,000 to fund operating losses at VISaer due mainly to new product development, a $1,250,000 investment and $250,000 secured loan to Horizon Software International, Inc., a privately held software company, and a $243,000 follow-on investment in Medizeus, Inc., a health care software company. In the second quarter of 2002, we made a short-term $3,000,000 secured loan to a third party that was repaid in full on the maturity date in August 2002.

Since year-end 2001, property, plant and equipment increased by $225,000 mainly due to the consolidation of CoreCard. Intangibles increased by $900,000 in the first nine months of 2002, as a result of intangible assets recorded in the consolidation of CoreCard. Of the intangibles acquired, $642,000 was allocated to our pro rata share of acquired software which is being amortized over a five-year period and $289,000 was recorded as goodwill. Inventory increased to support ChemFree’s trial sales program in California which required an initial level of demonstration inventory to support sales efforts. Accounts payable increased by $216,000 since December 31, 2001 mainly due to increased purchases to build ChemFree inventory to support increased product sales, evaluations and leases coupled with longer payment cycles. Notes payable increased to $133,000 at September 30, 2002 compared to zero at year-end December 31, 2001 as a result of consolidating a loan to CoreCard from a minority shareholder of CoreCard (for which Intelligent Systems does not have any corporate liability). Deferred gain is lower at September 30, 2002 compared to December 31, 2001 because we recognized the difference in deferred gain as other income during 2002. Long-term deferred revenue increased by $939,000 in the first nine months of 2002 due to milestone payments by a VISaer customer on a software license contract. Minority interest increased by $1,373,000 compared to year-end 2001 reflecting a minority shareholder’s investment in CoreCard software. Finally, unrealized loss of $359,000 at December 31, 2001 changed to an unrealized loss of $110,000 at September 30, 2002 mainly due to the net effect of two transactions: recognition of unrealized losses related to Daw Technology stock in the second quarter and recognition of unrealized gains on sales of Atherogenics shares in the first nine months of 2002.

In the past year, our Information Technology segment, in particular VISaer has experienced delays in contract awards and implementations which have had a negative impact on results of operations and increased VISaer’s cash requirements. VISaer has built a substantial prospect pipeline and has recently been awarded new contracts and additions to existing contracts which we believe provide a strong endorsement of VISaer’s product offering. Contracts typically have a cash deposit and milestone payments but VISaer has needed additional cash to finish the new software product that will be sold and installed under its new contracts. Current projections show that VISaer will be able to fund operations from cash flow in 2003. CoreCard has ongoing cash requirements as well. However, with the completion of the initial product offering and installation of the first customer, we expect to be able to reduce the cash outlay for product development expenses at CoreCard. We believe we have adequate cash to meet corporate and subsidiary needs in the foreseeable future.

In connection with the investment and loan to Horizon Software discussed above, subsequent to the third quarter ended September 30, 2002, we invested an additional $1,000,000 cash in Horizon Software and converted our $250,000 loan to additional equity based on Horizon’s achievement of certain milestones during 2002. We do not have other off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would affect our liquidity or results of operations.

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

Revenue Recognition - Our product revenue consists of fees from software licenses and sales or leases of industrial products. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products. A portion of our revenue is derived from software contracts that contain significant production, modification and/or customization requirements and license fees for such contracts are recognized using contract accounting. In these cases, we recognize revenue on a percentage of completion basis that involves estimating our progress on the contract based on input measures. We recognize revenue and the related costs in the same proportion that the amount of labor hours incurred to date bears to the total estimated hours required for contract completion. If reliable estimates cannot be determined or if there is an acceptance clause in the contract, all revenue is deferred until the customer has accepted the software and any refund rights have expired. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues or to incur additional cost which would impact our margins and reported results.

Valuation of Intangibles - Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions typically result in goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Periodically we review the values assigned to long-lived assets using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations.

Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results or lack of progress of the underlying investment could result in losses or an inability to recover the current carrying value of the investment. Our policy is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. In the first nine months of 2002, we wrote down the value of several of our investments, as explained in more detail in Notes 7, 8, 9, and 10 to the financial statements in this Form 10-Q. Other such charges in future periods could have a material adverse impact on our financial condition or results of operations. We also hold minority interests in several publicly-traded companies whose shares experience price volatility and are thinly traded. The carrying value of these investments reflects the market value of the shares at the balance sheet date. Future values could increase or decrease and we may not be able to realize the current carrying value due to changes in the market price of the stock or limited liquidity of the stock.

Factors That May Affect Future Operations

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our results or projected cash requirements. In addition, the value of our investments are impacted by a number of factors beyond our control. Among the factors that may affect our consolidated results of operations are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance of our products, availability of technical personnel, changes in customer requirements, delays in customer orders and payments, changes in financial markets, performance and financial condition of affiliate companies or our investments, and general economic conditions.

As explained in Note 4 to the financial statements in this Form 10-Q, in early January 2002, we acquired the right to elect a majority of CoreCard’s board of directors as a result of a default under a secured loan. We provided additional advances under the loan and in June 2002, along with another shareholder lender, we converted $3,173,000 of principal and interest owed to us into Series B Preferred stock of CoreCard. As a result, our ownership increased to approximately 65 percent. CoreCard will incur operating losses that are included in our consolidated statements of operations and it will require cash to operate in 2002 and into 2003. While we have no contractual requirement to provide additional funding, we are using part of our available cash balances to support the CoreCard operations in the near-term. If CoreCard is unsuccessful or if we decide to suspend funding, we may not recover all of these funds.

Furthermore, CoreCard is subject to a number of risks that may impact negatively its future performance, including significant non-competition restrictions entered into at the time of the sale of PaySys in April 2001 that limit who CoreCard can sell its products to for varying time periods through 2006, risks associated with completing and installing the initial software application, lack of a proven business model and installed base of customers, a limited operating history, an extended sales cycle and unproven market acceptance of the software offering and company profile.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any material market risk because we have no long-term borrowings.

Item 4. Controls and Procedures.

Within 90 days prior to the filing date of this report on Form 10-Q, management of ISC conducted an evaluation, under the supervision and with the participation of ISC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ISC’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by ISC in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. In addition, ISC management, including our Chief Executive Officer and Chief Financial Officer, reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

Item 5. Other Information.

Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

The certifications of our Chief Executive Officer and Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been submitted to the SEC as additional correspondence accompanying this report.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 30, 2002, the Ninth Judicial Circuit Court of Orange County, Florida ruled in our favor with respect to a lawsuit filed in 2001, in which we were named as defendant. The lawsuit had been filed by former employees of PaySys claiming rights to acquire certain shares of PaySys stock that we acquired in 1993 from a PaySys founder.

Item 6. Exhibits and Reports on Form 8-K

There are no exhibits filed with this report and we have not filed a Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 14, 2002	By:	/s/ J. LELAND STRANGE

J. Leland Strange Chief Executive Officer, President

Date: November 14, 2002	By:	/s/ BONNIE L. HERRON

Bonnie L. Herron Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Leland Strange, the Chief Executive Officer of Intelligent Systems Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intelligent Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/S/ J. LELAND STRANGE

J. Leland Strange Chief Executive Officer and President

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bonnie L. Herron, the Chief Financial Officer of Intelligent Systems Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intelligent Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ BONNIE L. HERRON

Bonnie L. Herron Chief Financial Officer