Form 10-K
period 2002-12-31
INTELLIGENT SYSTEMS CORP
filed 2003-04-01
CIK 320340

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        For Annual and Transition Reports
                     Pursuant to Sections 13 or 15(d) of the
                         Securities Exchange Act of 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

     For the transition period from_________ to ____________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)     Yes [ ]    No [X]

As of March 14, 2003, 4,489,821 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 28, 2002 was $8,659,417 (computed using the closing price of the Common Stock on June 28, 2002 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2003, are incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

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

PART II

            5.    Market for the registrant's common equity and related stockholder matters..........................8
            6.    Selected financial data............................................................................9
            7.    Management's discussion and analysis of financial condition and results of operations..............9
            7A.   Quantitative and qualitative disclosures about market risk........................................14
            8.    Financial statements and supplementary data.......................................................14
            9.    Changes in and disagreements with accountants on accounting and financial disclosure..............14

PART III

           10.    Directors and executive officers of the registrant................................................14
           11.    Executive compensation............................................................................15
           12.    Security ownership of certain beneficial owners and management and related stockholder matters....15
           13.    Certain relationships and related transactions....................................................15
           14.    Controls and procedures...........................................................................15


PART IV

           15.    Exhibits, financial statement schedules and reports on Form 8-K...................................15
     Signatures   ..................................................................................................18
     Certification of Chief Executive Officer.......................................................................19
     Certification of Chief Financial Officer.......................................................................20

                                     PART I

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation ("ISC"). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as "anticipate", "believe", "plan", "estimate", "expect", "likely" and "intend", and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures, technical difficulties, market acceptance, availability of technical personnel, changes in customer requirements, changes in financial markets, performance and financial condition of affiliate companies, and general economic conditions. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

ITEM     1. BUSINESS

OVERVIEW

Intelligent Systems Corporation, a Georgia corporation, has operated either in corporate or partnership form since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms "company", "we", "ours" and similar words to refer to Intelligent Systems Corporation. We operated as a master limited partnership from 1986 to 1991, when we merged into the present corporation. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our SEC-filed reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.

Since the early 1980's, we have conducted our operations principally through majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Frequent acquisitions of or investment in promising early stage companies in the technology industry have long been components of our overall strategy. From time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time.

Our main focus is to help entrepreneurs build valuable companies by providing operational and strategic management, practical business advice, early stage equity capital, a network of business contacts and, in some cases, a proven incubator program. Depending upon the needs of the partner company, we will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative functions, etc. Our subsidiary and affiliate companies are involved in the information technology industry (principally software for business applications) although we are involved in other industries as well, including industrial products.

FINANCIAL REPORTING

We consolidate the results of operations of companies in which we own a majority interest or over which we exert control. We generally account for investments by the equity method for minority owned companies (i) in which we own 20 to 50 percent and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. In general, under the equity method, we report our pro rata share of the income or loss generated by each of these businesses as equity income/losses of affiliates on a quarterly basis. These equity losses and income decrease or increase, respectively, the cost basis of our investment. However, if there is no commitment for us to provide additional funding to the affiliate company, to the extent losses exceed our cost, we do not record a value below zero. Because of this equity method accounting treatment, some of our affiliate companies may be recorded on our balance sheet at values that may be less than their estimated market value. Privately owned companies in which we own less than 20 percent of the equity are carried at the lower of cost or market. We do not mark up the value of privately-owned businesses even when they raise money at higher valuations. We are often actively engaged in managing strategic and operational issues with our non-consolidated companies and devote significant resources to the development of their businesses.


                        INTELLIGENT SYSTEMS CORPORATION

INDUSTRY SEGMENT OVERVIEW

Our consolidated companies operate in two industry segments: Information Technology Products and Services, and Industrial Products. The Information Technology segment includes our VISaer, Inc., QS Technologies, Inc., and CoreCard Software, Inc. subsidiaries and the Industrial Products segment includes ChemFree Corporation. Prior to 2001, we reported information on two segments: Technology and Health Care. In November 2000, we sold the principal operating assets of our PsyCare subsidiary and therefore we did not have a Health Care industry segment in 2002 and 2001. We changed our segment reporting in 2001 to separate the ChemFree operations as our Industrial Products segment and renamed the Technology segment as the Information Technology segment. All segment data from prior reporting periods corresponds to our current industry segments. As of December 31, 2002, we own 100 percent of the ChemFree and QS Technologies subsidiaries and 65 percent of each of CoreCard Software and VISaer. As of January 2003, we increased our ownership in CoreCard Software to approximately 87 percent.

Operations in the Information Technology segment are involved in the design, development and marketing of application software products that are used by business customers and government agencies to manage aspects of their operations. Our software products are typically sold in competitive bids with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $100,000 to over $1,000,000. We also derive service revenue from implementation, customization, training and support services.

The Industrial Products segment includes the design, assembly and sale of equipment and associated supplies that are used by commercial, industrial, military and government agencies to maintain and service machinery or vehicles used in their operations. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. Customers purchase replacement supplies from us after the sale.

Our individual operations in both segments are relatively small in size and are subject to greater fluctuation in revenue and profitability than larger, more established businesses. Sales of ChemFree products have represented approximately 50 percent of consolidated revenue in each of the last two years. QS Technologies and VISaer have made up the balance of consolidated revenue, with VISaer contributing slightly more revenue in each year than has QS Technologies. CoreCard expects to begin to generate revenue in 2003. The business in our segments is not seasonal. The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries, organized by industry segment and by company. For further detailed financial information concerning our segments, see Note 17 in the accompanying Notes to Consolidated Financial Statements.

INDUSTRY SEGMENT: INFORMATION TECHNOLOGY PRODUCTS AND SERVICES

VISAER, INC. - VISaer develops, sells and supports software for the world-wide aircraft maintenance and engineering industry. VISaer offers a fully integrated, real time software solution that helps aviation customers efficiently and cost-effectively manage the technical, commercial and operational aspects of their maintenance, repair and overhaul ("MRO") operations while also meeting regulatory requirements, such as those of the Federal Aviation Administration. Headquartered in Wilmington, Massachusetts, VISaer also has operations in England to support product development and sales activities in Europe. VISaer is the successor company of Visibility, Inc., a software company in the enterprise resource planning market whose operations were sold in July 2000 to allow VISaer to concentrate on the faster growing MRO software market. VISaer's product offering includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. VISaer announced the first release of Version 3.1, a fully Web-native version of its complete MRO solution, in late 2002. VISaer has signed contracts with United Parcel Systems ("UPS") and JetBlue Airlines for its Version 3 software and has approximately $4.8 million in long-term deferred revenue at December 31, 2002 that will be recognized when the final Version 3 software is delivered in 2004. In addition, VISaer has an active sales and marketing program that has identified prospects for MRO license sales, professional services and maintenance contracts.

The general slow-down in the economy, the terrorist attacks of September 11, 2001 and the threat of hostilities involving Iraq have had a significant negative impact on the commercial aviation market, initially in the domestic market and more recently in international markets as well. Some airlines have delayed or canceled planned information technology projects and others may not have the financial strength to weather the current downturn. However, regulatory requirements dictate that airlines manage their MRO processes carefully and there is increased pressure to improve and automate MRO record-keeping. VISaer's software products provide a comprehensive, cost-effective way to do so. Significant sales opportunities exist in the Asian Pacific region, the Chinese market, MRO service outsourcing companies, low-cost airlines, defense related aviation, and small to mid-size regional airlines. However, we expect that the initiation of the war against Iraq will have a negative effect, at least in the short term, on VISaer's ability to close significant new business.


                        INTELLIGENT SYSTEMS CORPORATION

VISaer markets and sells its software in both domestic and international markets. International customers were the largest component of VISaer sales in 2002 and are expected to be in 2003 as well. The markets for VISaer products include both airline-owned maintenance and engineering shops as well as third party MRO organizations. An increasing number of VISaer's sales are direct to the customer with VISaer providing a turnkey solution that covers project management, software, system implementation, training, consulting and support. In the past, as VISaer was building its internal capacity, VISaer sold its products through certain re-sellers on a non-exclusive basis in certain markets. In most cases, sales are made in response to competitive bids and request for proposals and have sales cycles of six to eighteen months with implementation periods of an additional six to eighteen months. VISaer provides full suite implementation services and post-sales support and maintenance activities under annual contracts, as well as customization and professional services on an as needed basis. VISaer has a number of competitors, some of whom offer MRO software as part of an Enterprise Resource Planning package and who have significantly more financial resources, larger customer bases and greater market coverage than VISaer. Other competitors are smaller players focused on MRO solutions with resources similar to VISaer. VISaer competes on the basis that its software provides extensive product functionality using Web native technology; provides low cost-of-ownership; includes integrated modules offering a complete software and service solution; and runs on industry standard technology platforms. VISaer believes that its new Web-native software version will be a strong competitive offering.

QS TECHNOLOGIES, INC. - QS Technologies operates from its Greenville, South Carolina location, providing health and human services software, maintenance and support services to its installed customer base as well as to new customers. QS Technologies' products allow public health agencies to capture, analyze and manage client information such as immunization, maternal health, and birth and death records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. QS Technologies competes on the basis of product functionality and value, reputation for customer service, and knowledge of market requirements acquired through more than twenty years in the market. Sales are typically made in response to competitive bids and may take six to twelve months before contracts are awarded. Demand for products and the timing of contract awards is impacted by general economic conditions as well as customer-specific factors such as state and local budgets and program priorities, over which QS Technologies has little control. Typically, QS Technologies provides its customers with post-sales service and support under annual contracts that often renew for multiple years after the initial software license fee is earned. QS Technologies has expanded its product line to include vital records software and web-based capabilities. QS Technologies increased its sales and marketing activities in 2002, resulting in an expansion of its customer base, contract backlog and pipeline of potential future projects.

CORECARD SOFTWARE, INC. - CoreCard Software was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops and markets software to accounts receivable businesses, banks, credit unions and retailers to manage their credit card, merchant and loan accounts. After more than six years of extensive product development activity (including prior to the spin-off), in late 2002 CoreCard completed the first installation of its initial CoreISSUE(TM) product, based on its proprietary CoreENGINE(TM) architecture. CoreCard products allow financial institutions and commercial customers to optimize their account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard's feature rich, browser-based financial software allows customers to automate, streamline and optimize business processes associated with the set-up, administration and management of credit card, merchant and loan accounts, to process transactions and to generate reports and statements for these accounts. Because CoreCard's products are designed to run on PC-based servers, rather than mini or mainframe computers, customers benefit from a lower overall cost-of-ownership, faster implementations and increased flexibility to respond to market conditions. CoreCard's product functionality includes embedded multilingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, unlimited account hierarchies, and flexible, customer-defined pricing and payment terms.

CoreCard's initial target markets include accounts receivable businesses, small and mid-size banks, and retail and private-label issuers, all in the United States and in selected emerging international markets. CoreCard competes with third-party card processors, larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. Certain of these competitors have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in selected markets based on providing customers with a next-generation technology platform, lower overall cost-of-ownership, faster implementation cycles, greater system flexibility and more customer-driven marketing options. As with most emerging software companies, CoreCard's initial challenge is to establish a growing base of referenceable, satisfied customers and to overcome customer reluctance to implement a business critical system based on a new software product with limited installations. CoreCard has certain non-compete restrictions related to the spin-off from PaySys International, which limit for varying time periods the customers and markets that CoreCard can solicit and serve. However, CoreCard believes that the available worldwide market is substantial, even with these time-limited restrictions.


                        INTELLIGENT SYSTEMS CORPORATION

CoreCard intends to license its software products for either a one-time license fee or a per transaction fee, depending on specific customer requirements and preferences. It will provide maintenance and support services under annual contracts, as well as professional services on an as needed basis for customization, implementation and training activities. CoreCard expects to sell its products directly to its initial customers although it may also use a small number of resellers or third parties in selected markets to identify, sell and support targeted opportunities. CoreCard intends to complete development of several additional software modules, including CoreFraud(TM), CoreCOLLECTIONS(TM) and CoreAcquire(TM), in 2003 as customer demand and CoreCard resources allow.

INDUSTRIAL PRODUCTS SEGMENT

CHEMFREE CORPORATION - Our only subsidiary in the Industrial Products segment is ChemFree Corporation, one of our early incubator companies. ChemFree designs, manufactures and markets a line of parts washers under the SmartWasher(R) trademark. SmartWashers(R) use an advanced bio-remediation system to clean automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher(R) system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and water-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher(R) system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.

ChemFree's markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles to maintain; automobile manufacturers with extensive service networks such as Chrysler, GM and BMW; and individual and chains of auto repair shops and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as in the textile industry. Military applications include vehicle service depots in all branches of the military. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree's domestic distributors represented 14% of our consolidated revenue in 2002, whereas an international distributor represented 10% of our consolidated revenue in 2001. Part of ChemFree's revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers(R) and supplies to large corporate customers, such as Firestone, at multiple corporate sites.

ChemFree competes with larger, established companies that offer solvent-based systems, other small companies using non-hazardous systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, elimination of regulatory compliance, and price. ChemFree expects to benefit from new regulations from governmental agencies such as the Environmental Protection Agency that prohibit or restrict the use of solvent-based products, with which ChemFree's products compete.

Customer and warranty service, typically covering a one-year period, is provided either by ChemFree personnel or through its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various manufacturers and performs final assembly and testing at its own facility. While there are multiple sources available for subassemblies, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality.

INCUBATOR PROGRAM

For more than ten years, we have operated the Intelligent Systems Incubator at our corporate facility in a suburb of Atlanta, Georgia. We believe our incubator program is one of the longest running and largest self-funded incubator programs in the United States. In exchange for a monthly facility fee, incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, business advice and planning, a network of professional services, and, in some cases, financial capital from Intelligent Systems. Depending upon the experience and needs of the founding entrepreneur, incubator companies will choose to use some or all of the available resources. The incubator staff takes care of time-consuming infrastructure issues so the entrepreneur can focus on driving business development. Income from incubator companies reduces our total facility and personnel costs. The incubator also provides us with the opportunity for day-to-day involvement with emerging companies that may become a part of our company, either as majority-owned subsidiaries or minority-owned affiliates. In 1999, ChemFree was named Incubator Company of the Year (Manufacturing category) by the National Business Incubation Association. In 2002, our incubator was ranked as one of the top ten technology incubators in an independent national study.


                        INTELLIGENT SYSTEMS CORPORATION

We invest in some but not all of the companies in our incubator program. Because we have a large incubator facility, we can offer the benefits of the incubator program to non-affiliate companies. Conversely, many of our subsidiaries and minority owned companies are not located in our incubator. In attracting companies to our incubator program, we compete with other sources of business assistance, facilities and financial capital that may be available to the entrepreneur. These sources include other incubator programs as well as angel and venture capital investors, corporate partner relationships and merger/sale opportunities.

MINORITY-OWNED PARTNER COMPANIES

Part of our business strategy is to seek to own a minority interest in companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and expect to continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Some examples of our involvement are as follows:

- An 18 percent interest in Horizon Software International, Inc., a leading provider of software and systems to manage the food service operations of primary and secondary education, college, medical and military facilities.

- A 25 percent interest in NKD Enterprises, LLC (aka CoreXpand), a software services company with an e-commerce application for promotional and incentive product distributors. CoreXpand is part of the Intelligent Systems Incubator program.

- An 18 percent interest in Cirronet, Inc., a privately held and former Intelligent Systems incubator company involved in wireless telecommunications products for industrial, medical and commercial markets as well as residential and small business wireless Internet markets.

- A 27 percent interest in MediZeus, Inc., an early stage company that has developed artificial intelligence software to help radiologists improve the accuracy of reading mammograms. MediZeus has submitted test results to the FDA for approval to market its products.

RESEARCH AND DEVELOPMENT

We spent $9.8 million, $3.4 million, and $915,000 in the fiscal years ended December 31, 2002, 2001 and 2000, respectively, on company sponsored research and development. The Information Technology segment increased spending on software development by $6.4 million in 2002 mainly due to an intensive effort related to the VISaer Series 3.0 product line and the initial software offering by CoreCard Software. Approximately 50 percent of the 2002 expense relates to VISaer product development and 33 percent relates to CoreCard with the balance spent mainly for ongoing software projects at QS Technologies. VISaer expects to complete software releases and modules at various times in the second half of 2003 and early 2004. Certain customer contracts tie cash payments to delivery dates of various software deliverables. Presently VISaer expects to meet these milestones but delays could cause customers to delay payments and increase VISaer's need for cash during 2003. Also our ability to recognize deferred revenue reflected on the balance sheet will depend on VISaer delivering and the customer accepting the final software deliverables in late 2003 and 2004. We are not aware of any material risk to successfully performing under these contracts. In 2003, CoreCard Software will continue to develop additional software modules and to develop further enhancements to its initial products. We estimate that total R&D expenses in 2003 will be lower than in 2002.

PATENTS, TRADEMARKS AND TRADE SECRETS

Our ChemFree subsidiary has 10 US patents issued and a number of patents in foreign jurisdictions issued and pending covering certain aspects of its products and processes. CoreCard has filed several patent applications covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of these products and processes even though we regard such aspects as proprietary. We have registered with the US Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting its intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher(R), OzzyJuice(TM), VISaer(TM), CoreENGINE(TM), CoreISSUE(TM) and others.


                        INTELLIGENT SYSTEMS CORPORATION

PERSONNEL
As of February 28, 2003, we had 166 full-time equivalent employees in our company as well as in our majority-owned companies. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

Refer to Note 15 to the Consolidated Financial Statements for financial information in response to this item. We do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this annual report.

ITEM 2.  PROPERTIES

At February 28, 2003, we have leases covering approximately 137,500 square feet in Norcross, GA, 6,100 square feet in Greenville, SC, and 21,400 square feet in Wilmington, MA, as well as small offices in Warrington, England and in Dublin, Ireland, to house our product development, manufacturing, sales, service and administration operations. We believe our leased facilities are adequate for our existing and foreseeable business operations. A portion of the Norcross corporate facility is subleased to businesses in our technology business incubator.

ITEM 3.  LEGAL PROCEEDINGS

In 1999, a former consultant of the ChemFree subsidiary brought suit against ChemFree and other third parties challenging the ownership of certain of ChemFree's patents. ChemFree and other parties to the suit deny the allegations, have filed a counterclaim and are vigorously defending the suit, which is pending in the Superior Court of Gwinnett County, Georgia. ChemFree has filed a suit in Federal court seeking a judgment against the former consultant. In addition, from time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management's opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our common stock is listed and traded on The American Stock Exchange ("AMEX") under the symbol "INS". The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.


YEAR ENDED DECEMBER 31,          2002                      2001
                           HIGH         LOW          HIGH          LOW
                          -------      -------      -------      -------
         1ST QUARTER      $  3.28      $  2.95      $  4.00      $  3.02
         2ND QUARTER         3.25         2.85         4.92         3.30
         3RD QUARTER         3.00         1.60         4.60         3.10
         4TH QUARTER         1.92         1.45         3.35         2.95


We had 399 shareholders of record as of February 28, 2003. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company may pay cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to do so in the future.


                        INTELLIGENT SYSTEMS CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

TWELVE MONTHS ENDED DECEMBER 31,
(in thousands except share and
per share amounts)                                  2002            2001           2000            1999             1998
                                                ------------    ------------    ------------    ------------     ------------
 Net Sales                                      $     10,741    $      8,718    $      7,027    $      8,479     $     18,253
 Net Income (Loss)                                   (12,257)a         9,113b          8,215c            249d          (1,548)e

 Net Income (Loss) Per Share (Basic)                   (2.73)           1.78            1.47            0.05             (.30)

 Net Income (Loss) Per Share (Diluted)                 (2.73)           1.77            1.46            0.05             (.30)
 Total Assets                                         17,860          26,089          18,057          13,658           17,099
 Working Capital                                       1,490          10,206           3,294             (48)          (1,827)
 Long-term Debt                                           --              --              --             363              900
 Stockholders' Equity                                  5,894          17,858          14,674          10,209            9,641
 Cash Dividends Paid Per Common Share                     --              --            0.52              --               --
 Shares Outstanding at Year End                    4,491,779       4,495,530       5,623,784       5,114,467        5,104,467
 Basic Weighted Average Shares Outstanding         4,495,058       5,108,413       5,606,715       5,106,134        5,104,467
 Diluted Weighted Average Shares Outstanding       4,495,058       5,145,691       5,632,484       5,336,776        5,104,467


a. Includes net investment losses of $934,000, $235,000 in net losses in equity of affiliates and $900,000 other income.
b. Includes investment gains of $19.9 million, $2.2 million in net losses in equity of affiliates and non-recurring charges totaling $6.4 million related to acquisition of VISaer.
c. Includes investment gains of $9.7 million and $771,000 in net losses in equity of affiliates.
d. Includes investment gains of $2.2 million and $948,000 in net losses in equity of affiliates.
e. Includes $953,000 charge for purchased in-process research and development, $2.6 million gain on investments, $3.0 million write-off of note receivable and $2.3 million loss in equity of investments.

Please refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements for a discussion of material acquisitions or dispositions that may affect the comparability of this financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this annual report.

OVERVIEW - Our consolidated subsidiaries during 2002 and 2001 operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for public health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing credit and debit cards). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). In 2000, we had a Health Care segment consisting of our PsyCare America subsidiary, but we discontinued these operations in November 2000.

Period-to-period comparisons of results of operations may not be meaningful or indicative of future results for a number of reasons. In 2002, we acquired a controlling interest in CoreCard Software and in mid 2001, we acquired a controlling interest in VISaer. Consequently, we consolidated the results of operations of those companies from the dates of acquisition but not for prior periods. Also, from time to time, we may derive income from sales of holdings in affiliate and other minority-owned companies or record a charge if we believe the value of such non-consolidated companies is impaired. We also recognize on a regular basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

2002 COMPARED TO 2001

SALES - Total revenue for the year ended December 31, 2002 was $10.7 million, an increase of 23 percent compared to the same period in 2001. Revenue from product sales, which includes sales of equipment in our Industrial Products segment as well as software license fees


                        INTELLIGENT SYSTEMS CORPORATION
related to the Information Technology segment, increased 18 percent year-to-year whereas revenue from services billed by the Information Technology segment increased 29 percent year-to-year. The increase in product revenue is mainly due to a greater number of units sold by the ChemFree subsidiary due to an increase in domestic demand for its products. The increase in service revenue year-to-year reflects mainly the fact that we included the results of VISaer for the full 12 months in 2002 but only for six months in 2001. CoreCard expects to begin generating revenue from software license fees and services in 2003. Approximately two thirds of our service revenue in 2002 was generated by VISaer for professional services with the balance coming mainly from software maintenance contracts at the QS Technologies subsidiary. We expect that VISaer's software license revenue that is being deferred until the completed software product is delivered will be recognized beginning in late 2003 and 2004. At December 31, 2002, long-term deferred revenue was $4.8 million, related to VISaer's UPS contract which it expects to realize beginning in 2004.

COST OF SALES - In 2002, total cost of sales was 55 percent of revenue compared to 47 percent of revenue in 2001. Cost of product sales as a percentage of product revenue was 48 percent in 2002 compared to 49 percent in 2001, reflecting mainly a reduction in the unit cost of producing ChemFree products because fixed production overhead was spread across a higher volume of goods produced. Cost of service sales almost doubled in 2002 as compared to 2001 and represented 64 percent of services revenue in 2002 as compared to 42 percent in 2001. Approximately $1.0 million of the year-to-year increase in costs of service sales is attributed to including VISaer costs for the full 12 months in 2002 as compared to only six months in 2001. Typically, costs associated with VISaer service revenue involve higher labor costs than do costs associated with QS Technologies services.

OPERATING EXPENSES - In 2002, marketing expenses increased by $870,000 (42 percent) compared to 2001. Of the increase, approximately $330,000 is due to the inclusion of VISaer expenses for 12 months in 2002, $283,000 is due to increased expenditures at the ChemFree subsidiary to support a direct sales initiative in selected markets, and the balance of $257,000 reflects mainly the inclusion of CoreCard expenses in 2002. General and administrative expenses were 53 percent lower in 2002 than in 2001, mainly reflecting the fact that 2001 expenses included non-recurring charges totaling $6.0 million related to the write-down of goodwill associated with the VISaer acquisition in 2001. Excluding these non-recurring charges, general and administrative expenses increased by approximately $950,000 year-to-year mainly because we include the expenses of VISaer for the full 12 months in 2002 as compared to only six months in 2001. An increase in legal expenses in 2002 at ChemFree of approximately $140,000 related to intellectual property protection was offset by a reduction in G&A personnel expenses at the QS Technologies subsidiary. Research and development expense increased by $6.4 million (191 percent) in 2002 as compared to 2001. Approximately one-half of the increase is attributable to each of VISaer and CoreCard due to the inclusion for the full year of their respective expenses to support significant new product development initiatives. We expect new product development expenses to decline in 2003 in absolute dollars and as a percentage of revenue as we complete new product releases and increase license and services revenue at our software subsidiaries.

INTEREST INCOME - In 2002, we earned $129,000 in interest income compared to $1.0 million in 2001. The reduced interest income is because we earned significant interest on a high-interest loan to PaySys in 2001 before PaySys was sold and the loan repaid. In 2002, we also had lower average cash balances and notes receivable balances than in 2001 and we earned interest at a lower rate than in 2001.

INVESTMENT INCOME/LOSS - In 2002, we had a net investment loss of $934,000 compared to net investment income of $19.9 million in 2001, of which $17.8 million was derived from the sale of our PaySys affiliate in 2001. In 2002, we recorded investment gains of $1.1 million on the sale of our holdings in Atherogenics stock and $474,000 on the sale of our remaining interest in Risk Laboratories. Offset against these gains were charges totaling $1.1 million to reduce the carrying value of our investments in Nutec Sciences, Lumenor, and Novient, three privately-held software companies, and a charge of $1.3 million to recognize the accumulated loss on our holdings in publicly traded Daw Technologies, Inc. and Ixalt, Inc. Refer to Note 3 for more details regarding these write-downs. The timing and amounts of asset sales or writedowns, if any, vary on an annual and quarterly basis and are generally not predictable by us in advance.

EQUITY LOSSES OF AFFILIATES - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. These companies are typically early stage companies that incur losses during their development and early revenue stages. In 2002, we recorded equity losses of $235,000 related to four affiliate companies compared to equity losses in 2001 of $2.2 million related to seven affiliate companies. The main difference between years is that we consolidated VISaer and CoreCard for the full year in 2002 but in 2001, we consolidated VISaer only for the last half of the year and we accounted for CoreCard under the equity method for the entire year.

OTHER INCOME - In 2002, other income consists mainly of $813,000 of deferred gain related to a VISaer product line sale in July 2000, compared to the recognition of $961,000 of deferred gain related to the product line sale in 2001. Refer to Note 8 for detail on the deferred gain.


                        INTELLIGENT SYSTEMS CORPORATION

INCOME TAXES - In 2002, we recorded an income tax benefit of $343,000 reflective of a refund of alternate minimum taxes paid in 2001. The difference between our effective and statutory income tax rate is caused by our valuation allowance on our deferred tax assets. We expect to keep this allowance in place until it becomes more likely than not that we will realize the benefits of these assets. We currently have net operating loss carryforwards of approximately $201,000 which can be used to offset future taxable income. The loss carryforwards, if unused, expire beginning in 2007. In 2001, we incurred a net income tax expense of $173,000, representing a tax liability of $343,000 for alternative minimum tax on the PaySys transaction and a tax benefit of $211,000 recorded at the VISaer subsidiary.

2001 COMPARED TO 2000

SALES -Total revenue in 2001 was $8.7 million, an increase of 24 percent compared to revenue of $7.0 million in 2000. Revenue from products sold by the Information Technology and Industrial Products segments increased 10 percent year-to-year whereas revenue from services billed by the Information Technology segment increased 54 percent year-to-year. The growth in both revenue categories reflects mainly the benefit of the mid-year acquisition of VISaer.

COST OF SALES - In 2001, total cost of sales was 47 percent of revenue, compared to 42 percent in 2000. Cost of product sales as a percentage of product revenue was essentially the same in 2001 and 2000. Cost of service sales in the Information Technology segment increased in 2001 compared to 2000 mainly due to the inclusion of VISaer costs following the VISaer acquisition. VISaer professional services have a higher labor component and cost than do services provided by QS Technologies.

OPERATING EXPENSES - In 2001, marketing expenses more than doubled to $2.1 million compared to $942,000 in 2000. Approximately $800,000 of the increase reflects the inclusion of VISaer expenses for six months in 2001 and the balance is mainly due to increased expenditures in the Industrial Products segment to support new sales and marketing initiatives. General and administrative expenses increased $6.4 million (over 200 percent) in 2001 compared to 2000, reflecting mainly non-recurring charges totaling $6.0 million to write-down goodwill associated with the VISaer acquisition, the inclusion of VISaer expenses for six months and $175,000 in non-recurring management bonuses related to the sale of PaySys. Research and development expense in 2001 increased by $2.5 million (268 percent) compared to 2000 mainly due to the inclusion of VISaer product development expenses for six months as well as a non-recurring charge of $425,000 to record in-process research and development projects related to the acquisition of VISaer.

INTEREST INCOME - In 2001, we recorded $1.0 million in interest income compared to interest income of $434,000 in 2000. The increase in 2001 compared to 2000 is mainly related to interest earned on a $3.5 million, high-interest note through April 2001 and significant cash balances for the remainder of the year 2001, both related to our PaySys affiliate sale.

INVESTMENT INCOME - Investment income related to sales of affiliate companies has been a major source of profits in both 2001 and 2000. In 2001, the main components of $19.9 million of investment income are $17.8 million from the sale of our interest in PaySys and a gain of $1.9 million on several sales involving our interest in Risk Laboratories. For 2000, we recorded a gain of $8.6 million on the sale of part of our ownership in Risk Laboratories as well as investment gains totaling $1.0 million related to sales of shares of common stock of Primus and S1. Refer to Note 3 for additional details of these transactions.

EQUITY LOSSES OF AFFILIATES - We recorded $2.2 million of net equity losses in 2001, compared to $771,000 in net equity losses in 2000. In 2001, the majority of the equity loss relates to CoreCard Software (before we began to consolidate the company in 2002) whereas most of the equity loss in 2000 relates to VISaer.

OTHER INCOME - Other income/expense consists of miscellaneous, non-recurring sources of income and expense. Included in 2001 is $961,000 of deferred gain related to a VISaer product line sale in July 2000.

INCOME TAXES - In 2001, we incurred income tax expense of $173,000, representing a tax liability of $384,000 for alternative minimum tax on the PaySys transaction (tax loss carryforwards offset 90 percent of the gain) and a tax benefit of $211,000 recorded at the VISaer subsidiary. We incurred income tax expense totaling $203,000 in 2000 relating to operating income at the QS Technologies subsidiary and a small amount of investment income related to the Risk Laboratories sale that could not be sheltered by tax loss carryforwards.

COMMON SHARES - In 2001, we repurchased and retired 1,132,000 shares of our common stock, including one million shares in the self-tender offer completed July 12, 2001. In 2000, executive officers exercised options to acquire a total of 635,986 shares of common stock and surrendered a total of 101,769 shares of common stock in partial payment of the exercise price. We also repurchased and retired 24,900 shares during 2000 pursuant to a stock repurchase plan announced in August 2000.


                        INTELLIGENT SYSTEMS CORPORATION

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2002 was $2.6 million, which is $9.4 million lower than at the prior year-end. During the year ended December 31, 2002, our principal sources of cash were $2.1 million from sales of our holdings of Atherogenics common stock at various times and market prices during 2002 and $474,000 from the sale of our remaining interest in Risk Laboratories. During the year, our principal uses of cash were $9.1 million for operations, principally to fund significant new product development projects at VISaer and CoreCard and to cover expenses of the corporate office; $2.9 million for investments, including an investment in Horizon Software International, Inc., and follow-on investments in four privately held technology companies; and $335,000 for purchases of property and equipment.

Cash used for operations in 2002 included a 32 percent increase in accounts receivable reflecting higher sales levels at both ChemFree and QS Technologies as well as contract progress billings at VISaer. We also used cash in operations to increase inventory levels of demonstration products to support a new direct sales initiative by ChemFree. Cash provided by increases in accounts payable relates to purchases at ChemFree to support forecasted inventory and sales requirements, coupled with longer payment cycles.

As of December 31, 2002, we had cash of $2.6 million. In the first quarter of 2003, we received $4.2 million cash in settlement of the escrow funds related to the sale of PaySys International, Inc. in 2001 and we expect to receive approximately $230,000 in additional funds pending the finalization of legal expenses. See Note 19 to Consolidated Financial Statements for more details describing the settlement of the PaySys escrow fund. We have other potential sources of cash which include potential sale(s) of investments. The amount and timing of such events cannot be predicted with certainty at this time. Our budgeted cash requirements for 2003 are substantially lower than for 2002 based on new and pending software license contracts at our Information Technology subsidiaries, anticipated software customer payments based on milestone achievements, and lower product development costs at VISaer and CoreCard. We believe our cash balances and the escrow funds will be adequate to support our operations and plans during 2003. It is unclear what impact, if any, will result from the war against Iraq, potential further terrorist attacks either in the United States or abroad, or other general economic conditions, particularly with respect to VISaer's and ChemFree's international business, which totaled $3.5 million in 2002 (approximately 33 percent of consolidated revenue). We expect the impact to be more severe at VISaer, at least in the short-term. Unanticipated delays in contract awards and implementations may have a negative impact on results of operations and increase our cash requirements. We do not have off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would affect our liquidity or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements beginning on page F-8.

REVENUE RECOGNITION - Our product revenue consists of fees from software licenses and sales of equipment and supplies. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products. A portion of our revenue is derived from software contracts that contain significant production, modification and/or customization requirements and license fees for such contracts are recognized using contract accounting. In some situations, we recognize revenue on a percentage of completion basis that involves estimating our progress on the contract based on input measures. We recognize revenue and the related costs in the same proportion that the amount of labor hours incurred to date bears to the total estimated hours required for contract completion. If reliable estimates cannot be determined or if there is an acceptance clause in the contract, all revenue is deferred until the customer has accepted the software and any refund rights have expired. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues or to incur additional cost which would impact our margins and reported results.

VALUATION OF INTANGIBLES - Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions may result in the allocation of a portion of the purchase price to goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment


                        INTELLIGENT SYSTEMS CORPORATION
expense that we will incur. On at least an annual basis, we review the values assigned to long-lived assets using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations.

VALUATION OF INVESTMENTS - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management's estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investment or inability to raise capital to support the business plan could result in losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Such charges could have a material adverse impact on our financial condition or results of operations and are not predictable or quantifiable in advance.

LONG-TERM CONTRACTUAL OBLIGATIONS

Our long-term contractual obligations consist of operating leases as shown below:

Future minimum lease payments
Year ended December 31, 2003                  $   614,000
Year ended December 31, 2004                      345,000
Year ended December 31, 2005                       59,000
                                                   ------
                                               $1,018,000
                                               ==========


FACTORS THAT MAY AFFECT FUTURE OPERATIONS

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our results or projected cash requirements. In addition, the value of our investments are impacted by a number of factors beyond our control. Among the factors that may affect our consolidated results of operations or financial condition are delays in product software development, undetected software errors, competitive pressures (including pricing), inability to establish referenceable customers by CoreCard and VISaer, failure of our product specifications and features to achieve market acceptance, changes in customer requirements and preferences, delays in anticipated customer payments, declines in performance, financial condition or valuation of minority-owned companies, the war against Iraq and its impact on the commercial aviation industry worldwide, and other general economic conditions particularly those which may cause business and government customers to delay or cancel software purchase decisions.

Both VISaer and CoreCard will incur operating losses in 2003 although their cash requirements are expected to be less than their reported losses because of scheduled customer payments based on milestone achievements in advance of being able to recognize license revenue. CoreCard and VISaer will require cash to operate in 2003, although at significantly lower levels than in 2002. We anticipate that our other subsidiaries and corporate office will be cash neutral in 2003 in the aggregate. If either CoreCard or VISaer is unsuccessful or if we decide to suspend funding, we may not recover our investment. Furthermore, if VISaer or CoreCard fails to meet product development milestones in 2003, cash payments from customers may be delayed until the milestones are met, resulting in increased cash requirements. We may establish a back-up line of credit with a financial institution but do not expect to utilize the line in 2003, based on current plans.

We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 10 to Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will not have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123." SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies



                        INTELLIGENT SYSTEMS CORPORATION
regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods, are effective for periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined as yet whether or when we will adopt the fair value based method of accounting but we will meet the disclosure requirements as of the 2002 effective date.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. We have identified no variable interest entities and do not expect FIN 46 to have an effect on our consolidated financial statements.

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our Chief Executive Officer and our Chief Financial Officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2, respectively, accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be "filed" as part of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk because we have no long-term borrowings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See the Consolidated Financial Statements and Note 18 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2002, we dismissed Arthur Andersen LLP as our independent public accountants. Effective July 3, 2002, our Board of Directors, upon the recommendation of the Audit Committee, appointed BDO Seidman, LLP as our new independent accountants.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled "Proposal 1 - The Election of Directors
- Nominees" and "Proposal 1 - The Election of Directors - Executive Officers" in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2003 for information about those individuals nominated as directors and about the executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in this Proxy Statement. This information is incorporated into this Item 10 by reference.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the subsections entitled "Voting - Principal Shareholders, Directors and Certain Executive Officers" and "Voting - Securities Authorized for Issuance Under Equity Compensation Plan" in the Proxy Statement referred to in Item 10 for information about the ownership of our $0.01 par value common stock by certain persons and securities authorized for issuance under our equity compensation plans. This information is incorporated into this Item 12 by reference.

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

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report on Form 10-K, management of the company conducted an evaluation, under the supervision and with the participation of ISC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by ISC in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported in the time periods specified by the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

ISC's management, including our Chief Executive Officer and Chief Financial Officer, evaluated our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT.

         1.       Financial Statements

         The following consolidated financial statements and related reports of independent public accountants are included in this report and are incorporated by reference in Part II, Item 8 hereof. See the Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

         Report of Independent Public Accountants
         Report of Previous Independent Public Accountants
         Consolidated Balance Sheets at December 31, 2002 and 2001 Consolidated Statements of Operations for the three years ended
          December 31, 2002


                        INTELLIGENT SYSTEMS CORPORATION

         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss) for the three years ended December 31,
          2002
         Consolidated Statements of Cash Flow for the three years ended December
          31, 2002

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

3(i) Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant's Report on Form 8-K dated November 25, 1997.)

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

10.1 Lease Agreement dated November 26, 2002, between the Registrant and Duke Realty Limited Partnership.


                        INTELLIGENT SYSTEMS CORPORATION

10.2     Management Compensation Plans and Arrangements:

(a) Intelligent Systems Corporation 1991 Stock Incentive Plan, amended June 6, 1997
(b)      Intelligent Systems Corporation Change in Control Plan for Officers
(c)      Intelligent Systems Corporation Outside Director's Retirement Plan
(d)      Non-Employee Directors Stock Option Plan

         Exhibit 10.2 (a) is incorporated by reference to Exhibit 4.1 of the Registrant's Form S-8 dated July 25, 1997.

         Exhibits 10.2 (b) and (c) are incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1993.

         Exhibit 10.2 (d) is incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the year ended December 31, 2000.

10.3 Series A-1 Convertible Preferred Stock Purchase Agreement dated as of July 1, 2001 by and between VISaer, Inc., Intelligent Systems Corporation and other third parties. (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.4 Software License Agreement dated as of April 27, 2001 by and between PaySys International, Inc. and Delos Payment Systems, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.5 Trade Secret License Agreement dated as of April 27, 2001 by and between PaySys International, Inc. and Delos Payment Systems, Inc. (Incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the year ended December 31, 2001.)

10.6 Non-Competition Agreement made as of April 27, 2001 by and between First Data Corporation, J. Leland Strange and PaySys International, Inc. (Incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 2001.)

21.1     List of subsidiaries of Registrant.

23.1     Consent of BDO Seidman, LLP.

23.2     Consent of Ernst and Young LLP.

23.3     Consent of Moody, Famiglietti and Andronico LLP.

23.4     Consent of Hacker Young.

99.1 Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002.

(B)      REPORTS ON FORM 8-K.

We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

(C)      SEE ITEM 15(A)(3) ABOVE.

(D)      SEE ITEM 15(A)(2) ABOVE.


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

                                        INTELLIGENT SYSTEMS CORPORATION
                                        Registrant

Date:  April 1, 2003                  By: /s/ J. Leland Strange
                                           ---------------------
                                             J. Leland Strange
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                     CAPACITY                                         DATE
/s/ J. Leland Strange         Chairman of the Board, President,                April 1, 2003
---------------------         Chief Executive Officer and Director
     J. Leland Strange        (Principal Executive Officer)

/s/ Bonnie L. Herron          Chief Financial Officer                          April 1, 2003
--------------------
     Bonnie L. Herron         (Principal Accounting and Financial Officer)

/s/ Donald A. McMahon         Director                                         April 1, 2003
----------------------
     Donald A. McMahon

/s/ James V. Napier           Director                                         April 1, 2003
--------------------
     James V. Napier

/s/ John B. Peatman           Director                                         April 1, 2003
--------------------
     John B. Peatman

/s/ Parker H. Petit           Director                                         April 1, 2003
--------------------
     Parker H. Petit


                        INTELLIGENT SYSTEMS CORPORATION

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, J. Leland Strange, the Chief Executive Officer of Intelligent Systems Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Intelligent Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 1, 2003

                                        /S/ J. LELAND STRANGE
                                      ---------------------------------------
                                         J. Leland Strange
                                         Chief Executive Officer and President



                        INTELLIGENT SYSTEMS CORPORATION

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Bonnie L. Herron, the Chief Financial Officer of Intelligent Systems Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Intelligent Systems Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 1, 2003


                                  /S/ BONNIE L. HERRON
                                ---------------------------------------
                                   Bonnie L. Herron
                                   Chief Financial Officer



                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:


FINANCIAL STATEMENTS:
     Report of Independent Public Accountants ........................................................................F-2
     Report of Previous Independent Public Accountants................................................................F-3
     Consolidated Balance Sheets - December 31, 2002 and 2001.........................................................F-4
     Consolidated Statements of Operations -
        Three Years Ended December 31, 2002...........................................................................F-5
     Consolidated Statements of Changes in Stockholders' Equity and Comprehensive (Loss) Income -
        Three Years Ended December 31, 2002...........................................................................F-6
     Consolidated Statements of Cash Flow -
        Three Years Ended December 31, 2002...........................................................................F-7
     Notes to Consolidated Financial Statements.......................................................................F-8

FINANCIAL STATEMENT SCHEDULES:

The following supplemental schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 14(a)(2) and 15(a):

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

     Report of Independent Public Accountants for VISaer, Inc........................................................S-32
        Consolidated Balance Sheet of VISaer, Inc. at December 31, 2000..............................................S-33
        Consolidated Statement of Operations of VISaer, Inc. for the year ended December 31, 2000....................S-34
        Consolidated Statement of Comprehensive Loss of VISaer, Inc. for the year ended
          December 31, 2000..........................................................................................S-35
        Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit of
          VISaer, Inc. for the year ended December 31, 2000..........................................................S-36
        Consolidated Statement of Cash Flows of VISaer, Inc. for the year ended December 31, 2000....................S-37
        Notes to Consolidated Financial Statements of VISaer, Inc. ..................................................S-38

     Report of Independent Public Accountants for VISaer (UK) Limited................................................S-48
     Report of Independent Public Accountants for VISaer (IRL) Limited...............................................S-49



                        INTELLIGENT SYSTEMS CORPORATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Intelligent Systems Corporation:

We have audited the accompanying consolidated balance sheet of Intelligent Systems Corporation and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, shareholders equity and comprehensive (loss) income and cash flows for the year then ended. We have also audited the financial statement schedule for the year ended December 31, 2002 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The Company's consolidated financial statements and financial statement schedule as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule in their report dated March 1, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2002 schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of Consolidated Financial Statements, during the year ended December 31, 2002 the Company changed the manner in which it records reimbursement of out-of-pocket expenses upon the adoption of the accounting standards in Emerging Issues Task Force Issue ("EITF") 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

/s/ BDO Seidman, LLP



Atlanta, Georgia
March 28, 2003


                        INTELLIGENT SYSTEMS CORPORATION

         THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO INTELLIGENT SYSTEMS CORPORATION'S PREVIOUSLY FILED REGISTRATION STATEMENTS FILE NOS: 33-99432, 333-32157 AND 333-58134. THEREFORE, AN INVESTOR'S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.


                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

         TO INTELLIGENT SYSTEMS CORPORATION:

         We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The summarized financial data for PaySys International, Inc. contained in Note 4 are based on the financial statements of PaySys International, Inc., which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 4, is based solely on the report of the other auditors. We did not audit the December 31, 2000 financial statements of VISaer, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in VISaer, Inc. represents 16 percent of total assets in 2000, and the equity in 2000 net loss represents 9 percent of consolidated net income for 2000. The statements of PaySys International, Inc. and VISaer, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for PaySys International, Inc. and VISaer, Inc., is based solely on the reports of the other auditors.

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

         ARTHUR ANDERSEN LLP



         Atlanta, Georgia
         March 1, 2002

* The 2000 Consolidated Balance Sheet and the 1999 Consolidated Statement of Operations, Shareholders' Equity and Cash Flows are not required to be present in the 2002 Annual Report.


                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


AS OF DECEMBER 31,                                                                                2002             2001
                                                                                                ----------     ----------
 ASSETS
 Current assets:
   Cash                                                                                         $    2,644     $   12,026
   Accounts receivable, net                                                                          3,025          2,297
   Notes and interest receivable                                                                       205            424
   Inventories                                                                                         671            547
   Other current assets                                                                                213            353
                                                                                                ----------     ----------
     Total current assets                                                                            6,758         15,647
                                                                                                ----------     ----------
 Long-term investments                                                                               7,145          7,476
 Property and equipment, at cost less accumulated depreciation                                         761            664
 Goodwill                                                                                            2,380          1,813
 Other intangibles, net                                                                                788            458
 Other assets, net                                                                                      28             31
                                                                                                ----------     ----------
 Total assets                                                                                   $   17,860     $   26,089
                                                                                                ==========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                             $    1,301     $    1,013
   Deferred revenue                                                                                  1,697          1,536
   Deferred gain                                                                                       515          1,328
   Accrued expenses and other current liabilities                                                    1,755          1,564
                                                                                                ----------     ----------
     Total current liabilities                                                                       5,268          5,441
                                                                                                ----------     ----------
 Deferred revenue, net of current portion                                                            4,813          2,596
 Other long-term liabilities                                                                            27             80
                                                                                                ----------     ----------
     Total long term liabilities                                                                     4,840          2,676
                                                                                                ----------     ----------
 Commitments and contingencies (note 10)
 Minority interest                                                                                   1,516             --
 Redeemable preferred stock of subsidiary                                                              342            114
                                                                                                ----------     ----------
 Stockholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized, 4,491,779 and
       4,495,530 issued and outstanding at December 31, 2002 and 2001, respectively                     45             45
   Paid-in capital                                                                                  18,432         18,438
   Accumulated other comprehensive loss                                                                (56)          (355)
   Accumulated deficit                                                                             (12,527)          (270)
                                                                                                ----------     ----------
     Total stockholders' equity                                                                      5,894         17,858
                                                                                                ----------     ----------
 Total liabilities and stockholders' equity                                                     $   17,860     $   26,089
                                                                                                ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.


                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


 YEAR ENDED DECEMBER 31,                                                             2002              2001              2000
                                                                                 -------------     -------------     -------------
 Revenue
    Products                                                                     $       6,296     $       5,321     $       4,824
    Services                                                                             4,445             3,397             2,203
                                                                                 -------------     -------------     -------------
     Total revenue                                                                      10,741             8,718             7,027
                                                                                 -------------     -------------     -------------
 Cost of sales
    Products                                                                             3,019             2,633             2,432
    Services                                                                             2,862             1,439               542
                                                                                 -------------     -------------     -------------
     Total cost of sales                                                                 5,881             4,072             2,974
                                                                                 -------------     -------------     -------------
 Expenses
     Marketing                                                                           2,960             2,090               942
     General & administrative                                                            4,562             9,605             3,172
     Research & development                                                              9,798             3,371               915
                                                                                 -------------     -------------     -------------
 Loss from operations                                                                  (12,460)          (10,420)             (976)
                                                                                 -------------     -------------     -------------
 Other income
     Interest income, net                                                                  129             1,017               434
     Investment income (expense), net                                                     (934)           19,902             9,665
     Equity in losses of affiliate companies                                              (235)           (2,173)             (771)
     Other income, net                                                                     900               960                66
                                                                                 -------------     -------------     -------------
 Income (loss) before income tax provision (benefit)                                   (12,600)            9,286             8,418
                                                                                 -------------     -------------     -------------
 Income tax provision (benefit)                                                           (343)              173               203
                                                                                 -------------     -------------     -------------
 Net income (loss)                                                               $     (12,257)    $       9,113     $       8,215
                                                                                 =============     =============     =============
 Basic net income (loss) per share                                               $       (2.73)    $        1.78     $        1.47
 Diluted net income (loss) per share                                             $       (2.73)    $        1.77     $        1.46
                                                                                 =============     =============     =============
 Basic weighted average shares outstanding                                           4,495,058         5,108,413         5,606,715
 Diluted weighted average shares outstanding                                         4,495,058         5,145,691         5,632,484
                                                                                 =============     =============     =============


The accompanying notes are an integral part of these consolidated financial statements.


                        INTELLIGENT SYSTEMS CORPORATION
                                      F-5

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except share amounts)


                                                                                            YEAR ENDED DECEMBER 31,
 STOCKHOLDERS' EQUITY                                                               2002              2001              2000
                                                                               -------------     -------------     -------------
 COMMON STOCK, NUMBER OF SHARES, beginning of year                                 4,495,530         5,623,784         5,114,467
 Exercise of options during year                                                          --             3,334           635,986
 Purchase and retirement of stock                                                     (3,751)       (1,131,588)         (126,669)
                                                                               -------------     -------------     -------------
   End of year                                                                     4,491,779         4,495,530         5,623,784
                                                                               -------------     -------------     -------------
 COMMON STOCK, AMOUNT, beginning of year                                       $          45     $          56     $          51
 Exercise of options during year                                                          --                --                 6
 Purchase and retirement of stock                                                         --               (11)               (1)
                                                                               -------------     -------------     -------------
   End of year                                                                            45                45                56
                                                                               -------------     -------------     -------------
 PAID-IN CAPITAL, beginning of year                                                   18,438            24,216            24,069
 Proceeds from options exercised                                                          --                14             1,085
 Purchase and retirement of stock                                                         (6)           (5,792)             (938)
                                                                               -------------     -------------     -------------
   End of year                                                                        18,432            18,438            24,216
                                                                               -------------     -------------     -------------
 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), beginning of year                       (355)             (215)              731
 Foreign currency translation adjustment during year                                       4                 4                --
 Change in accumulated other comprehensive income (loss)                                 295              (144)             (946)
                                                                               -------------     -------------     -------------
   End of year                                                                           (56)             (355)             (215)
                                                                               -------------     -------------     -------------
 ACCUMULATED DEFICIT, beginning of year                                                 (270)           (9,383)          (14,642)
 Dividends paid                                                                           --                --            (2,956)
 Net income (loss)                                                                   (12,257)            9,113             8,215
                                                                               -------------     -------------     -------------
   End of year                                                                       (12,527)             (270)           (9,383)
                                                                               -------------     -------------     -------------
 TOTAL STOCKHOLDERS' EQUITY                                                    $       5,894     $      17,858     $      14,674
                                                                               =============     =============     =============

 COMPREHENSIVE INCOME (LOSS)
                                                                               -------------     -------------     -------------
 Net income (loss)                                                             $     (12,257)    $       9,113     $       8,215
 Other comprehensive income:
    Foreign currency translation adjustments                                               4                 4                --
    Unrealized gain (loss)                                                               295              (144)             (946)
                                                                               -------------     -------------     -------------
  Comprehensive income (loss)                                                  $     (11,958)    $       8,973     $       7,269
                                                                               =============     =============     =============


The accompanying notes are an integral part of these consolidated financial statements.


                        INTELLIGENT SYSTEMS CORPORATION

                         INTELLIGENT SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                               2002           2001           2000
                                                                         ----------     ----------     ----------
 OPERATIONS:
    Net income (loss)                                                    $  (12,257)    $    9,113     $    8,215
    Adjustments to reconcile net income (loss) to net cash
       used for operating activities, net of
       effects of acquisitions and dispositions:
          Depreciation and amortization                                       1,031          6,595            314
          Deferred gain recognized                                             (813)          (961)            --
          Investment (income) loss, net                                         934        (19,902)        (9,665)
          Equity in loss of affiliate companies                                 235          2,173            771
          Changes in operating assets and liabilities, net of effects of acquisition
             Accounts receivable                                               (728)           (33)           249
             Inventories                                                       (124)           (72)          (149)
             Other current assets                                               (24)           126             66
             Accounts payable                                                   287           (166)           (87)
             Accrued expenses and other current liabilities                   2,378          1,110           (124)
                                                                         ----------     ----------     ----------
 Cash used for operating activities                                          (9,081)        (2,017)          (410)
                                                                         ----------     ----------     ----------
 INVESTING ACTIVITIES:
    Proceeds from sales of investments                                        2,659         20,540         10,291
    Acquisition of company, net of cash acquired                                 39             81             --
    Increase (decrease) in minority interests                                    --             --              5
    Acquisitions of long-term investments                                    (2,880)        (2,806)        (3,628)
    Repayments under notes receivable                                         4,902          5,105            377
    Advances under notes receivable                                          (4,684)        (2,087)        (4,533)
    Purchases of property and equipment, net                                   (335)           (95)          (111)
                                                                         ----------     ----------     ----------
 Cash provided by (used for) investing activities                              (299)        20,738          2,401
                                                                         ----------     ----------     ----------

 FINANCING ACTIVITIES:
    Borrowings under short-term borrowing arrangements                           --            889          1,503
    Repayments under short-term borrowings arrangements                          --         (2,393)          (763)
    Payment of dividends to stockholders                                         --             --         (2,956)
    Purchase and retirement of stock                                             (6)        (5,803)          (112)
    Exercise of stock options                                                    --             14            194
                                                                         ----------     ----------     ----------
 Cash used for financing activities                                              (6)        (7,293)        (2,134)
                                                                         ----------     ----------     ----------

 Effects of exchange rate changes on cash                                         4              4             --
                                                                         ----------     ----------     ----------
 Net increase (decrease) in cash                                             (9,382)        11,432           (143)
 Cash at beginning of year                                                   12,026            594            737
 Cash at end of year                                                     $    2,644     $   12,026     $      594
                                                                         ==========     ==========     ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                               $       --     $       52     $       59
    Cash paid (received) during the year for income taxes                      (362)           577             --


The accompanying notes are an integral part of these consolidated financial statements.


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

Nature of Operations - We create, operate and invest in businesses, principally in the information technology sector. Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology products and services and Industrial Products. Operations in Information Technology products and services, which consist of our VISaer, QS Technologies and CoreCard Software subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. In prior periods, through November 2000, we were involved in Healthcare Services as well. Our operations are explained in further detail in Note 17. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.

Use of Estimates - In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Some areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation allowances on our investments, depreciation and amortization expense and accrued expenses. These estimates and assumptions also affect amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material accounts and transactions between our subsidiaries.

Investments - We account for investments by the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments in corporations of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2002 and 2001, the aggregate fair market value of our available-for-sale securities consisted of equity securities totaling $36,000 and $2.0 million, respectively. These amounts include net unrealized holding losses of $64,000 and $359,000 as of December 31, 2002 and 2001, respectively. These amounts are reflected as a separate component of stockholders' equity.

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

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. The cost of each major class of property and equipment at December 31, 2002 and 2001 is as follows:

(in thousands)                            2002      2001
                                        --------- ---------
Operating equipment                     $ 2,616   $ 1,397
Furniture and fixtures                      216       199
Leasehold improvements                      448       241


For financial reporting purposes, we use a combination of the straight-line method and the 150 percent declining balance method over the estimated lives of the assets, as follows:

CLASSIFICATION                         USEFUL LIFE IN YEARS
--------------                         --------------------
Operating equipment                           3 - 5
Furniture & fixtures                          5 - 7
Leasehold improvements                        1 - 3


Accumulated depreciation was $2.5 million and $1.2 million at December 31, 2002 and 2001, respectively. Depreciation


                        INTELLIGENT SYSTEMS CORPORATION
expense was $721,000, $307,000 and $316,000 in 2002, 2001 and 2000,
respectively. These expenses are included in general and administrative expenses.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. At December 31, 2002, the cost and carrying value of equipment leased to customers is $657,000 and $176,000, respectively, and accumulated depreciation associated with leased equipment is $481,000. At December 31, 2001, the cost and carrying value of equipment leased to customers was $488,000 and $101,000, respectively, and accumulated depreciation associated with leased equipment was $387,000. The minimum future lease revenue under non-cancelable contracts through August 2004 is $783,000 at December 31, 2002. There is no contingent rental income under the leases. These assets are included in Property and Equipment at December 31, 2002 and 2001.

Other Assets - Other assets are carried at cost net of related amortization. Effective July 1, 2001, we account for acquisitions in accordance with SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Intangible Assets". Our policy is to write off the asset and accumulated amortization for fully amortized intangibles. In accordance with SFAS No. 142, we periodically, but at least annually, assess our intangible assets, including goodwill, for indicators of impairment. When circumstances indicate that an intangible asset other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". For the year ended December 31, 2002, no impairment was identified. Prior to the adoption of SFAS No. 142, we periodically assessed the impairment of enterprise level intangibles pursuant to the provisions of APB No. 17, "Intangible Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". At September 30, 2001, we determined the long-lived assets associated with our VISaer subsidiary were impaired under SFAS No. 121 (see Note 2). Accordingly, we expensed $6.0 million related to goodwill in general and administrative expense which is reflected in the statements of operations for the year ended December 30, 2001. Also in the year ended December 31, 2001, we expensed $425,000 of purchased research and development related to the acquisition of VISaer (see Note 2). The carrying value of intangibles at December 31, 2002 is $3.2 million, of which $2.4 million is goodwill. The carrying value of intangibles at December 31, 2001 was $2.3 million, of which $1.8 million was goodwill. As explained in more detail in Note 2, in 2002 goodwill increased by $339,000 and other intangibles increased by $642,000 in connection with the acquisition of CoreCard. Goodwill also increased by $228,000 in 2002 reflecting the accretion of the redeemable preferred stock of VISaer owned by minority stockholders of VISaer. In fiscal years 2002, 2001 and 2000, we recorded total intangible amortization expense of approximately $310,000, $92,000 and $29,000, respectively. Accumulated amortization of intangibles totaled $403,000 and $92,000 at December 31, 2002 and 2001, respectively. We had no goodwill amortization expense in periods presented herein. Annual amortization expense for the following five years is expected to be approximately $300,000, $220,000, $140,000, $128,000 and $0 for
the years ending December 31, 2003 through 2007, respectively.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 2002 and 2001 consist of the following:

(in thousands)                              2002    2001
                                            ----    ----
 Income taxes payable                       $  7    $ --
 Accrued payroll                             869     761
 Other accrued expenses                      879     803
                                            ----    ----


Stock Based Compensation - At December 31, 2002 we had two stock-based compensation plans which are more fully described in Note 14. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123", the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation".


YEAR ENDED DECEMBER 31,
-----------------------
(in thousands except
 per share data)                     2002          2001          2000
-------------------                ---------     ---------     ---------
 Net income (loss), reported       $ (12,257)    $   9,113     $   8,215

 Add: stock-based employee
   compensation included in
   reported net income (loss),
   net of related tax effect              --            --            --
 Deduct: stock-based
   compensation expense
   determined under fair
 value based method for all
 awards, net of related tax effect       (14)          (27)           --
                                   ---------     ---------     ---------
 Proforma net income (loss)        $ (12,271)    $   9,086     $   8,215
                                   =========     =========     =========
 Proforma  net income  (loss)
 per common share basic            $   (2.73)    $    1.78     $    1.47
                                   ---------     ---------     ---------
 Proforma  net income  (loss)
 per common share diluted          $   (2.73)    $    1.77     $    1.46
                                   ---------     ---------     ---------


Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2002 and 2001.

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting,


                        INTELLIGENT SYSTEMS CORPORATION
training, reimbursable expenses, maintenance and support for software products and, in 2000, healthcare services.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer. There are no remaining future obligations and delivery occurs upon shipment. We provide for estimated sales returns in the period in which the sales are recorded. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.

We recognize software fees in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", as amended by SOP No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions". Under SOP 97-2, we recognize software license fees when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. SOP 98-9 requires recognition of revenue using the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue. SOP 98-9 was effective for transactions entered into after March 15, 1999, and we adopted the residual method for such arrangements at that time. For those contracts that contain significant production, modification and/or customization, software license fees are recognized utilizing Accounting Research Bulletin ("ARB") No. 45, "Long-term Construction Type Contracts", using the relevant guidance in SOP 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts".

For percentage of completion contracts, we measure the progress toward completion and recognize the software license fees based upon input measures (i.e. in the same proportion that the amount of labor hours incurred to date bears to the total estimated labor hours required for the contract). If reliable estimates cannot be determined, we follow the completed contract method. Under the completed contract method, all revenue is deferred until the customer has accepted the software and any refund rights have expired.

Service revenue related to implementation, consulting, training and healthcare services is recognized when the services are performed. Service revenue related to software maintenance and support contracts is recognized on a straight-line basis over the life of the contract (typically one year).

Reimbursable Expenses - Prior to January 1, 2002, we recorded reimbursement by our customers for out-of-pocket expenses as a decrease to cost of services. Our results of operations for the year ended December 31, 2002 has been reclassified in accordance with the Emerging Issues Task Force ("EITF") release 01-14, "Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred". The effect of this reclassification was to increase both services revenues and cost of services by $75,000 for the year ended December 31, 2002. The effects of the aforementioned adjustment was immaterial for the years ended December 31, 2001 and 2000.

Deferred Revenue - Current deferred revenue consists primarily of advance payments by software customers for annual maintenance and support services. Deferred revenue, net of current portion, consists of advance payments from one customer and is being accounted for on a completed-contract basis. As of December 31, 2002, we had an outstanding balance of deferred revenue of $4.8 million. We do not anticipate any loss under this contract.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Cost of Sales - Cost of sales for product revenue includes direct material, direct labor, production overhead and third party license fees. Cost of sales for service revenue includes direct cost of services rendered, including reimbursed expenses.

Software Development Expense - We have evaluated the establishment of technological feasibility of our products in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed". We sell products in markets that are subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility has generally not been established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which cost could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.


                        INTELLIGENT SYSTEMS CORPORATION

In accordance with SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", we have expensed all cost incurred in the preliminary project stage for software developed for internal use. We capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the three years ended December 31, 2002, we did not capitalize any internal use software costs.

Income Taxes - In accordance with SFAS No. 109, "Accounting for Income Taxes", we utilize the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

Reclassifications - It is our policy to reclassify prior year amounts to conform with current year financial statements presentation when necessary.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our products to distributors and end users involved in a variety of industries including automotive, aircraft operators and maintenance providers, and government entities. We perform continuing credit evaluations of our customers' financial condition and we generally do not require collateral.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. We included any accounts receivable balances that are determined to be uncollectable, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

New Accounting Pronouncements - In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We have determined that the adoption of SFAS No. 146 will not have an impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment to SFAS 123". SFAS No. 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS No. 123, which provides for additional transition methods are effective for periods ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We have not determined as yet whether or when we will adopt the fair value based method of accounting but we will meet the disclosure requirements as of the effective date.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. We have not identified any variable interest entities and do not expect FIN 46 to have an effect on our consolidated financial statements.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 2

ACQUISITIONS

CoreCard Software, Inc. - We acquired 360,639 shares of common stock of CoreCard, representing a 30.7% interest in CoreCard Software, Inc. (formerly Delos Payment Systems, Inc.) ("CoreCard") as a result of the spin-off of CoreCard to the shareholders of PaySys prior to its sale in April 2001. CoreCard is an emerging stage company that develops software to handle account management and processing of card systems (such as credit and debit cards) for financial and commercial institutions. In 2001, we loaned $1.5 million to CoreCard. As a result of a default on the loan during 2002, we acquired the right to and elected a majority of the CoreCard board of directors and obtained the right to and converted our loans into what resulted in a controlling interest. Therefore we began to consolidate the CoreCard operations during 2002.

We recorded intangible assets upon consolidation in the first quarter of 2002 in accordance with SFAS No. 141. Of the intangibles acquired, $642,000 was allocated to our pro rata share of CoreCard's acquired software which will be amortized at a rate of $128,400 annually over a five-year period, and $287,000 was recorded as goodwill. Of the goodwill amount, none is deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.


AT JANUARY 1, 2002
------------------
(in thousands)
--------------
 Current assets                 $    138
 Property, plant, and                472
 equipment
 Intangible assets                   642
 Goodwill                            287
                                --------
   Total assets acquired           1,539

 Current liabilities                 124
 Long-term debt                    1,415
                                --------
   Total liabilities assumed    $  1,539
                                --------


During 2002, we converted $3.2 million of principal and interest outstanding under the loans to CoreCard into 3,734 shares of Series B Convertible Preferred Stock of CoreCard, at the same time as two other minority investors converted their loans to Series B Preferred Stock of CoreCard. As a result, our ownership interest increased to 65% of the outstanding shares of CoreCard on an as-if converted basis. We provided additional funds in the amount of $2.6 million to CoreCard under a secured loan to fund working capital in the second half of 2002. The loan is eliminated in consolidation. Effective January 2003, we converted $2.5 million of CoreCard's indebtedness to us into additional 10,137 shares of Series B Convertible preferred Stock, increasing our ownership to 87% of the outstanding shares of CoreCard.

VISaer, Inc. - As of June 30, 2001, we owned 40% of VISaer, Inc. ("VISaer") and accounted for our investment under the equity method of accounting. At that date, we had a carrying value for VISaer of $2.9 million in long-term investments and $1.7 million in principal and interest outstanding under affiliate notes receivable from VISaer. VISaer, a software company that designs and sells software that automates the maintenance, repair and overhaul ("MRO") operations of airlines, is the successor company of Visibility, Inc., an enterprise resource planning ("ERP") company whose operations were spun off in June 2000. Effective July 1, 2001, in an unplanned restructuring transaction involving all preferred shareholders of VISaer, we converted $956,000 of our VISaer note receivable into a new series of preferred stock of VISaer. In addition, VISaer repaid the balance of $725,000 owed to us shortly after the restructuring was completed.

The debt to equity conversion in July 2001 resulted in our taking control of VISaer. Our ownership of VISaer increased from 40% to 65%, and we accounted for the transaction as a "step" acquisition. For financial reporting periods after July 1, 2001, we account for VISaer under the consolidation method. The accounting treatment for the "step" acquisition and related purchase accounting of VISaer had the result of immediately creating $8.8 million in intangible assets for financial reporting purposes. In accordance with SFAS No. 141, based on third party valuations, we identified and valued the following intangible assets: existing software technology ($2.0 million), in-process research and development ($1.7 million) and a favorable lease contract ($200,000). At the time of the acquisition we recorded 25% of such amounts to reflect the amount associated with our acquisition of an additional 25% "step" of VISaer. The recorded amount for existing software technology ($500,000) is being amortized over its estimated useful life of three years and the recorded amount for the favorable lease contract ($50,000) is being amortized over the remaining term of the lease (through July 2004). We immediately expensed $425,000 (representing 4.8% of the $8.8 million of total intangibles) related to purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. This amount is included in research and development expense in the accompanying financial statements for the year ended December 31, 2001. The remaining excess intangible value in the amount of $7.8 million was booked as goodwill at July 1, 2001.

Post-acquisition Write-down of Goodwill - At September 30, 2001, as a result of the terrorist attacks on September 11, 2001 which directly impacted the aerospace industry into which VISaer sells its software products, we evaluated the extent to which the VISaer reporting unit might be impaired. An analysis



                        INTELLIGENT SYSTEMS CORPORATION
by a third party based on an undiscounted cash flow model determined that under SFAS No. 121, the long-lived assets associated with VISaer were impaired. Based upon this appraisal, we assessed the total fair value of VISaer at September 30, 2001 to be $3.7 million. Based on our 65% ownership, the value of our ownership was $2.4 million. We expensed $6.0 million related to goodwill. The one-time charge is included in general and administrative expense in the consolidated financial statements for the year ended December 31, 2001. We loaned additional funds to VISaer in the amount of $4.4 million for working capital needs during 2002. These loans eliminate in consolidation.

NOTE 3

SALES AND WRITE-DOWNS OF ASSETS

Atherogenics, Inc. - At various times in 2002, we sold all of our interest in Atherogenics, Inc. [NASDAQ:AGIX], a company in which we were a seed-stage investor. The average price per share for the 306,859 shares sold in 2002 was $7.22. We received a total of $2.1 million cash from the sales and recorded a gain of $1.1 million in the year ended December 31, 2002.

Daw Technologies, Inc. - In the second quarter of 2002, we wrote off $1.2 million related to our holdings in Daw Technologies, Inc. ("Daw"). We had acquired the Daw common stock in a prior sale of a subsidiary to Daw and had accumulated $1.2 million of unrealized loss as of June 30, 2002 as a result of a decline in the market price of Daw stock. We determined that the value of our Daw stock was permanently impaired due to Daw's delisting from NASDAQ and poor financial condition. Consequently we took a charge of $1.2 million to write off the unrealized loss and to reserve against the remaining carrying value of the investment. We sold our interest in the fourth quarter of 2002 for a minimal amount.

Novient, Inc. - In 2002, we sold our remaining interest in Novient, Inc., a privately held software company, for $10,000 cash in a merger transaction between Novient and a foreign corporation, recognizing a loss of $187,000 on the sale. Previously, in 1999, we had sold part of our holdings in Novient in a private transaction, recognizing a gain of $233,000 and netting $286,000 in cash.

PaySys International, Inc. - On April 27, 2001, we sold our 32% ownership interest in PaySys, an affiliate company, to First Data Corporation. In exchange for the sale of all of our shares of PaySys common stock, we received cash proceeds of $17.8 million and recorded a pretax gain of $17.8 million. In addition, PaySys repaid $4.3 million in principal and interest related to short-term bridge loans. Furthermore, an escrow fund totaling $20.0 million was set aside for potential liabilities that may arise after the closing of the sale. The balance of the fund, after payment of any and all claims, will be distributed pro rata to PaySys shareholders, including us, as additional sale proceeds and gain at various time periods over the four years after the sale. First Data Corporation has asserted claims against part of the escrow fund and the PaySys shareholders are disputing the claimed amount.

Immediately prior to the sale to First Data Corporation, PaySys spun off two subsidiaries to its shareholders. Accordingly, at that time we owned approximately 31 percent of Delos Payment Systems, Inc. (now CoreCard Software) and 31 percent of dbbAPPS, Inc. We did not record a gain on the distribution to us of an interest in these two companies. Rather, due to uncertainty regarding the two early stage companies, we booked a valuation reserve equal to the net asset value and goodwill associated with our pro rata share of the value of our interest in CoreCard and dbbAPPS. In the fourth quarter of 2001, in accordance with Accounting Principles Board ("APB") No. 18, "The Equity Method of Accounting for Investments in Common Stock", we classified a secured loan in the amount of $1.5 million to CoreCard as additional investment. At the same time, we recaptured $1.42 million in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the consolidated statements of operations for the year ended December 31, 2001. As explained in Note 2, we acquired a controlling interest in CoreCard effective January 2002 and consolidate its results of operations since that date. The carrying value of dbbAPPS at December 31, 2001 and 2002 is zero.

HeadHunter.net - In the third quarter ended September 30, 2001, we sold 90,228 shares of common stock (representing all of our interest) of HeadHunter.net. We originally acquired the shares in exchange for our holdings in privately held MiracleWorker.com in August 2000. We received $821,000 cash and recognized a gain of $471,000 on an original cost basis of $350,000.

Lumenor, Inc - In 2002, we took a write-down of $500,000 against the original $500,000 cost of our minority investment in Lumenor, Inc. based on the failure of the business to raise new financing.

Nutec Sciences, Inc. - In 2002, we recorded an investment loss of $444,000 on the sale of our minority interest in Nutec Sciences, Inc., in a transaction in which we received cash of $56,000 on an original cost basis of $500,000.

PsyCare America, LLC - On November 1, 2000, we sold certain operating assets of our subsidiary PsyCare America, LLC, consisting mainly of contracts and intellectual property, and closed the remaining operations. We sold the assets to iExalt, Inc. in exchange for 200,000 shares of common stock of iExalt. The carrying value of the common stock of iExalt at December


                        INTELLIGENT SYSTEMS CORPORATION

31, 2002 is zero as a result of iExalt's delisting and poor financial condition.

Risk Laboratories, LLC - On March 21, 2000, we sold part of our interest in Risk Laboratories, LLC in a private transaction. We sold 2,310,000 units for $8.8 million in cash and a gain of $8.6 million. On January 18, 2001, we sold 214,273 units of Risk to the same buyer for a total of $900,000 cash and recorded a gain of $893,000 based on a cost basis of $7,000. At the same time, we acquired 107,137 common units from Risk for a total acquisition price of $450,000. Concurrent with the purchase of these units, we recaptured $450,000 in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the accompanying consolidated statement of operations for 2001. On May 3, 2001, we sold an additional 257,127 common units of Risk to the same buyer. We received $1.0 million cash and recorded a second quarter gain of $1.0 million on a cost basis of zero. On March 14, 2002, we sold our remaining interest in Risk for a total of $474,000 cash, recording a gain of $474,000 on a cost basis of zero.

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

NOTE 4

INVESTMENTS IN AFFILIATES

PaySys International, Inc. - Prior to the sale of PaySys on April 27, 2001 (refer to Note 3), we owned a 32.6 % interest in PaySys International, Inc., a software company accounted for using the equity method of accounting. No cash dividends were received from the affiliate in 2001 or 2000.

The following table contains the summarized financial information of PaySys.


YEAR ENDED DECEMBER 31,
-----------------------
(in thousands)                  2000
--------------                --------
 Current assets               $  8,747
 Current liabilities            31,992
 Noncurrent assets               4,978
 Noncurrent liabilities         12,730

 Net sales                    $ 40,477
 Operating income (loss)       (20,653)
 Net loss                      (24,527)
                              --------


There is no data provided for 2002 and 2001 because we sold our PaySys stock in April 2001. See Note 3.

VISaer, Inc. - Prior to the acquisition of VISaer, Inc. (see Note 2), we owned a 40.2% interest in VISaer. The investment was classified as an affiliate and accounted for using the equity method of accounting because we owned less than 50% of the company and did not exert control over the company prior to the acquisition. Since the acquisition in July 2001, we have consolidated the results of VISaer. Our pro rata share of VISaer's loss was $116,000 for the six months ended June 30, 2001 and $720,000 for the fiscal year 2000. No cash dividends were received from the affiliate in 2001 or 2000.

The following table contains the summarized financial information of VISaer.


YEAR ENDED DECEMBER 31,
-----------------------
(in thousands)                 2001*       2000**
 ----------------------       -------     --------
 Current assets               $ 1,465     $  1,036
 Current liabilities            5,184        7,794
 Noncurrent assets                335          257
 Noncurrent liabilities         2,677        2,632

 Net sales                    $ 4,821     $ 11,752
 Operating loss                (3,558)      (2,757)
 Net loss                        (184)        (583)
 -------------------------    -------     --------


*   We have consolidated VISaer since July 1, 2001.
**  Includes results of business line sold in July 2000

NOTE 5

INVESTMENTS

The following summarizes our ownership interest in certain non-significant companies included in our long-term investments. At December 31, 2002, our ownership interest in each of the named companies was as follows: NKD Enterprises (25%), MediZeus (27%), Horizon Software (18%), Cirronet (18%) and RF Solutions (3%). The material ownership interests are classified below according to applicable accounting methods at December 31, 2002.


                        INTELLIGENT SYSTEMS CORPORATION

                                             COST BASIS
                                   CARRYING     BEFORE
(in thousands)                      VALUE    DISTRIBUTIONS
 ------------------------------    --------  -------------
 EQUITY METHOD

 NKD Enterprises                   $    862    $  1,286
 Horizon Software                     2,613       2,500
 MediZeus                               615         843
                                   --------    --------
 COST METHOD
                                   --------    --------
 Cirronet                          $    740    $    525
 RF Solutions                           600         600
                                   --------    --------


The following table presents summarized combined financial information for the Company's 50% or less owned investments named above.


                                     AS OF AND FOR THE
                                        YEAR ENDED
(in thousands)                      DECEMBER 31, 2002
--------------                      ------------------
Revenues                                 $23,446
Operating Loss                            (6,619)
Net Loss                                  (7,227)
Current Assets                             8,166
Non-current Assets                         7,410
Current Liabilities                        6,813
Non-current Liabilities                    1,405
Stockholders Equity                        7,358


Marketable Securities - The carrying and estimated fair values of available-for-sale securities at December 31, 2002 and 2001 are summarized as follows:

(in thousands)                      2002       2001
 -------------                      -----     -------
 Cost                               $ 100     $ 2,398
 Gross unrealized gains                --         792
 Gross unrealized losses              (64)     (1,151)
                                    -----     -------
 Estimated fair values              $  36     $ 2,039
                                    -----     -------


Of the estimated fair values above, Matria Healthcare [NASDAQ:MATR] represents $36,000 at December 31, 2002 and Atherogenics [NASDAQ:AGIX] represents $1.9 million at December 31, 2001.

Our aggregate share of the undistributed earnings (losses) of 50 percent or less owned companies accounted for by the equity method was $(624,000) and $(432,000) at December 31, 2002 and 2001, respectively. The majority of such undistributed earnings (losses) relates to MediZeus for 2002 and CoreCard for 2001.

NOTE 6

ACCOUNTS RECEIVABLE, NOTES RECEIVABLE
AND CONCENTRATION OF CREDIT RISK

At December 31, 2002 and 2001, our allowance for doubtful accounts and sales returns amounted to $63,000 and $45,000, respectively. Provisions for doubtful accounts and sales returns were $49,000, $8,500 and $12,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, notes receivable include $163,000 from RF Solutions, Inc., an early stage company in which we own a minority interest accounted for on the cost basis. The convertible bridge loan bears interest at the rate of 8% per annum and principal and accrued interest are due on March 1, 2003. RF Solutions is in default on the note repayment, pending a plan to the sell the company and repay the note at the time of the transaction.

Our accounts receivable are subject to potential credit risk. Our subsidiaries sell products direct to end-user customers and through channel resellers and partners. If the financial condition of a significant channel reseller or customer deteriorates, it could have an adverse impact on the subsidiary and consolidated operating results. One VISaer customer represents 12% of consolidated revenue in 2002 and two VISaer customers represent 15% and 21%, respectively, of consolidated accounts receiveable at December 31, 2002. In 2001, one VISaer customer represented 23% of consolidated revenue and two VISaer customers represented 18% and 21%, respectively, of consolidated accounts receivable at December 31, 2001. One customer of Chemfree represents approximately 14% of consolidated revenue in 2002. Another customer of ChemFree represented approximately 10% of consolidated revenue in 2001 and 10% of consolidated accounts receivable at December 31, 2001.

NOTE 7

BORROWINGS AND LONG-TERM DEBT

Terms and borrowings under our credit facilities are summarized as follows:


YEAR ENDED DECEMBER 31,
-----------------------
(in thousands)                                2002       2001
 -------------                               -------    ------
 Maximum outstanding (month-end)                  --    $1,933
 Outstanding at year end                                    --
 Average interest rate at year end                --        --
 Average borrowings during the year               --    $  509
 Average interest rate                           N/A       8.2%
                                             -------    ------


Our credit facility expired in May 2001 at which time we paid the outstanding balance in full.

Interest paid on debt during 2002, 2001 and 2000 amounted to $0, $52,000, and $59,000, respectively.


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 8

DEFERRED GAIN

In connection with the sale of one of our VISaer subsidiary's product lines in July 2000, the buyer assumed the liabilities of the purchased line of business. VISaer did not obtain releases from creditors for a portion of these liabilities and contracts and, accordingly, remains contingently liable for these obligations. VISaer recorded these liabilities as deferred gain. As of December 31, 2002, the balance of deferred gain consisted of $512,000 in accounts payable and accrued expenses and $3,000 in capital lease obligations. In accordance with SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125", VISaer recognizes the deferred gain when the liability is paid and the company is relieved of its obligation. We recognized $813,000 and $960,000, respectively, of the deferred gain in the component of other income/expense in the consolidated statements of operations for the years ended December 31, 2002 and 2001.

NOTE 9

INCOME TAXES

The income tax provision (benefit) consists of the following:


YEAR ENDED DECEMBER 31,
-----------------------
  (in thousands)                              2002            2001          2000
                                        ----------      ----------      --------
  Current                               $     (343)     $      173      $    203
                                        ----------      ----------      --------


Following is a reconciliation of estimated income taxes at the blended statutory rate to estimated tax expense as reported:

YEAR ENDED DECEMBER 31,                   2002            2001           2000
-----------------------                 ----------      ----------      --------
 Statutory rate, blended                        34%             34%           34%
 Change in valuation
    Allowance                                  (34)%           (32)%         (32)%
 Other                                          (3)%            --            --
                                        ----------      ----------      --------
 Effective rate                                 (3)%             2%            2%
 ===================================    ==========      ==========      ========


At December 31, 2002, our subsidiaries had net operating loss carryforwards totaling $201,000. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire by 2023. At December 31, 2002, we had a capital loss carryforward of $847,000. The capital loss carryforward, if unused to offset future capital gains, will expire in 2007.

We account for income taxes using SFAS No. 109, "Accounting for Income Taxes". We have a deferred tax asset of approximately $13.6 million and $9.3 million at December 31, 2002 and 2001, respectively. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2002 and 2001 by a valuation allowance of an equal amount. The deferred tax asset at December 31, 2002 and 2001 relates to losses at the VISaer and CoreCard subsidiaries which are not consolidated for tax purposes; most of which is limited due to Federal income tax regulations.

Income taxes paid (refunded) during 2002 and 2001 were ($362,000) and $577,000, respectively. No income taxes were paid in 2000.

NOTE 10

COMMITMENTS AND CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through July 2005. Future minimum lease payments are as follows:


YEAR ENDED DECEMBER 31,
-----------------------
(in thousands)
-----------------------
      2003                               $    614,000
      2004                                    345,000
      2005                                     59,000
                                         ------------
Total minimum lease payments              $ 1,018,000
                                         ============


Rental expense for leased facilities and equipment related to operations amounted to $1.2 million, $1.0 million and $948,000, for the years ended December 31, 2002, 2001 and 2000, respectively. Companies in Intelligent Systems Incubator sublease space from the company. For the year ended December 31, 2002, 2001 and 2000, the company received $444,000, $484,000 and $515,000, respectively, in sublease rental income which reduces the company's rental expense during these years.

Legal Matters - In 1999, a suit was brought against our ChemFree subsidiary and two other parties by a former consultant of ChemFree. The suit challenges the ownership of various intellectual property assets of ChemFree. ChemFree and the other parties to the litigation strongly deny the allegations, have filed cross claims against another entity and intend to vigorously defend the suit. The case is pending in the Superior Court of Gwinnett County, Georgia. ChemFree has filed suit in Federal court seeking a judgment against the consultant. While the company believes ChemFree has sufficient evidence to refute the claims made, there can be no assurance that the case will be resolved in favor of ChemFree. In addition, from time to time we are party to a small number of legal matters arising in the ordinary course of business. It is management's opinion that none of these matters will have a


                        INTELLIGENT SYSTEMS CORPORATION
material adverse impact on our consolidated financial position or results of operations.

Investment Company Act - The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is primarily engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer's total assets. We do not intend to be and do not consider that we are an investment company and have relied on Rule 3a-1 of the 1940 Act which provides that a company is not deemed to be an investment company if not more than 45 percent of the value of its assets and no more that 45 percent of its net income in the last four quarters is derived from securities of companies it does not control. In the quarter ended March 31, 2001, we may technically have triggered the definition related to net income because of gains generated from the sale of non-control securities in the past four quarters. However, at that time and to the extent necessary to do so, we elected to rely on safe harbor from the definition of an investment company for transient investment companies contained in Rule 3a-2 under the Investment Company Act. Rule 3a-2 provides a conditional one year exclusion from the investment company definition for an issuer that, among other things, has a bona fide intent not to be an investment company as soon as reasonably practicable. No issuer may rely on Rule 3a-2 more frequently than once in any three-year period. We were in compliance with the requirements of Rule 3a-1 of the 1940 Act within the one-year exemption period and have been in compliance since that time. We believe we will continue to be in compliance but if we fail to do so before March 2004, we will not be able to rely on the safe harbor provision of Rule 3a-2.

NOTE 11

POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors' Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2002 and 2001, we have accrued $150,000 and $100,000, respectively for future payments under the plan.

NOTE 12

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

This amount relates to our VISaer subsidiary's obligation to a minority shareholder of VISaer pursuant to the redemption provision of the preferred stock of VISaer. The amount related to the VISaer obligation to Intelligent Systems pursuant to the redemption provision is eliminated in consolidation. On March 28, 2003, the holders of preferred stock of VISaer consented to a permanent waiver of their redemption rights.

NOTE 13

STOCKHOLDERS' EQUITY

We have authorized 20,000,000 shares of Common Stock, $0.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $0.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time. At various times during the year ended December 31, 2002, we repurchased and retired 3,751 shares of our common stock at prevailing market prices. On July 17, 2001, we repurchased and retired one million shares of our common stock at $5.25 per share pursuant to a self-tender offer. We repurchased and retired an additional 132,000 shares at fair market value during the year ended December 31, 2001. In the year ended December 31, 2000, we repurchased and retired 126,669 shares of common stock at fair market value.

NOTE 14

STOCK OPTION PLAN

We instituted the 1991 Incentive Stock Plan (the "Plan") in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan expired in December 2001, with 148,000 shares ungranted. The Plan provided shares of common stock that may be sold to officers and key employees. In August 2000, we instituted a Non-Employee Directors' Stock Option Plan (the "Directors' Plan") that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors' Plan, each non-employee director was granted an option to acquire 5,000 shares. At each annual meeting, each director receives a grant of 4,000 shares. Stock options under both plans are granted at fair market value on the date of grant. As of December 31, 2002, a total of 829,000 options under both plans have been granted, 724,320 have been exercised and 68,349 options are fully vested and exercisable at a weighted average price per share of $4.59. All options expire ten years from their respective dates of grant. At December 31, 2002, the weighted average remaining contractual life of the outstanding options is 7.3 years. Stock option transactions during the three years ended December 31, 2002 were as follows:


                        INTELLIGENT SYSTEMS CORPORATION

                                      2002        2001            2000
                                   ---------    ---------    --------------
 Options outstanding
   at Jan. 1                          88,680       76,014           655,000
 Options granted                      16,000       16,000            57,000
 Options exercised                        --        3,334           635,986
 Options canceled                         --           --                --
                                   ---------    ---------    --------------
 Options outstanding
   at Dec. 31                        104,680       88,680            76,014
                                   =========    =========    ==============

 Options available
 for grant at Dec. 31                148,000      164,000           328,000
                                   =========    =========    ==============
 Options exercisable
   at Dec. 31                         68,349       38,014            19,014
                                   =========    =========    ==============
  Option price ranges
   per share:
  Granted                          $    3.15    $    4.26    $  4.00 - 4.25
  Exercised                               --    $    4.25    $ 0.875 - 2.94
  Canceled                                --           --                --

  Weighted average
   option price per
   share:
  Granted                          $    3.15    $    4.26    $         4.16
  Exercised                               --    $    4.25    $         1.72
  Canceled                                --           --                --
                                   ---------    ---------    --------------
 Outstanding at
   Dec. 31                         $    3.80    $    3.91    $         3.86
                                   =========    =========    ==============
 Exercisable at
   Dec. 31                         $    4.59    $    3.53    $         2.94
                                   =========    =========    ==============

We account for the Plan under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants under the Plan based upon the provisions of SFAS No. 123. The fair value of each option granted in each of the last three years has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

YEAR ENDED DECEMBER 31,              2002          2001           2000
-----------------------            ---------     ---------    --------------
 Risk free rate                            4%            4%               6%
 Expected life of option
   in years                              7.3           7.9              9.0
 Expected  dividend  yield                 0%            0%               0%
   rate
 Expected volatility                      47%           51%             114%
 ------------------------------    ---------     ---------    --------------


Under these assumptions, the weighted average fair value of options granted in 2002, 2001 and 2000 was $1.72, $1.71 and $3.15 per share, respectively. The fair value of the grants would be amortized over the vesting period for the options.

NOTE 15

FOREIGN SALES AND OPERATIONS

Foreign sales are based on the location of the customer. Sales to customers by geographic areas for three years ended December 31, 2002 are as follows:


YEAR ENDED DECEMBER 31,
-----------------------
 (in thousands)                       2002        2001          2000
---------------                    ---------    ---------    --------
 Foreign Countries:
   United Kingdom                  $   2,846    $   2,429    $    733
   China                                 294          244          72
   Other                                 434          253          --
                                   ---------    ---------    --------
 Subtotal                              3,574        2,926         805
 United States                         7,167        5,792       6,222
                                   ---------    ---------    --------
 Total                             $  10,741    $   8,718    $  7,027
                                   ---------    ---------    --------


With the acquisition of VISaer on July 1, 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland. For the years ended December 31, 2002, 2001, and 2000, income before provision for income taxes derived from foreign subsidiaries approximated $20,000, $63,000 and $0, respectively. Substantially all long-lived assets are in the United States.

At December 31, 2002 and 2001, foreign subsidiaries had assets of $356,000 and $595,000, respectively, and total liabilities of $464,000 and $498,000, respectively.

There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-US currency amounts.


NOTE 16


EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share were computed in accordance with SFAS No. 128 "Earnings per Share". Basic net earnings (loss) per share are computed by dividing net earnings (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the earnings (loss) and the shares used in the basic and diluted net earnings (loss) per share computation:



                        INTELLIGENT SYSTEMS CORPORATION

YEAR ENDED DECEMBER 31,
 (in thousands except per share data)     2002         2001         2000
                                        ---------    --------    ----------

  BASIC
    Net earnings (loss)                 $(12,257)    $  9,113    $    8,215

    Weighted average shares
      outstanding                          4,495        5,108         5,607
                                        --------     --------    ----------
    Net earnings (loss)
      per share                         $  (2.73)    $   1.78    $     1.47
                                        ========     ========    ==========
  DILUTED
    Net earnings (loss)                 $(12,257)    $  9,113    $    8,215

    Weighted average shares
      outstanding                          4,495        5,108         5,607
    Effect of dilutive potential
      common shares:
      Stock options                           --           38            25
                                        --------     --------    ----------
    Total                                  4,495        5,146         5,632
  Net earnings (loss) per share         $  (2.73)    $   1.77    $     1.46
                                        ========     ========    ==========


NOTE 17

INDUSTRY SEGMENTS

In 2002 and 2001, our consolidated subsidiaries were involved in two industry segments: Information Technology products and services and Industrial Products. In 2000, we were also involved in a third industry segment, Healthcare Services. Operations in Information Technology products and services, which include our VISaer, QS Technologies and CoreCard subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Operations in Healthcare Services, which consisted of the PsyCare subsidiary prior to its sale in November 2000, involved mental health and substance abuse treatment programs. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the three years ended December 31, 2002.


YEAR ENDED DECEMBER 31,
-------------------------------------- ---------- ----------
(in thousands)                       2002          2001          2000
                                   ---------     ---------     ---------
 Information Technology
   Revenue                         $   5,456     $   4,353     $   1,828
   Operating income (loss)           (11,096)       (4,754)          219
   Depreciation and
     amortization                        858         2,527            52
   Capital expenditures                  116           189            32
   Identifiable assets                 6,334         4,792           528
   Goodwill                            2,380         1,813            --
 Industrial Products
   Revenue                             5,285         4,365         4,269
   Operating income (loss)              (340)         (227)           85
   Depreciation and
     amortization                        136           157           176
   Capital expenditures                  219            83           145
   Identifiable assets                 1,944         1,730         1,792
   Goodwill                               --            --            --
 Healthcare Services
   Revenue                                --            --           930
   Operating income (loss)                --            --           (17)
   Depreciation and
     amortization                         --            --            42
   Capital expenditures                   --            --            --
   Identifiable assets                    --            --            61
   Goodwill                               --            --            --
 Consolidated Segments
   Revenue                         $  10,741     $   8,718     $   7,027
   Operating income (loss)           (11,436)       (4,981)          287
   Depreciation and
     amortization                        994         2,684           270
   Capital expenditures                  335           272           177
   Identifiable assets                 8,278         6,522         2,381
   Goodwill                            2,380         1,813            --



A reconciliation of consolidated segment data above to consolidated income
(loss), depreciation and amortization, capital expenditures and assets follows:


YEAR ENDED DECEMBER 31,
-----------------------
(in thousands)                        2002           2001          2000
--------------                     ----------     ----------     ----------
 Consolidated segments
   operating income (loss)         $  (11,436)    $   (4,981)    $      287
 Corporate expenses                    (1,024)        (5,439)        (1,263)
                                   ----------     ----------     ----------
 Consolidated operating
   loss                               (12,460)       (10,420)          (976)
 Interest income                          129          1,017            434
 Investment income (loss)                (934)        19,902          9,665
 Equity of affiliates                    (235)        (2,173)          (771)
 Other income                             900            960             66
                                   ----------     ----------     ----------
 Income (loss) before                 (12,600)         9,286          8,418
 taxes
 Income taxes                            (343)           173            203
                                   ----------     ----------     ----------
 Net income (loss)                 $  (12,257)    $    9,113     $    8,215
                                   ==========     ==========     ==========
 Depreciation and
   amortization
 Consolidated segments             $      994     $    2,684     $      270
 Corporate                                 37          3,911             44
                                   ----------     ----------     ----------
 Consolidated                      $    1,031     $    6,595     $      314
                                   ==========     ==========     ==========
 Capital Expenditures
 Consolidated segments             $      335     $      272     $      177
 Corporate                                 12             25             26
                                   ----------     ----------     ----------
 Consolidated                      $      347     $      297     $      203
                                   ==========     ==========     ==========
 Assets
 Consolidated segments
   identifiable assets             $    8,278     $    6,522     $    2,381
 Corporate                              9,582         19,567         15,676
                                   ----------     ----------     ----------
 Consolidated                      $   17,860     $   26,089     $   18,057
                                   ==========     ==========     ==========


                        INTELLIGENT SYSTEMS CORPORATION

NOTE 18

QUARTERLY FINANCIAL DATA (unaudited)

The table following contains a summary of selected quarterly data for the years ended December 31, 2002 and 2001.


(in thousands except                      FOR QUARTERS ENDED
   per share data)         MAR. 31       JUNE 30       SEPT. 30     DEC.31
                          ---------     ---------     ---------     -------
2002
----

 Net sales                $   2,168     $   2,213     $   2,973     $ 3,387
 Operating loss              (3,617)       (3,512)       (2,885)     (2,446)
 Net loss                    (2,122)a      (4,708)b      (2,697)c    (2,730)
 Basic loss
   per share                  (0.47)        (1.05)        (0.60)      (0.61)
 Diluted loss
   per share                  (0.47)        (1.05)        (0.60)      (0.61)

 2001
-------

 Net sales                $   1,694     $   1,519     $   2,257     $ 3,249
 Operating (loss)              (234)         (588)       (8,350)f    (1,248)
 Net income (loss)              749d       17,931e       (7,672)     (1,895)g
 Basic income (loss)
   per  share                  0.13          3.19         (1.63)      (0.42)
 Diluted income (loss)
   per share                   0.13          3.19         (1.63)      (0.42)


a.       Includes gains of $797,000 and $751,000 deferred gain.
b.       Includes $1.3 million write-down of investment.
c.       Includes net investment losses of $360,000.
d.       Includes gains of $845,000 and $306,000 loss in equity of affiliates.
e. Includes gains of $18.8 million and $183,000 loss in equity of affiliates.
f.       Includes non-recurring charges of $6.4 million.
g. Includes $1.6 million loss in equity of affiliates and recognition of deferred gain of $673,000.


NOTE 19

SUBSEQUENT EVENT

CoreCard Software - On January 2, 2003, we converted $2.5 million of outstanding principal and accrued interest owed to us pursuant to a secured loan to our CoreCard subsidiary into additional shares of Series B Convertible Preferred Stock of CoreCard. As a result, our ownership interest in CoreCard increased from 65% to 87%.

PaySys Escrow Release - On March 21, 2003, the former shareholders of PaySys International, Inc. (including ISC) entered into a Settlement Agreement with First Data Corporation related to the funds that had been held in escrow to resolve any claims related to the sale of PaySys in April 2001, as explained in
Note 3 to Consolidated Financial Statements. As a result of the Settlement Agreement, we will receive our pro rata share (30.7%) of the amount released from the escrow funds. Our estimated share of the cash proceeds will be approximately $4.4 million and will result in investment income, which will be recorded in the first quarter of 2003.



                        INTELLIGENT SYSTEMS CORPORATION

SCHEDULE II


                         INTELLIGENT SYSTEMS CORPORATION
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


                                           BALANCE AT    CHARGED TO                      BALANCE AT
                                           BEGINNING     COSTS AND                         END OF
DESCRIPTION                                OF PERIOD      EXPENSES   DEDUCTIONS a.         PERIOD
-----------                                ----------    ----------  -------------        --------
ALLOWANCE FOR
  DOUBTFUL ACCOUNTS b.
  Year Ended December 31, 2000              $ 57,658      $ 11,594      $ 23,348          $ 45,904
  Year Ended December 31, 2001                45,904         8,591        (9,511)           44,984
  Year Ended December 31, 2002                44,984        48,717        31,195            62,506


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
                                                =================================

                   PaySys International, Inc. and Subsidiaries

6. INCOME TAXES (CONTINUED)

Components of U.S. deferred tax assets (liabilities) are as follows:

                                                           DECEMBER 31
                                                  2000          1999        1998
                                               -----------------------------------
                                                          (In thousands)

Deferred tax assets:
   Net operating loss carryforwards             $14,859     $  6,217     $  5,591
   Accruals not deductible for tax purposes       2,254        2,532        2,629
   General business credit carryforwards          2,578        2,070        1,567
   Foreign tax credit carryforwards                 491          506          316
   Minimum tax credit carryforwards                 213          213          213
   Property and equipment, principally due to
     depreciation                                    --           15            9
                                                ---------------------------------
Total gross deferred tax assets                  20,395       11,553       10,325

Deferred tax liability:
   Property and equipment, principally due to
     depreciation                                   (75)          --           --
   Amortization of intangibles                       --          (18)        (113)
                                                ---------------------------------
Total gross deferred tax liabilities                (75)         (18)        (113)

Less valuation allowance                        (20,320)     (11,535)     (10,212)
                                                ---------------------------------
Net deferred tax asset                          $    --     $     --     $    --
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




Moody, Famiglietti & Andronico, LLP
March 20, 2002


CONSOLIDATED BALANCE SHEET                                                                    VISAER, INC. AND SUBSIDIARIES
==================================================================================================================================

DECEMBER 31                                                                                                                  2000
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash                                                                                                            $    168,926
     Accounts Receivable, Net of Allowance for Doubtful Accounts of $15,000                                               837,927
     Prepaid Expenses and Other Current Assets                                                                             29,314
----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                                                    1,036,167

Property and Equipment, Net of Accumulated Depreciation (Note 2)                                                          206,647
Other Assets                                                                                                               50,577
----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                                         $  1,293,391
                                                                                                                     =============


LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
     Notes Payable - Stockholders (Note 12)                                                                          $    263,750
     Accounts Payable                                                                                                     824,189
     Accrued Expenses                                                                                                   1,067,183
     Deferred Revenues                                                                                                  1,017,601
     Deferred Gain (Note 7)                                                                                             4,564,325
     Current Maturities of Capital Lease Obligations (Note 3)                                                              57,137
----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                                               7,794,185

Notes Payable - Stockholders (Note 12)                                                                                  2,267,856
Capital Lease Obligations, Net of Current Maturities (Note 3)                                                              44,606
Deferred Rent                                                                                                             108,231
Deferred Income Taxes (Note 4)                                                                                            211,525
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                                                      10,426,403
----------------------------------------------------------------------------------------------------------------------------------

Redeemable Convertible Preferred Stock:
     Series A Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       1,881,721 Shares Authorized; 1,523,298 Shares Issued and Outstanding
       at Redemption Value; Liquidation Preference of $4,250,000 (Note 10)                                              4,250,000
     Series B Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       1,628,700 Shares Authorized, Issued and Outstanding at Redemption
       Value; Liquidation Preference of $879,500 (Note 10)                                                                879,500
     Series C Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       337,331 Shares Authorized, No Shares Issued and Outstanding (Note 10)                                                    -
     Series D Redeemable Convertible Preferred Stock:  $0.001 Par Value;
       369,125 Shares Authorized; 33,556 Shares Issued and Outstanding at Redemption
       Value, Net of Unaccreted Discount of $20,294; Liquidation Preference
       of $49,327 (Note 10)                                                                                                29,033
----------------------------------------------------------------------------------------------------------------------------------
Total Redeemable Convertible Preferred Stock                                                                            5,158,533
----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficiency:
     Common Stock:  $0.001 Par Value; 15,000,000 Shares Authorized;
        965,189 Shares Issued and Outstanding                                                                                 965
     Additional Paid-in Capital                                                                                         4,689,522
     Accumulated Deficit                                                                                              (18,934,603)
     Accumulated Other Comprehensive Deficit                                                                              (47,429)
----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                                                                        (14,291,545)
----------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY                               $  1,293,391
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
                                                                                                                     ==============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS                                                  VISAER, INC. AND SUBSIDIARIES
==================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31                                                                                              2000
----------------------------------------------------------------------------------------------------------------------------------
Net Loss                                                                                                                $(582,699)

Other Comprehensive Loss:
     Foreign Currency Translation Adjustment                                                                              (52,778)
----------------------------------------------------------------------------------------------------------------------------------
Total Comprehensive Loss                                                                                                $(635,477)
                                                                                                                        ==========


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
                                ==========  ==========  ===========  ============  ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                                                          VISAER, INC. AND SUBSIDIARIES
===================================================================================================================================

FOR THE YEAR ENDED DECEMBER 31                                                                                               2000
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
     Net Loss                                                                                                         $  (582,699)
     Adjustments to Reconcile Net Loss to Net Cash Used in
        Operating Activities:
            Depreciation and Amortization                                                                                 399,319
            Gain of Sale of Product Line                                                                               (2,926,114)
            Deferred Income Taxes                                                                                        (106,000)
            Interest Expense Capitalized to Debt                                                                          205,070
            Non-Cash Amortization of Debt Discount                                                                        191,803
            Decrease in Accounts Receivable                                                                             4,342,214
            Increase in Prepaid Expenses and Other Current Assets                                                        (226,323)
            Increase in Other Assets                                                                                      (50,577)
            Increase in Accounts Payable                                                                                1,145,298
            Decrease in Accrued Expenses                                                                                 (539,585)
            Decrease in Deferred Revenues                                                                             $(2,854,414)
            Decrease in Deferred Rent                                                                                     (15,854)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                                                                  (1,017,862)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows Used in Investing Activities:
     Acquisition of Property and Equipment                                                                                (76,978)
----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
     Proceeds from Issuance of Notes Payable - Stockholders                                                               905,000
     Repayments Under Line of Credit                                                                                     (356,831)
     Principal Repayments of Capital Lease Obligations                                                                    (49,356)
     Proceeds from Issuance of Common Stock                                                                                 2,225
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                                                 501,038
----------------------------------------------------------------------------------------------------------------------------------

Effect of Foreign Currency Exchange Rate Changes on Cash                                                                   24,657
----------------------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash                                                                                                     (569,145)
                                                                                                                      ------------

Cash, Beginning                                                                                                           738,071
                                                                                                                      ------------

Cash, Ending                                                                                                          $   168,926
                                                                                                                      ============

Supplemental Disclosures of Cash Flow Information:

     Cash Paid During the Year for:
        Interest                                                                                                      $   289,251

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



/S/ HACKER YOUNG
Manchester, England

20 March 2002

The following report is a copy of a previously issued report by Arthur Andersen and it has not been reissued by Arthur Andersen. Arthur Andersen LLP has not consented to its incorporation by reference into Intelligent Systems Corporation's previously filed registration statements file nos: 33-99432, 333-32157 and 333-58134. Therefore an investor's ability to recover any potential damage may be limited.


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