Form 10-Q
period 2003-03-31
INTELLIGENT SYSTEMS CORP
filed 2003-05-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

As of March 31, 2003, 4,489,321 shares of Common Stock were outstanding.

Item 1.     Financial Statements

Intelligent Systems Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2003	2002
	(unaudited)	(audited)

ASSETS
Current assets:
Cash	$5,108	$2,644
Accounts receivable, net	2,339	3,025
Notes and interest receivable	79	205
Inventories	680	671
Other current assets	161	213

Total current assets	8,367	6,758

Long-term investments	6,483	7,145
Property and equipment, at cost less accumulated depreciation	721	761
Goodwill	2,038	2,380
Intangibles, net	710	788
Other assets, net	28	28

Total assets	$18,347	$17,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$1,301
Deferred revenue	1,923	1,784
Deferred gain	393	428
Accrued expenses and other current liabilities	2,012	1,755

Total current liabilities	5,412	5,268

Deferred revenue, net of current portion	4,563	4,813
Other long-term liabilities	15	27

Total long term liabilities	4,578	4,840

Minority interest	1,516	1,516
Redeemable preferred stock of subsidiary	—	342

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,489,321 and 4,491,779
issued and outstanding at March 31, 2003 and December 31, 2002, respectively	45	45
Paid-in capital	18,428	18,432
Accumulated other comprehensive loss	(54)	(56)
Accumulated deficit	(11,578)	(12,527)

Total stockholders’ equity	6,841	5,894
Total liabilities and stockholders’ equity	$18,347	$17,860

     The accompanying notes are an integral part of these consolidated balance sheets.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share amounts)

Three Months Ended March 31,	2003	2002

Revenue
Products	$1,704	$1,352
Services	1,466	835

Total revenue	3,170	2,187

Cost of revenue
Products	759	649
Services	1,050	546

Total cost of revenue	1,809	1,195

Expenses
Marketing	771	587
General & administrative	1,083	1,236
Research & development	2,081	2,786

Loss from operations	(2,574)	(3,617)

Other income
Interest income (expense), net	(5)	24
Investment income, net	3,464	797
Equity in losses of affiliate companies	(67)	(66)
Other income, net	27	751

Income (loss) before income tax provision (benefit)	845	(2,111)

Income tax provision (benefit)	(104)	11

Net income (loss)	$949	$(2,122)

Basic and diluted net income (loss) per share	$0.21	$(0.47)

Basic and diluted weighted average shares outstanding	4,490,467	4,495,530

     The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Three Months Ended March 31,

CASH PROVIDED BY (USED FOR):	2003	2002

OPERATIONS:
Net income (loss)	$949	$(2,122)
Adjustments to reconcile net income (loss) to net cash
used for operating activities, net of
effects of acquisitions and dispositions:
Depreciation and amortization	177	220
Deferred gain recognized	(35)	(752)
Investment income, net	(3,458)	(1,047)
Equity in losses of affiliate companies	67	66
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	686	388
Inventories	(9)	34
Other current assets	52	177
Accounts payable	(217)	172
Accrued expenses and other liabilities	136	448

Cash used for continuing operations	(1,652)	(2,416)

INVESTING ACTIVITIES:
Proceeds from sales of investments	4,183	1,666
Acquisition of company, net of cash acquired	—	39
Repayments under notes and interest receivable	—	14
Advances under notes and interest receivable	—	(1,057)
Purchases of property and equipment, net	(59)	(105)

Cash provided by investing activities	4,124	557

FINANCING ACTIVITIES:
Purchase and retirement of stock	(4)	—

Cash used for financing activities	(4)	—

Effects of exchange rate changes on cash	(4)	5

Net increase (decrease) in cash	2,464	(1,854)
Cash at beginning of period	2,644	12,026
Cash at end of period	$5,108	$10,172

     The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and 2002. The interim results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, as filed in our annual report on Form 10-K.

3.	Settlement of Escrow Fund - On March 21, 2003, the former shareholders of PaySys International, Inc. entered into a Settlement Agreement with First Data Corporation (“FDC”) related to funds that had been held in escrow to resolve any post-closing claims by FDC related to the acquisition of PaySys by FDC in April 2001. As a result of the Settlement Agreement, we received $4,183,000 cash which represented our pro rata share (30.7%) of the amount released from the escrow fund. Since funds were contingent and not considered in the previously calculated gain on the sale, this amount is included as investment income in the results of the quarter ended March 31, 2003 and is reflected in the cash balance at the end of the quarter. We will also receive our pro rata share of the balance of a $1.0 million legal defense fund, after payment of legal and administrative expenses related to the escrow. We expect a disbursement from the legal defense fund in the second quarter of 2003, which will represent additional investment income and cash proceeds.

4.	Write-down of RF Solutions Note Receivable and Investment - The first quarter 2003 results include a reserve of $600,000 against the $600,000 carrying value of our minority investment in RF Solutions, Inc., an early stage supplier of WLAN semiconductor products that sold its principal assets to a publicly traded company effective early in April 2003. We also took a reserve of $119,000 against the carrying value of a note receivable from RF Solutions. Both reserves were presented in the line item investment income for the quarter ended March 31, 2003. Under the terms of the April 2003 sale, the note holders and preferred shareholders of RF Solutions, including several venture capital funds and other minority investors like ISC, received a cash payment to repay part of the principal and interest outstanding on the notes and may receive an additional payment on the note balance and preferred stock investment, payable in common stock of Anadigics, Inc., the acquiror company [NASDAQ: ANAD], based on achievement of certain performance targets over the next twelve months. In April 2003, we received $79,000 cash in partial payment of our note. Since the amount of any future payment, if any, is not determinable at this time, we have fully reserved our remaining note balance and investment in RF Solutions.

5.	Comprehensive Income (Loss) - In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,

(unaudited, in thousands)	2003	2002

Net income (loss)	$949	$(2,122)
Other comprehensive income (loss):
Foreign currency translation adjustment	(4)	5
Unrealized gain (loss)	5	(439)

Comprehensive income (loss)	$950	$(2,556)

6.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the quarters ended March 31, 2003 and 2002, in thousands.

Quarter ended March 31,

(unaudited)	2003	2002

Information Technology
Revenue	$1,577	$1,043
Operating income (loss)	(2,542)	(3,241)
Industrial Products
Revenue	1,593	1,144
Operating income (loss)	205	(19)

Consolidated Segments
Revenue	$3,170	$2,187
Operating income (loss)	(2,337)	(3,260)

     A reconciliation of consolidated segment data above to consolidated income (loss) follows:

Consolidated segments operating loss	$(2,337)	$(3,260)
Corporate expenses	(237)	(357)

Consolidated operating loss	(2,574)	(3,617)
Interest income (expense)	(5)	24
Investment income	3,464	797
Equity of affiliates	(67)	(66)
Other income	27	751

Income (loss) before taxes	845	(2,111)
Income tax provision (benefit)	(104)	11

Net income (loss)	$949	$(2,122)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)

Depreciation and Amortization
Information Technology	$148	$192
Industrial Products	22	16

Consolidated segments	170	208
Corporate	7	12

Consolidated depreciation and amortization	$177	$220

Capital Expenditures
Information Technology	$40	$15
Industrial Products	16	86

Consolidated segments	56	101
Corporate	3	4

Consolidated capital expenditures	$59	$105

Identifiable Assets
Information Technology	$5,639	$6,334
Industrial Products	2,154	1,944

Consolidated segments	7,793	8,278
Corporate	10,554	9,582

Consolidated assets	$18,347	$17,860

7.	Stock-Based Compensation — At March 31, 2003 we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

Three Months ended March 31,
(in thousands, except per share data)	2003	2002

Net income (loss), reported	$949	$(2,122)
Add: stock-based employee compensation included in
reported net income (loss), net of related tax effect	—	—
Deduct: stock-based compensation expense determined
under fair value based method for all awards, net of
related tax effect	(3)	(7)
Pro forma net income (loss)	$946	$(2,129)

Pro forma net income (loss) per common share basic	$0.21	$(0.47)

Pro forma net income (loss) per common share diluted	$0.21	$(0.47)

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures (including pricing), market acceptance, failure to establish referencable customer installations, changes in customer requirements, and preferences, changes in financial markets, performance, financial condition and valuation of affiliate companies, the war against Iraq and the SARS epidemic and their impact on the worldwide commercial aviation industry, other geopolitical or military actions, and general economic conditions, particularly those that cause business and government to delay or cancel software purchase decisions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements presented in this Form 10-Q.

Overview - Our consolidated subsidiaries during 2003 operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the aviation industry) and CoreCard Software, Inc. (software for the card processing market). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

Revenue in the first quarter of 2003 was $3,170,000, an increase of 45 percent compared to the same period in 2002. Our net loss from operations in the first quarter of 2003 was $2,574,000 compared to a net loss of $3,617,000 in the first quarter of 2002. The reduction in operating loss is a result of improved performance at each of the controlled subsidiaries resulting from higher sales levels at VISaer, QS Technologies and ChemFree and lower expense levels, principally in the area of research and development. In the current quarter, we recognized a total of $3,523,000 in other income that offset the loss from operations, resulting in consolidated net income for the quarter of $949,000 compared to a net loss of $2,122,000 in the first quarter of 2002. The income in the first quarter of 2003 reflects a gain of $4,183,000 due to settlement of the escrow fund that had been established in April 2001 at the time of the sale of our affiliate company, PaySys International, Inc., to First Data Corporation.

Revenue - Total revenue in the first quarter of 2003 was $3,170,000, an increase of 45 percent compared to revenue of $2,187,000 in the same period last year. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased 26 percent period-to-period whereas revenue from services billed by the Information Technology segment increased 80 percent period-to-period. The increase in product revenue is due mainly to a 39 percent increase period-to-period in sales of ChemFree products, reflecting a greater number of machines sold or leased as well as more units sales of fluid and filters due to increased demand for the ChemFree products. Compared to the same period last year, ChemFree’s revenue increased by 24 percent in domestic markets and 123 percent internationally, although the company does not expect the same level of increase in each succeeding quarter of 2003, particularly in the European markets or during the summer months. With respect to revenue from services, the period-to-period increase is due primarily to a 112 percent increase in VISaer’s service revenue reflecting a greater number of hours billed for professional services and a 29 percent increase in QS Technologies’ service revenue, the majority of which is related to annual maintenance contract revenue.

Cost of Revenue - In the three months ended March 31, 2003, cost of revenue was 57 percent of consolidated revenue, compared to 55 percent in the same period last year. Cost of product revenue was 45 percent of product revenue in the first quarter of 2003 compared to 48 percent in the comparable period in 2002. The decrease between periods reflects a more favorable product mix in the current quarter as proportionately more of ChemFree’s revenue was derived from higher margin fluid and filter sales (as compared to lower margin parts washer machines). Cost of service revenue (all of which relates to the VISaer and QS Technologies subsidiaries) increased by 92 percent from period to period and by 7 percent as a percentage of service revenue, reflecting changes at both QS Technologies and VISaer. While VISaer’s cost of service revenue increased in absolute dollars to support a higher level of service revenue, the cost as a percentage of service revenue declined because the utilization rate for billable VISaer personnel was higher in the first quarter this year than last year. QS Technologies’ cost of service revenue increased in absolute amounts and as a percentage of revenue because QS Technologies allocated more technical personnel to the customer support function in the first quarter of this year than in the first quarter last year.

Operating Expenses - In the first quarter of 2003, total consolidated operating expenses decreased by 15 percent from the comparable period last year. Consolidated marketing expenses were up 31 percent period-to-period, reflecting mainly higher expenses in the Information Technology segment to support a higher sales volume offset in part by a reduction in marketing expenses in the Industrial Products segment. This reduction occurred because last year ChemFree incurred significant up-front expenses for a new marketing initiative in 2002 that did not require the same level of expenditure in 2003. Consolidated general and administrative expenses declined by 12 percent in the first period of 2003 compared to the first period last year. This reduction reflects mainly the elimination of duplicate administrative and management personnel expenses at CoreCard following the acquisition of CoreCard in the first quarter of 2002. Consolidated research and development expense in the first period of 2003 was $2,081,000 which is $705,000 (or 25 percent) less than for the first period last year. The significant decline is due mainly to reduced expenses at both VISaer and CoreCard. At VISaer, significant activities and subcontractor expense related to the initial conversion and development of the Web-based VISaer software have been completed and at CoreCard, fewer employees are required now than were needed in the early stages to create the technology platform and develop initial specifications and software code.

Interest Income - In the first quarter this year, we recorded $5,000 in interest expense compared to interest income of $24,000 in the first quarter of 2002. In 2003, interest expense relates to interest payable on equipment leases. In 2002, we earned interest on higher cash balances than in 2003.

Investment Income - In the first quarter of 2003, we earned net investment income of $3,464,000, representing investment income of $4,183,000 earned on the PaySys escrow settlement offset in part by a write-down of $600,000 to reduce the carrying value of our investment in RF Solutions, Inc. and a charge of $119,000 to reduce the carrying value of a note receivable from RF Solutions, Inc. (see Notes 3 and 4 to these financial statements for a detailed description of these transactions). By comparison, in the first quarter of 2002, we earned $797,000 in net investment income representing gains of $573,000 on the sale of shares of Atherogenics stock and $474,000 on the private sale of our remaining interest in a former affiliate company, Risk Labs, off set by a reserve of $250,000 to write down the carrying value of our minority interest in a privately held early stage software company.

Equity Losses of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. These companies are typically early stage companies that incur losses during their development and early revenue stages. We recorded $67,000 and $66,000 of net equity losses in the first quarter of 2003 and 2002, respectively, which included our pro rata share of the net earnings or losses reported by three affiliate companies (CoreXpand, MediZeus and Horizon Software) in 2003 and one affiliate company (CoreXpand) in 2002.

Other Income, Net - Other income includes $27,000 and $752,000 in the first quarter of 2003 and 2002, respectively, most of which reflects recognition of deferred gain related to a VISaer product line sale in July 2000.

Taxes - In the first quarter of 2003, we recorded a tax benefit of $104,000 which reflects a refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year. We did not accrue for any income tax liability in the first quarter of 2003 because we currently estimate the company will not incur a tax liability for the full year 2003. In the first quarter of 2002, we recorded income tax expense of $11,000 representing a subsidiary’s state tax liability.

Common Shares - The basic and diluted weighted average number of basic shares outstanding in the first quarter of 2002 declined slightly due to our repurchase and retirement of a small number of shares of our common stock.

Liquidity and Capital Resources

Our cash balance at March 31, 2003 was $5,108,000 compared to $2,644,000 at December 31, 2002. For the first quarter ended March 31, 2003, our principal source of cash was $4,183,000 from the proceeds of the PaySys escrow settlement. During the three month period, our principal uses of cash were to support operations at CoreCard Software and VISaer, through advances totaling $1,578,000. Cash used for operations included a decrease of $217,000 in accounts payable and cash provided by operations included $686,000 generated from collections of accounts receivable.

In the first quarter of 2003, all of the preferred shareholders of VISaer permanently waived their rights to redemption by VISaer of their preferred shares. Consequently, VISaer reclassed the amounts that it had accrued in prior periods related to the redemption provision and, on our consolidated balance sheet at March 31, 2003, we reclassed the amounts shown as “redeemable preferred stock of subsidiary” at December 31, 2002, against goodwill. There was no income statement impact on this entry.

Our budgeted cash requirements for 2003 are substantially lower than for 2002 based on new and pending software license contracts at our Information Technology segment subsidiaries, anticipated software customer payments based on milestone achievements, and lower product development costs at VISaer and CoreCard Software. It is unclear what impact, if any, will result from the war against Iraq, potential further terrorist attacks either in the United States or abroad, the sudden acute respiratory syndrome (SARS) epidemic and other general economic factors, particularly with respect to VISaer’s and ChemFree’s international business, which represented $1,346,000 (42 percent) of consolidated revenue for the first quarter of 2003. We expect the impact may be more severe at VISaer since approximately 90 percent of its current year revenue is from international customers involved in the commercial aviation industry and a significant number of its prospective customers are in the Asian and Pacific markets. Unanticipated delays in contract awards, implementations or customer payments may increase our cash requirements during 2003. We believe our cash balances are adequate to support our operations and plans for the foreseeable future. We do not have off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would affect our liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for 2002.

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

Factors That May Affect Future Operations

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our results or projected cash requirements. In addition, the value of our investments are impacted by a number of factors beyond our control. Among the factors that may affect our consolidated results of operations or financial condition are delays in software product development, undetected software errors, competitive pressures (including pricing), inability to establish referenceable customers by CoreCard, failure of our product specifications and features to achieve market acceptance, changes in customer requirements and preferences, delays in anticipated customer payments, declines in performance, financial condition or valuation of minority-owned companies, the aftermath of the war against Iraq, other geopolitical or military actions, the SARS epidemic and the impact of these factors on the commercial aviation industry, particularly in the developing Asian-Pacific markets, and other general economic conditions, particularly those which may cause commercial and government customers to delay or cancel software purchase decisions.

Both VISaer and CoreCard will incur operating losses in 2003 although their cash requirements are expected to be less than their reported losses because of scheduled customer payments based on milestone achievements in advance of being able to recognize license revenue. CoreCard and VISaer will require cash to operate in 2003, although at significantly lower levels than in 2002. We anticipate that our other subsidiaries and our corporate operations will be cash neutral in 2003 in the aggregate. If either CoreCard or VISaer is unsuccessful or if we decide to suspend funding, we may not recover our investment. Furthermore, if VISaer fails to meet product development milestones or if CoreCard is unsuccessful in implementing its initial reference customers, anticipated payments from customers may be delayed, resulting in increased cash requirements. To minimize the effects of a potential slowdown in new business booked by VISaer due to further potential declines in an already weak aviation market, VISaer is taking proactive steps to focus its resources on meeting current contract requirements and deferring expenses related to new sales and marketing efforts. CoreCard’s challenge is to establish a growing base of referenceable, satisfied customers and to overcome customer reluctance to implement a business critical system based on a new product offering from an early stage company with limited installations. One such customer contract is in negotiation at this time and others will be needed to overcome this reluctance. Depending on the number and payment terms of new software contracts, CoreCard’s cash requirements and budgeted results may differ from our current forecasts.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not have any material market risk because we have no long-term borrowings and our exposure to foreign currency valuation is minimal.

Item 4.     Controls and Procedures

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

Part II. OTHER INFORMATION

Item 5.     Other Information

Certifications Under Section 906 of the Sarbanes-Oxley Act of 2002

In accordance with guidance recently issued by the SEC, we have submitted the certifications of our Chief Executive Officer and our Chief Financial Officer required by section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 99.1 and 99.2, respectively, accompanying this report. Pursuant to this SEC guidance, such exhibits shall not be deemed to be “filed” as part of this report.

Item 6.     Exhibits and Reports on Form 8-K

We filed a Form 8-K on May 7, 2003 disclosing that we issued a press release on May 7, 2003 announcing our financial results for the quarter ended March 31, 2003.

The following exhibits are filed with this report:

99.1	Certification of Chief Executive Officer required by section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer required by section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: May 15, 2003	By: /s/ J. Leland Strange J. Leland Strange Chief Executive Officer, President

Date: May 15, 2003	By: /s/ Bonnie L. Herron Bonnie L. Herron Chief Financial Officer

CERTIFICATION

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Bonnie L. Herron Bonnie L. Herron Chief Financial Officer