Form 10-Q
period 2003-06-30
INTELLIGENT SYSTEMS CORP
filed 2003-08-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑

As of August 1, 2003, 4,479,881 shares of Common Stock were outstanding.

Item 1. Financial Statements

Intelligent Systems Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2003	2002

ASSETS	(unaudited)

Current assets:
Cash	$3,111	$2,644
Accounts receivable, net	3,026	3,025
Notes and interest receivable	156	205
Inventories	784	671
Other current assets	135	213

Total current assets	7,212	6,758

Long-term investments	6,674	7,145
Property and equipment, at cost less accumulated depreciation	665	761
Goodwill	2,038	2,380
Intangibles, net	632	788
Other assets	28	28

Total assets	$17,249	$17,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,095	$1,301
Deferred revenue	3,071	1,784
Deferred gain	362	428
Accrued expenses and other current liabilities	1,954	1,755

Total current liabilities	6,482	5,268

Deferred revenue, net of current portion	4,592	4,813
Other long-term liabilities	2	27

Total long term liabilities	4,594	4,840

Minority interest	1,516	1,516
Redeemable preferred stock of subsidiary	—	342

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,479,881 and 4,491,779 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	45	45
Paid-in capital	18,410	18,432
Accumulated other comprehensive loss	(38)	(56)
Accumulated deficit	(13,760)	(12,527)

Total stockholders’ equity	4,657	5,894

Total liabilities and stockholders’ equity	$17,249	$17,860

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenue
Products	$1,801	$1,335	$3,505	$2,687
Services	1,020	878	2,486	1,713

Total revenue	2,821	2,213	5,991	4,400

Cost of revenue
Products	906	664	1,665	1,313
Services	792	533	1,842	1,079

Total cost of revenue	1,698	1,197	3,507	2,392

Expenses
Marketing	681	812	1,452	1,398
General & administrative	951	1,109	2,034	2,346
Research & development	2,100	2,607	4,181	5,393

Loss from operations	(2,609)	(3,512)	(5,183)	(7,129)

Other income
Interest income (expense), net	—	53	(5)	77
Investment income (loss), net	205	(1,339)	3,669	(542)
Equity in earnings (losses) of affiliate companies	34	(60)	(33)	(126)
Other income, net	187	151	214	902

Loss before income tax provision (benefit)	(2,183)	(4,707)	(1,338)	(6,818)

Income tax provision (benefit)	—	1	(104)	12

Net loss	$(2,183)	$(4,708)	$(1,234)	$(6,830)

Basic and diluted net loss per share	$(0.49)	$(1.05)	$(0.28)	$(1.52)

Basic and diluted weighted average shares outstanding	4,485,540	4,495,530	4,487,945	4,495,530

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Six Months Ended June 30,

CASH PROVIDED BY (USED FOR):	2003	2002

OPERATIONS:
Net loss	$(1,234)	$(6,830)
Adjustments to reconcile net loss to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	371	476
Deferred gain recognized	(66)	(59)
Investment (income) loss, net	(3,662)	542
Equity in losses of affiliate companies	33	126
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(1)	229
Inventories	(113)	31
Other current assets	78	294
Accounts payable	(206)	472
Accrued expenses and other liabilities	1,241	(127)

Cash used for operating activities	(3,559)	(4,846)

INVESTING ACTIVITIES:
Proceeds from sales of investments	4,464	1,839
Acquisition of company, net of cash acquired	—	39
Purchase of long-term investments	(200)	(1,532)
Repayments under notes and interest receivable	79	168
Advances under notes and interest receivable	(156)	(3,401)
Purchases of property and equipment, net	(119)	(190)

Cash provided by (used for) investing activities	4,068	(3,077)

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(22)	—

Cash used for financing activities	(22)	—

Effects of exchange rate changes on cash	(20)	(5)

Net increase (decrease) in cash	467	(7,928)
Cash at beginning of period	2,644	12,026

Cash at end of period	$3,111	$4,098

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited condensed consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2003 and 2002. The interim results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, as filed in our annual report on Form 10-K.

3.	Settlement of Escrow Fund — On March 21, 2003, the former shareholders of PaySys International, Inc. entered into a Settlement Agreement with First Data Corporation (“FDC”) related to funds that had been held in escrow to resolve any post-closing claims arising from the acquisition of PaySys by FDC in April 2001. As a result of the Settlement Agreement, we received $4,183,000 cash in March 2003 which represented our pro rata share (30.7%) of the amount released from the escrow fund. In the second quarter ended June 30, 2003, we received an additional $281,000 cash representing our pro rata share of the balance of a $1.0 million legal defense fund, after payment of legal and administrative expenses related to the escrow. Since these escrow funds were contingent and not considered in the previously reported gain on the sale of PaySys in April 2001, these escrow payments are recorded as investment income in the three and six month periods ended June 30, 2003.

4.	Write-down of RF Solutions Note Receivable and Investment — The year-to-date 2003 results include a reserve of $600,000 against the $600,000 carrying value of our minority investment in RF Solutions, Inc., an early stage company that sold its principal assets to a publicly traded company effective early in April 2003. We also took a reserve of $119,000 against the carrying value of a note receivable from RF Solutions. Both reserves were recorded in the first quarter of 2003 and are presented in the line item investment income for the six months ended June 30, 2003. Under the terms of the RF Solutions sale, the note holders and preferred shareholders of RF Solutions, including other minority investors like ISC, received a cash payment to repay part of the principal and interest outstanding on the notes and may receive an additional payment on the note balance and preferred stock investment, payable in common stock of Anadigics, Inc., the acquiror company [NASDAQ: ANAD], based on achievement of certain performance targets over the next twelve months. We received $79,000 cash in partial repayment of our note. Since the amount of any future payment, if any, is not determinable at this time, we have fully reserved our remaining note balance and investment in RF Solutions.

5.	Write-down of Carrying Value of Silverpop, Inc. — During the quarter ended June 30, 2003, we reserved $76,000 against our original investment of $100,000 in Silverpop, Inc., an early stage technology company, to reflect the valuation at which Silverpop recently raised additional capital, which we believe indicates a non-temporary impairment of our original carrying value.

6.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,

(unaudited, in thousands)	2003	2002	2003	2002

Net loss	$(2,183)	$(4,708)	$(1,234)	$(6,830)
Other comprehensive income (loss):
Foreign currency translation adjustment	(17)	(10)	(20)	(6)
Unrealized gain	33	1,039	38	600

Comprehensive loss	$(2,167)	$(3,679)	$(1,216)	$(6,236)

7.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the three and six month periods ended June 30, 2003 and 2002, in thousands.

	Three Months Ended June 30,		Six Months Ended June 30,

(unaudited, in thousands)	2003	2002	2003	2002

Information Technology
Revenue	$1,192	$941	$2,769	$1,984
Operating loss	(2,504)	(3,242)	(5,046)	(6,482)
Industrial Products
Revenue	1,629	1,272	3,222	2,416
Operating income (loss)	97	(140)	302	(159)

Consolidated Segments
Revenue	$2,821	$2,213	$5,991	$4,400
Operating loss	(2,407)	(3,382)	(4,744)	(6,641)

A reconciliation of consolidated segment data above to consolidated loss follows:

Consolidated segments operating loss	$(2,407)	$(3,382)	$(4,744)	$(6,641)
Corporate expenses	(202)	(130)	(439)	(488)

Consolidated operating loss	(2,609)	(3,512)	(5,183)	(7,129)
Interest income (expense)	—	53	(5)	77
Investment income (loss)	205	(1,339)	3,669	(542)
Equity of affiliates	34	(60)	(33)	(126)
Other income	187	151	214	902

Loss before taxes	(2,183)	(4,707)	(1,338)	(6,818)

Income tax provision (benefit)	—	1	(104)	12

Net loss	$(2,183)	$(4,708)	$(1,234)	$(6,830)

Depreciation and Amortization
Information Technology	$158	$160	$307	$420
Industrial Products	28	18	50	34

Consolidated segments	186	178	357	454
Corporate	8	11	14	22

Consolidated depreciation and amortization	$194	$189	$371	$476

Capital Expenditures
Information Technology	$31	$17	$71	$33
Industrial Products	29	66	45	153

Consolidated segments	60	83	116	186
Corporate	—	—	3	4

Consolidated capital expenditures	$60	$83	$119	$190

	June 30, 2003	December 31, 2002

Identifiable Assets
Information Technology	$5,296	$6,334
Industrial Products	2,194	1,944

Consolidated segments	7,490	8,278
Corporate	9,759	9,582

Consolidated assets	$17,249	$17,860

8.	Stock-Based Compensation — At June 30, 2003 we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net loss, reported	$(2,183)	$(4,708)	$(1,234)	$(6,830)
Add: stock-based employee compensation included in reported net income (loss), net of related tax effect	—	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(9)	(3)	(12)	(10)

Pro forma net loss	$(2,192)	$(4,711)	$(1,246)	$(6,840)

Pro forma net loss per common share basic and diluted	$(0.49)	$(1.05)	$(0.28)	$(1.52)

9.	ISC Guarantee — In conjunction with a Software License Agreement entered into on June 12, 2003 between the company’s majority owned subsidiary, CoreCard Software, Inc., and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated for certain reasons, ISC has guaranteed that CoreCard will make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain milestones or after five years, whichever occurs sooner. As of June 30, 2003, it does not appear probable that the guarantee will be paid; thus the amount has not been accrued.

10.	New Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity by issuers. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We believe that the adoption of this Statement will not have a significant impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to ISC. All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures (including pricing), market acceptance, failure to establish referable customer installations, changes in customer requirements, and preferences, changes in financial markets, performance, financial condition and valuation of affiliate companies, terrorist activities and threats thereof, military and other conflicts in the Middle East, Afghanistan, Africa and other areas and the SARS epidemic and their impact on the worldwide commercial aviation industry, other geopolitical or military actions, and general economic conditions, particularly those that cause business and government to delay or cancel software purchase decisions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

Revenues in the three and six month periods ended June 3003 increased 27 percent and 36 percent, respectively, compared to the same periods in 2002. Our net loss from operations in the three and six month periods of 2003 lower by 26 percent and 27 percent, respectively, than in the comparable periods in 2002. The reduction in operating loss is a result of improved performance at each of our subsidiaries reflecting higher levels of sales at ChemFree, VISaer and QS Technologies and lower overall expense levels, most significantly in the area of software research and development. In the year-to-date period in 2003, our results include a total of $4,464,000 in non-recurring investment gains due to settlement of the escrow fund that had been established in April 2001 at the time of the sale of our affiliate company, PaySys International, Inc. to First Data Corporation.

Revenue - Total revenues in the three and six month periods ended June 2003 were $2,821,000 and $5,991,000, respectively, an increase of 27 percent and 36 percent compared to the same periods in 2002. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased 35 percent and 30 percent in the three and six month periods, respectively, of 2003 compared to the same periods in 2002. The increase in product revenue is due mainly to a 28 percent and 33 percent increase in the three and six month periods, respectively, of 2003 in sales of ChemFree products, due to a greater number of machines sold or leased as well as a modest price increase and more unit sales of fluid and filters due to increased demand for ChemFree products, particularly in the European marketplace. The company does not expect the same rate of growth in succeeding periods, particularly during the summer months. Revenue from services billed by the Information Technology segment increased 16 percent and 45 percent in the three and six-month periods ended June 30, 2003, respectively, compared to the same periods in 2002. The year-to-date increase is due primarily to a 64 percent increase in VISaer’s service revenue reflecting a greater number of hours billed for professional services (mostly for international customers) and a 20 percent increase in QS Technologies’ service revenue, the majority of which is related to annual maintenance contract revenue for domestic customers. The increase in service revenue for the three month period ended June 30, 2003 compared to the same period in 2002 reflects growth at VISaer and QS Technologies, although at a somewhat slower rate than in the first quarter of 2003.

Cost of Revenue - In the three-month period ended June 30, 2003, total cost of revenue was 60 percent of consolidated revenue, compared to 54 percent in the same period last year. In the six month period ended June 30, 2003, total cost of revenue was 59 percent of consolidated revenue compared to 54 percent in the six month period of 2002. Cost of product revenue was virtually unchanged in both the three and six month periods in 2003 and 2002, averaging between 48 percent and 50 percent in each period. The slight variations reflect principally ChemFree’s product mix in each period. Cost of service revenue (which relates to the Information Technology subsidiaries) was 77 percent and 74 percent in the three and six month periods of 2003 compared to 61 percent and 63 percent in the same periods last year, reflecting changes at both QS Technologies and VISaer. VISaer’s cost of service revenue increased in absolute dollars to support a higher level of professional service and maintenance contracts in both the three and six-month periods of 2003 compared to 2002. Cost as a percentage of service revenue increased in the three month period ended June 30, 2003 compared to prior year and the first quarter of 2003 because VISaer experienced some underutilization of professional services employees due to deferral of certain professional services engagements to the third quarter of 2003, rather than commencing in the second quarter as expected. QS Technologies’ cost of service revenue increased in absolute amounts and as a percentage of revenue because QS Technologies allocated more technical personnel to the customer support function this year than in 2002.

Operating Expenses - In the three and six month periods ended June 30, 2003, total consolidated operating expenses decreased by 18 percent and 16 percent, respectively, from the comparable periods last year. Consolidated marketing expenses were down by 16 percent in the three months ended June 30, 2003 compared to the second quarter last year mainly because last year ChemFree incurred up-front expenses for a new marketing initiative that did not require the same level of expenditure in 2003. Consolidated marketing expenses increased by 4 percent in the first six months of 2003 due to increased marketing expenditures at the Information Technologies subsidiaries mainly to support a higher level of sales activity for new product introductions. Consolidated general and administrative expenses declined by 14 percent and 13 percent in the three and six month periods, respectively, of 2003 compared to the same periods last year. This reduction reflects mainly the elimination of duplicate administrative and management personnel expenses at CoreCard following the acquisition of CoreCard in the first quarter of 2002. Consolidated research and development expenses in the three and six month period ended June 30, 2003 were lower by 19 percent and 22 percent, respectively, than in the same periods in 2002. The significant decline is due mainly to reduced expenses at both VISaer and CoreCard. At VISaer, significant activities related to the initial conversion and development of the Web-based VISaer software have been completed and, at CoreCard, fewer employees are required now than were needed in the early stages to create the technology platform and develop the initial software code.

Interest Income - In the first six months of 2003, we recorded $5,000 in interest expense compared to interest income of $53,000 and $77,000 in the three and six-month periods, respectively, in 2002. In 2003, interest expense relates to interest payable on equipment leases. In 2002, we earned interest on higher cash balances than in 2003.

Investment Income - In the second quarter and year-to-date periods in 2003, we earned net investment income of $205,000 and $3,669,000, respectively. Investment income in 2003 includes $4,183,000 and $281,000 in the first and second quarters, respectively, earned on the PaySys escrow settlement, offset in part by write-downs of $600,000 in the first quarter and $76,000 in the second quarter to reduce the carrying value of our investments in RF Solutions, Inc. and Silverpop Inc., respectively, and a first quarter 2003 charge of $119,000 to reduce the carrying value of a note receivable from RF Solutions, Inc. See Notes 3, 4 and 5 to these condensed financial statements elsewhere in this filing for a detailed description of these transactions. By comparison, in the second quarter and year-to-date periods of 2002, we reported net investment losses of $1,339,000 and $542,000, respectively. Included in the investment losses in the first six months of 2002 were write-downs in the carrying value of Daw Technologies, Inc., Novient, Inc. and Lumenor totaling $1,929,000. See Note 3 to the Consolidated Financial Statements in the Report on Form 10-K for 2002 for details of these transactions.

Equity Earnings (Losses) of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. These companies are typically early stage companies that incur losses during their development and early revenue stages. We recorded $34,000 net equity in earnings of affiliate companies in the quarter ended June 30, 2003 and $33,000 of net equity losses in the first six months of 2003. For the same periods in 2002, we recorded net equity losses of $60,000 and $126,000, respectively. These results include our pro rata share of the net earnings or losses reported by four affiliate companies (CoreXpand, MediZeus, Riverside Software and Horizon Software) in 2003 and one affiliate company (CoreXpand) in 2002.

Other Income, Net - Other income includes $187,000 and $214,000 in the second quarter and first six months, respectively, of 2003. Such amounts include recognition of deferred gain related to a VISaer product line sale in July 2000 as well as approximately $64,000 in non-recurring miscellaneous income and $75,000 in foreign currency exchange gain. In 2002, other income reflects mainly recognition of deferred gain related to the VISaer product line sale.

Taxes - In the first quarter of 2003, we recorded a tax benefit of $104,000 that reflects a refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year. We did not accrue for any income tax liability in year-to-date 2003 because we currently estimate the company will not incur a tax liability for the full year 2003 and we believe that the deferred tax assets should be fully reserved given their character and our recent losses. Taxes in 2002 represent a subsidiary’s state tax liability.

Common Shares - The basic and diluted weighted average number of basic shares outstanding in the three and six-month periods ended June 30, 2003 declined slightly from the three and six months periods ended June 30, 2002 due to the repurchase and retirement of a small number of shares of our common stock.

Liquidity and Capital Resources

Our cash balance at June 30, 2003 was $3,111,000 compared to $2,644,000 at December 31, 2002. For the year-to-date period ended June 30, 2003, our principal source of cash was $4,464,000 from the proceeds of the PaySys escrow settlement. During the six month period, our principal use of cash was $3,666,000 to support operations at CoreCard Software and VISaer. Cash used for operations also included a decrease of $206,000 in accounts payable and an increase in inventory of $113,000 (to support higher sales levels at ChemFree) offset by an increase in deferred revenue.

We estimate that our cash requirements for 2003 will be lower than in 2002 based on new and pending software license contracts at our Information Technology segment subsidiaries, anticipated customer payments based on milestone achievements, and lower product development costs at VISaer and CoreCard Software. It is unclear what further impact, if any, will result from the ongoing uncertainty in the Middle East, potential further terrorist attacks or threats thereof either in the United States or abroad, the sudden acute respiratory syndrome (“SARS”) epidemics and other general economic factors, particularly with respect to our VISaer subsidiary’s customers. In the six months period ended June 30, 2003, approximately 88 percent of VISaer’s revenue was from international customers involved in the commercial aviation industry and a significant number of its prospective customers were located in the Asian and Pacific markets. VISaer has won a number of new contracts in 2003, has delivered a major version release of its new web-based software product and believes there is increasing demand for its new product, pending successful installations at customer sites. External factors contributed to weakness in the commercial aviation market in the first half of 2003 and resulted in delays in contract awards and implementations, thereby increasing VISaer’s cash requirements in the first half of 2003. We are also exploring the possibility of obtaining a new bank line of credit. However, there can be no assurance that a line of credit will be available on satisfactory terms, if at all. From time to time, we have relied on sales of assets to generate cash to support our early stage companies and we may do so in the future if it is deemed desirable or necessary, although we have no specific plans to do so at this time. Based on scheduled payments and new contracts signed, we believe VISaer’s cash requirements will be lower in the second half of 2003 and that our cash balances are adequate to support our consolidated operations and plans for the foreseeable future. We do not have off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would have a material affect on our financial condition, liquidity or results of operations.

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

Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investment, or inability to raise capital to support the business plan at favorable valuations, or not at all, could result in losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Such charges could have a material adverse impact on our financial condition or results of operations and are not predictable or quantifiable in advance.

Factors That May Affect Future Operations

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our results or projected cash requirements. In addition, the value of our investments are impacted by a number of factors beyond our control. Among the factors that may affect our consolidated results of operations or financial condition are delays in software product development, undetected software errors, competitive pressures (including pricing), inability to establish referenceable customers for new product offerings by CoreCard or VISaer, failure of our product specifications and features to achieve market acceptance, changes in customer requirements and preferences, delays in anticipated customer payments, declines in performance, financial condition or valuation of minority-owned companies, terrorist activities or threat thereof, the aftermath of the war against Iraq, other geopolitical or military actions, the spread of communicable diseases, such as SARS and the impact of these factors on the commercial aviation industry, particularly in the developing Asian-Pacific markets, and other general economic conditions, particularly those which may cause commercial and government customers to delay or cancel software purchase decisions.

Both VISaer and CoreCard will incur operating losses in 2003 although their cash requirements are expected to be less than their reported losses because of scheduled customer payments based on milestone achievements in advance of being able to recognize license revenue. CoreCard and VISaer will require cash to operate in 2003, although we believe cash requirements will be at lower levels than in 2002. We anticipate that our other subsidiaries and our corporate operations will be cash neutral to slightly positive in 2003 in the aggregate. If either CoreCard or VISaer is unsuccessful or if we decide to suspend funding, we may not recover our investment. Furthermore, if VISaer fails to meet product development milestones or if CoreCard or VISaer are unsuccessful in implementing initial reference customers for their new software products, anticipated payments from customers may be delayed, resulting in increased cash requirements. To minimize the effects of further potential declines in an already weak aviation market, VISaer is taking proactive steps to focus its resources on meeting current contract requirements, maximizing professional services revenue and reducing expenses related to new sales and marketing efforts. However, these efforts may not produce the expected results and VISaer’s cash requirements and financial results could differ from our current forecasts. CoreCard’s challenge is to establish a growing base of referable, satisfied customers and to overcome customer reluctance to implement a business critical system based on a new product offering with limited installations. CoreCard signed its first significant customer contract in the second quarter of 2003 and expects to expand its marketing efforts in the second half of the year to identify several other reference customers. Depending on the number and payment terms of new software contracts, CoreCard’s cash requirements and budgeted results may differ from our current forecasts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any material market risk because we have no long-term borrowings and our exposure to foreign currency valuation is minimal.

Item 4. Controls and Procedures

ISC’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of ISC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ISC’s current disclosure controls and procedures are effective in timely notifying them of material information related to ISC (including its consolidated subsidiaries) required to be disclosed in the reports ISC files or submits under the Exchange Act.

There have been no significant changes in ISC’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, ISC’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Vote of Security Holders

At the Annual Meeting of Shareholders held on May 30, 2003, the shareholders of ISC re-elected James V. Napier and J. Leland Strange as directors of the company to serve until the 2006 Annual Meeting. Mr. Napier was elected by a vote of 4,223,889 FOR and 83,769 WITHHELD while Mr. Strange was elected by a vote of 4,223,849 FOR and 83,769 WITHHELD. At the Annual Meeting, the shareholders also approved the adoption of the Intelligent Systems Corporation 2003 Stock Incentive Plan (the “Plan”). The Plan was approved by a vote of 1,559,368 FOR, 500,506 AGAINST, 97,888 ABSTENTIONS and 2,149,706 BROKER NON-VOTES.

Item 6. Exhibits and Reports on Form 8-K

We filed a Form 8-K on May 7, 2003 disclosing that we issued a press release on May 7, 2003 announcing our financial results for the quarter ended March 31, 2003.

The following exhibits are filed or furnished with this report:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 14, 2003	By:	/S/ J. Leland Strange

J. Leland Strange Chief Executive Officer, President

Date: August 14, 2003	By:	/S/ Bonnie L. Herron

Bonnie L. Herron Chief Financial Officer