Form 10-Q
period 2003-09-30
INTELLIGENT SYSTEMS CORP
filed 2003-11-13
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

As of November 10, 2003, 4,478,971 shares of Common Stock were outstanding.

Item 1.  Financial Statements

Intelligent Systems Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2003	2002

ASSETS	(unaudited)

Current assets:
Cash	$2,320	$2,644
Accounts receivable, net	2,177	3,025
Notes and interest receivable	223	205
Inventories	751	671
Other current assets	219	213

Total current assets	5,690	6,758

Long-term investments	6,639	7,145
Property and equipment, at cost less accumulated depreciation	652	761
Goodwill	2,038	2,380
Intangibles, net	554	788
Other assets	28	28

Total assets	$15,601	$17,860

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,063	$1,301
Deferred revenue	3,897	1,784
Deferred gain	329	428
Accrued expenses and other current liabilities	1,925	1,755

Total current liabilities	7,214	5,268

Deferred revenue, net of current portion	4,590	4,813
Other long-term liabilities	1	27

Total long term liabilities	4,591	4,840

Minority interest	1,516	1,516
Redeemable preferred stock of subsidiary	—	342

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 and 4,491,779 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	45	45
Paid-in capital	18,410	18,432
Accumulated other comprehensive loss	(19)	(56)
Accumulated deficit	(16,156)	(12,527)

Total stockholders’ equity	2,280	5,894

Total liabilities and stockholders’ equity	$15,601	$17,860

      The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2003	2002	2003	2002

Revenue
Products	$1,727	$1,849	$5,231	$4,535
Services	1,021	1,143	3,508	2,876

Total revenue	2,748	2,992	8,739	7,411

Cost of revenue
Products	855	889	2,520	2,202
Services	755	779	2,597	1,877

Total cost of revenue	1,610	1,668	5,117	4,079

Expenses
Marketing	714	725	2,166	2,123
General & administrative	883	1,199	2,917	3,545
Research & development	2,076	2,285	6,256	7,677

Loss from operations	(2,535)	(2,885)	(7,717)	(10,013)

Other income
Interest income, net	9	30	4	107
Investment income (loss), net	(24)	(360)	3,645	(902)
Equity in earnings (losses) of affiliate companies	80	23	47	(103)
Other income, net	74	133	288	1,035

Loss before income tax benefit	(2,396)	(3,059)	(3,733)	(9,876)

Income tax benefit	—	(362)	(104)	(350)

Net loss	$(2,396)	$(2,697)	$(3,629)	$(9,526)

Basic and diluted net loss per share	$(0.53)	$(0.60)	$(0.81)	$(2.12)

Basic and diluted weighted average shares outstanding	4,478,971	4,495,530	4,484,954	4,495,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Nine Months Ended September 30,

CASH PROVIDED BY (USED FOR):	2003	2002

OPERATIONS:
Net loss	$(3,629)	$(9,526)
Adjustments to reconcile net loss to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	558	740
Deferred gain recognized	(99)	(1,031)
Investment (income) loss, net	(3,636)	902
Equity in (earnings) losses of affiliate companies	(47)	103
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	848	200
Inventories	(80)	(79)
Other current assets	(6)	(90)
Accounts payable	(238)	215
Accrued expenses and other liabilities	2,034	1,378

Cash used for operating activities	(4,295)	(7,188)

INVESTING ACTIVITIES:
Proceeds from sales of investments	4,540	2,488
Acquisition of company, net of cash acquired	—	39
Purchase of long-term investments	(160)	(1,532)
Repayments under notes receivable	79	3,037
Advances under notes receivable	(224)	(3,355)
Purchases of property and equipment, net	(215)	(259)

Cash provided by investing activities	4,020	418

FINANCING ACTIVITIES:
Purchase and retirement of common stock	(22)	—

Cash used for financing activities	(22)	—

Effects of exchange rate changes on cash	(27)	(10)

Net decrease in cash	(324)	(6,780)
Cash at beginning of period	2,644	12,026

Cash at end of period	$2,320	$5,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited condensed consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2003 and 2002. The interim results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2002, as filed in our annual report on Form 10-K.

3.	Settlement of Escrow Fund — On March 21, 2003, the former shareholders of PaySys International, Inc. entered into a Settlement Agreement with First Data Corporation (“FDC”) related to funds that had been held in escrow to resolve any post-closing claims arising from the acquisition of PaySys by FDC in April 2001. As a result of the Settlement Agreement, we received $4,183,000 cash in March 2003, which represented our pro rata share (30.7%) of the amount released from the escrow fund. In the second quarter ended June 30, 2003, we received an additional $281,000 cash representing our pro rata share of the balance of a $1.0 million legal defense fund, after payment of legal and administrative expenses related to the escrow. Since these escrow funds were contingent and not considered in the previously reported gain on the sale of PaySys in April 2001, these escrow payments are recorded as investment income in the nine month period ended September 30, 2003.

4.	Write-down of RF Solutions Note Receivable and Investment — The year-to-date 2003 results include a reserve of $600,000 against the $600,000 carrying value of our minority investment in RF Solutions, Inc., an early stage company that sold its principal assets to a publicly traded company effective early in April 2003. We also took a reserve of $119,000 against the carrying value of a note receivable from RF Solutions. Both reserves were recorded in the first quarter of 2003 and are presented in the line item investment income for the nine months ended September 30, 2003. Under the terms of the RF Solutions sale, the note holders and preferred shareholders of RF Solutions, including other minority investors like ISC, received a cash payment to repay part of the principal and interest outstanding on the notes and may receive an additional payment on the note balance and preferred stock investment, payable in common stock of Anadigics, Inc., the acquiror company [NASDAQ: ANAD], based on achievement of certain performance targets over the next twelve months. We received $79,000 cash in partial repayment of our note. Since the amount of any future payment, if any, is not determinable at this time, we have fully reserved our remaining note balance and investment in RF Solutions.

5.	Write-down of Carrying Value of Silverpop, Inc. — During the quarter ended June 30, 2003, we reserved $76,000 against our original investment of $100,000 in Silverpop, Inc., an early stage technology company, to reflect the valuation at which Silverpop recently raised additional capital, which we believe indicates a non-temporary impairment of our original carrying value.

6.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

	Three Months Ended		Nine Months Ended
Consolidated Statements of Comprehensive Income (Loss)	September 30,		September 30,

(unaudited, in thousands)	2003	2002	2003	2002

Net loss	$(2,396)	$(2,697)	$(3,629)	$(9,526)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7)	4	(27)	(10)
Unrealized gain (loss) on available-for-sale securities	26	(350)	64	249

Comprehensive loss	$(2,377)	$(3,043)	$(3,592)	$(9,287)

7.	Stock-Based Compensation — At September 30, 2003 we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2003	2002	2003	2002

Net loss, reported	$(2,396)	$(2,697)	$(3,629)	$(9,526)
Add: stock-based employee compensation included in reported net income (loss), net of related tax effect	—	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(9)	(2)	(21)	(12)
Pro forma net loss	$(2,405)	$(2,699)	$(3,650)	$(9,538)

Pro forma net loss per common share basic and diluted	$(0.54)	$(0.60)	$(0.81)	$(2.12)

8.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(unaudited)	2003	2002	2003	2002

ChemFree Customer A	19%	12%	13%	15%
ChemFree Customer B	14%	<10%	11%	<10%
ChemFree Customer C	<10%	15%	10%	<10%
VISaer Customer A	16%	<10%	14%	<10%

9.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(unaudited, in thousands)	2003	2002	2003	2002

Information Technology
Revenue	$1,217	$1,391	$3,986	$3,394
Operating loss	(2,422)	(2,683)	(7,468)	(9,165)
Industrial Products
Revenue	1,531	1,601	4,753	4,017
Operating income (loss)	36	44	337	(115)

Consolidated Segments
Revenue	2,748	2,992	8,739	7,411
Operating loss	(2,386)	(2,639)	(7,131)	(9,280)

      A reconciliation of consolidated segment data above to consolidated loss follows:

Consolidated segments operating loss	$(2,386)	$(2,639)	$(7,131)	$(9,280)
Corporate expenses	(149)	(246)	(586)	(733)

Consolidated operating loss	(2,535)	(2,885)	(7,717)	(10,013)
Interest income	9	30	4	107
Investment income (loss)	(24)	(360)	3,645	(902)
Equity of affiliates	80	23	47	(103)
Other income	74	133	288	1,035

Loss before taxes	(2,396)	(3,059)	(3,733)	(9,876)

Income tax benefit	—	(362)	(104)	(350)

Net loss	$(2,396)	$(2,697)	$(3,629)	$(9,526)

Depreciation and Amortization, net
Information Technology	$152	$228	$458	$646
Industrial Products	30	24	80	58

Consolidated segments	182	252	538	704
Corporate	5	11	20	36

Consolidated depreciation and amortization, net	$187	$263	$558	$740

Capital Expenditures, net
Information Technology	$62	$30	$133	$63
Industrial Products	34	31	79	185

Consolidated segments	96	61	212	248
Corporate	—	8	3	11

Consolidated capital expenditures, net	$96	$69	$215	$259

	September 30, 2003	December 31, 2002

Identifiable Assets
Information Technology	$5,456	$6,334
Industrial Products	2,349	1,944

Consolidated segments	7,805	8,278
Corporate	7,796	9,582

Consolidated assets	$15,601	$17,860

10.	ISC Guarantee — In conjunction with a Software License Agreement entered into on June 12, 2003 between the company’s majority owned subsidiary, CoreCard Software, Inc., and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated for certain reasons, ISC has guaranteed that CoreCard will make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain milestones or after five years, whichever occurs sooner. As of September 30, 2003, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

11.	New Accounting Pronouncements — In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity by issuers. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of FASB No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this Statement did not have a significant impact on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to ISC. All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including works such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are delays in product development, undetected software errors, competitive pressures (including pricing), market acceptance, failure to establish referenceable customer installations, delay in anticipated customer payments, changes in customer requirements and preferences, changes in financial markets, performance, financial condition and valuation of affiliate companies, terrorist activities and threats thereof, military and other conflicts in the Middle East, Afghanistan, Africa and other areas and the SARS epidemic and their impact on the worldwide commercial aviation industry, other geopolitical or military actions, and general economic conditions, particularly those that cause business and government to delay or cancel software purchase decisions. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements presented in this Form 10-Q.

Overview —  consolidated subsidiaries operate in two industry segments: Information Technology and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the aviation industry) and CoreCard Software, Inc. (software for the card processing market). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

Revenues in the three and nine month periods ended September 30, 2003 decreased by 8 percent and increased by 18 percent, respectively, compared to the same periods in 2002. The net loss from operations in the three and nine month periods of 2003 was lower by 12 percent and 23 percent, respectively, than in the comparable periods in 2002. The reduced operating loss for the third quarter of 2003 is mainly the result of lower overall expense levels whereas the reduction in the year-to-date loss in 2003 is a combination of increased revenues and lower expense levels, most significantly in the area of software research and development. In the year-to-date period in 2003, our results include $4,464,000 in non-recurring gains (included in the investment income category) due to settlement of the escrow fund that had been established in April 2001 at the time of the sale of our affiliate company, PaySys International, Inc. to First Data Corporation.

Revenue — Total revenues in the three month period ended September 2003 were $2,748,000, an 8 percent decline compared to the third quarter of 2002. Year-to-date total revenues in 2003 were $8,739,000, an 18 percent increase compared to the same period in 2002. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, decreased 7 percent and increased 15 percent in the three and nine month periods, respectively, of 2003 compared to the same periods in 2002. The increase in product revenue in the year-to-date period is due to an increase of $736,000 in revenue of Industrial Products, offset in part by a net decline of $40,000 in license revenue at the Information Technology subsidiaries. Of the Industrial Products increase, approximately 68 percent was due to a higher volume of products sold or leased due to increased demand for ChemFree products, particularly during the first half of the year, and approximately 32 percent of the increase was due to increases ranging from five to ten percent on product prices. The year-to-date increase in regards to the service revenue is due primarily to a 21 percent increase in VISaer’s service revenue reflecting a greater number of hours billed for professional services (mostly for international customers) in the first half of 2003 and a 22 percent increase in QS Technologies’ service revenue, the majority of which is related to annual maintenance contract revenue for domestic customers. The decrease in service revenue for the three month period ended September 30, 2003 compared to the same period in 2002 reflects completion of a VISaer professional services contract in the second quarter of 2003 that had begun in the third quarter of 2002. In 2003, the quarter and year-to-date product and service revenue includes a small contribution from CoreCard Software as the subsidiary began its initial customer installations.

Cost of Revenue — In both the three and nine month periods ended September 30, 2003, total cost of revenue was 59 percent of consolidated revenue compared to 55 percent in both the three and nine month periods of 2002. Cost of product revenue was virtually unchanged in both the three and nine month periods in 2003 and 2002, averaging between 48 percent and 50 percent in each period. The slight variations reflect principally ChemFree’s product mix in each period. Cost of service revenue (which relates to the Information Technology subsidiaries) was 74 percent in the three and nine month periods of 2003 compared to 68 percent and 65 percent, respectively, in the same periods last year. Of the $720,000 increase in total dollars spent for services year-to-date in 2003 compared to 2002, approximately 31 percent is related to QS Technologies and the balance is related mainly to VISaer. In both the three and nine month periods of 2003, QS Technologies’ cost of service revenue increased as a percentage of revenue because QS Technologies allocated more technical personnel to the customer support function this year than in 2002. In addition, VISaer’s cost of service revenue increased as a percentage of service revenue compared to the prior year in both the three and nine month periods of 2003 because VISaer utilized more expensive third party contractors for certain specialized development services in the first six months of 2003 and experienced some underutilization of professional services employees in the third quarter due to completion of a major contract in the second quarter of 2003.

Operating Expenses — In the three and nine month periods ended September 30, 2003, total consolidated operating expenses decreased by 13 percent and 15 percent, respectively, from the comparable periods last year. Consolidated marketing expenses were approximately the same in each of the comparable quarter and year-to-date periods in 2003 and 2002. Consolidated general and administrative expenses declined by 26 percent and 18 percent in the three and nine month periods, respectively, of 2003 compared to the same periods last year. On a year-to-date basis, this reduction reflects mainly the elimination of duplicate administrative and management personnel expenses totaling approximately $588,000 at CoreCard following the acquisition of CoreCard in the first quarter of 2002 as well as lower net facility costs due to reduced lease rates at the Norcross, Georgia offices. Consolidated research and development expenses in the three and nine month period ended September 30, 2003 were lower by 9 percent and 19 percent, respectively, than in the same periods in 2002. The significant decline is due mainly to reduced expenses at both VISaer and CoreCard. At VISaer, significant activities involving third party services related to the initial conversion and development of the Web-based VISaer software were completed in early 2003 and, at CoreCard, fewer employees are required now to complete the application product development than were needed in the same periods in 2002.

Interest Income — In the three and nine months ended September 30, 2003, we recorded $9,000 and $4,000, respectively, in interest income compared to interest income of $30,000 and $107,000 in the three and nine-month periods, respectively, in 2002. In 2002, we earned interest on higher cash and notes receivable balances than in 2003 because in 2002 we had a $1.2 million note receivable outstanding for five months and a $3.0 million note receivable outstanding for four months. Both notes were repaid or converted to equity investments in 2002.

Investment Income — In the third quarter of 2003, we recorded a net investment loss of $24,000 compared to a net investment loss of $360,000 in the same period of 2002. For the nine month period ended September 30, 2003, we earned net investment income of $3,645,000 compared to a net investment loss of $902,000 in the same period last year. Investment income in the first nine months of 2003 includes $4,464,000 earned in the first half of the year related to the PaySys escrow settlement, offset in part by write-downs of $600,000 in the first quarter and $76,000 in the second quarter to reduce the carrying value of our investments in RF Solutions, Inc. and Silverpop Inc., respectively, a first quarter charge of $119,000 to reduce the carrying value of a note receivable from RF Solutions, Inc. and a third quarter loss of $24,000 on the sale of our shares of Matria Healthcare, Inc. common stock. See Notes 3, 4 and 5 to the unaudited condensed financial statements included in Item 1 of this filing for a detailed description of certain of these transactions. Included in the investment losses in the first nine months of 2002 were write-downs in the carrying value of Daw Technologies, Inc., Novient, Inc. and Lumenor, Inc., offset in part by gains on the sales of the company’s holdings in Atherogenics, Inc. stock and Risk Laboratories, LLC. See Note 3 to the Consolidated Financial Statements in the Report on Form 10-K for 2002 for details of these transactions.

Equity Earnings (Losses) of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $80,000 and $47,000 in net equity in earnings of affiliate companies in the three and nine months ended September 30, 2003, respectively. By comparison, we recorded net equity in earnings of $23,000 for the three month period ended September 30, 2002 and net equity in losses of $103,000 for the year-to-date period in 2002. These results include our pro rata share of the net earnings or losses reported by four affiliate companies (CoreXpand, MediZeus, Riverside Software and Horizon Software) in 2003 and three affiliate companies (CoreXpand, MediZeus and Horizon Software) in 2002.

Other Income, Net — Other income includes $74,000 and $288,000 in the third quarter and first nine months, respectively, of 2003. Such amounts include recognition of deferred gain of $33,000 and $99,000 in the three and nine month periods, respectively, related to a VISaer product line sale in July 2000, $42,000 and $118,000 in foreign currency exchange gains in the quarter and year-to-date periods, respectively, and other non-recurring miscellaneous income. In 2002, other income reflects mainly recognition of deferred gain related to the VISaer product line sale.

Income Taxes — In the first quarter of 2003, we recorded an income tax benefit of $104,000 that reflects a refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year. We did not accrue for any income tax liability in year-to-date 2003 because we currently estimate the company will not incur income tax liability in 2003 and we believe that the deferred tax assets should be fully reserved given their character and our recent losses. The income tax benefit recorded in 2002 represents a refund for income taxes related to alternative minimum taxes paid in 2001 on the PaySys sale.

Common Shares — The basic and diluted weighted average number of basic shares outstanding in the three and nine month periods ended September 30, 2003 declined slightly from the three and nine month periods ended September 30, 2002 due to the repurchase and retirement of a small number of shares of our common stock.

Liquidity and Capital Resources

Our cash balance at September 30, 2003 was $2,320,000 compared to $2,644,000 at December 31, 2002. For the year-to-date period ended September 30, 2003, our principal source of cash was $4,540,000 in investment income, of which $4,464,000 was proceeds of the PaySys escrow settlement. During the nine month period, we used $4,295,000 for operations, principally to support CoreCard ($2,246,000 in total) and VISaer ($3,300,000 in total), offset in part by cash generated by the QS Technologies subsidiary. Cash used for operations also included a decrease of $238,000 in accounts payable and an increase in inventory of $80,000 (to support higher sales levels at ChemFree).

On October 1, 2003, we established a secured, revolving line of credit with a banking institution pursuant to which we may borrow up to $1,500,000 calculated on a borrowing base determined by the level of domestic accounts receivable and inventory of our consolidated subsidiary companies. The term of the revolving line of credit is one year and the line bears interest at the rate of prime plus one and one-half percent of the outstanding balance. As of this filing, no amounts have been borrowed under the line of credit.

We estimate that our cash requirements for the balance of 2003 will be lower and more predictable than in 2002 and the first nine months of this year due to new and pending software license contracts at our Information Technology segment subsidiaries, revised customer payment schedules resulting in earlier and more regular payments, and lower product development costs at VISaer and CoreCard Software. It is unclear what further impact, if any, will result from the ongoing uncertainty in the Middle East, potential further terrorist attacks or threats thereof either in the United States or abroad, the sudden acute respiratory syndrome (“SARS”) epidemics and other general economic factors, particularly with respect to our VISaer subsidiary’s customers. In the nine month period ended September 30, 2003, approximately 88 percent of VISaer’s revenue was from international customers involved in the commercial aviation industry and a significant number of its prospective customers are located in the Asian and Pacific markets. VISaer has won a number of new contracts in 2003, has delivered a major version release of its new web-based software product and believes there is demand for its new product, pending successful installations at customer sites. External factors contributed to weakness in the commercial aviation market in 2003 and resulted in delays in contract awards and implementations and, combined with some internal software development delays, increased VISaer’s cash requirements in the first nine months of 2003. Based on revised payment schedules with major customers and new contracts signed, VISaer believes its cash requirements will be substantially lower in the fourth quarter of 2003 and early 2004. As of this date, we do not intend to provide significant additional funding, if any, to VISaer. Refer to Factors That May Affect Future Operations below. From time to time, we have relied on sales of assets to generate cash to support our early stage companies and we may do so in the future if it is deemed desirable or necessary, although we have no specific plans to do so at this time. We believe that our cash balances and access to bank borrowings will be adequate to support our consolidated operations and plans for the foreseeable future. We do not have off-balance sheet arrangements, relationships, transactions or guarantees with third parties or related parties that would have a material affect on our financial condition, liquidity or results of operations.

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

Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investment, or inability to raise capital to support the business plan at favorable valuations, or at all, could result in losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable or quantifiable in advance.

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

Both VISaer and CoreCard will incur operating losses in 2003 although their cash requirements are expected to be less than their reported losses because of customer payments based on milestone achievements in advance of being able to recognize license revenue. CoreCard and VISaer have required cash to operate in 2003, although at lower levels than in 2002 due to lower expense levels and customer payments. We anticipate that our other subsidiaries and our corporate operations will be slightly positive in 2003 in the aggregate. If either CoreCard or VISaer is unsuccessful or if we decide to suspend funding and the subsidiary’s internally generated cash flow is insufficient to support its operations, we may not recover our investment. Furthermore, if VISaer or CoreCard customers fail to make scheduled payments or if CoreCard or VISaer are unsuccessful in completing their software and implementing initial reference customers for their new software products, anticipated cash inflows may be delayed, resulting in increased cash requirements.

To minimize the effects of further potential declines in an already weak aviation market, VISaer is taking steps to focus its resources on meeting current contract requirements, maximizing professional services revenue and reducing expenses related to new sales and marketing efforts. VISaer has renegotiated payment schedules with several customers to provide more predictable, regular payments on contracts. However, these efforts may not produce the expected results and VISaer’s cash requirements and financial results could differ from our current forecasts. As of this date, we do not intend to continue to provide significant funding to VISaer. While we believe VISaer’s current forecast is reasonable, if customers do not fulfill their commitments for periodic payments, then its cash flow may be insufficient to support its current operations and VISaer would need to reduce its personnel and operating expenses or significantly cut back the scope of its operations.

CoreCard’s challenge is to establish a growing base of referenceable, satisfied customers and to overcome customer reluctance to implement a business critical system based on a new product offering with limited installations. CoreCard successfully installed its first significant customer in the third quarter of 2003 and is expanding its marketing efforts to identify several other reference customers although it does not have further contracts as of this filing. Furthermore, the fourth quarter of the year is typically the busiest for CoreCard’s target market and therefore it is unlikely that new customers would be committed until 2004. Depending on the number, payment terms and timing of any new software contracts, CoreCard’s cash requirements and budgeted results may differ from our current forecasts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have any material market risk because we have no long-term borrowings and our exposure to foreign currency valuation is minimal, since we sell our products denominated in US dollars.

Item 4. Controls and Procedures

ISC’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of ISC’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that ISC’s current disclosure controls and procedures are effective in timely notifying them of material information related to ISC (including its consolidated subsidiaries) required to be disclosed in the reports ISC files or submits under the Exchange Act.

There have been no significant changes in ISC’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, ISC’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

We filed a Form 8-K on August 6, 2003 disclosing that we issued a press release on August 6, 2003 announcing our financial results for the quarter ended June 30, 2003.

The following exhibits are filed or furnished with this report:

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)
3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)
4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)
4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 13, 2003	By:	/s/ J. Leland Strange

J. Leland Strange Chief Executive Officer, President

Date: November 13, 2003	By:	/s/ Bonnie L. Herron

Bonnie L. Herron Chief Financial Officer