Form 10-K
period 2003-12-31
INTELLIGENT SYSTEMS CORP
filed 2004-03-30
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of March 12, 2004, 4,478,971 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2003 was $4,484,511 (computed using the closing price of the Common Stock on June 30, 2003 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004, are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis in section Item 7. of this Form 10-K. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

ITEM 1. BUSINESS

Overview

Intelligent Systems Corporation, a Georgia corporation, has operated since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms “company”, “we”, “ours” and similar words to refer to Intelligent Systems Corporation. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our SEC-filed reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.

Since the early 1980’s, we have conducted our operations principally through majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Frequent acquisitions of or investment in early stage companies in the technology industry have long been components of our overall strategy. From time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time, our results of operations vary considerably from quarter-to-quarter and year-to-year and our past performance is not necessarily indicative of future results.

Our strategy has been to help entrepreneurs build valuable companies by providing operational and strategic management, practical business advice, early stage equity capital, a network of business contacts and, in some cases, an incubator program. Depending upon the needs of each company, we will undertake a variety of roles which often include day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative roles, and similar functions. Our subsidiary and affiliate companies are in the information technology industry (principally software for business applications) although one of our subsidiary companies is in the industrial products industry. Presently, our focus is on managing our subsidiary companies and current minority investments and we do not anticipate significant new investments or acquisitions in the foreseeable future.

Financial Reporting

We consolidate the results of operations of companies in which we own a majority interest or over which we exert control. We generally account for investments by the equity method for minority owned companies (i) in which we own 20 to 50 percent and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. In general, under the equity method, we report our pro rata share of the income or loss generated by each of these businesses as equity income/losses of affiliates on a quarterly basis. These equity losses and income decrease or increase, respectively, the cost basis of our investment. Privately owned corporations in which we own less than 20 percent of the equity are carried at the lower of cost or market. We do not mark up the value of privately-owned businesses even when they raise money at higher valuations. We are often actively engaged in managing strategic and operational issues with our non-consolidated companies and devote significant resources to the development of their businesses.

Intelligent Systems Corporation

Industry Segment Overview

Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology segment includes our VISaer, Inc., QS Technologies, Inc. and CoreCard Software, Inc. subsidiaries and the Industrial Products segment includes ChemFree Corporation. As of December 31, 2003, we own 100 percent of the ChemFree and QS Technologies subsidiaries, 65 percent of VISaer and 87 percent of CoreCard Software.

Operations in the Information Technology segment are involved in the design, development and marketing of application software products that are used by business customers and government agencies to manage aspects of their operations. Our software products are typically sold in competitive bids with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $100,000 to over $1 million. We also derive service revenue from implementation, customization, training and support services.

The Industrial Products segment includes the design, assembly and sale of equipment and associated supplies that are used by commercial, industrial, military and government agencies to maintain and service machinery or vehicles used in their operations. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. Customers purchase replacement supplies from us after the sale. In some cases, we provide equipment to multi-site corporate users under leases which typically have averaged 3 to 4 years.

Our individual operations in both segments are relatively small in size and are subject to greater fluctuation in revenue and profitability than larger, more established businesses. Sales of ChemFree products have represented between 47 and 50 percent of consolidated revenue in each of the last three years. QS Technologies and VISaer have made up the balance of consolidated revenue, with each contributing approximately one half of the remaining consolidated revenue. In 2003, QS Technologies revenue exceeded VISaer’s whereas in the prior two years, VISaer’s revenue was slightly greater than was QS Technologies. CoreCard began to generate revenue in 2003 and contributed an immaterial amount to consolidated revenues in 2003, although their contribution is expected to increase in 2004. The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in ChemFree’s European business in late summer. The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries, organized by industry segment and by company. For further detailed financial information concerning our segments, see Note 16 in the accompanying Notes to Consolidated Financial Statements. For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis in Item 7. of this Form 10-K.

Industry Segment: Information Technology Products and Services

VISaer, Inc. - VISaer develops, sells and supports software for the world-wide aircraft maintenance and engineering industry. VISaer offers a fully integrated, real time software solution that helps aviation customers efficiently and cost-effectively manage the technical, commercial and operational aspects of their maintenance, repair and overhaul (“MRO”) operations while also meeting regulatory requirements, such as those of the Federal Aviation Administration. Headquartered in Wilmington, Massachusetts, VISaer also has operations in England to support product development and sales activities in Europe. VISaer is the successor company of Visibility, Inc., a software company whose operations were sold in July 2000 to allow VISaer to concentrate on the MRO software market. VISaer’s product offering includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. VISaer announced the first release of Version 3.1, a fully Web-native version of its complete MRO solution, in late 2002 and the first installation of this release was accomplished in 2003. VISaer has signed contracts to purchase software licenses for its Version 3 software with four customers and has $1.4 million in short-term deferred revenue and $5.1 million in long-term deferred revenue at December 31, 2003 that will be recognized when various releases of the Version 3 software are delivered to customers in 2004 and thereafter. In addition, VISaer has a sales and marketing program that has identified additional prospects for MRO license sales, professional services and maintenance contracts. However, due to resource constraints, in 2004 VISaer expects to focus on completing and delivering its Version 3 software to establish strong reference accounts and generate cash flow and revenue before allocating significant resources to new sales and marketing programs.

During 2002 and much of 2003, the general slow-down in the economy, the terrorist attacks of September 11, 2001, hostilities involving Iraq and the outbreak of Sudden Acute Respiratory Syndrome had a significant negative impact on the commercial aviation market, initially in the domestic market and then in international markets. Some airlines delayed or canceled planned information technology projects and others experienced a decline in financial strength during the industry downturn. In recent months, there appears to be momentum building, especially in international markets, to move forward on delayed proposals to purchase MRO software which we believe will provide an

Intelligent Systems Corporation

opportunity to build a pipeline of additional business. Regulatory requirements dictate that airlines manage their MRO processes carefully and there is increased pressure to improve and automate MRO record-keeping. VISaer’s software products provide a comprehensive, cost-effective way to do so. We believe significant sales opportunities exist in the Asian Pacific, Latin American and Chinese markets, MRO service outsourcing companies, low-cost airlines, defense related aviation, and small to mid-size domestic regional airlines.

VISaer markets and sells its software in both domestic and international markets. International customers have represented a majority of VISaer sales of products and services in each of the last two years and are expected to do so in 2004 as well. The markets for VISaer products include both airline-owned maintenance and engineering shops as well as third party MRO organizations. Most of VISaer’s sales are direct to the customer with VISaer providing a turnkey solution that covers project management, software, system implementation, training, consulting and support. Prior to 2003, as VISaer was building its internal capacity, VISaer sold its products through certain re-sellers on a non-exclusive basis in certain markets. In most cases, sales are made in response to competitive bids and requests for proposals and have sales cycles of six to eighteen months with implementation periods of an additional six to eighteen months. VISaer provides full suite implementation services and post-sales support and maintenance activities under annual contracts, as well as customization and professional services on an as needed basis. VISaer has a number of competitors, some of whom offer MRO software as part of an Enterprise Resource Planning package and who have significantly more financial resources, larger customer bases and greater market coverage than VISaer. Other competitors are small players focused on MRO solutions with resources similar to VISaer. VISaer competes on the basis that its software provides extensive product functionality using Web-native technology; provides low cost-of-ownership; includes integrated modules offering a complete software and service solution; and runs on industry standard technology platforms. VISaer believes that its new Version 3 Web-native software is a strong competitive offering.

QS Technologies, Inc. - QS Technologies operates from its Greenville, South Carolina location, providing health and human services software, maintenance and support services to its installed customer base as well as to new customers. QS Technologies’ products allow public health agencies to capture, analyze and manage client information such as immunization, maternal health, and birth and death records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. QS Technologies competes on the basis of product functionality and value, reputation for customer service, and knowledge of market requirements acquired through more than twenty years in the market. Sales are typically made in response to competitive bids and may take six to twelve months before contracts are awarded. Demand for products and the timing of contract awards is impacted by general economic conditions as well as customer-specific factors such as state and local budgets and program priorities, over which QS Technologies has little control. Typically, QS Technologies provides its customers with post-sales service and support under annual contracts that often renew for multiple years after the initial software license fee is earned. QS Technologies has expanded its product line to include vital records software and web-based capabilities. In 2003, QS Technologies benefited from expanded sales and marketing activities in 2002 and an industry-wide increase in the number of new projects contracted for after several years of slowdown due to state and local budget constraints. Consequently, QS Technologies had a record year for revenue from new license sales and from annual maintenance contracts due to an expanded installed customer base. Based on our current outlook and the generally months-long process between submission of a proposal, contract award and delivery of the software, it is unlikely that QS Technologies will experience the same level of new license revenue in 2004 as it did in 2003, although the level of service revenue should continue to provide a significant recurring contribution because new and existing customers typically sign annual maintenance and support contracts.

CoreCard Software, Inc. - CoreCard Software was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops and markets software to accounts receivable businesses, banks, credit unions and retailers to manage their credit card, merchant and loan accounts. After more than seven years of extensive product development activity (including prior to the spin-off), in 2003 CoreCard completed the first major installation of its CoreISSUE™ and CoreCOLLECT™ application modules, based on its proprietary CoreENGINE™ architecture, at a major catalog retailer customer and will recognize revenue related to this contract in early 2004. CoreCard products allow financial institutions and commercial customers to optimize their account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial software allows customers to automate, streamline and optimize business processes associated with the set-up, administration and management of credit card, merchant and loan accounts, to process transactions and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than mini or mainframe computers, customers benefit from a lower overall cost-of-ownership, faster implementations and increased flexibility to respond to market conditions. CoreCard’s product functionality includes embedded multilingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, unlimited account hierarchies, and flexible, customer-defined pricing and payment terms.

Intelligent Systems Corporation

CoreCard’s initial target markets include accounts receivable businesses, small and mid-size banks, and retail and private-label issuers, in the United States and in certain emerging international markets, most likely focusing on the Pacific Rim. CoreCard competes with third-party card processors, larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard has relatively limited sales and marketing experience compared to many of its competitors and it is unclear whether potential customers will choose to outsource their account transaction processing rather than acquire software to manage their transactions in-house, which could impact negatively the total addressable market for CoreCard, if such a trend gains momentum. Moreover, it is uncertain whether potential customers will be reluctant to acquire software from a relatively small emerging company with limited customer installations and choose instead a lower risk strategy of acquiring older technology from more established companies. Certain of CoreCard’s competitors have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in selected markets based on providing customers with a next-generation technology platform, lower overall cost-of-ownership, faster implementation cycles, greater system flexibility and more customer-driven marketing options. Like most emerging software companies, CoreCard’s challenge is to establish a growing base of referenceable, satisfied customers and to overcome customer reluctance to implement a business-critical system based on a new software product with limited installations. CoreCard has certain non-compete restrictions related to the spin-off from PaySys International, which limit for varying time periods through 2006 the customers and markets that CoreCard can solicit and serve. However, CoreCard believes that the available worldwide market is substantial, even with these time-limited restrictions.

CoreCard licenses its software products for either a one-time license fee or a per transaction fee, depending on specific customer requirements and preferences. It provides maintenance and support services under annual contracts, as well as professional services on an as needed basis for customization, implementation and training activities. Generally, CoreCard expects to sell its products directly to its initial customers in the domestic U.S. and is developing relationships with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard completed its initial software modules, CoreISSUE™, CoreFRAUD™ and CoreCOLLECTIONS™ in 2003 and expects to complete CoreACQUIRE™ in 2004 as customer demand and CoreCard resources allow.

Industrial Products Segment

ChemFree Corporation - Our only subsidiary in the Industrial Products segment is ChemFree Corporation, one of our early incubator companies. ChemFree designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. SmartWashers® use an advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and water-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher® system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.

ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles to maintain, individual and chain automobile service centers and auto parts suppliers, such as NAPA. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance in all branches of the military. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national distributors such as NAPA and Barnes Group in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors, NAPA, represented 13 percent and 14 percent of our consolidated revenue in 2003 and 2002, respectively and 28 percent of our Industrial Products Segment revenue in both 2003 and 2002. Part of ChemFree’s revenue is derived from multi- year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone and Pep Boys.

ChemFree competes with larger, established companies that offer solvent-based systems, other small companies using non-hazardous systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, elimination of regulatory compliance, and price. ChemFree believes that new regulations from governmental agencies such as the Environmental Protection Agency that prohibit or restrict the use of solvent-based products, with which ChemFree’s products compete, will expand overall market demand significantly if such regulations are enforced effectively by state, local and federal governments.

Intelligent Systems Corporation

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

Incubator Program

For more than ten years, we have operated the Intelligent Systems Incubator at our corporate facility in a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, business advice and planning, a network of professional services, and, in some cases, financial capital from Intelligent Systems. Depending upon the experience and needs of the founding entrepreneur, incubator companies will choose to use some or all of the available resources. Income from incubator companies reduces our total facility and personnel costs.

Because we have a large facility, we have been able to offer the benefits of the incubator program to companies in which we have no ownership interest. In attracting companies to our incubator program, we compete with other sources of business assistance, facilities and financial capital that may be available to the entrepreneur. These sources include other incubator programs as well as angel and venture capital investors, corporate partner relationships and merger/sale opportunities.

Minority-Owned Partner Companies

Part of our business strategy has been to seek to own a minority interest in companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and expect to continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Some examples of our involvement are as follows:

•	A 17 percent interest in Horizon Software International, Inc., a leading provider of software and systems to manage the food service operations of primary and secondary education, college, medical and military facilities.

•	A 25 percent interest in NKD Enterprises, LLC (dba CoreXpand), a software services company with an e-commerce application for promotional and incentive product distributors and corporate customers. CoreXpand is part of our incubator program.

•	A 22 percent interest in Cirronet, Inc., a privately held and former Intelligent Systems incubator company involved in wireless telecommunications products for industrial, medical and commercial markets as well as residential and small business wireless Internet markets.

Research and Development

We spent $8.3 million, $9.8 million and $3.4 million in the years ended December 31, 2003, 2002 and 2001, respectively, on company sponsored research and development. In 2003, the Information Technology segment spent $1.5 million less on software development than in 2002 when R&D spending had increased by $6.4 million compared to 2001. In 2002, the significant increase in spending was due to an intensive effort related to development of the VISaer Version 3.0 product line and the initial software offering by CoreCard. In 2003, we spent less at both VISaer and CoreCard than in 2002 because fewer personnel and third party resources were required than in the initial product development phases. In both 2003 and 2002, of the consolidated research and development expense, approximately 50 percent relates to VISaer product development and 33 percent relates to CoreCard with the balance spent mainly for development projects at QS Technologies and, to a small extent, at ChemFree. We estimate that total R&D expenses in 2004 will be lower than in 2003 mainly due to a reduced number of U.S. based personnel at CoreCard compared to 2003 coupled with a greater use of lower cost off-shore personnel for testing and certain development tasks; reduced need for third party developers than were required during the early product development stages; at VISaer, increased use of customer’s personnel for certain testing activities which contribute to lower overall costs; and the ongoing benefit of a reduction in personnel in the third quarter of 2003 and reassignment of some software developers to customer support and professional services activities.

VISaer released its first Version 3 software in 2003 and expects to complete additional version releases and modules at various times in 2004. In 2004, CoreCard Software plans to continue to complete additional software modules, principally CoreACQUIRE™, and to develop further enhancements to its initial suite of products.

Intelligent Systems Corporation

Patents, Trademarks and Trade Secrets

Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bioremediation used in the SmartWasher® system. ChemFree considers these patents an important component of their overall business strategy. (See Item 3 below). CoreCard has filed several patent applications covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of these products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice™, VISaer™, CoreENGINE™, CoreISSUE™, CoreCOLLECT™ and others.

Personnel

As of February 28, 2004, we had 168 full-time equivalent employees in our company as well as in our majority-owned companies. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

Refer to Note 14 to the Consolidated Financial Statements for financial information in response to this item. We do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this annual report.

ITEM 2. PROPERTIES

At February 28, 2004, we have leases covering approximately 137,500 square feet in Norcross, GA, 6,100 square feet in Greenville, SC, and 21,400 square feet in Wilmington, MA, to house our product development, manufacturing, sales, service and administration operations, as well as small sales and/or development offices in England, Ireland, and Romania. A portion of the Norcross corporate facility is subleased to businesses in our technology business incubator. Our current lease on the Norcross facility expires May 31, 2004 and we are presently evaluating options to move or stay in the same facility, which in either case is likely to result in a substantial increase in facility lease costs because our expiring lease was at below current market rates. We anticipate successfully negotiating a lease to stay in the current facility but, if not, we expect that adequate facilities will be available at prevailing market rates.

ITEM 3. LEGAL PROCEEDINGS

In 1999, a former consultant of the ChemFree subsidiary brought suit against ChemFree and other third parties in an action styled James C. McClure vs. Zymo International, Inc., G. Robert Whiteman and ChemFree Corporation et al. challenging the ownership of certain of ChemFree’s patents. ChemFree and other parties to the suit deny the allegations and are vigorously defending the suit, which is pending in the Superior Court of Gwinnett County, Georgia. ChemFree has filed a counter suit in the United States District Court for the Northern District of Georgia in an action styled ChemFree Corporation vs. James C. McClure. The case in Federal Court was scheduled to go to trial early in 2004 but was postponed due to changes in the court’s calendar and no new date has been set. The case in the Superior Court of Gwinnett County is on hold pending resolution of the Federal case. While we believe ChemFree has sufficient evidence to prevail in both cases, there can be no assurance that the cases will be resolved in ChemFree’s favor. At this time it is unclear what, if any, impact a finding in either case which is adverse to ChemFree would have on its business or financial condition. In addition, from time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2003.

Intelligent Systems Corporation

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed and traded on The American Stock Exchange (“AMEX”) under the symbol “INS”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

	2003		2002
Year Ended December 31,	High	Low	High	Low
1st Quarter	$1.70	$1.25	$3.28	$2.95
2nd Quarter	2.04	1.40	3.25	2.85
3rd Quarter	2.20	1.59	3.00	1.60
4th Quarter	2.01	1.55	1.92	1.45

We had 385 shareholders of record as of February 28, 2004. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has in the past paid cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to pay any dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from the bank. See Note 6 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

Twelve Months Ended December 31,

(in thousands except share and per share amounts)	2003		2002		2001		2000		1999
Net Sales	$13,334		$10,741		$8,718		$7,027		$8,479
Net Income (Loss)	(4,798	)a	(12,257	)b	9,113	c	8,215	d	249	e
Net Income (Loss) Per Share (Basic)	(1.07)		(2.73)		1.78		1.47		0.05
Net Income (Loss) Per Share (Diluted)	(1.07)		(2.73)		1.77		1.46		0.05
Total Assets	13,742		17,860		26,089		18,057		13,658
Working Capital	(1,898)		1,490		10,206		3,294		(48)
Long-term Debt	—		—		—		—		363
Stockholders’ Equity	1,070		5,894		17,858		14,674		10,209
Cash Dividends Paid Per Common Share	—		—		—		0.52		—
Shares Outstanding at Year End	4,478,971		4,491,779		4,495,530		5,623,784		5,114,467
Basic Weighted Average Shares Outstanding	4,483,458		4,495,058		5,108,413		5,606,715		5,106,134
Diluted Weighted Average Shares Outstanding	4,483,458		4,495,058		5,145,691		5,632,484		5,336,776

a.	Includes net investment gains of $3.0 million, $184,000 in net income in equity of affiliates and $328,000 other income.

b.	Includes net investment losses of $934,000, $235,000 in net losses in equity of affiliates and $900,000 other income.

c.	Includes investment gains of $19.9 million, $2.2 million in net losses in equity of affiliates and charges totaling $6.4 million related to the write-off of in-process R&D in connection with the acquisition of VISaer and subsequent goodwill impairment charge.

d.	Includes investment gains of $9.7 million and $771,000 in net losses in equity of affiliates.

e.	Includes investment gains of $2.2 million and $948,000 in net losses in equity of affiliates.

Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to Consolidated Financial Statements for a discussion of material acquisitions or dispositions that may affect the comparability of this financial information.

Intelligent Systems Corporation

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition – Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, reimbursable expenses, maintenance and support for software products.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer. There are no remaining future obligations and delivery occurs upon shipment. We provide for estimated sales returns allowances and rebates in the period in which the sales are recorded. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.

We recognize software fees in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”. Under SOP 97-2, we recognize software license fees when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Additionally, license fee revenue is not recognized until there are no material uncertainties regarding customer acceptance, cancellation provisions, if any, have expired and there are no significant vendor obligations remaining. SOP No. 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue recognition criteria in SOP No. 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue. For those contracts that contain significant production, modification and/or customization, software license fees are recognized utilizing Accounting Research Bulletin (“ARB”) No. 45, “Long-term Construction Type Contracts”, using the relevant guidance in SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”.

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

A number of internal and external factors could affect our estimates related to software contracts, including labor rates, utilization of resources, changes in specifications or testing requirements, and unforeseen technical problems. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues, to defer revenue longer than originally anticipated or to incur additional cost which would impact our margins and reported results.

Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investee company or its inability to raise capital to support the business plan could result in investment losses or an inability to recover the current carrying value of the investment. Many of the companies in which we hold non-control, minority positions are backed by venture capital, and the value of our investment may be impacted by the amount, terms and valuation of the investee’s financial transactions with third party venture funds or the terms of the sale of the investee company to a third party. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For instance, this could occur if the investee company is sold for less than our pro rata carrying value or if a new round of funding is at a lower valuation than our investment was made or if the financing terms for the new

Intelligent Systems Corporation

investors (such as preferences on liquidation) otherwise reduce the estimated value of our investment. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable or quantifiable in advance. For instance, in Note 3 to the Consolidated Financial Statements, we discuss aggregate charges totaling $1.2 million which we recorded in 2003 to reflect a reduction in the carrying value of our investments in RF Solutions, Silverpop and MediZeus. Charges were recorded in the first, second and fourth quarters of 2003, respectively, based on the timing of the events giving rise to management’s change in estimated valuation.

Valuation of Intangibles - From time to time in the past, we have acquired companies and we may do so in the future. Occasionally, as in the case with our VISaer and CoreCard Software subsidiaries (as described in detail in Note 2 to the Consolidated Financial Statements), we may increase our ownership or control of an entity from a minority to a majority position, which generally is treated as an acquisition for accounting purposes. Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions may result in the allocation of a portion of the purchase price to goodwill and other intangible assets. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Typically, we use the services of a third party appraiser to provide a valuation of material intangible assets. However, often the acquired company is a small entity with limited operating history on which to base future projections and thus valuing the assets requires the use of estimates which are very subjective. Furthermore, the period over which we amortize certain intangibles may change based on future conditions and consequently we may need to adjust the intangible value and/or amortization period, which could require us to increase the amount of amortization expense we record each period or to take a non-cash charge to reduce the value of the intangible. On at least an annual basis, generally with the assistance of a third party appraiser, we review the values assigned to long-lived assets using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations. We did not acquire any companies in 2003 and no write-downs with respect to goodwill or other intangibles occurred in 2003 or 2002. By comparison, in 2001, we recorded charges totaling $6.4 million related to the carrying value of VISaer intangibles at the time of its acquisition and subsequent to the September 11, 2001 terrorist attacks.

Overview

Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology sector are QS Technologies, Inc. (software for public health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing credit and debit cards). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our four subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all and two of our software subsidiaries have very limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•	Two of our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past three years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a subsidiary’s delivery under a software contract (which may be out of their control) could have a significant and unpredictable impact on consolidated revenue that we can recognize in a given quarterly or annual period.

Intelligent Systems Corporation

•	Acquisitions may affect our revenue and expense levels. For instance, in 2002, we acquired a controlling interest in CoreCard Software and in mid 2001, we acquired a controlling interest in VISaer. Consequently, we consolidated the results of operations of those companies from the dates of acquisition but not for prior periods.

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, presently do not, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers in future periods. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term and we continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

We also frequently generate income or losses from non-operating sources and we may do so from time to time in the future. Occasionally we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We do not expect and cannot support the same level of cash investment in the future in these two entities and presently believe that customer payments on existing and pending software contracts will be sufficient to fund VISaer’s operations and a growing portion of CoreCard’s expenses. If the business or cash flow of either subsidiary does not develop as anticipated, we would need to scale back or restructure their operations.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this annual report.

2003 Compared to 2002

Revenue - Total revenue for the year ended December 31, 2003 was $13.3 million, an increase of 24 percent ($2.6 million) compared to the same period in 2002. Revenue from product sales increased 34 percent year-to-year from $6.3 million to $8.5 million whereas revenue from services billed by the Information Technology segment increased 10 percent year-to-year from $4.4 million to $4.9 million. The increase in product revenue is due to several factors: software license fees generated by our Information Technologies segment subsidiary, QS Technologies, accounted for 57 percent of the total year-to-year increase and the Industrial Products segment accounted for the remaining 43 percent of the year-to-year increase due to increased revenue from ChemFree products in both domestic and international markets.

In 2003, QS Technologies benefited from pent-up demand for its products by local and state governments after several years of reduced spending by such entities on software products. Almost 80 percent of QS Technologies product revenue was generated in the fourth quarter of 2003 upon delivery of its most recent product release to new customers. Based on the current pipeline and foreseeable demand, we may not achieve the same level of new license revenue in 2004 because we expect that state and local government budget constraints may reduce overall spending, including for software products.

Our Industrial Products segment achieved a 37 percent increase in international sales and a 14.5 percent increase in domestic sales in 2003 compared to 2002. The year-to-year increase was due to approximately 15 percent higher unit shipments of SmartWasher® parts washers and fluid, a 14 percent increase in revenue from units leased to customers under multi-site corporate lease contracts, and an increase of approximately four percent in the average selling price of parts washers and fluid due to price increases on certain products.

Intelligent Systems Corporation

Some of the factors contributing to the year-to-year increase include expanded geographic coverage by domestic distributors, more installations at new and existing multi-site corporate facilities and a larger installed base of customers who purchase replenishment supplies of fluids and filters. We expect demand for ChemFree products to continue to grow, although it is unlikely we would sustain the same level of high growth in the international markets in 2004 as in 2003.

Our CoreCard Software subsidiary began generating limited revenue in 2003 while license revenue booked by our VISaer subsidiary was approximately 27 percent lower than in 2002, mainly due to deferring revenue on new licenses sold until delivery of the final Web-based version of their licensed software in 2004. At December 31, 2003, we have recorded $2.6 million of unearned short-term deferred revenue and $5.1 million of long-term deferred revenue, of which 79 percent of the total is related to VISaer license fees and 15 percent of the total is related to annual maintenance, support and lease contracts at three subsidiaries which will be recognized ratably over twelve months in 2004.

With respect to our revenue from services, the increase from year-to-year from $4.4 million to $4.9 million reflects mainly a 20 percent or $252,000 increase in maintenance and support revenue generated by our QS Technologies subsidiary due to a larger installed base of customers paying annual maintenance fees as well as approximately $165,000 more revenue from training and other services provided (excluding billable travel) due to the record number of new customer licenses sold during 2003. The level of service revenue generated by our VISaer subsidiary was relatively constant year-to-year.

Cost of Sales - Cost of product sales in 2003 was 39 percent of product revenue, or $3.3 million compared to 48 percent of product revenue, or $3.0 million in 2002. The difference between years is due to the significantly greater contribution of license revenue generated in 2003 by the QS Technologies subsidiary which has a lower cost of sales than do our Industrial Products, which experienced a relatively consistent cost as a percentage of revenue in both 2003 and 2002 (52 percent and 55 percent in 2003 and 2002, respectively).

Cost of service sales in 2003 represented 69 percent of service revenue or $3.4 million compared to 64 percent of service revenue, or $2.9 million in 2002. The increase is due to higher personnel costs. QS Technologies allocated more resources to customer support functions in 2003 than in 2002 to support a high volume of new customers in 2003 and VISaer utilized more expensive third party contractors for certain specialized development services in the first half of 2003 and utilized more of its personnel in the customer support and professional services departments in 2003 as compared to 2002.

Operating Expenses - Consolidated operating expenses were 13 percent lower in 2003 than in 2002, decreasing from $17.3 million to $15.0 million. Both general and administrative and research and development expenses declined 15 percent in 2003 compared to 2002 while marketing expenses were five percent lower than the prior year. General and administrative expenses decreased from $4.6 million in 2002 to $3.9 million in 2003 mainly due to lower administrative and management personnel costs at CoreCard than had been incurred in early 2002 prior to the consolidation of CoreCard operations, saving approximately $667,000 in 2003. Other factors contributing to the reduced expenses in 2003 were lower personnel costs at VISaer offset in part by an increase of $147,000 in legal fees at ChemFree and higher personnel costs at QS Technologies. Research and development expense declined by 15 percent in 2003 compared to 2002 from $9.8 million to $8.3 million principally due to a net reduction in the number of personnel employed in our domestic Information Technologies subsidiaries and a reduction in contract programming expense that had been incurred by VISaer in 2002 related to the initial conversion and development of its Web-based software product.

Interest Income - We recognized net interest income of $2,000 in 2003 compared to $129,000 in 2002. In 2002, we earned interest on a higher level of notes receivable balances because we had a $1.5 million note receivable outstanding for five months in 2002 and a $3.0 million note receivable outstanding for four months in 2002. Both notes were repaid or converted to equity in 2002.

Investment Income - We earned net investment income of $3.0 million in 2003 compared to a net investment loss of $934,000 in 2002. In 2003, net investment income includes a gain of $4.5 million related to the PaySys escrow settlement (refer to Note 3 for details), offset in part by charges of $600,000, $76,000 and $501,000 to reduce the carrying value of our investments in RF Solutions Inc, Silverpop, Inc. and MediZeus, Inc., respectively. In addition, we recorded charges of $92,000 and $131,000 against the carrying values of notes receivable of RF Solutions, Inc. and Medizeus, Inc., respectively. By comparison, in 2002, we recorded investment gains of $1.1 million on the sale of our holdings in Atherogenics stock and $474,000 on the sale of our remaining interest in Risk Laboratories. Offset against these gains were charges totaling $1.1 million to reduce the carrying value of our investments in NuTec Sciences, Inc., Lumenor, Inc., and Novient, Inc., three privately-held software companies, and a charge of $1.3 million to recognize the accumulated loss on our holdings in publicly traded Daw Technologies, Inc. and Ixalt, Inc. Refer to Note 3 for more details regarding these transactions. The timing and amounts of asset sales or writedowns, if any, vary on an annual and quarterly basis and are generally not predictable by us in advance.

Intelligent Systems Corporation

Equity Earnings (Losses) of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. The amount recorded is not generally predictable or indicative of future results because it is the aggregate earnings (losses) of a number of relatively small companies operating in various industries and thus aggregate earnings (losses) are subject to considerable fluctuation from quarter-to-quarter. In 2003, we recorded $184,000 in equity earnings of five affiliate companies (including Horizon Software International, CoreXpand, Riverside Software, MediZeus, and Cirronet, for those periods in which we accounted for each by the equity method) compared to equity losses in 2002 of $235,000 in three affiliate companies (CoreXpand, MediZeus and Horizon Software for those periods in which we accounted for each by the equity method).

Other Income, Net - We recognized $328,000 in other income in 2003 compared to other income of $900,000 in 2002. In 2003, the amount includes $137,000 in recognition of deferred gain related to a VISaer product line sale in a prior period, $124,000 in foreign currency exchange gains, and other miscellaneous income. By comparison, in 2002 other income consists mainly of $813,000 of deferred gain related to the VISaer product line sale and other miscellaneous income.

Income Taxes - In 2003, we recorded an income tax credit of $40,000 representing the net of a $104,000 refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year and income tax of $64,000 related to our QS Technologies’ state tax liability. We did not accrue for any other income tax liability in 2003 and we believe that the deferred tax assets should be fully reserved given their character and our recent losses. By comparison, in 2002, we recorded an income tax benefit of $343,000 reflective of a refund of alternate minimum taxes paid in 2001.

2002 Compared to 2001

Revenue - Total revenue for the year ended December 31, 2002 was $10.7 million versus $8.7 million in the same period in 2001, an increase of 23 percent. Revenue from product sales increased 18 percent year-to-year whereas revenue from services billed by the Information Technology segment increased 29 percent year-to-year. The increase in product revenue is mainly due to a greater number of units sold by the ChemFree subsidiary due to an increase in domestic demand for its products. The increase in service revenue year-to-year reflects mainly the fact that we included the results of VISaer for the full 12 months in 2002 but only for six months in 2001. Approximately two-thirds of our service revenue in 2002 was generated by VISaer for professional services with the balance coming mainly from software maintenance contracts at the QS Technologies subsidiary. At December 31, 2002, long-term deferred revenue was $4.8 million, related to VISaer’s software license contract with a major U.S. air freight company, which it expects to realize beginning in 2004.

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

Operating Expenses - In 2002, marketing expenses increased by $870,000 (42 percent) compared to 2001. Of the increase, approximately $330,000 is due to the inclusion of VISaer expenses for 12 months in 2002, $283,000 is due to increased expenditures at the ChemFree subsidiary to support a direct sales initiative in selected markets, and the balance of $257,000 reflects mainly the inclusion of CoreCard expenses in 2002. General and administrative expenses were 53 percent lower in 2002 than in 2001, mainly reflecting the fact that 2001 expenses included non-cash charges totaling $6.0 million related to the write-down of goodwill associated with the VISaer acquisition in 2001. This decrease was offset by an increase of approximately $950,000 year-to-year mainly because we included the expenses of VISaer for the full 12 months in 2002 as compared to only six months in 2001. An increase in legal expenses in 2002 at ChemFree of approximately $140,000 related to intellectual property protection was offset by a reduction in G&A personnel expenses at the QS Technologies subsidiary. Research and development expense increased by $6.4 million (191 percent) in 2002 as compared to 2001. Approximately one-half of the increase is attributable to each of VISaer and CoreCard due to the inclusion for the full year of their respective expenses to support significant new product development initiatives.

Intelligent Systems Corporation

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

Investment Income/Loss - In 2002, we had a net investment loss of $934,000 compared to net investment income of $19.9 million in 2001, of which $17.8 million was derived from the sale of our PaySys affiliate in 2001. In 2002, we recorded investment gains of $1.1 million on the sale of our holdings in Atherogenics stock and $474,000 on the sale of our remaining interest in Risk Laboratories. Offset against these gains were charges totaling $1.1 million to reduce the carrying value of our investments in NuTec Sciences, Lumenor, and Novient, three privately-held software companies, and a charge of $1.3 million to recognize the accumulated loss on our holdings in publicly traded Daw Technologies, Inc. and Ixalt, Inc. Refer to Note 3 for more details regarding these write-downs. The timing and amounts of asset sales or write-downs, if any, vary on an annual and quarterly basis and are generally not predictable by us in advance.

Equity Losses of Affiliates - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. In some cases, these companies are early stage companies that incur losses during their development and early revenue period. In 2002, we recorded equity losses of $235,000 related to four affiliate companies compared to equity losses in 2001 of $2.2 million related to seven affiliate companies. The main difference between years is that we consolidated VISaer and CoreCard for the full year in 2002 but in 2001, we consolidated VISaer only for the last half of the year and we accounted for CoreCard under the equity method for the entire year.

Other Income - In 2002, other income consists mainly of $813,000 of deferred gain related to a VISaer product line sale in July 2000, compared to the recognition of $961,000 of deferred gain related to the product line sale in 2001. Refer to Note 7 for detail on the deferred gain.

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

Liquidity and Capital Resources

Our cash balance at December 31, 2003 was $1.1 million, which is $1.5 million lower than at the prior year-end. During the year ended December 31, 2003, our principal source of cash was $4.6 million from settlement of the PaySys escrow account as described in more detail in Note 3 to the Consolidated Financial Statements. During the year, our principal use of cash was $5.5 million for operations, which was $3.6 million less than in 2002. We used approximately $328,000 cash, net of repayments and distributions, related to new and follow-on investments or loans to investee companies in 2003 but plan to concentrate our activities and resources in 2004 on our existing companies.

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in non-consolidated technology companies and we have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. In 2003, we used $6.7 million to support these two subsidiaries which was $286,000 less than we used in 2002. We do not expect and cannot support the same level of cash investment in the future in these two subsidiaries. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund substantially all of VISaer’s operations and a growing portion of CoreCard’s expenses in 2004. If the business or cash flow of either subsidiary does not develop as anticipated either due to delays in customer payments, software development or new contract acquisitions, we would need to scale back or restructure the respective operations to a level that could be supported by their internal cash flow with minimal cash, if any, provided by us, or to seek alternative sources of funding for the subsidiaries. Most of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts. Thus, while there are no current plans to do so, any action to reduce negative cash flow from operations would generally entail a reduction in numbers of employees and the payment of accrued and severance compensation which could increase cash requirements in a given quarter but reduce cash needs in future quarters. Our established operating companies, QS Technologies and ChemFree, generated sufficient cash in 2003 to offset a majority of the corporate office expenses and are expected to do so again in 2004. There are no restrictions on the transfer of cash balances between the parent and subsidiary companies.

Accounts receivable at December 31, 2003 were $1.5 million, 49 percent lower than at December 31, 2002, when they were $3.0 million. At December 31, 2002, our receivables were higher than normal for several reasons. First, at December 31, 2002, $816,000 of the

Intelligent Systems Corporation

accounts receivable was related to billings to two VISaer customers upon the achievement of contract milestones and such amounts were collected in early 2003. At year-end December 2003, there were no such scheduled milestone billings included. Second, $150,000 of the year-to-year difference in accounts receivable is attributable to timing differences on billings of annual maintenance contracts for two VISaer customers. Third, in the Industrial Products segment, increased emphasis on collections and stricter credit policies resulted in reduced collection cycles and improved cash flow in 2003 by approximately $360,000. In the aggregate, current and non-current deferred revenue increased by $1.0 million in 2003 compared to 2002, representing cash payments in 2003 by customers for software licenses and annual software maintenance contracts by our Information Technology subsidiaries as well as leased Industrial Products equipment for which the related revenue will be recognized in future periods. In 2003, we used approximately $95,000 cash to increase inventory levels of ChemFree products to support a growing volume of sales and leases of equipment to domestic and international customers. Accounts payables declined by $369,000 at December 31, 2003 compared to December 31, 2002 for several reasons. Of the decline, $83,000 is related to a planned reduction in the use of third-party software contractors in 2003 and the balance is mostly related to improved cash collections in the Industrial Products segment which allowed payment of payables generally within current terms.

We have several potential near-term sources of cash to support negative cash flow from consolidated operations, including periodic draws against our bank line of credit, sale(s) of investments or other assets or third party strategic investment in a subsidiary. The amount and timing of sales of investments or assets cannot be predicted with reasonable certainty at this time and presently we do not have any firm pending transactions. Our budgeted cash requirements for 2004 are substantially lower than for 2003 based on new and pending software license and professional services contracts at our Information Technology subsidiaries, recently negotiated periodic payments by two key customers at VISaer, and lower product development costs at VISaer and CoreCard. We expect to use our bank line of credit as needed in 2004 to accommodate short-term timing differences in consolidated cash flows. We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for such draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall unless the bank provided an exception. Furthermore, if the bank elects not to renew our line of credit at the end of the current term (September 1, 2004), we may not be able to find a replacement line of credit on acceptable terms, if at all. Certain VISaer customer contracts tie cash payments to delivery dates of various software deliverables and in other cases, customers have agreed on periodic payments at scheduled time periods to enable the company to dedicate resources to complete contract deliverables. VISaer is working closely with key customers to meet its project milestones but delays could cause customers to postpone payments and increase VISaer’s need for cash during 2004. Also our ability to recognize deferred revenue reflected on the balance sheet will depend on VISaer delivering and the customer accepting the final software deliverables in 2004 and thereafter. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason or we do not control costs or we encounter unforeseen technical problems, then VISaer could experience a cash shortfall to fund its operations and would need to scale back its operations or seek new financing, which could affect its performance under the contracts, at least in the short term. In addition, unanticipated delays in contract awards and implementations at CoreCard would have a negative impact on results of operations and increase our cash requirements.

Beyond 2004, we expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.

We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Long-Term Contractual Obligations

Our only material long-term contractual obligations consist of operating leases as indicated below:

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating Lease Obligations	$404	$345	$59	—	—

Total	$404	$345	$59	—	—

Intelligent Systems Corporation

Factors That May Affect Future Operations

Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly in the Information Technology sector, revenue tends to be associated with fewer and larger sales than in the Industrial Products segment. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•	Undetected software errors which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	A reversal of the improving trend in the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.

•	The relatively limited sales and marketing experience of our VISaer and CoreCard subsidiaries in their respective markets could cause them to misinterpret or fail to interpret or adjust to a trend in the market or to underestimate the sales cycle time frame.

•	In the Industrial Products market, failure by ChemFree to achieve anticipated growth in the European market or in the domestic national accounts and non-automotive markets for their products could cause lower than anticipated sales and profits.

•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue, increased costs and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	An insufficient level of qualifying accounts receivable and inventories to support a borrowing base sufficient to meet our anticipated borrowing requirements under our bank line of credit.

•	The recurrence of some incidence such as the SARS epidemic in 2003 that has a negative impact on the aviation industry, resulting in delays in contract awards and customer implementations similar to the unforeseen negative impact on cash and profits experienced by VISaer during the SARS epidemic.

•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchase decisions.

We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 9 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created on or prior to January 31, 2003, the provisions of FIN No. 46 must be applied for the first

Intelligent Systems Corporation

interim or annual period beginning after December 15, 2003. We have identified no variable interest entities and do not expect FIN No. 46 to have an effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity by issuers. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material market risk because we have no long-term borrowings or sales transactions involving financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report. See the Consolidated Financial Statements and Note 17 to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 10, 2002, we dismissed Arthur Andersen LLP as our independent public accountants. No report of Arthur Andersen LLP on the financial statements for either of the two past years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report during the company’s two most recent fiscal years or any subsequent interim period preceding the dismissal of Arthur Andersen LLP. Effective July 3, 2002, our Board of Directors, upon the recommendation of the Audit Committee, appointed BDO Seidman, LLP as our new independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and the procedures are effective. There were no significant changes in the company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 - The Election of One Director - Executive Officers” in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 2004 for information about the individual nominated as director and about the executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained

Intelligent Systems Corporation

under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in this Proxy Statement. This information is incorporated into this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Executive Compensation” in the Proxy Statement referred to in Item 10 for information about management compensation. This information is incorporated into this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the subsections entitled “Voting - Principal Shareholders, Directors and Certain Executive Officers” and “Voting - Securities Authorized for Issuance Under Equity Compensation Plan” in the Proxy Statement referred to in Item 10 for information about the ownership of our $0.01 par value common stock by certain persons and securities authorized for issuance under our equity compensation plans. This information is incorporated into this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

J. Leland Strange, a director, and President and Chief Executive Officer of the company, participated as a common shareholder in the pro rata distribution of the escrow fund related to the sale in April 2001 of PaySys International, Inc. as described more fully in Note 3 to the Consolidated Financial Statements. Mr. Strange, who had owned his shares in PaySys since 1983 prior to the company’s investment in PaySys in 1994, received $149,106 in the aggregate in two payments in March and June 2003, which represented his pro rata share of the escrow funds released.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the subsections entitled “Audit Committee Report” and “Independent Public Accountants” in the Proxy Statement referred to in Item 10 for information about the fees paid to and services performed by our independent accountants. This information is incorporated into this Item 14 by reference.

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

Report of Independent Certified Public Accountants

Report of Previous Independent Public Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the three years ended December 31, 2003

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the three years ended December 31, 2003

Consolidated Statements of Cash Flow for the three years ended December 31, 2003

Notes to Consolidated Financial Statements

          2. Financial Statement Schedule

          We are including the financial statement schedule listed below in this report. We omitted all other schedules required by certain applicable accounting regulations of the Securities and Exchange Commission because the omitted schedules are not required under the

Intelligent Systems Corporation

related instructions or do not apply or because we have included the information required in the Consolidated Financial Statements or notes thereto. See the Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

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

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

10.1	Lease Agreement dated November 26, 2002, between the Registrant and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.2	Management Compensation Plans and Arrangements:

(a)	Intelligent Systems Corporation 2003 Stock Incentive Plan

(b)	Intelligent Systems Corporation 1991 Stock Incentive Plan, amended June 6, 1997

(c)	Intelligent Systems Corporation Change in Control Plan for Officers

(d)	Intelligent Systems Corporation Outside Director’s Retirement Plan

(e)	Non-Employee Directors Stock Option Plan

Exhibit 10.2(a) is filed herewith.

Exhibit 10.2 (b) is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated July 25, 1997.

Exhibits 10.2 (c) and (d) are incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.

Exhibit 10.2 (e) is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000.

10.3	Loan Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003.

10.4	Security Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated as of October 1, 2003.

10.5	Form of Security Agreement by and among majority owned subsidiary companies of Intelligent Systems Corporation and Fidelity Bank as of October 1, 2003.

10.6	Negative Pledge Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003.

10.7	Commercial Promissory Note and Rider thereto of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2003.

10.8	Form of Guarantee of majority owned subsidiaries of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2003.

Intelligent Systems Corporation

21.1	List of subsidiaries of Registrant.

23.1	Consent of BDO Seidman, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

We filed a report on Form 8-K on November 7, 2003 disclosing that we issued a press release on November 7, 2003 announcing our financial results for the quarter ended September 30, 2003.

(c) See Item 15(a)(3) above.

(d) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: March 30, 2004	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2004

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2004

/s/ James V. Napier James V. Napier	Director	March 30, 2004

/s/ John B. Peatman John B. Peatman	Director	March 30, 2004

/s/ Parker H. Petit Parker H. Petit	Director	March 30, 2004

Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:
Report of Independent Certified Public Accountants	F-2
Report of Previous Independent Public Accountants	F-3
Consolidated Balance Sheets - December 31, 2003 and 2002	F-4
Consolidated Statements of Operations -
Three Years Ended December 31, 2003	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income -
Three Years Ended December 31, 2003	F-6
Consolidated Statements of Cash Flow -
Three Years Ended December 31, 2003	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule:

The following supplemental schedule of the Registrant and its subsidiaries is submitted herewith in response to Item 15(a)(2):

Schedule II - Valuation and Qualifying Accounts and Reserves	S-1

INTELLIGENT SYSTEMS CORPORATION

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Intelligent Systems Corporation:

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders equity and comprehensive (loss) income and cash flows for the two years then ended. We have also audited the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The Company’s consolidated financial statements and financial statement schedule as of December 31, 2001, and for the one year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and schedule in their report dated March 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2003 and 2002 schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 4, 2004

INTELLIGENT SYSTEMS CORPORATION

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO INTELLIGENT SYSTEMS CORPORATION’S PREVIOUSLY FILED REGISTRATION STATEMENTS FILE NOS: 33-99432, 333-32157 AND 333-58134. THEREFORE, AN INVESTOR’S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

TO INTELLIGENT SYSTEMS CORPORATION:

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation (a Georgia corporation) and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The summarized financial data for PaySys International, Inc. contained in Note 4 are based on the financial statements of PaySys International, Inc., which were audited by other auditors. Their report has been furnished to us and our opinion, insofar as it relates to the data in Note 4, is based solely on the report of the other auditors. We did not audit the December 31, 2000 financial statements of VISaer, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The investment in VISaer, Inc. represents 16 percent of total assets in 2000, and the equity in 2000 net loss represents 9 percent of consolidated net income for 2000. The statements of PaySys International, Inc. and VISaer, Inc. were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for PaySys International, Inc. and VISaer, Inc., is based solely on the reports of the other auditors.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 1, 2002

INTELLIGENT SYSTEMS CORPORATION

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

As of December 31,	2003	2002
ASSETS
Current assets:
Cash	$1,133	$2,644
Accounts receivable, net	1,543	3,025
Notes and interest receivable	142	205
Inventories	766	671
Other current assets	614	213

Total current assets	4,198	6,758

Long-term investments	6,275	7,145
Property and equipment, at cost less accumulated depreciation	746	761
Goodwill, net	2,039	2,380
Other intangibles, net	476	788
Other assets, net	8	28

Total assets	$13,742	$17,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$250	$—
Accounts payable	932	1,301
Deferred revenue	2,586	1,784
Deferred gain	291	428
Accrued expenses and other current liabilities	2,037	1,755

Total current liabilities	6,096	5,268

Deferred revenue, net of current portion	5,060	4,813
Other long-term liabilities	—	27

Total long term liabilities	5,060	4,840

Commitments and contingencies (note 9)
Minority interest	1,516	1,516
Redeemable preferred stock of subsidiary	—	342

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 and 4,491,779 issued and outstanding at December 31, 2003 and 2002, respectively	45	45
Paid-in capital	18,410	18,432
Accumulated other comprehensive loss	(60)	(56)
Accumulated deficit	(17,325)	(12,527)

Total stockholders’ equity	1,070	5,894

Total liabilities and stockholders’ equity	$13,742	$17,860

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT SYSTEMS CORPORATION

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2003	2002	2001
Revenue
Products	$8,466	$6,296	$5,321
Services	4,868	4,445	3,397

Total revenue	13,334	10,741	8,718

Cost of sales
Products	3,324	3,019	2,633
Services	3,380	2,862	1,439

Total cost of sales	6,704	5,881	4,072

Expenses
Marketing	2,811	2,960	2,090
General & administrative	3,895	4,562	9,605
Research & development	8,316	9,798	3,371

Loss from operations	(8,392)	(12,460)	(10,420)

Other income
Interest income, net	2	129	1,017
Investment income (expense)	3,040	(934)	19,902
Equity in income (losses) of affiliate companies	184	(235)	(2,173)
Other income, net	328	900	960

Income (loss) before income tax provision (benefit)	(4,838)	(12,600)	9,286

Income tax provision (benefit)	(40)	(343)	173

Net income (loss)	$(4,798)	$(12,257)	$9,113

Basic net income (loss) per share	$(1.07)	$(2.73)	$1.78
Diluted net income (loss) per share	$(1.07)	$(2.73)	$1.77

Basic weighted average shares outstanding	4,483,458	4,495,058	5,108,413
Diluted weighted average shares outstanding	4,483,458	4,495,058	5,145,691

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT SYSTEMS CORPORATION

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Year Ended December 31,
	2003	2002	2001
STOCKHOLDERS’ EQUITY
Common stock, number of shares, beginning of year	4,491,779	4,495,530	5,623,784
Exercise of options during year	—	—	3,334
Purchase and retirement of stock	(12,808)	(3,751)	(1,131,588)

End of year	4,478,971	4,491,779	4,495,530

Common stock, amount, beginning of year	$45	$45	$56
Purchase and retirement of stock	—	—	(11)

End of year	45	45	45

Paid-in capital, beginning of year	18,432	18,438	24,216
Proceeds from options exercised	—	—	14
Purchase and retirement of stock	(22)	(6)	(5,792)

End of year	18,410	18,432	18,438

Accumulated other comprehensive income (loss), beginning of year	(56)	(355)	(215)
Foreign currency translation adjustment during year	(68)	4	4
Net unrealized gain (loss) on marketable securities	64	295	(144)

End of year	(60)	(56)	(355)

Accumulated deficit, beginning of year	(12,527)	(270)	(9,383)
Net income (loss)	(4,798)	(12,257)	9,113

End of year	(17,325)	(12,527)	(270)

Total stockholders’ equity	$1,070	$5,894	$17,858

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,798)	$(12,257)	$9,113
Other comprehensive income:
Foreign currency translation adjustments	(68)	4	4
Net unrealized gain (loss) on marketable securities	64	295	(144)

Comprehensive income (loss)	$(4,802)	$(11,958)	$8,973

The accompanying notes are an integral part of these consolidated financial statements.

INTELLIGENT SYSTEMS CORPORATION

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATIONS:
Net income (loss)	$(4,798)	$(12,257)	$9,113
Adjustments to reconcile net income (loss) to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	759	1,031	6,595
Deferred gain recognized	(137)	(813)	(961)
Investment (income) loss, net	(3,033)	934	(19,902)
Equity in (income) loss of affiliate companies	(184)	235	2,173
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	1,482	(728)	(33)
Inventories	(95)	(124)	(72)
Other current assets	(381)	(24)	126
Accounts payable	(369)	287	(166)
Accrued expenses and other current liabilities	1,308	2,378	1,110

Cash used for operating activities	(5,448)	(9,081)	(2,017)

INVESTING ACTIVITIES:
Proceeds from sales of investments	4,540	2,659	20,540
Acquisition of company, net of cash acquired	—	39	81
Acquisitions of long-term investments	(160)	(2,880)	(2,806)
Repayments under notes receivable	116	4,902	5,105
Advances under notes receivable	(284)	(4,684)	(2,087)
Purchases of property and equipment, net	(434)	(335)	(95)

Cash provided by (used for) investing activities	3,778	(299)	20,738

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	250	—	889
Repayments under short-term borrowings arrangements	—	—	(2,393)
Purchase and retirement of stock	(22)	(6)	(5,803)
Exercise of stock options	—	—	14

Cash used for financing activities	228	(6)	(7,293)

Effects of exchange rate changes on cash	(69)	4	4

Net increase (decrease) in cash	(1,511)	(9,382)	11,432
Cash at beginning of year	2,644	12,026	594
Cash at end of year	$1,133	$2,644	$12,026

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$—	$—	$52
Cash paid (received) during the year for income taxes	(40)	(362)	577

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

Nature of Operations - We create, operate and invest in businesses, principally in the information technology sector. Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology products and services and Industrial Products. Operations in Information Technology products and services, which consist of our VISaer, QS Technologies and CoreCard Software subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 16. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.

Use of Estimates - In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Some areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation allowances on our investments, depreciation and amortization expense, and accrued expenses. These estimates and assumptions also affect amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material accounts and transactions between our subsidiaries.

Translation of Foreign Currencies - We consider that local currencies are the functional currencies for foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity. Gains and losses that result from foreign currency transactions are recorded in the consolidated statement of operations.

Cash - We consider all highly liquid instruments with maturities of less than 90 days to be cash.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. We sell our products to distributors and end users involved in a variety of industries including automotive, aircraft operators and maintenance providers, and government entities. We perform continuing credit evaluations of our customers’ financial condition and we generally do not require collateral.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectable. We include any accounts receivable balances that are determined to be uncollectable, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value.

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. The cost of each major class of property and equipment at December 31, 2003 and 2002 is as follows:

(in thousands)	2003	2002
Operating equipment	$3,041	$2,616
Furniture and fixtures	217	216
Leasehold improvements	456	448

For financial reporting purposes, we use a combination of the straight-line method and the 150 percent declining balance method over the estimated lives of the assets, as follows:

Classification	Useful life in years
Operating equipment	3 – 5
Furniture & fixtures	5 – 7
Leasehold improvements	1 – 3

Accumulated depreciation was $3.0 million and $2.5 million at December 31, 2003 and 2002, respectively. Depreciation expense was $467,000, $721,000 and $307,000 in 2003, 2002 and 2001, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products Segment, where the depreciation expense

INTELLIGENT SYSTEMS CORPORATION

relates primarily to products leased to customers and is included in cost of sales.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2003 and 2002 is as follows:

(in thousands)	2003	2002
Cost of equipment	$820	$657
Carrying value of equipment	283	176
Accumulated depreciation	537	481

The minimum future lease revenue under non-cancelable contracts through October 2004 is $833,000 at December 31, 2003. There is no contingent rental income under the leases. These assets are included in Property and Equipment at December 31, 2003 and 2002.

Investments - We account for investments by the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments in corporations of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2003 and 2002, the aggregate fair market value of our available-for-sale securities consisted of equity securities totaling $0 and $36,000, respectively. These amounts include net unrealized holding losses of $0 and $64,000 as of December 31, 2003 and 2002, respectively. These amounts are reflected as a separate component of stockholders’ equity.

Other Intangibles and Goodwill - Other intangibles are carried at cost net of related amortization. Effective July 1, 2001, we account for acquisitions in accordance with SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Accounting for Intangible Assets”. In accordance with SFAS No. 142, we periodically, but at least annually, assess goodwill for indicators of impairment. Our annual assessment date has been at the end of the third quarter. When circumstances indicate that an intangible other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the years ended December 31, 2003 and 2002, no impairment was identified.

Prior to the adoption of SFAS No. 142, we periodically assessed the impairment of enterprise level intangibles pursuant to the provisions of APB No. 17, “Intangible Assets” and SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. At September 30, 2001, we determined the long-lived assets associated with our VISaer subsidiary were impaired under SFAS No. 121 (see Note 2). Accordingly, we expensed $6.0 million related to goodwill in general and administrative expense which is reflected in the statements of operations for the year ended December 30, 2001. Also in the year ended December 31, 2001, we expensed $425,000 of purchased research and development related to the acquisition of VISaer (see Note 2).

The carrying value of intangibles at December 31, 2003 is $2.5 million, of which $2.0 million represents goodwill. The carrying value of intangibles at December 31, 2002 was $3.2 million, of which $2.4 million represented goodwill. Intangibles other than goodwill primarily relate to acquired software. Goodwill declined in 2003 as compared to December 31, 2002 due to a permanent waiver of redemption rights by the holders of preferred stock of our VISaer subsidiary that was effective March 28, 2003. We reclassed $342,000 accrued in prior periods related to the redemption provision shown as “redeemable preferred stock of subsidiary” at December 31, 2002 against goodwill.

In fiscal years 2003, 2002 and 2001, we recorded amortization expense related to intangible assets of approximately $312,000, $310,000 and $92,000, respectively. Accumulated amortization of intangibles totaled $715,000 and $403,000 at December 31, 2003 and 2002, respectively. We had no goodwill amortization expense in periods presented herein. Annual amortization expense for the following five years is expected to be approximately $220,000, $129,000, $128,000, $0 and $0 for the years ending December 31, 2004 through 2008, respectively.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 2003 and 2002 consist of the following:

(in thousands)	2003	2002
Income taxes payable	$—	$7
Accrued payroll	1,361	869
Other accrued expenses	676	879

Deferred Revenue — Current deferred revenue consists of advance payments by software customers for annual maintenance and support services as well as advance payments from VISaer customers for software licenses expected to be delivered in 2004. Deferred revenue, net of current portion, consists of advance payments from one VISaer customer and is being accounted for on a completed-contract basis. As of December 31, 2003, we had an outstanding balance of deferred long-term revenue of $5.1 million. We do not anticipate any loss under this contract.

INTELLIGENT SYSTEMS CORPORATION

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as notes receivable and certain investments) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash in high credit-quality financial institutions. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are affiliated in the following industries (by subsidiary):

ChemFree:	Distributors in the automotive parts industry
QS Technologies:	State and local governments
VISaer:	Aviation

We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Management reviews our accounts receivable on a regular basis to determine if any such amounts may be potentially uncollectible. We include any balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on management’s best estimate, we believe our allowance for doubtful accounts is adequate. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, reimbursable expenses, maintenance and support for software products.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer. There are no remaining future obligations and delivery occurs upon shipment. We provide for estimated sales returns allowances and rebates in the period in which the sales are recorded. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.

We recognize software fees in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended by SOP No. 98-9, “Software Revenue Recognition, With Respect to Certain Transactions”. Under SOP 97-2, we recognize software license fees when the following criteria are met: (1) a signed contract is obtained; (2) delivery of the product has occurred; (3) the license fee is fixed or determinable; and (4) collectibility is probable. Additionally, license fee revenue is not recognized until there are no material uncertainties regarding customer acceptance, cancellation provisions, if any, have expired and there are no significant vendor obligations remaining. SOP No. 98-9 requires recognition of revenue using the “residual method” when (1) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting; (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement; and (3) all revenue recognition criteria in SOP No. 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the license fee is recognized as revenue. For those contracts that contain significant production, modification and/or customization, software license fees are recognized utilizing Accounting Research Bulletin (“ARB”) No. 45, “Long-term Construction Type Contracts”, using the relevant guidance in SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”.

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

Service revenue related to implementation, consulting, training and other professional services is recognized when the services are performed. Service revenue related to software maintenance and support contracts is recognized on a straight-line basis over the life of the contract (typically one year). Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.

Reimbursable Expenses - Prior to January 1, 2002, we recorded reimbursement by our customers for out-of-pocket expenses as a decrease to cost of services. Our results of operations for the year ended December 31, 2002 have been reclassified in accordance with the Emerging Issues Task Force (“EITF”) release 01-14, “Income Statement Characterization of Reimbursement Received for Out of Pocket Expenses Incurred”. The effect of this reclassification was to increase both services revenues and cost of services by $75,000 for the year ended

INTELLIGENT SYSTEMS CORPORATION

December 31, 2002. The effects of the aforementioned adjustment was immaterial for the year ended December 31, 2001.

Cost of Sales - Cost of sales for product revenue includes direct material, direct labor, production overhead and third party license fees. Cost of sales for service revenue includes direct cost of services rendered, including reimbursed expenses.

Software Development Expense - We have evaluated the establishment of technological feasibility of our products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. We sell products in markets that are subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility has generally not been established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which cost could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.

In circumstances in which we acquire software, the annual amortization is the greater of (1) the ratio of current revenues to the expected revenues from the related product sales or (2) the straight-line method over the remaining useful life of the product. See Note 2 for situations in which we acquired software.

In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we have expensed all cost incurred in the preliminary project stage for software developed for internal use. We capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the three years ended December 31, 2003, we did not capitalize any internal use software costs.

Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2003 and 2002.

Stock Based Compensation - At December 31, 2003 we had three stock-based compensation plans which are more fully described in Note 13. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

Year ended December 31, (in thousands except per share data)	2003	2002	2001
Net income (loss), reported	$(4,798)	$(12,257)	$9,113
Add: stock-based employee compensation included in reported net income (loss), net of related tax effect	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(48)	(14)	(27)

Proforma net income (loss)	$(4,846)	$(12,271)	$9,086

Proforma net income (loss) per common share basic	$(1.08)	$(2.73)	$1.78

Proforma net income (loss) per common share diluted	$(1.08)	$(2.73)	$1.77

The fair value of each option granted in each of the last three years has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2003	2002	2001
Risk free rate	4%	4%	4%
Expected life of option in years	6.7	7.3	7.9
Expected dividend yield rate	0%	0%	0%
Expected volatility	49%	47%	51%

Under these assumptions, the weighted average fair value of options granted in 2003, 2002 and 2001 was $0.83, $1.72 and $1.71 per share, respectively. The fair value of the grants would be amortized over the vesting period for the options.

Income Taxes — In accordance with SFAS No. 109, “Accounting for Income Taxes”, we utilize the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are established to recognize the future tax consequences

INTELLIGENT SYSTEMS CORPORATION

attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases.

Comprehensive Loss - Comprehensive loss represents net loss plus the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as accumulated other comprehensive loss on the consolidated balance sheet and are primarily the result of cumulative translation adjustments at December 31, 2003 and unrealized losses on marketable securities at December 31, 2002.

Reclassifications — It is our policy to reclassify prior year amounts to conform with current year financial statements presentation when necessary.

New Accounting Pronouncements — In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created on or prior to January 31, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity by issuers. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, the FASB deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatory redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The adoption of this statement did not have a significant impact on our financial position, results of operations or cash flows.

NOTE 2

ACQUISITIONS

CoreCard Software, Inc. - We acquired 360,639 shares of common stock of CoreCard, representing a 30.7% interest in CoreCard Software, Inc. (formerly Delos Payment Systems, Inc.) (“CoreCard”) as a result of the spin-off of CoreCard to the shareholders of PaySys prior to its sale in April 2001. CoreCard develops software to handle account management and processing of card systems (such as credit and debit cards) for financial and commercial institutions. In 2001, we loaned $1.5 million to CoreCard. As a result of a default on the loan during 2002, we acquired the right to and elected a majority of the CoreCard board of directors and obtained the right to and converted our loans into what resulted in a controlling interest. Therefore, we began to consolidate the CoreCard operations during 2002.

We recorded intangible assets upon consolidation in the first quarter of 2002 in accordance with SFAS No. 141. Of the intangibles acquired, $642,000 was allocated to our pro rata share of CoreCard’s acquired software which is being amortized at a rate of $128,400 annually over a five-year period, and $287,000 was recorded as goodwill. Of the goodwill amount, none is deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the CoreCard acquisition.

At January 1, 2002

(in thousands)

Current assets	$138
Property, plant, and equipment	472
Intangible assets	642
Goodwill	287

Total assets acquired	1,539

Current liabilities	124
Long-term debt	1,415

Total liabilities assumed	$1,539

During 2002, we converted $3.2 million of principal and interest outstanding under the loans to CoreCard into 3,734 shares of Series B Convertible Preferred Stock of CoreCard, at the same

INTELLIGENT SYSTEMS CORPORATION

time as two other minority investors converted their loans to Series B Preferred Stock of CoreCard. As a result, our ownership interest increased to 65% of the outstanding shares of CoreCard on an as-if converted basis. We provided additional funds in the amount of $2.6 million to CoreCard under a secured loan to fund working capital in the second half of 2002. The loan is eliminated in consolidation. Effective January 2003, we converted $2.5 million of CoreCard’s indebtedness to us into 10,137 additional shares of Series B Convertible Preferred Stock, increasing our ownership to 87% of the outstanding shares of CoreCard.

VISaer, Inc. - As of June 30, 2001, we owned 40% of VISaer, Inc. (“VISaer”) and accounted for our investment under the equity method of accounting. At that date, we had a carrying value for VISaer of $2.9 million in long-term investments and $1.7 million in principal and interest outstanding under affiliate notes receivable from VISaer. VISaer, a software company that designs and sells software that automates the maintenance, repair and overhaul (“MRO”) operations of airlines, is the successor company of Visibility, Inc., an enterprise resource planning (“ERP”) company whose operations were spun off in June 2000. Effective July 1, 2001, in an unplanned restructuring transaction involving all preferred shareholders of VISaer, we converted $956,000 of our VISaer note receivable into a new series of preferred stock of VISaer. In addition, VISaer repaid the balance of $725,000 owed to us shortly after the restructuring was completed.

The debt to equity conversion in July 2001 resulted in our taking control of VISaer. Our ownership of VISaer increased from 40% to 65%, and we accounted for the transaction as a “step” acquisition. For financial reporting periods after July 1, 2001, we account for VISaer under the consolidation method. The accounting treatment for the “step” acquisition and related purchase accounting of VISaer had the result of immediately creating $8.8 million in intangible assets for financial reporting purposes. In accordance with SFAS No. 141, based on third party valuations, we identified and valued the following intangible assets: existing software technology ($2.0 million), in-process research and development ($1.7 million) and a favorable lease contract ($200,000). At the time of the acquisition we recorded 25% of such amounts to reflect the amount associated with our acquisition of an additional 25% “step” of VISaer. The recorded amount for existing software technology ($500,000) is being amortized over its estimated useful life of three years and the recorded amount for the favorable lease contract ($50,000) is being amortized over the remaining term of the lease (through July 2004). We immediately expensed $425,000 (representing 4.8% of the $8.8 million of total intangibles) related to purchased research and development projects that had not reached technological feasibility and that did not have an alternative future use. This amount is included in research and development expense in the accompanying financial statements for the year ended December 31, 2001. The remaining excess intangible value in the amount of $7.8 million was booked as goodwill at July 1, 2001.

Post-acquisition Write-down of Goodwill - At September 30, 2001, as a result of the terrorist attacks on September 11, 2001 which directly impacted the aerospace industry into which VISaer sells its software products, we evaluated the extent to which the VISaer reporting unit might be impaired. An analysis by a third party based on an undiscounted cash flow model determined that under SFAS No. 121, the long-lived assets associated with VISaer were impaired. Based upon this appraisal, we assessed the total fair value of VISaer at September 30, 2001 to be $3.7 million. Based on our 65% ownership, the value of our ownership was $2.4 million. We expensed $6.0 million related to goodwill. The non-cash charge is included in general and administrative expense in the consolidated financial statements for the year ended December 31, 2001. We loaned additional funds to VISaer for working capital needs in the amounts of $4.4 million and $3.8 million during 2002 and 2003, respectively. These loans eliminate in consolidation.

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

Daw Technologies, Inc. - In the second quarter of 2002, we wrote off $1.2 million related to our holdings in Daw Technologies, Inc. (“Daw”). We had acquired the Daw common stock in a prior sale of a subsidiary to Daw and had accumulated $1.2 million of unrealized loss as of June 30, 2002 as a result of a decline in the market price of Daw stock. We determined that the value of our Daw stock was permanently impaired due to Daw’s delisting from NASDAQ and poor financial condition. Consequently we took a charge of $1.2 million to write off the unrealized loss and to reserve against the remaining carrying value of the investment. We sold our interest in the fourth quarter of 2002 for a minimal amount.

HeadHunter.net - In the third quarter ended September 30, 2001, we sold 90,228 shares of common stock (representing all of our interest) of HeadHunter.net. We originally acquired the shares in exchange for our holdings in privately held MiracleWorker.com in August 2000. We received $821,000 cash and recognized a gain of $471,000 on an original cost basis of $350,000.

INTELLIGENT SYSTEMS CORPORATION

Lumenor, Inc. - In 2002, we took a write-down of $500,000 against the original $500,000 cost of our minority investment in Lumenor, Inc. based on the failure of the business to raise new financing.

MediZeus, Inc. - In the fourth quarter of 2003, we took a write-down of $501,000 against the carrying cost of $501,000 and our original investment cost of $843,000 in MediZeus, Inc. based on a decision by the board of directors and investors of the early stage, artificial intelligence software company to wind down operations. At the same time, we wrote off $131,000 relating to a note receivable from MediZeus.

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

PaySys International, Inc. - On April 27, 2001, we sold our 32% ownership interest in PaySys, an affiliate company, to First Data Corporation (“FDC”). In exchange for the sale of all of our shares of PaySys common stock, we received cash proceeds of $17.8 million and recorded a pretax gain of $17.8 million. In addition, PaySys repaid $4.3 million in principal and interest related to short-term bridge loans. Furthermore, an escrow fund totaling $20.0 million was set aside for potential liabilities that may arise after the closing of the sale. On March 21, 2003, a settlement was reached with FDC related to the escrow fund. We received $4,464,000 cash in the first half of 2003, which represented our pro rata share of the amount released from the escrow fund, after payment of legal and administrative expenses related to the escrow. Since these escrow funds were contingent and not considered in the previously reported gain on the sale of PaySys in April 2001, these escrow payments are recorded as investment income in the year ended December 31, 2003.

Immediately prior to the sale to FDC in April 2001, PaySys spun off two subsidiaries to its shareholders. Accordingly, at that time we owned approximately 31 percent of Delos Payment Systems, Inc. (now CoreCard Software) and 31 percent of dbbAPPS, Inc. We did not record a gain on the distribution to us of an interest in these two companies. Rather, due to uncertainty regarding the two early stage companies, we booked a valuation reserve equal to the net asset value and goodwill associated with our pro rata share of the value of our interest in CoreCard and dbbAPPS. In the fourth quarter of 2001, in accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock”, we classified a secured loan in the amount of $1.5 million to CoreCard as additional investment. At the same time, we recaptured $1.42 million in losses related to our pro rata share of cumulative unrecorded losses. This loss is recorded in equity loss in affiliates in the consolidated statements of operations for the year ended December 31, 2001. As explained in Note 2, we acquired a controlling interest in CoreCard effective January 2002 and consolidate its results of operations since that date. The carrying value of dbbAPPS at December 31, 2003 and 2002 is zero.

RF Solutions, Inc. - In the first quarter of 2003, we reserved $600,000 against the $600,000 carrying value of our minority investment in RF Solutions, Inc., an early stage company that sold its principal assets to a publicly traded company effective early in April 2003. We received $106,000 cash in partial repayment of our note in 2003. We took a net reserve of $92,000 against the $198,000 carrying value of a note receivable from RF Solutions. Under the terms of the RF Solutions sale, the note holders and preferred shareholders of RF Solutions, including other minority investors like ISC, received a cash payment to repay part of the principal and interest outstanding on the notes and may receive an additional payment on the note balance and preferred stock investment, payable in common stock of Anadigics, Inc., the acquiror company [NASDAQ: ANAD], based on achievement of certain performance targets in the twelve month period following the acquisition. Since the amount of any future payment, if any, was not determinable, in 2003, we fully reserved our remaining note balance and investment in RF Solutions.

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

INTELLIGENT SYSTEMS CORPORATION

Silverpop, Inc. - During the quarter ended June 30, 2003, we reserved $76,000 against our original investment of $100,000 in Silverpop, Inc., an early stage technology company, to reflect the valuation at which Silverpop raised additional capital, which we believe indicates a non-temporary impairment of our original carrying value.

NOTE 4

INVESTMENTS

The following summarizes our ownership interest in certain non-significant companies included in our long-term investments.

At December 31, 2003, our ownership interest in each of the named companies was as follows: NKD Enterprises, LLC (25%), Horizon Software, LLC (17%) and Cirronet, Inc. (22%). We account for each of the named companies by the equity method of accounting in 2003.

		Cost Basis
	Carrying	Before
(in thousands)	Value	Distributions
NKD Enterprises	$828	$1,286
Horizon Software	2,850	2,500
Cirronet	803	525

At December 31, 2002, our ownership interest in each of the named companies was as follows: NKD Enterprises (25%), MediZeus (27%), Horizon Software (17%), Cirronet (18%) and RF Solutions (3%). The material ownership interests are classified below according to applicable accounting methods at December 31, 2002.

		Cost Basis
	Carrying	Before
(in thousands)	Value	Distributions
Equity Method
NKD Enterprises	$862	$1,286
Horizon Software	2,613	2,500
MediZeus	615	843

Cost Method
Cirronet	$740	$525
RF Solutions	600	600

The following table presents summarized combined financial information for our 50% or less owned investments named above for the respective time periods:

As of and for the year ended December 31,

(in thousands)	2003	2002
Revenues	$25,377	$23,446
Operating Income	1,814	(6,619)
Net Income	1,539	(7,227)
Current Assets	8,174	8,166
Non-current Assets	5,595	7,410
Current Liabilities	4,863	6,813
Non-current Liabilities	445	1,405
Stockholders Equity	8,460	7,358

Marketable Securities - The carrying and estimated fair values of available-for-sale securities at December 31, 2003 and 2002 are summarized as follows:

(in thousands)	2003	2002
Cost	—	$100
Gross unrealized losses	—	(64)

Estimated fair values	—	$36

Matria Healthcare [NASDAQ:MATR] represents $36,000 at December 31, 2002. We had no available-for-sale securities at December 31, 2003.

NOTE 5

ACCOUNTS AND NOTES RECEIVABLE

At December 31, 2003 and 2002, our allowance for doubtful accounts and sales returns amounted to $124,000 and $63,000, respectively. Provisions for doubtful accounts and sales returns were $63,000, $49,000 and $8,500 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2002, notes receivable included $163,000 from RF Solutions, Inc., an early stage company in which we own a minority interest accounted for on the cost basis. The convertible bridge loan bore interest at the rate of 8% per annum and principal and accrued interest were due on March 1, 2003. In 2003, RF Solutions sold its principal assets to a third party. As a result, we received $106,000 in partial payment of our note receivable, which was $198,000 at the time, and wrote off $92,000 in 2003 to reduce the balance of the note to zero. Refer to Note 3 for additional details.

INTELLIGENT SYSTEMS CORPORATION

The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10% of consolidated revenue or year-end accounts receivable.

		Revenue		A/R
	2003	2002	2001	2003	2002
VISaer-Customer A	11%	12%	—	—	15%
VISaer-Customer B	—	—	—	—	21%
VISaer-Customer C	—	—	23%	—	—
ChemFree-Customer D	13%	14%	—	11%	—
ChemFree-Customer E	—	—	—	16%	—
ChemFree-Customer F	—	—	10%	—	—

NOTE 6

BORROWINGS AND LONG-TERM DEBT

Terms and borrowings under our credit facility are summarized as follows:

Year ended December 31, (in thousands)	2003	2002
Maximum outstanding (month-end)	$250	—
Outstanding at year end	250	—
Average interest rate at year end	5.5%	—
Average interest rate	5.5%	N/A

We established a new working capital credit facility with a bank in October 2003. The $1.5 million revolving line of credit bears interest at the prime rate (4% at December 31, 2003) plus one and one half percent, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires September 1, 2004. We may borrow an aggregate of 70-80% of qualified accounts receivable of our consolidated subsidiaries (depending upon the type of account) plus 50% of inventory, up to a maximum of $1.5 million. At December 31, 2003, our borrowing base calculation resulted in availability of $1.1 million of which we drew down $250,000 at year end. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock as well as covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.

NOTE 7

DEFERRED GAIN

In connection with the sale of one of our VISaer subsidiary’s product lines in July 2000, the buyer assumed the liabilities of the purchased line of business. VISaer did not obtain releases from creditors for a portion of these liabilities and contracts and, accordingly, remains contingently liable for these obligations. VISaer recorded these liabilities as deferred gain. As of December 31, 2003, the balance of $291,000 in deferred gain consisted of accounts payable and accrued expenses. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125”, VISaer recognizes the deferred gain when the liability is paid and the company is relieved of its obligation. We recognized $137,000, $813,000 and $961,000 of the deferred gain in the years ended December 31, 2003, 2002 and 2001, respectively, which is recorded in the component of other income/expense in the consolidated statements of operations.

NOTE 8

INCOME TAXES

The income tax provision (benefit) consists of the following:

Year ended December 31, (in thousands)	2003	2002	2001
Current	$(40)	$(343)	$173

Following is a reconciliation of estimated income taxes at the blended statutory rate to estimated tax expense as reported:

Year ended December 31,	2003	2002	2001
Statutory rate, blended	34%	34%	34%
Change in valuation allowance	(34%)	(34%)	(32%)
Other	(1%)	(3%)	—

Effective rate	(1%)	(3%)	2%

At December 31, 2003, our subsidiaries had net operating loss carryforwards totaling $8,653,000. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire by 2023. Approximately $1.1 million of the net operating loss carryforward is subject to limitation by the Federal Income Tax code section 382.

We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”. We have a deferred tax asset of approximately $15.6 million and $13.6 million at December 31, 2003 and 2002, respectively. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2003

INTELLIGENT SYSTEMS CORPORATION

and 2002 by a valuation allowance of an equal amount. The deferred tax asset at December 31, 2003 and 2002 relates primarily to net operating loss and tax credit carryforwards and loss limitations on investments. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. We do not believe it is practicable to determine the amount of these unrecognized deferred taxes at this time.

NOTE 9

COMMITMENTS AND CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through July 2005. Future minimum lease payments are as follows:

Year ended December 31, (in thousands)
2004	$345
2005	59

Total minimum lease payments	$404

Rental expense for leased facilities and equipment related to operations amounted to $759,000, $1.2 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Companies in Intelligent Systems Incubator sublease space from the company. For the years ended December 31, 2003, 2002 and 2001, the company received $255,000, $444,000 and $484,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.

Legal Matters - In 1999, a suit was brought against our ChemFree subsidiary and two other parties by a former consultant of ChemFree. The suit challenges the ownership of various intellectual property assets of ChemFree. ChemFree and the other parties to the litigation strongly deny the allegations, have filed cross claims and intend to vigorously defend the suit. The case is pending in the Superior Court of Gwinnett County, Georgia. ChemFree has filed suit in Federal Court seeking a judgment against the consultant. The case was scheduled to go to trial early in 2004 but was postponed due to a change in the Court’s calendar. A new trial date has not been set. While the company believes ChemFree has sufficient evidence to refute the claims made, there can be no assurance that the case will be resolved in favor of ChemFree. In addition, from time to time we are party to a small number of legal matters arising in the ordinary course of business. It is management’s opinion that none of these matters will have a material adverse impact on our consolidated financial position or results of operations.

ISC Guarantee — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated for certain reasons, ISC has guaranteed that CoreCard will make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain milestones or after five years, whichever occurs sooner. As of December 31, 2003, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee. No revenue in respect of this license agreement has been recognized in 2003.

Investment Company Act - The Investment Company Act of 1940 broadly defines an investment company generally as any issuer that is primarily engaged in, or proposes to engage in, the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the issuer’s total assets. We do not intend to be and do not consider that we are an investment company and have relied on Rule 3a-1 of the 1940 Act which provides that a company is not deemed to be an investment company if not more than 45 percent of the value of its assets and no more that 45 percent of its net income in the last four quarters is derived from securities of companies it does not control. In the quarter ended March 31, 2001, we may technically have triggered the definition related to net income because of gains generated from the sale of non-control securities in the past four quarters. However, at that time and to the extent necessary to do so, we elected to rely on safe harbor from the definition of an investment company for transient investment companies contained in Rule 3a-2 under the Investment Company Act. Rule 3a-2 provides a conditional one year exclusion from the investment company definition for an issuer that, among other things, has a bona fide intent not to be an investment company as soon as reasonably practicable. No issuer may rely on Rule 3a-2 more frequently than once in any three-year period. We were in compliance with the requirements of Rule 3a-1 of the 1940 Act within the one-year exemption period and have been in compliance since that time.

NOTE 10

POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2003 and 2002, we have accrued $150,000 for future payments under the plan. In January 2004, we made a lump sum

INTELLIGENT SYSTEMS CORPORATION

payment of $50,000 to a director upon his retirement from the board.

NOTE 11

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

At December 31, 2002, this amount related to our VISaer subsidiary’s obligation to a minority shareholder of VISaer pursuant to the redemption provision of the preferred stock of VISaer. On March 28, 2003, the holders of preferred stock of VISaer consented to a permanent waiver of their redemption rights. Accordingly, in 2003 we reclassed $342,000 accrued in prior periods against goodwill. There was no income statement impact of this non-cash transaction.

NOTE 12

STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of Common Stock, $0.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $0.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time. At various times during the years ended December 31, 2003 and 2002, we repurchased and retired 12,808 and 3,751 shares, respectively, of our common stock at prevailing market prices. On July 17, 2001, we repurchased and retired one million shares of our common stock at $5.25 per share pursuant to a self-tender offer. We repurchased and retired an additional 132,000 shares at fair market value during the year ended December 31, 2001.

NOTE 13

STOCK OPTION PLAN

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. During 2003, 100,000 options were granted to officers. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each annual meeting, each director receives a grant of 4,000 shares. Stock options under all three plans are granted at fair market value on the date of grant. As of December 31, 2003, a total of 945,000 options under all three Plans have been granted, 724,320 have been exercised and 96,680 options are fully vested and exercisable at a weighted average price per share of $3.86. All options expire ten years from their respective dates of grant. At December 31, 2003, the weighted average remaining contractual life of the outstanding options is 6.7 years. Stock option transactions during the three years ended December 31, 2003 were as follows:

	2003	2002	2001
Options outstanding at Jan. 1	104,680	88,680	76,014
Options granted	116,000	16,000	16,000
Options exercised	—	—	3,334
Options canceled	—	—	—

Options outstanding at Dec. 31	220,680	104,680	88,680

Options available for grant at Dec. 31	482,000	148,000	164,000

Options exercisable at Dec. 31	96,680	68,349	38,014

Option price ranges per share:
Granted	$1.51-1.75	$3.15	$4.26
Exercised	—	—	$4.25
Canceled	—	—	—
Weighted average option price per share:
Granted	$1.54	$3.15	$4.26
Exercised	—	—	$4.25
Canceled	—	—	—
Outstanding at Dec. 31	$2.49	$3.80	$3.91
Exercisable at Dec. 31	$3.86	$4.59	$3.53

INTELLIGENT SYSTEMS CORPORATION

NOTE 14

FOREIGN REVENUES AND OPERATIONS

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for three years ended December 31, 2003 are as follows:

Year ended December 31, (in thousands)	2003	2002	2001
Foreign Countries:
United Kingdom	$2,727	$2,846	$2,429
Australia	374	55	—
Chile	362	214	—
China	110	294	244
Other	217	165	253

Subtotal	3,790	3,574	2,926
United States	9,544	7,167	5,792

Total	$13,334	$10,741	$8,718

With the acquisition of VISaer on July 1, 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland. In 2003, we established a subsidiary of CoreCard Software in Romania for certain software development and testing activities. For the years ended December 31, 2003, 2002 and 2001, income before provision for income taxes derived from foreign subsidiaries approximated $0, $20,000 and $63,000, respectively. Substantially all long-lived assets are in the United States.

At December 31, 2003 and 2002, foreign subsidiaries had assets of $443,000 and $356,000, respectively, and total liabilities of $698,000 and $464,000, respectively.

There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

NOTE 15

EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128 “Earnings per Share”. Basic net earnings (loss) per share are computed by dividing net earnings (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the earnings (loss) and the shares used in the basic and diluted net earnings (loss) per share computation:

Year ended December 31, (in thousands except per share data)	2003	2002	2001
Basic
Net earnings (loss)	$(4,798)	$(12,257)	$9,113
Weighted average shares outstanding	4,483	4,495	5,108

Net earnings (loss) per share	$(1.07)	$(2.73)	$1.78

Diluted
Net earnings (loss)	$(4,798)	$(12,257)	$9,113
Weighted average shares outstanding	4,483	4,495	5,108
Effect of dilutive potential common shares:
Stock options	—	—	38

Total	4,483	4,495	5,146
Net earnings (loss) per share	$(1.07)	$(2.73)	$1.77

At December 31, 2003 and 2002, there were no potentially dilutive stock options excluded from diluted weighted average shares outstanding.

NOTE 16

INDUSTRY SEGMENTS

Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services and Industrial Products. Operations in Information Technology products and services, which include our VISaer, QS Technologies and CoreCard Software subsidiaries, involve development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the three years ended December 31, 2003.

INTELLIGENT SYSTEMS CORPORATION

Year ended December 31, (in thousands)	2003	2002	2001
Information Technology
Revenue	$7,118	$5,456	$4,353
Operating income (loss)	(7,928)	(11,096)	(4,754)
Depreciation and amortization	591	858	2,527
Capital expenditures	150	116	189
Identifiable assets	4,740	6,334	4,792
Goodwill	2,039	2,380	1,813
Industrial Products
Revenue	6,216	5,285	4,365
Operating income (loss)	276	(340)	(227)
Depreciation and amortization	130	136	157
Capital expenditures	272	219	83
Identifiable assets	2,024	1,944	1,730
Goodwill	—	—	—
Consolidated Segments
Revenue	$13,334	$10,741	$8,718
Operating income (loss)	(7,652)	(11,436)	(4,981)
Depreciation and amortization	721	994	2,684
Capital expenditures	422	335	272
Identifiable assets	6,764	8,278	6,522
Goodwill	2,039	2,380	1,813

A reconciliation of consolidated segment data above to consolidated income (loss), depreciation and amortization, capital expenditures and assets follows:

Year ended December 31, (in thousands)	2003	2002	2001
Consolidated segments operating loss	$(7,652)	$(11,436)	$(4,981)
Corporate expenses	(740)	(1,024)	(5,439)

Consolidated operating loss	(8,392)	(12,460)	(10,420)
Interest income	2	129	1,017
Investment income (loss)	3,040	(934)	19,902
Equity of affiliates	184	(235)	(2,173)
Other income	328	900	960

Income (loss) before taxes	(4,838)	(12,600)	9,286
Income taxes	(40)	(343)	173

Net income (loss)	$(4,798)	$(12,257)	$9,113

Depreciation and amortization
Consolidated segments	$721	$994	$2,684
Corporate	38	37	3,911

Consolidated	$759	$1,031	$6,595

Capital Expenditures
Consolidated segments	$422	$335	$272
Corporate	12	12	25

Consolidated	$434	$347	$297

Assets
Consolidated segments identifiable assets	$6,764	$8,278	$6,522
Corporate	6,978	9,582	19,567

Consolidated	$13,742	$17,860	$26,089

NOTE 17

QUARTERLY FINANCIAL DATA (unaudited)

The table following contains a summary of selected quarterly data for the years ended December 31, 2003 and 2002.

	For Quarters Ended
(in thousands except per share data)	Mar. 31	June 30	Sept. 30	Dec. 31
2003
Net sales	$3,170	$2,821	$2,748	$4,595
Operating loss	(2,574)	(2,609)	(2,535)	(675)
Net (income) loss	949 [a]	(2,183)	(2,396)	(1,168)[b]
Basic (income) loss per share	0.21	(0.49)	(0.53)	(0.26)
Diluted (income) loss per share	0.21	(0.49)	(0.53)	(0.26)
2002
Net sales	$2,168	$2,213	$2,973	$3,387
Operating loss	(3,617)	(3,512)	(2,885)	(2,446)
Net loss	(2,122)[c]	(4,708)[d]	(2,697)[e]	(2,730)
Basic loss per share	(0.47)	(1.05)	(0.60)	(0.61)
Diluted loss per share	(0.47)	(1.05)	(0.60)	(0.61)

a.	Includes net investment gain of $3.5 million.

b.	Includes net investment losses of $604,000.

c.	Includes investment gains of $797,000 and $751,000 deferred gain.

d.	Includes $1.3 million write-down of investment.

e.	Includes net investment losses of $360,000.

INTELLIGENT SYSTEMS CORPORATION

Schedule II

INTELLIGENT SYSTEMS CORPORATION
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2001, 2002 and 2003

	Balance at Beginning	Charged to Costs		Balance at
Description	of Period	and Expenses	Deductions[a]	End of Period
Allowance for Doubtful Accounts[b]
Year Ended December 31, 2001	$45,904	$8,591	$(9,511)	$44,984
Year Ended December 31, 2002	44,984	48,717	(31,195)	62,506
Year Ended December 31, 2003	62,506	62,779	(1,192)	124,093

a.	Write-offs of accounts receivable against allowance accounts.

b.	This includes the combination of the Allowance for Sales Returns with the Allowance for Doubtful Accounts.

INTELLIGENT SYSTEMS CORPORATION

S-1