Form 10QSB
period 2004-03-31
INTELLIGENT SYSTEMS CORP
filed 2004-05-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of April 30, 2004, 4,478,971 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Item 1. Financial Statements

Intelligent Systems Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash	$770	$1,133
Accounts receivable, net	2,122	1,543
Notes and interest receivable	140	142
Inventories	564	766
Other current assets	524	614

Total current assets	4,120	4,198

Long-term investments	6,209	6,275
Property and equipment, at cost less accumulated depreciation	742	746
Goodwill	2,038	2,039
Intangibles, net	398	476
Other assets	8	8

Total assets	$13,515	$13,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$250	$250
Accounts payable	1,221	932
Deferred revenue	3,266	2,586
Deferred gain	258	291
Accrued expenses and other current liabilities	1,763	2,037

Total current liabilities	6,758	6,096

Deferred revenue, net of current portion	5,015	5,060
Minority interest	1,516	1,516

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at March 31, 2004 and December 31, 2003	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(84)	(60)
Accumulated deficit	(18,145)	(17,325)

Total stockholders’ equity	226	1,070

Total liabilities and stockholders’ equity	$13,515	$13,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue
Products	$3,227	$1,704
Services	1,385	1,466

Total revenue	4,612	3,170

Cost of revenue
Products	985	759
Services	810	1,050

Total cost of revenue	1,795	1,809

Expenses
Marketing	660	771
General & administrative	894	1,083
Research & development	2,100	2,081

Loss from operations	(837)	(2,574)

Other income
Interest expense, net	(3)	(5)
Investment income, net	—	3,464
Equity in losses of affiliate companies	(38)	(67)
Other income, net	59	27

Income (loss) before income tax provision (benefit)	(819)	845

Income tax provision (benefit)	1	(104)

Net income (loss)	$(820)	$949

Basic and diluted net income (loss) per share	$(0.18)	$0.21

Basic and diluted weighted average shares outstanding	4,478,971	4,490,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
CASH PROVIDED BY (USED FOR):
OPERATIONS:
Net income (loss)	$(820)	$949
Adjustments to reconcile net income (loss) to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	172	177
Deferred gain recognized	(33)	(35)
Investment income	—	(3,458)
Equity in losses of affiliate companies	38	67
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(579)	686
Inventories	202	(9)
Other current assets	90	52
Accounts payable	289	(217)
Accrued expenses and other liabilities	357	136

Cash used for operating activities	(284)	(1,652)

INVESTING ACTIVITIES:
Proceeds from sales of investments	—	4,183
Disposition of long-term investments	28	—
Repayments under notes receivable	15	—
Advances under notes receivable	(13)	—
Purchases of property and equipment	(85)	(59)

Cash (used for) provided by investing activities	(55)	4,124

FINANCING ACTIVITIES:
Purchase and retirement of common stock	—	(4)

Cash used for financing activities	—	(4)

Effects of exchange rate changes on cash	(24)	(4)

Net increase (decrease) in cash	(363)	2,464
Cash at beginning of period	1,133	2,644

Cash at end of period	$770	$5,108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3	$—
Cash paid (received) during the period for income taxes	1	(104)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited condensed consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2004 and 2003. The interim results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, as filed in our annual report on Form 10-K.

3.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)	Three Months Ended March 31,
(unaudited, in thousands)	2004	2003
Net income (loss)	$(820)	$949
Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	(4)
Unrealized gain on available-for-sale securities	—	5

Comprehensive income (loss)	$(844)	$950

4.	Stock-Based Compensation — At March 31, 2004, we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Net income (loss), reported	$(820)	$949
Add: stock-based employee compensation included in reported net income (loss), net of related tax effect	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(9)	(3)

Pro forma net income (loss)	$(829)	$946

Pro forma net income (loss) per common share basic and diluted	$(0.19)	$0.21

5.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the quarters ended March 31, 2004 and 2003.

Quarter ended March 31,
(unaudited, in thousands)	2004	2003
Information Technology
Revenue	$2,954	$1,577
Operating loss	(678)	(2,542)
Industrial Products
Revenue	1,658	1,593
Operating income	84	205

Consolidated Segments
Revenue	$4,612	$3,170
Operating loss	(594)	(2,337)
A reconciliation of consolidated segment data above to consolidated income (loss) follows:

Consolidated segments operating loss	$(594)	$(2,337)
Corporate expenses	(243)	(237)

Consolidated operating loss	(837)	(2,574)
Interest expense	(3)	(5)
Investment income	—	3,464
Equity of affiliates	(38)	(67)
Other income	59	27

Income (loss) before taxes	(819)	845

Income tax provision (benefit)	1	(104)

Net income (loss)	$(820)	$949

Depreciation and Amortization
Information Technology	$123	$148
Industrial Products	42	22

Consolidated segments	165	170
Corporate	7	7

Consolidated depreciation and amortization	$172	$177

Capital Expenditures
Information Technology	$16	$40
Industrial Products	69	16

Consolidated segments	85	56
Corporate	—	3

Consolidated capital expenditures	$85	$59

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
Identifiable Assets
Information Technology	$4,525	$4,740
Industrial Products	2,051	2,024

Consolidated segments	6,576	6,764
Corporate	6,939	6,978

Consolidated assets	$13,515	$13,742

6.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended
	March 31
(unaudited, in thousands)	2004	2003
ChemFree Customer A	—	12%
CoreCard Customer B	29%	—
VISaer Customer C	—	21%

7.	New Accounting Pronouncements — In March 2004, the Emerging Issues Tax Force reached a consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”. The consensus requires an investment in a Limited Liability Company (“LLC”) that maintains a specific ownership account for each investor be viewed as similar to an investment in a limited partnership for the purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method of accounting. The consensus will be effective in the quarter beginning after June 15, 2004. We will evaluate the effects of this Issue for implementation on July 1, 2004.

8.	Subsequent Event — On April 14, 2004, we entered into a letter agreement to sell all of the shares of common stock that we held in Cirronet, Inc., a technology company in which we were a minority investor. The unsolicited offer from a third party involved the purchase of all 1,340,990 shares of common stock held by us at a price per share of $0.80 cash for an aggregate price of $1,073,000, payable in cash at the closing. The transaction closed on May 10, 2004. The company will recognize a pretax investment gain of approximately $250,000 on the transaction in the quarter ended June 30, 2004. The equity method carrying value and cost basis of the investment at March 31, 2004 were $831,000 and $525,000, respectively.

Item 2. Management’s Discussion and Analysis or Plan of Operations

In addition to historical information, this Form 10-QSB may contain forward-looking statements relating to ISC. All statements, trend analysis and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements included those factors described below under “Factors That May Affect Future Performance”. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7, Management’s Discussion and Analysis, in the Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our four subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all and two of our software subsidiaries have very limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•	Two of our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past three years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a subsidiary’s delivery under a software contract (which may be out of its control) could have a significant and unpredictable impact on consolidated revenue that we can recognize in a given quarterly or annual period.

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, presently do not, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term and we continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

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

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We do not expect the same level of cash investment in the future in these two entities and presently believe that customer payments on existing and pending software contracts will be sufficient to fund most of the expenses of VISaer’s operations and a growing portion of CoreCard’s expenses. If the business or cash flow of either subsidiary does not develop as anticipated, we would need to scale back or restructure their operations.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue - Total revenues in the three month period ended March 31, 2004 were $4,612,000, a 45 percent increase compared to the first quarter of 2003. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased by 89 percent from $1,704,000 in the three months ended March 31, 2003 to $3,227,000 in the three months ended March 31, 2004. The increase in product revenue is due mainly to the recognition of $1,377,000 in software license revenue at the CoreCard subsidiary due to completion of its first major customer installation in early 2004. Although it is unlikely that the company will experience similar period-to-period revenue growth in other fiscal quarters in 2004, the specific timing of revenue recognition for software licenses at CoreCard and our other software company subsidiaries is difficult to predict with certainty due to a number of factors. Product revenue related to software products represented 49 percent of total product revenue in the three months ended March 31, 2004 compared to six percent in the corresponding period in 2003. Service revenue declined by six percent, or $81,000 period-to-period, mainly due to a 19 percent decline in the contribution by the VISaer subsidiary as a result of finishing a significant professional services contract during 2003, partially offset by a 20 percent increase in service revenue at the QS Technologies subsidiary due to a larger installed base of customers that pay annual maintenance fees and some initial services revenue contribution from the CoreCard Software subsidiary in the first quarter of 2004.

Cost of Revenue - In the three month period ended March 31, 2004, total cost of revenue was 39 percent of consolidated revenue compared to 57 percent in the three month period in 2003. Cost of product revenue was 31 percent of product revenue in the three month period ended March 31, 2004 compared to 45 percent in the corresponding three month period in 2003. The principal reason for the difference is due to the fact that software license revenue, which has a low cost of sales compared to the ChemFree industrial products, represented 49 percent of product revenue in the three month period ended March 31, 2004 compared to six percent of product revenue in the corresponding period in 2003. The cost of sales for the Industrial Products segment was 57% of sales in the first quarter of 2004, compared to 47% of sales in the first quarter of 2003. Typically, cost of sales for the Industrial Products segment averages 52% to 56% based on the product mix for the period. In the first quarter of 2004 our product mix resulted in less favorable margins than in the corresponding quarter in 2003 and we incurred, in the first quarter of 2004, an expense of $56,000 to reduce the carrying value of demonstration inventory. Cost of service revenue (which relates to the software subsidiaries only) was 58 percent in the three month period of 2004 compared to 72 percent in the corresponding period in 2003. The $240,000 decrease in total dollars spent for service revenue costs in the first quarter of 2004 compared to the first quarter of 2003 reflects the net effect of a reduction of $298,000 in costs at the VISaer subsidiary principally related to third party contractors offset by an increase of $58,000 mainly in personnel costs at the QS Technologies subsidiary due to a larger installed base of customers requiring support and maintenance services.

Operating Expenses - In the three month period ended March 31, 2004, total consolidated operating expenses decreased by 7 percent compared to the corresponding period in 2003. Consolidated marketing expenses were 14 percent lower in the first quarter of 2004, mainly due to reduced expenses at VISaer as the subsidiary focused its resources on its existing contracts and pipeline of business. Consolidated general and administrative expenses declined by 17 percent in the three month period ended March 31, 2004, compared to the corresponding period in 2003. This reduction reflects mainly the elimination of certain administrative and personnel expenses at the VISaer subsidiary, although all of the subsidiaries contributed in some measure to the general and administrative expense reduction. Consolidated research and development expenses were approximately the same in absolute dollar amounts in the first quarter of 2004 and 2003, but represented 46 percent and 66 percent of total revenue in the three months ended March 31, 2004 and 2003, respectively, as a result of achieving higher revenue in 2004. Research and development expense at VISaer declined slightly year-to-year and was offset by a slight increase in such expenses at the CoreCard subsidiary. If our forecasts develop as planned we expect that R&D expense for the remainder of the year will be at approximately the same level as for the first quarter of 2004.

Interest Expense - In the three months ended March 31, 2004, we recorded $3,000 in interest expense compared to interest expense of $5,000 in the corresponding period in 2003.

Investment Income - We had no investment gains or losses in the three months ended March 31, 2004. In the corresponding period of 2003, we recorded a net investment gain of $3,464,000 comprising $4,183,000 related to the PaySys escrow settlement, offset in part by write-downs of $600,000 to reduce the carrying value of our investments in RF Solutions, Inc. and a charge of $119,000 to reduce the carrying value of a note receivable from RF Solutions, Inc.

Equity Earnings (Losses) of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $38,000 and $67,000 in net equity in losses of affiliate companies in the three months ended March 31, 2004 and 2003, respectively. These results include our pro rata share of the net earnings and losses reported by four affiliate companies (CoreXpand, Riverside Software, Cirronet and Horizon Software) in 2004 and three affiliate companies (CoreXpand, MediZeus, and Horizon Software) in 2003.

Other Income, Net - Other income is $59,000 and $27,000 in the three months ended March 31, 2004 and 2003, respectively. Such amounts include recognition of deferred gain of $34,000 in each period related to a VISaer product line sale in July 2000 and $25,000 in other miscellaneous income in the first quarter of 2004, the majority of which relates to foreign currency exchange gains.

Income Taxes - In the three months ended March 31, 2003, we recorded an income tax benefit of $104,000 that reflects a refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year.

Liquidity and Capital Resources

Our cash balance at March 31, 2004 was $770,000 compared to $1,133,000 at December 31, 2003. The $363,000 decrease in the cash balance was principally to fund operations. The company’s principal uses of cash during the three months ended March 31, 2003 were for corporate office expenses of $243,000 and an increase of $579,000 in accounts receivable reflecting more revenue booked by ChemFree and VISaer in March 2004 as compared to December of 2003. Sources of cash included a net increase of $662,000 in current liabilities, of which $680,000 relates to payments by customers for software licenses and annual software maintenance contracts (mainly at our VISaer subsidiary) for which the related revenue will be recognized later in 2004, and a $289,000 increase in accounts payables, offset by a reduction of $266,000 in accrued payroll for bonuses earned in 2003 and paid in 2004 and other minor items.

We have several potential near-term sources of cash to support negative cash flow from consolidated operations, including the sale of an investment and periodic draws against our bank line of credit. As explained in Note 8 to the Consolidated Financial Statements contained herein, we entered into an agreement to sell our shares of common stock in Cirronet, Inc. to a third party in response to an unsolicited offer for an aggregate sales price of $1,073,000 in cash. The transaction closed on May 10, 2004. We paid down the outstanding balance on our bank line with part of the sale proceeds and intend to use the remaining proceeds to fund short-term operating needs, if any, of our subsidiaries. We believe there is sufficient availability under our line of credit if needed to support any short-term timing differences in consolidated cash flows which may occur from time to time and to provide for our cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-K for 2003. During the quarter ended March 31, 2004, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2003.

Long-Term Contractual Obligations

Our only material long-term contractual obligations consist of operating leases as indicated below:

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating Lease Obligations	$404	$345	$59	—	—

Total	$404	$345	$59	—	—

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly for our software subsidiaries, revenue tends to be associated with fewer and larger sales than for our industrial products subsidiary. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and the procedures are effective. There were no changes in the company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

We filed a Form 8-K on March 18, 2004 disclosing that we issued a press release on March 18, 2004 announcing our financial results for the three and twelve month periods ended December 31, 2003.

The following exhibits are filed or furnished with this report:

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 14, 2004	By:	/S/ J. Leland Strange

J. Leland Strange
Chief Executive Officer, President
Date: May 14, 2004	By:	/S/ Bonnie L. Herron

Bonnie L. Herron
Chief Financial Officer