Form 10QSB
period 2004-06-30
INTELLIGENT SYSTEMS CORP
filed 2004-08-13
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of July 31, 2004, 4,478,971 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash	$547	$1,133
Accounts receivable, net	2,670	1,543
Notes and interest receivable	—	142
Inventories	708	766
Other current assets	227	614

Total current assets	4,152	4,198

Long-term investments	4,848	6,275
Property and equipment, at cost less accumulated depreciation	695	746
Goodwill, net	2,035	2,039
Intangibles, net	320	476
Other assets, net	20	8

Total assets	$12,070	$13,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$370	$250
Accounts payable	982	932
Deferred revenue	8,947	2,586
Deferred gain	258	291
Accrued expenses and other current liabilities	1,972	2,037

Total current liabilities	12,529	6,096

Deferred revenue, net of current portion	—	5,060
Minority interest	1,516	1,516

Commitments and contingencies (note 12)
Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at June 30, 2004 and December 31, 2003	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(80)	(60)
Accumulated deficit	(20,350)	(17,325)

Total stockholders’ equity	(1,975)	1,070

Total liabilities and stockholders’ equity	$12,070	$13,742

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue
Products	$1,786	$1,801	$5,013	$3,505
Services	1,557	1,020	2,942	2,486

Total revenue	3,343	2,821	7,955	5,991

Cost of revenue
Products	804	906	1,789	1,665
Services	707	792	1,517	1,842

Total cost of revenue	1,511	1,698	3,306	3,507

Expenses
Marketing	687	681	1,347	1,452
General & administrative	914	951	1,809	2,034
Research & development	2,102	2,100	4,202	4,181

Loss from operations	(1,871)	(2,609)	(2,709)	(5,183)

Other income
Interest expense, net	(5)	—	(8)	(5)
Investment income (loss), net	(371)	205	(371)	3,669
Equity in earnings (losses) of affiliate companies	51	34	13	(33)
Other income (loss), net	(9)	187	50	214

Loss before income tax benefit	(2,205)	(2,183)	(3,025)	(1,338)

Income tax provision (benefit)	—	—	—	(104)

Net loss	$(2,205)	$(2,183)	$(3,025)	$(1,234)

Basic and diluted net loss per share	$(0.49)	$(0.49)	$(0.68)	$(0.28)

Basic and diluted weighted average shares outstanding	4,478,971	4,485,540	4,478,971	4,487,945

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
OPERATIONS:
Net loss	$(3,025)	$(1,234)
Adjustments to reconcile net loss to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	315	371
Deferred gain recognized	(33)	(66)
Investment (income) loss, net	371	(3,662)
Equity in income (loss) of affiliate companies	(13)	33
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(1,127)	(1)
Inventories	58	(113)
Other current assets	387	78
Accounts payable	50	(206)
Accrued expenses and other liabilities	1,224	1,241

Cash used for operating activities	(1,793)	(3,559)

INVESTING ACTIVITIES:
Proceeds from sales of investments	1,073	4,464
Distributions from (acquisition of) long-term investments, net	124	(200)
Repayments under notes receivable	15	79
Advances under notes receivable	—	(156)
Purchases of property and equipment	(105)	(119)

Cash provided by investing activities	1,107	4,068

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	120	—
Purchase and retirement of common stock	—	(22)

Cash provided by (used for) financing activities	120	(22)

Effects of exchange rate changes on cash	(20)	(20)

Net (decrease) increase in cash	(586)	467
Cash at beginning of period	1,133	2,644

Cash at end of period	$547	$3,111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5	$—

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited condensed consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2004 and 2003. The interim results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, as filed in our annual report on Form 10-K.

3.	Sale of Investment in Cirronet, Inc. – On May 10, 2004, we sold 1,340,990 shares of common stock of Cirronet, Inc., representing all of the Cirronet stock held by us, in a private transaction for an aggregate price of $1,073,000, paid in cash at the closing. We recognized a gain of $256,000 on the transaction in the quarter ended June 30, 2004, on a carrying value of $817,000 and an original cost basis of $525,000. This gain is included in investment income (loss) on the Consolidated Statement of Operations.

4.	Write-down of Ardext Technologies, Inc. – Our results for the quarter ended June 30, 2004 include a write-down of the carrying value of our investment in Ardext Technologies, Inc. to zero. We recorded a charge of $465,000 against long-term investments and $162,000 against notes and interest receivable for a total investment write-off of $627,000. Although Ardext has a promising technology and is making progress in semiconductor customer trials of its initial software products, the company’s timetable to and ability to fund operations to breakeven is difficult to predict. Accordingly, as of this filing, we believe it is unlikely we will recover our investment and accordingly have reserved against the full carrying value as of June 30, 2004.

5.	Sale of Principal Asset of ISC Guernsey, Ltd. – We own a 19 percent interest in ISC Guernsey, Ltd., an entity whose principal asset is an investment in a U.K. based company. During the second quarter of 2004, we were informed that ISC Guernsey sold its investment in the U.K. company for cash and that it expects to distribute a significant portion of the proceeds to its shareholders in the future, after determining its ongoing business needs. Based on information communicated to us by ISC Guernsey, our share of the cash distributions is estimated to be between $3.5 million and $4.5 million in total. We anticipate that an initial distribution of part of the proceeds will occur in the quarter ended September 30, 2004, and that other distributions are likely to follow later in 2004 or early in 2005. However, we are not in a position to exert influence over the timing or extent of such distributions. At June 30, 2004, the carrying value of our minority owned investment in ISC Guernsey is $31,000. Based on our current projections, we do not expect to have any tax withholdings or to incur a tax liability related to these cash distributions.

6.	Related Party Transaction – As previously disclosed in a Form 8-K filed on May 11, 2004, the lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia expired May 31, 2004. The current landlord was unwilling to renew this lease and had instead expressed a desire to sell the facility. On June 1, 2004, ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange, purchased the facility from the current landlord and leased approximately 45 percent of the facility to the company in order to allow us to stay in the present facility and to avoid the disruption and expense of a move. After careful consideration, the company’s Board of Directors concluded that the lease transaction was fair to the company and in the best interests of the company and its shareholders, and approved the lease transaction between the company and ISC Properties, LLC effective June 1, 2004. Mr. Strange recused himself form deliberations concerning, and voting to approve, the lease transaction. In connection with this approval, the Board of Directors waived the conflict of interest provisions of our Code of Ethics as they apply to Mr. Strange in connection with the lease transaction. We also evaluated the arrangement to determine if ISC Properties, LLC should be considered a Variable Interest Entity (“VIE”) within the guidance of Financial Accounting Standards Board FIN No. 46. After carefully considering the characteristics of the relationship between the company and ISC Properties, LLC, it was determined that ISC Properties, LLC did not meet the criteria of a VIE and, as a result, ISC Properties, LLC is not consolidated with the company.

7.	Comprehensive Loss – In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive loss is the total of net loss and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss

	Three Months Ended June 30		Six Months Ended June 30,
(unaudited, in thousands)	2004	2003	2004	2003
Net loss	$(2,205)	$(2,183)	$(3,025)	$(1,234)
Other comprehensive loss:
Foreign currency translation adjustment	4	(17)	(20)	(20)
Unrealized gain on available-for-sale securities	—	33	—	38

Comprehensive loss	$(2,201)	$(2,167)	$(3,045)	$(1,216)

8.	Stock-Based Compensation – At June 30, 2004, we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

	Three Months Ended June 30		Six Months Ended June 30,
(unaudited, in thousands, except per share data)	2004	2003	2004	2003
Net loss, reported	$(2,205)	$(2,183)	$(3,025)	$(1,234)
Add: stock-based employee compensation included in reported net loss, net of related tax effect	—	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(10)	(9)	(19)	(12)

Pro forma net loss	$(2,215)	$(2,192)	$(3,044)	$(1,246)

Pro forma net loss per common share
basic and diluted	$(0.49)	$(0.49)	$(0.68)	$(0.28)

9.	Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30		Six Months Ended June 30,
(unaudited, in thousands)	2004	2003	2004	2003
ChemFree Customer A	10%	13%	—	11%
ChemFree Customer B	—	12%	—	—
ChemFree Customer C	—	16%	—	14%
CoreCard Customer D	—	—	16%	—
Visaer Customer E	11%	—	—	—
Visaer Customer F	—	—	—	15%

10.	New Accounting Pronouncements – In March 2004, the Emerging Issues Tax Force reached a consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”. The consensus requires an investment in a Limited Liability Company (“LLC”) that maintains a specific ownership account for each investor be viewed as similar to an investment in a limited partnership for the purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method of accounting. The consensus is effective in the quarter beginning after June 15, 2004. The implementation of this consensus is not expected to have a material impact on our financial position or results of operations.

11.	Industry Segments – Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments.

The table following contains segment information for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2004	2003	2004	2003
Information Technology
Revenue	$1,636	$1,192	$4,590	$2,769
Operating loss	(1,835)	(2,504)	(2,513)	(5,046)
Industrial Products
Revenue	1,707	1,629	3,365	3,222
Operating income (loss)	140	97	224	302

Consolidated Segments
Revenue	$3,343	$2,821	$7,955	$5,991
Operating loss	(1,695)	(2,407)	(2,289)	(4,744)

A reconciliation of consolidated segment data above to consolidated loss follows:

Consolidated segments operating loss	$(1,695)	$(2,407)	$(2,289)	$(4,744)
Corporate expenses	(176)	(202)	(420)	(439)

Consolidated operating loss	(1,871)	(2,609)	(2,709)	(5,183)
Interest expense	(5)	—	(8)	(5)
Investment income (loss)	(371)	205	(371)	3,669
Equity of affiliates	51	34	13	(33)
Other income (loss)	(9)	187	50	214

Loss before taxes	(2,205)	(2,183)	(3,025)	(1,338)

Income tax provision (benefit)	—	—	—	(104)

Net loss	$(2,205)	$(2,183)	$(3,025)	$(1,234)

Depreciation and Amortization
Information Technology	$95	$158	$218	$307
Industrial Products	42	28	83	50

Consolidated segments	137	186	301	357
Corporate	6	8	14	14

Consolidated depreciation and amortization	$143	$194	$315	$371

Capital Expenditures
Information Technology	$(15)	$31	$1	$71
Industrial Products	35	29	104	45

Consolidated segments	20	60	105	116
Corporate	—	—	—	3

Consolidated capital expenditures	$20	$60	$105	$119

	June 30, 2004	December 31, 2003
	(unaudited)
Identifiable Assets
Information Technology	$5,992	$4,740
Industrial Products	2,344	2,024

Consolidated segments	8,336	6,764
Corporate	3,734	6,978

Consolidated assets	$12,070	$13,742

12.	Commitments and Contingencies - In May 2004, our QS Technologies subsidiary was awarded a $1.1 million, multi-year software contract with a state agency that required a performance bond for 10 percent of the contract value. No revenue has yet been recognized on this contract. To secure the performance bond, we agreed to guarantee the $115,000 value of the bond in the event that QS Technologies defaults on the contract. Initially, we secured the guarantee with a bank Certificate of Deposit in the amount of $115,000. In July 2004, we substituted a standby letter of credit that is tied to our $1.5 million bank line of credit for the CD and converted the CD into unrestricted cash. Based on the successful performance record of QS Technologies over a twenty-year period, we do not presently believe the guarantee will be paid; thus no amount has been accrued with respect to this guarantee.

Item 2. Management’s Discussion and Analysis or Plan of Operations

In addition to historical information, this Form 10-QSB may contain forward-looking statements relating to ISC. All statements, trend analysis and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements including those factors described below under “Factors That May Affect Future Performance”. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7, Management’s Discussion and Analysis, in ISC’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

The second quarter results reflect a continued deferral of approximately $7.4 million of revenue and approximately $4.9 million in profit contribution. Our VISaer subsidiary completed a significant software contract in the quarter ended June 30, 2004. Recognition of revenue was deferred until the third quarter of 2004 due to the delivery of a then optional specified upgrade right in the contract in July 2004. Recognition of this revenue will have a significant positive impact on the company’s result of operations for the third quarter ended September 30, 2004.

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

We also frequently generate income or losses from other sources and we may do so from time to time in the future. Occasionally we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis. For instance, as explained in Notes 3 and 4 to the financial statements, in the quarter ended June 30, 2004, we recognized a gain of $256,000 on the unsolicited sale of our holdings in Cirronet, Inc. and also wrote down the value of our holdings in Ardext Technologies, Inc. by $627,000 yielding a net investment loss of $371,000 for the quarter. Neither of these events was predictable by us as to amount or timing with any degree of confidence in advance. Similarly, as explained in Note 5 to the financial statements, based on information provided to us, we believe that the value of our 19 percent interest in ISC Guernsey Ltd. is worth more than its carrying value of $31,000 as of June 30, 2004. However, in accordance with GAAP, cost basis investments are not written up for expected cash distributions because we do not exert any control over ISC Guernsey. As such we will record the positive financial impact of these expected cash distributions when ISC Guernsey actually makes cash distributions from the proceeds of its asset sale to us. From information communicated to us by ISC Guernsey, we believe this will occur over the next several quarters and will aggregate between $3.5 million and $4.5 million, dependent on the business needs of ISC Guernsey. Based on our current projections, we do not expect to have any tax withholdings or to incur a tax liability related to these cash distributions.

The operating loss in the second quarter of 2004 and the continued deferral of the profit contribution from the VISaer software contract until the third quarter of 2004 resulted in negative shareholders’ equity of $1,975,000 as of June 30, 2004. This negative equity position was a very short-term situation that has already been rectified in July 2004 with the recognition of the VISaer contract. Shareholders’ equity will be further improved when cash distributions related to the ISC Guernsey sale are recorded, at least part of which is expected to occur in the quarter ended September 30, 2004.

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We do not expect the same level of cash investment in the future in these two entities and presently believe that customer payments on existing and pending software contracts will be sufficient to fund most of the expenses of VISaer’s operations and a growing portion of CoreCard’s expenses. If the business or cash flow of either subsidiary does not develop as anticipated, we would expect to reduce the personnel and overhead expenses to align their cost structure with their business resources and prospects.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue - Total revenue in the three and six month periods ended June 30, 2004 was $3,343,000 and $7,955,000, a 19 percent and 33 percent increase, respectively, compared to the same periods in 2003. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was approximately the same in the quarter ended June 30, 2004 as in the second quarter of 2003 but 43 percent higher in the six month period of 2004 compared to the six month period in 2003. The increase in product revenue in the year-to-date period in 2004 is due mainly to the recognition of $1,377,000 in software license revenue at the CoreCard subsidiary due to completion of its first major customer installation in the first quarter of 2004. Revenue from ChemFree products represented over 90 percent of our product revenue in the three month periods ended June 30, 2004 and June 30, 2003 and in the six month period ended June 30, 2003. In the six month period ended June 30, 2004, ChemFree revenue represented 67 percent of product revenue, mainly because the $1,377,000 CoreCard license revenue is included in the six month period. Revenue from ChemFree products increased approximately five percent during the three and six month periods ended June 30, 2004 compared to the same periods in 2003 mainly due to increased sales of fluid and filter consumables and greater revenue from leased equipment.

We expect that revenue from software licenses at our software subsidiaries in the second half of 2004 will surpass that in the first half of 2004, although the specific timing of revenue recognition for software licenses is difficult to predict with certainty due to a number of factors such as acceptance criteria or scheduling delays due to customer changes in funding or program priorities. As explained earlier in this discussion, our VISaer subsidiary completed a major software contract during the second quarter of 2004 but the $7.4 million in revenue and $4.9 million of gross profit associated with the contract was deferred until the third quarter of 2004. Accordingly, we will record an unusually high level of revenue and the associated gross profit in the third quarter ended September 30, 2004. At the end of June 30, 2004, the net deferred revenue of $4.9 million associated with this contract is included on our balance sheet as a liability in the category of current deferred revenue.

Service revenue increased by fifty-three percent and eighteen percent in the three and six month periods ended June 30, 2004, respectively, compared to the same periods in 2003. The principal factor contributing to the second quarter increase in 2004 was a higher level of professional services at the CoreCard and VISaer subsidiaries whereas the increase during the six month period of 2004 as compared to the first six months of 2003 was related mainly to higher levels of annual maintenance contracts at all three software subsidiaries due to a larger installed base of customers.

Cost of Revenue - In the three and six month periods ended June 30, 2004, total cost of revenue was 45 percent and 42 percent, respectively, of consolidated revenue compared to 60 percent and 59 percent in the comparative periods in 2003.

•	Cost of product revenue was 45 percent of product revenue in the three month period ended June 30, 2004 compared to 50 percent in the corresponding three month period in 2003. The principal reason for the difference is due to the fact that ChemFree’s revenue mix in the second quarter of 2004 included a higher proportion of sales of fluid and filter consumables which have a lower cost than parts washer machines. Year-to-date, cost of product revenue was 36 percent of product revenue in the six month period ended June 30, 2004 compared to 47 percent in the same period last year, principally because software license revenue, which has a low cost of sales compared to the ChemFree industrial products, represented 33 percent of product revenue in the six month period in 2004 compared to 8 percent in the corresponding period in 2003.

•	Cost of service revenue (which relates to the software subsidiaries only) was 45 percent in the three month period ended June 30, 2004 compared to 77 percent in the corresponding period in 2003. For the six month period ended June 30, 2004, cost of service revenue was 52 percent of service revenue compared to 74 percent of service revenue in the same period of 2003. The period-to-period decrease in total cost of service revenue of $85,000 and $325,000 in the three and six month periods of 2004, respectively, is due to lower costs and more efficient utilization of professional services employees at the VISaer subsidiary, partially offset by a slight increase in personnel costs at the QS Technologies subsidiary due to a larger installed base of customers requiring support and maintenance services.

Operating Expenses - In the three and six month periods ended June 30, 2004, total consolidated operating expenses decreased by one percent and four percent, respectively, compared to the corresponding periods in 2003. There were no material differences in consolidated marketing, general and administrative and research and development expenses in the three and six month periods ended June 30, 2004 compared to the same periods in 2003.

Investment Income - In the three and six month periods ended June 30, 2004, we recorded a net investment loss of $371,000 representing an investment gain of $256,000 on the sale of our Cirronet stock offset by a write-down of our investment and notes receivable totaling $627,000 related to Ardext Technologies, Inc., as more fully explained in Notes 3 and 4 to the financial statements. In the corresponding periods of 2003, we recorded net investment gains of $205,000 and $3,669,000, respectively, comprising investment income related to the settlement of an escrow fund in the first and second quarters of 2003 related to the sale of our ownership interest in PaySys International, Inc., offset in part by a write-down in the first quarter of 2003 to reduce the carrying value of our investment in RF Solutions, Inc., as more fully explained in Note 3 to the consolidated financial statements in our Form 10-K for 2003.

Equity Earnings (Losses) of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $51,000 and $13,000 in net equity in income of affiliate companies in the three and six month periods ended June 30, 2004, respectively, compared to $34,000 net equity in income and $33,000 net equity in losses of affiliate companies in the corresponding periods in 2003. These results include our pro rata share of the net earnings and losses reported by five affiliate companies (Alliance Technology Ventures, CoreXpand, Riverside Software, Cirronet and Horizon Software) in 2004 and four affiliate companies (CoreXpand, Riverside Software, MediZeus, and Horizon Software) in 2003.

Other Income (Expense), Net - We recorded $9,000 in other expense and $50,000 in other income in the three and six month periods ended June 30, 2004, respectively, compared to other income of $187,000 and $214,000 in the corresponding periods in 2003. In 2004 year-to-date, these amounts include recognition of deferred gain of $33,000 related to a VISaer product line sale in July 2000 and $17,000 in other miscellaneous income, the majority of which relates to foreign currency exchange gains. In 2003, the year-to-date amounts include principally recognition of deferred gain related to the VISaer product line sale in July 2000, approximately $64,000 in non-recurring miscellaneous income and $75,000 in foreign currency exchange gain.

Income Taxes - We did not accrue for any income tax liability in year-to-date 2004 because we currently estimate the company will not incur income tax liability in 2004 and we believe the deferred tax assets should be fully reserved given their character and our recent losses. The income tax benefit of $104,000 recorded in 2003 reflects a refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year.

Liquidity and Capital Resources

Our cash balance at June 30, 2004 was $547,000 compared to $1,133,000 at December 31, 2003. The $586,000 decrease in the cash balance was principally related to operations. The company’s principal uses of cash during the six months ended June 30, 2004 were for corporate office expenses of $420,000, and an increase of $1,127,000 in accounts receivable reflecting more revenue booked by ChemFree, QS Technologies and VISaer in the later part of the second quarter of 2004 as compared to December of 2003. Sources of cash included $1,073,000 from the sale of our investment in Cirronet, Inc., $120,000 from drawings under our bank line of credit, a net increase of $1,301,000 in total deferred revenue related to payments by customers for software licenses and annual software maintenance contracts (mainly at our VISaer subsidiary) for which the related revenue will be recognized later in 2004, offset by a reduction of $206,000 in accrued payroll mainly for bonuses earned in 2003 and paid in 2004 and other minor items.

We have several near-term sources of cash to support any negative cash flow from consolidated operations, including the cash distributions expected related to the ISC Guernsey transaction as explained in Note 5 to the statements and periodic draws against our bank line of credit, if needed. As of June 30, 2004, the outstanding balance on our line of credit was $370,000 and the availability under the line of credit was $1,015,000. Our bank line of credit expires in September 2004 and we expect to renew the line on similar terms and conditions. However, there can be no assurance that the line will be renewed on terms that are acceptable to us, if at all. However, even without the availability of the bank line of credit, we believe the anticipated cash distributions from the ISC Guernsey transaction and cash flow from consolidated operations will provide for our cash requirements for at least the next twelve months. In addition, if our subsidiaries’ business operations or cash flows do not develop as anticipated, we would expect to reduce personnel and overhead expenses to align their cost structure with their business resources and prospects.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-K for 2003. During the six months ended June 30, 2004, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2003.

Long-Term Contractual Obligations

We entered into a new five-year facility lease on our principal facility in Norcross, GA during the quarter ended June 30, 2004 which is included in the table below for our operating lease obligations. We have no long-term contractual obligations other than the operating leases.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating Lease Obligations	$2,349	264	1,056	865	164

Off-Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity, capital expenditures or resources or results of operations.

Factors That May Affect Future Operations

Our operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly for our software subsidiaries, revenue tends to be associated with fewer and larger sales than for our industrial products subsidiary. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•	Undetected software errors which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	A reversal of the improving trend in the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.

•	The relatively limited sales and marketing experience of our VISaer and CoreCard subsidiaries in their respective markets could cause them to misinterpret or fail to interpret or adjust to a trend in the market or to underestimate the sales cycle time frame.

•	In the Industrial Products market, failure by ChemFree to achieve anticipated growth in the European market or in the domestic national accounts and non-automotive markets for their products could cause lower than anticipated sales and profits.

•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in low revenue, increased costs and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	The recurrence of some incidence such as the SARS epidemic in 2003 that has a negative impact on the aviation industry, resulting in delays in contract awards and customer implementations similar to the unforeseen negative impact on cash and profits experienced by VISaer during the SARS epidemic.

•	Other general economic and political conditions, particularly those that may cause international business and domestic government customers to delay or cancel software purchase decisions.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At ISC’s Annual Meeting of Shareholders on May 27, 2004, the shareholders reelected Dr. John B. Peatman to serve as a director of the company until the Annual Meeting of Shareholders in 2007. Dr. Peatman was elected by a vote of 4,126,500 votes FOR and 41,949 votes WITHHELD.

Item 6. Exhibits and Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended June 30, 2004:

•	Form 8-K filed on May 11, 2004 disclosing that the Board of Directors has approved a waiver to the company’s Code of Ethics with respect to a lease transaction between the company and ISC Properties, LLC, a company controlled by the company’s Chairman and Chief Executive Officer.

•	Form 8-K filed on May 12, 2004 furnishing a press release on May 12, 2004 announcing our financial results for the three month period ended March 31, 2004.

The following exhibits are filed or furnished with this report:

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: August 13, 2004	By:	/s/ J. Leland Strange

J. Leland Strange
Chief Executive Officer, President

Date: August 13, 2004	By:	/s/ Bonnie L. Herron

Bonnie L. Herron
Chief Financial Officer