Form 10QSB
period 2004-09-30
INTELLIGENT SYSTEMS CORP
filed 2004-11-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

As of October 31, 2004, 4,478,971 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
Intelligent Systems Corporation CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited; in thousands, except share and per share amounts)
Intelligent Systems Corporation CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited, in thousands)
Intelligent Systems Corporation NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis or Plan of Operations
Item 3. Controls and Procedures
Part II. OTHER INFORMATION
Item 1. Legal Matters
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2004	2003
ASSETS	(unaudited)
Current assets:
Cash	$1,215	$1,133
Accounts receivable, net	2,127	1,543
Notes and interest receivable	—	142
Inventories	722	766
Other current assets	249	614

Total current assets	4,313	4,198

Long-term investments	4,985	6,275
Property and equipment, at cost less accumulated depreciation	685	746
Goodwill, net	1,955	2,039
Other intangibles, net	821	476
Other assets, net	20	8

Total assets	$12,779	$13,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$125	$250
Accounts payable	1,086	932
Deferred revenue	4,676	2,586
Deferred gain	257	291
Accrued expenses and other current liabilities	1,737	2,037

Total current liabilities	7,881	6,096

Deferred revenue, net of current portion	—	5,060
Other long-term liabilities	351	—
Minority interest	1,516	1,516

Commitments and contingencies (note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at September 30, 2004 and December 31, 2003	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(91)	(60)
Accumulated deficit	(15,333)	(17,325)

Total stockholders’ equity	3,031	1,070

Total liabilities and stockholders’ equity	$12,779	$13,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues
Products	$4,291	$1,727	$9,303	$5,231
Services	6,125	1,021	9,068	3,508

Total revenue	10,416	2,748	18,371	8,739

Cost of revenue
Products	1,054	855	2,843	2,520
Services	2,775	755	4,292	2,597

Total cost of revenue	3,829	1,610	7,135	5,117

Expenses
Marketing	634	714	1,981	2,166
General & administrative	996	883	2,805	2,917
Research & development	1,684	2,076	5,885	6,256

Income (loss) from operations	3,273	(2,535)	565	(7,717)

Other income
Interest income (expense), net	2	9	(6)	4
Investment income (expense), net	1,728	(24)	1,357	3,645
Equity in earnings of affiliate companies	46	80	59	47
Other income (expense), net	(33)	74	17	288

Income (loss) before income tax benefit	5,016	(2,396)	1,992	(3,733)

Income tax benefit	—	—	—	(104)

Net income (loss)	$5,016	$(2,396)	$1,992	$(3,629)

Basic income (loss) per share	$1.12	$(0.53)	$0.44	$(0.81)
Diluted income (loss) per share	$1.09	$(0.53)	$0.43	$(0.81)

Basic weighted average shares outstanding	4,478,971	4,478,971	4,478,971	4,484,954
Diluted weighted average shares outstanding	4,584,210	4,478,971	4,585,742	4,484,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
OPERATIONS:
Net income (loss)	$1,992	$(3,629)
Adjustments to reconcile net income (loss) to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	432	558
Deferred gain recognized	(34)	(99)
Investment (income) loss, net	(1,357)	(3,636)
Equity in income of affiliate companies	(59)	(47)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(584)	848
Inventories	44	(80)
Other current assets	(87)	(6)
Accounts payable	154	(238)
Accrued expenses and other liabilities	(2,938)	2,034

Cash used for operating activities	(2,437)	(4,295)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	2,645	4,540
Distributions from (acquisition of) long-term investments, net	180	(160)
Repayments under notes receivable	15	79
Advances under notes receivable	—	(224)
Purchases of property and equipment	(178)	(215)

Cash provided by investing activities	2,662	4,020

FINANCING ACTIVITIES:
Repayments under short-term borrowing arrangements	(125)	—
Purchase and retirement of common stock	—	(22)

Cash used for financing activities	(125)	(22)

Effects of exchange rate changes on cash	(18)	(27)

Net increase (decrease) in cash	82	(324)
Cash at beginning of period	1,133	2,644

Cash at end of period	$1,215	$2,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its subsidiaries.

2.	The unaudited condensed consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2004 and 2003. The interim results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2003, as filed in our annual report on Form 10-K.

3.	Sale of Investment in Cirronet, Inc. — On May 10, 2004, we sold 1,340,990 shares of common stock of Cirronet, Inc., representing all of the Cirronet stock held by us, in a private transaction for an aggregate price of $1,073,000, paid in cash at the closing. We recognized a gain of $256,000 on the transaction in the quarter ended June 30, 2004, on a carrying value of $817,000 and an original cost basis of $525,000. This gain is included in year-to-date investment income (loss) on the Consolidated Statement of Operations.

4.	Write-down of Ardext Technologies, Inc. — In the quarter ended June 30, 2004, we wrote down the carrying value of our investment in Ardext Technologies, Inc. We recorded a charge of $465,000 against long-term investments and $162,000 against notes and interest receivable. In the quarter ended September 30, 2004, we reserved an additional $12,000 for a total investment write-off of $639,000. Although Ardext has a promising technology and is making progress in semiconductor customer trials of its initial software products, the company’s timetable to and ability to fund operations to breakeven is difficult to predict. Accordingly, we believe it is unlikely we will recover our investment and accordingly have reserved against the full carrying value.

5.	Sale of Principal Asset of ISC Guernsey, Ltd. — We own a 19 percent interest in ISC Guernsey, Ltd., an entity whose principal asset was an investment in a U.K. based company. During the second quarter of 2004, we were informed that ISC Guernsey sold its investment in the U.K. company for cash and that it expected to distribute a significant portion of the proceeds to its shareholders in the future, after determining its ongoing business needs. In August 2004, we received an initial cash distribution of $1,567,000 which is reflected in investment income in the three and nine-month periods ended September 30, 2004. Based on information we have received from ISC Guernsey, other distributions to us are likely to follow later in 2004 or early in 2005 and are expected to aggregate between $2.0 and $3.0 million. However, we are not in a position to exert influence over the timing or extent of such distributions. At September 30, 2004, the carrying value of our minority owned investment in ISC Guernsey is $31,000. Based on our current projections, we do not expect to have any tax withholdings or to incur a tax liability related to these cash distributions.

6.	Deferred Gain on Sale of RF Solutions, Inc. — On September 28, 2004, we received 47,025 shares of common stock of Anadigics, Inc., a publicly traded company [NASDAQ:ANAD] as additional consideration related to the sale in March 2003 of our interest in RF Solutions, Inc. to Anadigics. At the time of the original sale, we wrote down the carrying value of our interest in RF Solutions to zero due to the uncertainty of any additional consideration receivable. Upon receipt of the shares of Anadigics stock, we recorded investment income of $174,000 in the third quarter of 2004 and are carrying the stock at its fair market value of $161,000 at September 30, 2004 in accordance with Statement of Financial Accounting Standards No. 115 , “Accounting for Certain Investments in Debt and Equity Securities”.

7.	Settlement of Legal Matters — As explained in Part II, Item 1 Legal Matters of this report, during the quarter ended September 30, 2004, an agreement was reached in certain litigation matters relating to ownership of ChemFree patents. ChemFree secured a full assignment of interests in all of ChemFree’s patents and patent applications worldwide (41 in the aggregate) from a former consultant of the company in return for periodic payments over a five year period. The payment schedule provides for four monthly payments of $25,000, beginning August 1, 2004, and 48 monthly payments of $8,500 beginning in August 1, 2005 for an aggregate consideration of $508,000 ($451,000 discounted at 6.5%). In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Intangible Assets”, we believe that the present value of the payment stream ($451,000) is fully recoverable at this time. Based on our current estimations, we believe the average useful life of these patents to be 10 years, which does not exceed legal lives. In the quarter ended September 30, 2004, amortization expense related to this asset was $3,670. The unamortized value of the ChemFree patents is included in the category “other intangibles, net ” on the balance sheet at September 30, 2004.

8.	Related Party Transaction — As previously disclosed in a Form 8-K filed on May 11, 2004, the lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia expired May 31, 2004. The current landlord was unwilling to renew this lease and had instead expressed a desire to sell the facility. On June 1, 2004, ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange, purchased the facility from the current landlord and leased approximately 45 percent of the facility to the company in order to allow us to stay in the present facility and to avoid the disruption and expense of a move. After careful consideration, the company’s Board of Directors concluded that the lease transaction was fair to the company and in the best interests of the company and its shareholders, and approved the lease transaction between the company and ISC Properties, LLC effective June 1, 2004. Mr. Strange recused himself from deliberations concerning, and voting to approve, the lease transaction. In connection with this approval, the Board of Directors waived the conflict of interest provisions of our Code of Ethics as they apply to Mr. Strange in connection with the lease transaction. We also evaluated the arrangement to determine if ISC Properties, LLC should be considered a Variable Interest Entity (“VIE”) within the guidance of Financial Accounting Standards Board FIN No. 46. After carefully considering the characteristics of the relationship between the company and ISC Properties, LLC, it was determined that ISC Properties, LLC did not meet the criteria of a VIE and, as a result, ISC Properties, LLC is not consolidated with the company.

9.	Comprehensive Loss — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive loss is the total of net loss and all other non-owner changes in equity in a period. A summary follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Consolidated Statements of Comprehensive Loss (unaudited, in thousands)	2004	2003	2004	2003
Net income (loss)	$5,016	$(2,396)	$1,992	$(3,629)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(7)	(18)	(27)
Unrealized gain (loss) on available-for-sale securities	(13)	26	(13)	64

Comprehensive income (loss)	$5,005	$(2,377)	$1,961	$(3,592)

10.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2004	2003	2004	2003
ChemFree Customer A	—	19%	—	13%
ChemFree Customer B	—	14%	—	11%
ChemFree Customer C	—	—	—	10%
Visaer Customer D	72%	—	41%	—
Visaer Customer E	—	16%	—	14%

11.	Stock-Based Compensation — At September 30, 2004, we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands, except per share data)	2004	2003	2004	2003
Net income (loss), reported	$5,016	$(2,396)	$1,992	$(3,629)
Add: stock-based employee compensation included in reported net loss, net of related tax effect	—	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(10)	(9)	(30)	(21)

Pro forma net income (loss)	$5,006	$(2,405)	$1,962	$(3,650)

Pro forma net income (loss) per common share basic	$1.12	$(0.53)	$0.44	$(0.81)
Pro forma net income (loss) per common share diluted	$1.09	$(0.53)	$0.43	$(0.81)

12.	New Accounting Pronouncements — In March 2004, the Emerging Issues Tax Force reached a consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”. The consensus requires an investment in a Limited Liability Company (“LLC”) that maintains a specific ownership account for each investor be viewed as similar to an investment in a limited partnership for the purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method of accounting. The consensus was effective in the quarter beginning after June 15, 2004. The implementation of this consensus did not have a material impact on our financial position or results of operations.

13.	Commitments and Contingencies — In May 2004, our QS Technologies subsidiary was awarded a $1.1 million, multi-year software contract with a state agency that required a performance bond for 10 percent of the contract value. No revenue has yet been recognized on this contract. To secure the performance bond, we agreed to guarantee the $115,000 value of the bond in the event that QS Technologies defaults on the contract. Initially, we secured the guarantee with a bank Certificate of Deposit in the amount of $115,000. In July 2004, we substituted a standby letter of credit that is tied to our $1.5 million bank line of credit for the CD and converted the CD into unrestricted cash. Based on the successful performance record of QS Technologies over a twenty-year period, we do not presently believe the guarantee will be paid; thus no amount has been accrued with respect to this guarantee.

14.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments.

The table following contains segment information for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2004	2003	2004	2003
Information Technology
Revenue	$9,072	$1,217	$13,662	$3,986
Operating income (loss)	3,615	(2,422)	1,099	(7,468)
Industrial Products
Revenue	1,344	1,531	4,709	4,753
Operating income (loss)	(129)	36	95	337

Consolidated Segments
Revenue	$10,416	$2,748	$18,371	$8,739
Operating income (loss)	3,486	(2,386)	1,194	(7,131)

A reconciliation of consolidated segment data above to consolidated income (loss) follows:

Consolidated segments operating income (loss)	$3,486	$(2,386)	$1,194	$(7,131)
Corporate expenses	(213)	(149)	(629)	(586)

Consolidated operating income (loss)	3,273	(2,535)	565	(7,717)
Interest income (expense)	2	9	(6)	4
Investment income (loss)	1,728	(24)	1,357	3,645
Equity of affiliates	46	80	59	47
Other income (loss)	(33)	74	17	288

Income (loss) before taxes	5,016	(2,396)	1,992	(3,733)

Income tax benefit	—	—	—	(104)

Net income (loss)	$5,016	$(2,396)	$1,992	$(3,629)

Depreciation and Amortization
Information Technology	$61	$152	$279	$458
Industrial Products	49	30	132	80

Consolidated segments	110	182	411	538
Corporate	8	5	21	20

Consolidated depreciation and amortization	$118	$187	$432	$558

Capital Expenditures
Information Technology	$15	$62	$16	$133
Industrial Products	55	34	160	79

Consolidated segments	70	96	176	212
Corporate	3	—	2	3

Consolidated capital expenditures	$73	$96	$178	$215

	September 30, 2004 (unaudited)	December 31, 2003
Identifiable Assets
Information Technology	$6,524	$4,740
Industrial Products	2,524	2,024

Consolidated segments	9,048	6,764
Corporate	3,731	6,978

Consolidated assets	$12,779	$13,742

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

The third quarter 2004 results include $7.4 million of revenue and approximately $4.9 million in profit contribution related to our VISaer subsidiary’s completion of a significant multi-year software contract. Although the contract had been completed in the quarter ended June 30, 2004, recognition of revenue was deferred until the third quarter of 2004 due to the delivery in July 2004 of a then optional specified upgrade right in the contract. Recognition of this revenue had a significant positive impact on the company’s result of operations for the third quarter ended September 30, 2004. It is unlikely that VISaer or any of the company’s subsidiaries will have another contract of the same size in the foreseeable future.

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, may not, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to and accepted by customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

We also frequently generate income or losses from other sources and we may do so from time to time in the future. Occasionally we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis. For instance, as explained in Notes 3 and 4 to the financial statements, in the quarter ended June 30, 2004, we recognized a gain of $256,000 on the unsolicited sale of our holdings in Cirronet, Inc. and also wrote down the value of our holdings in Ardext Technologies, Inc. by $627,000 yielding a net investment loss of $371,000 for the quarter. Neither of these events was predictable by us as to amount or timing with any degree of confidence in advance. Similarly, as explained in Note 5 to the financial statements, our 19 percent interest in ISC Guernsey Ltd., which is carried at $31,000 as of September 30, 2004, resulted in a cash distribution of $1.57 million received in the third quarter ended September 30, 2004 and additional cash distributions aggregating between $2.0 million and $3.0 million are expected. However, in accordance with GAAP, cost basis investments are not written up for expected cash distributions because we do not exert any control over ISC Guernsey. As such we record the positive financial impact of these cash distributions when ISC Guernsey actually makes cash distributions from the proceeds of its asset sale to us. Based on our current projections, we do not expect to have any tax withholdings or to incur a tax liability related to these cash distributions.

The net income of $5.0 million earned by the company in the third quarter of 2004 resulted in positive stockholders’ equity of $3.0 million as of September 30, 2004 compared to negative stockholders’ equity of $2.0 million at June 30, 2004. This negative equity position related to operating losses and deferral of the VISaer software contract in the first half of 2004 was a very short-term situation that was rectified in July 2004 with the recognition of the VISaer contract.

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

Revenue — Total revenue in the three and nine month periods ended September 30, 2004 was $10,416,000 and $18,371,000, a 279 percent and 110 percent increase, respectively, compared to the same periods in 2003. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $4,291,000 and $9,303,000 in the three and nine month periods of 2004, representing increases of 148 percent and 78 percent, respectively, compared to the same periods in 2003. The increase in product revenue in both periods is due mainly to the recognition of $2,656,000 in software license revenue related to the VISaer contract with UPS. Additionally, the nine-month period ended September 30, 2004 includes $1,377,000 in software license revenue at the CoreCard subsidiary due to completion of its first major customer installation in the first quarter of 2004. Revenue from ChemFree industrial products represented 31 percent and 50 percent of total product revenue in the three and nine month periods of 2004 compared to approximately 90 percent of product revenue in the three and nine month periods ended September 30, 2003. The change in percent of product revenue attributable to ChemFree products is due to the fact that the total revenue from ChemFree sales was slightly lower in the third quarter and approximately flat in the year-to-date periods in 2004 compared to the same periods last year. The decline in ChemFree revenue in the third quarter of 2004 reflects mainly lower unit volume sales in the domestic market of SmartWasher machines offset in part by increased revenue from leased machines and international sales.

We do not expect that revenue and profit contribution from software licenses in the last quarter of 2004 or in the foreseeable future will approach that of the third quarter of 2004 since the multi-year VISaer software contract recognized in the third quarter was significantly larger than the average software sale at any of the software subsidiaries. At the end of September 30, 2004, we have $4.7 million in net deferred revenue included on our balance sheet as a liability in the category of current deferred revenue that is expected to be recognized over the next 12 months. However, the specific timing of revenue recognition for software licenses is difficult to predict with certainty due to a number of factors such as acceptance criteria or scheduling delays due to customer changes in funding or program priorities.

Service revenue increased by 500 percent and 158 percent in the three and nine month periods ended September 30, 2004, respectively, compared to the same periods in 2003. The principal factor contributing to the increase in 2004 was a higher level of professional services and reimbursable expenses at the VISaer subsidiary related to the UPS contract. In addition, consolidated service revenue increased during the three and nine-month periods of 2004 as compared to the same periods in 2003 due to a more billable professional services and annual maintenance fees due to a larger installed base of software customers at all of the software subsidiaries.

Cost of Revenue — In the three and nine month periods ended September 30, 2004, total cost of revenue was 37 percent and 39 percent, respectively, of consolidated revenue compared to 59 percent in each of the comparative periods in 2003.

•	Cost of product revenue was 25 percent of product revenue in the three month period ended September 30, 2004 compared to 50 percent in the corresponding three month period in 2003. Cost of product revenue was 31 percent of product revenue in the nine month period ended September 30, 2004 compared to 48 percent in the same period last year. The principal reason for the difference in the three and nine-month periods is due to the fact that software license revenue, which represented a significantly higher proportion of product revenue in 2004, has a much lower cost of sales than ChemFree industrial products, which represented almost 90 percent of product revenue in the three and nine-month periods of 2003 and which have an average cost of sales of approximately 52 percent.

•	Cost of service revenue (which relates to the software subsidiaries only) was 45 percent in the three month period ended September 30, 2004 compared to 74 percent in the corresponding period in 2003. For the nine month period ended September 30, 2004, cost of service revenue was 47 percent of service revenue compared to 74 percent of service revenue in the same period of 2003. The period-to-period decrease as a percentage of service revenue reflects mainly lower average cost allocable to the VISaer service revenue related to the UPS contract and more efficient utilization of professional services employees at the VISaer subsidiary, partially offset by a slight increase in year-to-date personnel costs at the QS Technologies subsidiary due to a larger installed base of customers requiring support and maintenance services.

Operating Expenses — In the three and nine month periods ended September 30, 2004, total consolidated operating expenses decreased by ten percent and six percent, respectively, compared to the corresponding periods in 2003. Marketing expense declined by 11 percent and nine percent in the three and nine-month periods of 2004 compared to 2003 principally due to lower sales personnel costs at VISaer. General and administrative costs were 13 percent higher in the third quarter of 2004 but four percent lower year-to-date in 2004 compared to the corresponding periods in 2003. Of the $113,000 increase in the third quarter, approximately $54,000 relates to higher legal fees at ChemFree and the balance is due to higher facility rent and insurance expenses. Year-to-date, the decline of $113,000 includes lower amortization and personnel expenses at VISaer and QS Technologies offset in part by increased legal fees at ChemFree and higher rent expenses. Research and development expenses were 19 percent and six percent lower in the three and nine month periods ended September 30, 2004 compared to the same periods last year. Most of the decline is due to lower personnel costs reflecting fewer employees at VISaer and CoreCard and more use of lower cost testing personnel at the CoreCard’s offshore subsidiary.

Investment Income — In the three and nine month periods ended September 30, 2004, we recorded net investment income $1,728,000 and $1,357,000, respectively. In the three and nine month periods, investment income includes $1,567,000 related to the ISC Guernsey distribution and $174,000 related to the deferred gain on the RF Solutions sale, as described in more detail in Notes 5 and 6, respectively, to the financial statements. In the year-to-date period of 2004, the net investment income also includes an investment gain of $256,000 on the sale of our Cirronet stock offset by a write-down of our investment and notes receivable totaling $639,000 related to Ardext Technologies, Inc., as more fully explained in Notes 3 and 4 to the financial statements. In the corresponding periods of 2003, we recorded an investment loss of $24,000 and a net investment gain of $3,645,000, respectively. Included in the year-to-date investment income in 2003 is income related to the settlement of an escrow fund in the first and second quarters of 2003 arising from the sale of our ownership interest in PaySys International, Inc., offset in part by a write-down in the first quarter of 2003 to reduce the carrying value of our investment in RF Solutions, Inc., as more fully explained in Note 3 to the consolidated financial statements in our Form 10-K for 2003.

Equity Earnings (Losses) of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $46,000 and $59,000 in net equity in income of affiliate companies in the three and nine month periods ended September 30, 2004, respectively, compared to $80,000 and $47,000 in net equity in income of affiliate companies in the corresponding periods in 2003. These results include our pro rata share of the net earnings and losses reported by five affiliate companies (Alliance Technology Ventures, CoreXpand, Riverside Software, Cirronet and Horizon Software) in 2004 and four affiliate companies (CoreXpand, Riverside Software, MediZeus, and Horizon Software) in 2003.

Other Income (Expense), Net — We recorded $33,000 in other expense and $17,000 in other income in the three and nine month periods ended September 30, 2004, respectively, compared to other income of $74,000 and $288,000 in the corresponding periods in 2003. In the third quarter of 2004, the amount reflects foreign currency exchange losses. Year-to-date 2004 figures also include recognition of $34,000 in deferred gain related to a VISaer product line sale in July 2000 and $17,000 in other miscellaneous income, the majority of which relates to foreign currency exchange gains. In 2003, the year-to-date amounts include $99,000 deferred gain related to the VISaer product line sale in July 2000, $118,000 in foreign currency exchange gain and approximately $71,000 in non-recurring miscellaneous income.

Income Taxes — We did not accrue for any income tax liability in year-to-date 2004 because we currently estimate the company will not incur income tax liability in 2004 and we believe the deferred tax assets should be fully reserved given their character and our historical losses. The income tax benefit of $104,000 recorded in 2003 reflects a refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year.

Liquidity and Capital Resources

Our cash balance at September 30, 2004 was $1,215,000 compared to $1,133,000 at December 31, 2003. The company’s principal uses of cash during the nine months ended September 30, 2004 were for corporate expenses of $629,000, an increase of $584,000 in accounts receivable mainly at the QS Technologies and ChemFree subsidiaries, $125,000 to reduce the balance of the line of credit, and $2,500,000 to support operations at the VISaer and CoreCard subsidiaries. Sources of cash included $1,572,000 related to the distribution from ISC Guernsey, $1,073,000 from the sale of our investment in Cirronet, Inc., a net increase of $2,090,000 in current deferred revenue related to payments by customers for software licenses and annual software maintenance contracts for which the related revenue will be recognized within 12 months, offset by a reduction of $206,000 in accrued payroll mainly for bonuses earned in 2003 and paid in 2004 and other minor items.

We have several near-term sources of cash to support any negative cash flow from consolidated operations, including the remaining cash distributions expected related to the ISC Guernsey transaction as explained in Note 5 to the financial statements and periodic draws against our bank line of credit, if needed. As of September 30, 2004, the outstanding balance on our line of credit was $125,000 (which has been subsequently paid down to zero) and the current availability under the line of credit is $1,385,000. Our bank line of credit was renewed in September 2004 on terms and conditions substantially the same as for the expiring line. We believe the anticipated cash distributions from the ISC Guernsey transaction and cash flow from consolidated operations will provide for our cash requirements for at least the next twelve months. In addition, if our subsidiaries’ business operations or cash flows do not develop as anticipated, we would expect to reduce personnel and overhead expenses to align their cost structure with their business resources and prospects.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-K for 2003. During the nine months ended September 30, 2004, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2003.

Long-Term Contractual Obligations

We entered into a new five-year facility lease on our principal facility in Norcross, GA in June 2004 and our VISaer subsidiary entered into a new three year lease on its facility in Andover, MA in July 2004, both of which are included in the table below for our operating lease obligations. Additionally, in the quarter ended September 30, 2004, our ChemFree subsidiary reached a settlement with respect to two long-standing legal matters related to patent issues. The agreement provides for assignment of disputed patent rights to ChemFree in exchange for payments spread over a five year period aggregating $508,000 ad explained in more detail in Part II, Item 1 of this report. Payments totaling $50,000 were made in the quarter ended September 30, 2004, payments totaling $50,000 are due in the fourth quarter of 2004 and the remaining payments are due in equal monthly increments of $8,500 beginning August 2005. We have no other long-term contractual obligations.

	Payment Due By Period
Contractual Obligations		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Operating Lease Obligations	$2,300	$157	$1,586	$557	—
ChemFree Patent Payments	458	50	238	170	—

Total	$2,758	$207	$1,824	$727	—

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

Factors That May Affect Future Operations

Our operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly for our software subsidiaries, revenue tends to be associated with fewer and larger sales than for our industrial products subsidiary. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•	Undetected software errors which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	A reversal of the improving trend in the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.

•	The relatively limited sales and marketing experience of our VISaer and CoreCard subsidiaries in their respective markets could cause them to misinterpret or fail to interpret or adjust to a trend in the market or to underestimate the sales cycle time frame.

•	In the Industrial Products market, failure by ChemFree to achieve anticipated growth in the European market or in the domestic national accounts and non-automotive markets for their products could cause lower than anticipated sales and profits.

•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in low revenue, increased costs and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	The recurrence of some incidence such as the SARS epidemic in 2003 that has a negative impact on the aviation industry, resulting in delays in contract awards and customer implementations similar to the unforeseen negative impact on cash and profits experienced by VISaer during the SARS epidemic.

•	A significant increase in the costs associated with audits, reviews and activities to comply with the provisions of the Sarbanes-Oxley Act of 2002, particularly with respect to Section 404.

•	Other general economic and political conditions, particularly those that may cause international business and domestic government customers to delay or cancel software purchase decisions.

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

Part II. OTHER INFORMATION

Item 1. Legal Matters

During the quarter ended September 30, 2004, a court order was entered in the United States District Court for the Northern District of Georgia approving an agreement reached by the company’s ChemFree subsidiary with a former consultant related to certain patent ownership matters that was the subject of a lawsuit pending in the Federal courts for a number of years. The agreement between the parties provided for assignment to ChemFree of all interests that the consultant may have had in all of ChemFree’s patents and patent applications worldwide in return for periodic payments aggregating $508,000 over five years and dismissal of a related lawsuit initiated by the consultant. Accordingly, on October 5, 2004, a mutual dismissal of the related lawsuit was entered in the Superior Court of Gwinnett County for the State of Georgia. The accounting treatment of this agreement relating to patent ownership is explained in note 7 to the financial statements.

Item 6. Exhibits and Reports on Form 8-K

We filed the following reports on Form 8-K during the quarter ended September 30, 2004:

•	Form 8-K filed on August 10, 2004 furnishing a press release on August 9, 2004 announcing our financial results for the three month period ended June 30, 2004.

The following exhibits are filed or furnished with this report:

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 15, 2004	By: /s/ J. Leland Strange

J. Leland Strange Chief Executive Officer, President

Date: November 15, 2004	By: /s/ Bonnie L. Herron

Bonnie L. Herron Chief Financial Officer