Form 10KSB
period 2004-12-31
INTELLIGENT SYSTEMS CORP
filed 2005-03-30
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

State registrant’s revenue for its most recent fiscal year. $22,332,000

As of February 28, 2005, 4,478,971 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 28, 2005 was $8,843,918 (computed using the closing price of the Common Stock on February 28, 2005 as reported by the American Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Form 10-KSB may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis in section Item 6 of this Form 10-KSB. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

Since the early 1980’s, we have conducted our operations principally through majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Frequent acquisitions of or investment in early stage companies in the technology industry have long been components of our overall strategy. From time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time, our results of operations vary considerably from quarter-to-quarter and year-to-year, and our past performance is not necessarily indicative of future results.

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

Intelligent Systems Corporation

Industry Segment Overview

Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology Products and Services segment includes our VISaer, Inc., QS Technologies, Inc. and CoreCard Software, Inc. subsidiaries and the Industrial Products segment includes ChemFree Corporation. As of December 31, 2004, we own 100 percent of our ChemFree and QS Technologies subsidiaries, 79 percent of VISaer and 87 percent of CoreCard Software.

Operations in the Information Technology Products and Services segment are involved in the design, development and marketing of application software products that are used by business customers and government agencies to manage aspects of their operations. Our software products are typically sold in competitive bids with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $100,000 to over $1 million. We also derive service revenue from implementation, customization, training and support services. Depending on the contract terms and customer implementation and testing schedule, which are typically outside of our control, the timing of revenue recognition is not generally within our control or determinable by us with any degree of certainty in advance.

The Industrial Products segment includes the design, assembly and sale of equipment and associated supplies that are used by commercial, industrial, military and government agencies to maintain and service machinery or vehicles used in their operations. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. Customers purchase replacement supplies from us after the sale. In some cases, we provide equipment to multi-site corporate users under leases which typically average three to four years.

Our individual operations in both segments are relatively small in size and are subject to considerable fluctuation in revenue and profitability which in turn affects our consolidated revenue and margins. For instance, sales of ChemFree products, which were slightly higher in 2004 than in 2003, represented 28 percent of consolidated revenue in 2004, but had represented 47 percent of consolidated revenue in 2003. In 2004, VISaer’s revenue represented almost 52 percent of consolidated revenue, compared to 24 percent in 2003. QS Technologies’ revenue accounted for 12 percent and 29 percent of consolidated revenue in 2004 and 2003, respectively. CoreCard contributed an immaterial amount to consolidated revenues in 2003, but their contribution grew to eight percent in 2004. The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in ChemFree’s European business in late summer. The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries, organized by industry segment and by company. For further detailed financial information concerning our segments, see Note 15 in the accompanying Notes to Consolidated Financial Statements. For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis in Item 6. of this Form 10-KSB.

Industry Segment: Information Technology Products and Services

VISaer, Inc. - VISaer develops, sells and supports software for the world-wide aircraft maintenance and engineering industry. VISaer offers a fully integrated, real time software solution that helps aviation customers efficiently and cost-effectively manage the technical, commercial and operational aspects of their maintenance, repair and overhaul (“MRO”) operations while also meeting regulatory requirements, such as those of the Federal Aviation Administration. Headquartered in Andover, Massachusetts, VISaer also has operations in England to support product development and sales activities in Europe and a small technical and project management team in Australia. VISaer is the successor company of Visibility, Inc., a software company whose operations were sold in July 2000 to allow VISaer to concentrate on the MRO software market. VISaer’s product offering includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. VISaer installed its initial customers of its first Version 3 release, a fully Web-native version of its complete MRO solution, in 2003. In 2004, VISaer focused on developing the next release of its Version 3 software to establish strong reference accounts and did not allocate significant resources to new sales and marketing programs. In addition to contracts to deliver professional services and maintenance support in 2005, VISaer has additional signed contracts to purchase software licenses for its Version 3 software and has $2.6 million in short-term deferred revenue, net of related costs, at December 31, 2004 that is expected to be recognized in 2005. VISaer has also identified a pipeline of additional prospects for license sales and professional services.

During 2002 and much of 2003, the general slow-down in the economy, the terrorist attacks of September 11, 2001, hostilities involving Iraq and the outbreak of Sudden Acute Respiratory Syndrome had a significant negative impact on the commercial aviation market, initially in the domestic market and then in international markets. Some airlines delayed or canceled planned information technology projects and others experienced a decline in financial strength during the industry downturn. In the second half of 2004 and continuing in recent months, there appears to be momentum building to move forward on delayed proposals to purchase MRO software which we believe will

Intelligent Systems Corporation

provide an opportunity to build our pipeline of new business opportunities. Regulatory requirements dictate that airlines manage their MRO processes carefully and there is increased pressure to improve and automate MRO record-keeping. VISaer’s software products provide a comprehensive, cost-effective way to do so. We believe significant sales opportunities exist in the Asian Pacific, Latin American and Chinese markets, MRO service outsourcing companies, low-cost airlines, and small to mid-size domestic regional airlines.

VISaer markets and sells its software in both domestic and international markets. International customers represented 27 percent of VISaer revenue in 2004 but had represented a majority of VISaer sales of products and services in each of the prior two years. The percentage decline in 2004 relates to unusually high domestic sales in 2004 due to completion of a multi-year contract more than to a decline in the dollar value of international sales. The markets for VISaer products include both airline-owned maintenance and engineering shops as well as third party MRO organizations. VISaer’s sales are direct to the customer with VISaer providing a turnkey solution that covers project management, software, system implementation, training, consulting and support. In most cases, sales are made in response to competitive bids and requests for proposals and have sales cycles of six to eighteen months with implementation periods of an additional six to eighteen months. VISaer provides full suite implementation services and post-sales support and maintenance activities under annual contracts, as well as customization and professional services on an as needed basis. VISaer has a number of competitors, some of whom offer MRO software as part of an Enterprise Resource Planning package and who have more financial resources, larger customer bases and greater market coverage than VISaer. Other competitors are small players focused on MRO solutions with resources similar to VISaer. VISaer competes on the basis that its software provides extensive product functionality using Web-native technology; provides low cost-of-ownership; includes integrated modules offering a complete software and service solution; and runs on industry standard technology platforms. VISaer believes that its new Version 3 Web-native software is a strong competitive offering, although any technical or quality problems that arise could delay the product’s implementation and negatively impact customer acceptance and references.

QS Technologies, Inc. - QS Technologies operates mainly from its Greenville, South Carolina location, providing both health and human services and vital records software, along with maintenance and support services to its installed customer base as well as to new customers. QS Technologies’ products allow public health and government agencies to capture, analyze and manage client information such as immunization, maternal health, and birth and death records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. Our vital records software is typically sold to a government department that is implementing the software state-wide, compared with the market for health and human services software which includes smaller, local city and county jurisdictions as well. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. QS Technologies competes on the basis of product functionality and value, reputation for customer service, and knowledge of market requirements acquired through more than twenty years in the market. Sales are typically made in response to competitive bids and may take six to twelve months before contracts are awarded. Demand for our products and the timing of contract awards is impacted by general economic conditions as well as customer-specific factors such as preferred technology platform, defined product specifications, state and local budgets and program priorities, over which QS Technologies has little control. Typically, QS Technologies provides its customers with post-sales service and support under annual contracts that often renew for multiple years after the initial software license fee is earned. QS Technologies has expanded its health and human services product line, marketed under the Insight™ name, and added a vital records (birth and death) software product and web-based capabilities. In 2003, QS Technologies benefited from an industry-wide increase in the number of new projects contracted for after several years of slowdown due to state and local budget constraints. Consequently, in 2003, QS Technologies had a record year for revenue from new license sales and from annual maintenance contracts due to an expanded installed customer base. As anticipated, in 2004, QS Technologies did not match the same level of new license revenue as it did in 2003, although service revenue continues to provide a growing, recurring contribution because new and existing customers typically sign annual maintenance and support contracts. The level of new Requests For Proposal (“RFP”) activity in 2004 and into 2005 is creating a reasonable pipeline of new business opportunities although RFP’s contracts awards and timelines are always subject to changes in state and federal budgets and funding.

CoreCard Software, Inc. - CoreCard Software was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops and markets software to accounts receivable businesses, banks, credit unions and retailers to manage their credit card, merchant and loan accounts. After more than seven years of product development (including prior to the spin-off), in 2003 CoreCard completed the first major installation of its CoreISSUE™ and CoreCOLLECT™ application modules, based on its proprietary CoreENGINE™ architecture, at a major catalog retail customer and recognized its first significant revenue in early 2004. CoreCard products allow financial institutions and commercial customers to optimize their account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial software allows customers to automate, streamline and optimize business processes associated with the set-up, administration and management of credit card, merchant and loan accounts, to process transactions and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than mini or mainframe computers, customers benefit from a lower

Intelligent Systems Corporation

overall cost-of-ownership, faster implementations and increased flexibility to respond to market conditions. CoreCard’s product functionality includes embedded multilingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, unlimited account hierarchies, and flexible, customer-defined pricing and payment terms.

CoreCard’s initial target markets include accounts receivable businesses, small and mid-size banks, and retail and private-label issuers, in the United States and in certain emerging international markets. CoreCard competes with third-party card processors, larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard has relatively limited sales and marketing experience compared to some of its competitors and potential customers may choose to outsource their account transaction processing rather than acquire software to manage their transactions in-house, which could impact negatively the total addressable market for CoreCard. Moreover, some potential customers may be reluctant to acquire software from a company with limited customer installations and choose instead a lower risk strategy of acquiring different and perhaps older technology from more established companies. Certain of CoreCard’s competitors, including processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets based on providing customers with a next-generation technology platform, lower overall cost-of-ownership, faster implementation cycles, greater system flexibility and more customer-driven marketing options. Like most emerging software companies, CoreCard is focusing its development, marketing and sales activities on establishing a growing base of referenceable, satisfied customers. CoreCard has certain non-compete restrictions related to the spin-off from PaySys International, the last of which expires in April 2006. However, CoreCard believes that the available worldwide market is substantial, even with this remaining restriction.

CoreCard licenses its software products typically for a one-time license fee or, depending on specific customer requirements and preferences, on a per transaction fee. It provides maintenance and support services under annual contracts, as well as professional services on an as needed basis for customization, implementation and training activities. Generally, CoreCard expects to sell its products directly to its initial customers in the domestic U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard completed the initial functionality in its core software modules, CoreISSUE™, CoreFRAUD™ and CoreCOLLECT™ in 2003, developed further enhancements in 2004, and in 2005 expects to complete and deliver CoreACQUIRE™ and other product enhancements to its existing products. Any delays or problems in completing, testing and delivering CoreCard’s new products could adversely affect customer acceptance and references.

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

ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers, such as NAPA. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national distributors such as NAPA and Barnes Group in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors represented six percent and 13 percent of our consolidated revenue in 2004 and 2003, respectively, and 22 percent and 28 percent of our Industrial Products Segment revenue in 2004 and 2003, respectively. Part of ChemFree’s revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone and Pep Boys.

ChemFree competes with larger, established companies that offer solvent-based systems, other small companies using non-hazardous systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, elimination of regulatory

Intelligent Systems Corporation

compliance, and price. ChemFree believes that new regulations from governmental agencies such as the Environmental Protection Agency that prohibit or restrict the use of solvent-based products, with which ChemFree’s products compete, will expand overall market demand significantly if such regulations are enforced effectively by state, local and federal governments.

Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various manufacturers and performs final assembly and testing at its own facility. While it is possible to acquire subassemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds.

Incubator Program

For more than ten years, we have operated the Intelligent Systems Incubator at our corporate facility in a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, business advice and planning, and a network of professional services. Depending upon the experience and needs of the founding entrepreneur, incubator companies will choose to use some or all of the available resources. Income from incubator companies reduces our total facility and personnel costs.

Because we have a large facility, we have been able to offer the benefits of the incubator program to companies in which we have no ownership interest. In attracting companies to our incubator program, we compete with other sources of business assistance, facilities and financial capital that may be available to the entrepreneur. These sources include other incubator programs, corporate ventures, and shared offices such as executive suites.

Minority-Owned Partner Companies

Part of our business strategy has been to seek to own a minority interest in companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and expect to continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Our two largest current investments follow:

•	A 17 percent interest in Horizon Software International, Inc., a leading provider of software and systems to manage the food service operations of primary and secondary education, college, medical and military facilities.

•	A 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a software services company with an e-commerce application for promotional and incentive product distributors and corporate customers. CoreXpand is part of our incubator program.

Research and Development

We spent $7.6 million and $8.3 million in the years ended December 31, 2004 and 2003, respectively, on company sponsored research and development. In 2004, the Information Technology segment spent $757,000 less on software development than in 2003. In each of the last two years, of the consolidated research and development expense, approximately 50 percent relates to VISaer product development and 33 percent relates to CoreCard with the balance spent mainly for development projects at QS Technologies and, to a small extent, at ChemFree. Total R&D expenses in 2004 were lower than in 2003 mainly due to a reduced number of U.S. based personnel at CoreCard compared to 2003 coupled with a greater use of lower cost off-shore personnel for testing and certain development tasks; and at VISaer, costs were lower due to reduced need for third party contractors than were required during the early product development stages, and reassignment of some software developers to customer support and professional services activities.

VISaer released its first Version 3 software in 2003, delivered additional version releases and modules in 2004, and expects to complete a release in early 2005 that will be used as the Go-Live version for most existing and prospective customers. In 2005, CoreCard Software expects to complete additional software modules, principally CoreACQUIRE™, and to develop further enhancements to its initial suite of products.

Intelligent Systems Corporation

Patents, Trademarks and Trade Secrets

Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bioremediation used in the SmartWasher® system. ChemFree considers these patents an important component of their overall business strategy. (See Item 3 below). CoreCard has filed several patent applications covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of these products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, VISaer™, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, Insight™ and others.

Personnel

As of February 28, 2005, we had 162 full-time equivalent employees in our company, including in our majority-owned companies. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

Refer to Note 14 to the Consolidated Financial Statements for financial information in response to this item. We do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this annual report.

ITEM 2. PROPERTIES

At February 28, 2005, we have leases covering approximately 61,000 square feet in Norcross, GA, 6,100 square feet in Greenville, SC, and 12,000 square feet in Andover, MA, to house our product development, manufacturing, sales, service and administration operations, as well as a small development office in Romania. Approximately 10 percent of the space we lease in Norcross is subleased to businesses in our technology business incubator. We believe our facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In 1999, a former consultant of the ChemFree subsidiary brought suit against ChemFree and other third parties in an action styled James C. McClure vs. Zymo International, Inc., G. Robert Whiteman and ChemFree Corporation et al. challenging the ownership of certain of ChemFree’s patents. ChemFree filed a suit in the United States District Court for the Northern District of Georgia in an action styled ChemFree Corporation vs. James C. McClure. During the quarter ended September 30, 2004, an agreement was reached to settle both litigation matters. ChemFree secured a full assignment of interests in all of ChemFree’s patents and patent applications worldwide from the former consultant in return for periodic payments over a five year period. The payment schedule provides for four monthly payments of $25,000, beginning August 2, 2004, and 48 monthly payments of $8,333 beginning in August 2, 2005 for an aggregate consideration of $500,000 ($451,000 discounted at 6.5%). In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Intangible Assets”, we believe that the present value of the payment stream ($451,000) is fully recoverable at this time. Based on our current estimations, we believe the average useful life of these patents to be 10 years, which does not exceed legal lives. In addition, from time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2004.

Intelligent Systems Corporation

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock is listed and traded on The American Stock Exchange (“AMEX”) under the symbol “INS”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

Year Ended December 31,	2004		2003
	High	Low	High	Low

1st Quarter	$2.80	$1.62	$1.70	$1.25
2nd Quarter	2.53	1.78	2.04	1.40
3rd Quarter	2.09	1.60	2.20	1.59
4th Quarter	2.52	1.91	2.01	1.55

We had 370 shareholders of record as of February 28, 2005. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has in the past paid cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from the bank. See Note 5 to the Consolidated Financial Statements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance and support for software products.

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

Intelligent Systems Corporation

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

A number of internal and external factors could affect our estimates related to software contracts, including labor rates, utilization of resources, changes in specifications or testing requirements, and unforeseen technical problems and delays. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues, to defer revenue longer than originally anticipated or to incur additional cost which would impact our margins and reported results.

Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the carrying value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investee company or its inability to raise capital to support the business plan could result in investment losses or an inability to recover the current carrying value of the investment. Many of the companies in which we hold non-control, minority positions are backed by venture capital, and the value of our investment may be impacted by the amount, terms and valuation of the investee’s financial transactions with third party venture funds or the terms of the sale of the investee company to a third party. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For instance, this could occur if the investee company is sold for less than our pro rata carrying value or if a new round of funding is at a lower valuation than our investment was made or if the financing terms for the new investors (such as preferences on liquidation) otherwise reduce the estimated value of our investment. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable or quantifiable in advance. For instance, in Note 2 to the Consolidated Financial Statements, we discuss aggregate charges totaling $639,000 in 2004 to write-off the carrying value of our investment in Ardext Technologies and $1.2 million in 2003 to reflect reductions in the carrying value of our investments in RF Solutions, Silverpop and MediZeus. Charges were recorded in the fiscal quarter corresponding to the events giving rise to management’s change in estimated valuation.

Valuation of Intangibles - From time to time in the past, we have acquired companies and we may do so in the future. Occasionally, as in the case with our CoreCard Software subsidiary (as described in detail in Note 2 to the Consolidated Financial Statements), we may increase our ownership or control of an entity from a minority to a majority position, which generally is treated as an acquisition for accounting purposes. Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions may result in the allocation of a portion of the purchase price to goodwill and other intangible assets. Additionally, we may acquire an intangible asset through other means, such as occurred in August 2004, when our ChemFree subsidiary acquired intellectual property assets in settlement of long-standing legal matters, as explained in more detail in Note 8 to the Consolidated Financial Statements. We recorded the addition of $458,000 in intangible assets in 2004 related to the ChemFree intellectual property assets which are being amortized over a ten year period. We did not acquire any companies in 2004 and no write-downs with respect to goodwill or other intangibles occurred in 2004 or 2003.

The determination of the value of intangible assets requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Sometimes we use the services of a third party appraiser to provide a valuation of material intangible assets. However, often the acquired company is a small entity with limited operating history on which to base future projections and thus valuing the assets requires the use of estimates which are very subjective. Furthermore, the period over which we amortize certain intangibles may change based on future conditions and consequently we may need to adjust the intangible value and/or amortization period, which could require us to increase the amount of amortization expense we record each period or to take a non-cash charge to reduce the value of the intangible. On at least an annual basis, we review the values assigned to long-lived assets using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations.

Intelligent Systems Corporation

Overview

Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology Products and Services sector are QS Technologies, Inc. (software for public health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing financial transactions involving credit accounts). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, customization, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our four subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all and two of our software subsidiaries have very limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•	Two of our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past four years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even minor delays in a subsidiary’s delivery under a software contract (which may be out of their control) could have a significant and unpredictable impact on the consolidated revenue that we can recognize in a given quarterly or annual period.

•	Acquisitions may affect our revenue and expense levels. For instance, in 2002, we acquired a controlling interest in CoreCard Software. Consequently, we consolidated the results of operations of CoreCard from the date of acquisition but not for prior periods.

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable on a quarterly or annual basis, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term and we continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

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

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries, although our funding in 2004 was lower than for 2003. We do not expect the same level of cash investment in the future in these two entities and presently believe that customer payments on existing and pending software contracts will be sufficient to fund VISaer’s operations on an annual basis and a growing portion of CoreCard’s expenses. If the business or cash flow of either subsidiary does not develop as anticipated, we would need to scale back or restructure their operations.

Intelligent Systems Corporation

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this annual report.

2004 Compared to 2003

Revenue - Total revenue for the year ended December 31, 2004 was $22.3 million, an increase of 67 percent compared to the same period in 2003. Revenue from product sales increased 34 percent year-to-year from $8.5 million to $11.4 million, whereas service revenue more than doubled, from $4.9 million in 2003 to $10.9 million in 2004. Both product and service revenue were impacted positively as a result of our Visaer subsidiary’s recognition of revenue related to a multi-year contract that had been deferred from prior years. This single contract with a major customer contributed $7.5 million in total revenue and $4.9 million in gross margin in the year ended December 31, 2004. It is unlikely that VISaer or any of the company’s software subsidiaries will have another contract of the same size in the foreseeable future.

Product revenue includes sales of industrial products by our Industrial Products segment as well as software licenses by our Information Technology segment subsidiaries:

•	Sales of industrial products by our ChemFree subsidiary were slightly higher in 2004 than in 2003, and the mix of revenue by source and product changed from year-to-year as well. ChemFree’s sales of parts washers, fluid and filters to the international market increased 29 percent overall compared to the prior year reflecting increased volume of units sold in the European and Latin American markets; revenue from leased equipment in the domestic market increased 25 percent compared to the 2003 level, mainly due to a new multi-location corporate customer; and the volume of fluid and filters sold to the installed base of domestic customers increased approximately four percent in 2004 as compared to 2003. Offset against these increases was a decline in the number of machines sold through ChemFree’s distribution network in the domestic U.S. market. ChemFree expects one of its expiring leases to be renewed in 2005 but if it does not, the level of revenue from this source could decline.

•	License revenue generated by our Information Technology segment increased by $2.8 million (126 percent) in 2004 mainly due to the VISaer major customer contract described above which contributed $2.7 million in license revenue. Additionally, our CoreCard Software subsidiary generated its first significant license revenue in 2004, but this was offset by a year-to-year decline in license revenue of approximately the same amount at our QS Technologies subsidiary mainly due to a record high level of license sales in 2003 which, as expected, was not matched in 2004.

Service revenue generated by our Information Technology subsidiaries increased by $6.1 million (125 percent) in 2004 as compared to 2003. Of this amount, approximately $4.8 million was for professional services, maintenance and reimbursable travel related to the VISaer major customer contract and the balance of the increase is due to more maintenance, support and professional services revenue from a larger installed base of customers at each of our software subsidiaries.

Cost of Sales - Total cost of sales was $8.9 million in 2004, a 32 percent increase compared to 2003, on a 67 percent increase in revenue year-to-year. Cost of product sales in 2004 was $3.7 million, or 32 percent of total product revenue, compared to $3.3 million or 39 percent of total product revenue in 2003. The difference between years is due to the significantly greater amount of software license revenue generated in 2004, which has a lower cost of sales than do our industrial products. Software license revenue represented 45 percent and 27 percent of total product revenue in 2004 and 2003, respectively, whereas industrial products revenue represented 55 percent and 73 percent of total product revenue in 2004 and 2003, respectively. Cost of sales for industrial products remained unchanged in 2004 and 2003 at 52 percent of industrial product revenue.

Cost of service sales (which relates to the Information Technology subsidiaries only) represented 47 percent of service revenue or $5.2 million in 2004 compared to 69 percent of service revenue, or $3.4 million, in 2003. The decrease in cost of sales as a percentage of service revenue in 2004 is mainly due to lower costs as a percentage of sales associated with the professional services revenue recognized by VISaer, as well as more efficient utilization of professional services employees at VISaer. Partially offsetting this cost reduction was a 21 percent increase in cost of service sales at the QS Technologies’ subsidiary due to higher personnel expenses to support a larger installed base of customers under annual maintenance contracts and to deliver more professional services projects for new and existing customers.

Intelligent Systems Corporation

Operating Expenses - Consolidated operating expenses were nine percent lower in 2004 than in 2003, decreasing from $15.0 million in 2003 to $13.7 million in 2004. Both general and administrative expense and marketing expense declined by nine percent year-to-year, while research and development expenses declined by eight percent year-to-year. The reduction in marketing expenses is mainly due to fewer direct sales employees and their associated travel costs. The decrease in general and administrative expense reflects lower costs at each of our subsidiaries mainly due to a reduction in total number of U.S. based employees performing administrative functions, lower facility costs at VISaer, and reduced depreciation expense. Offset against these declines is an increase of $64,000 at the corporate group mainly for higher rent and audit fees. Research and development expense was $686,000 less in 2004 than in 2003 mainly due to a combination of factors, including reduction in the use of third party contractors at VISaer, the allocation of more developers’ expense to cost of professional services at QS Technologies, and greater use of lower cost employees at CoreCard Romania for certain testing and quality assurance functions.

Interest Expense - We did not incur a net interest expense for 2004 despite a higher average bank line of credit balance in 2004 as compared to 2003, because our interest expense of $11,000 was offset by interest income of the same amount at a subsidiary.

Investment Income - We recognized $2.5 million in net investment income in 2004 compared to net investment income of $3.0 million in 2003. Included in the investment income in 2004 is a gain of $2.7 million on distributions related to our holdings in ISC Guernsey, aggregate investment gains totaling $513,000 related to transactions involving our holdings in Cirronet, Riverside Software and RF Solutions, and a write-down of $639,000 on our holdings in Ardext Technologies. Refer to Note 2 to the Consolidated Financial Statements for more details on each of these transactions. By comparison, net investment income in 2003 is comprised mainly of a gain on the PaySys escrow stock offset by write-downs on several minority owned investments, as explained in Note 2 to the Consolidated Financial Statements.

Equity Earnings (Losses) of Affiliate Companies - We recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. The amount recorded is not generally predictable or indicative of future results because it is the aggregate earnings (losses) of a number of relatively small companies operating in various industries and thus aggregate earnings (losses) are subject to considerable fluctuation from quarter-to-quarter and year-to-year. In 2004, we recorded $76,000 in equity losses of five affiliate companies (Horizon Software International, Riverside Software, CoreXpand, Alliance Technology Ventures and Cirronet) for those periods in 2004 in which we accounted for each by the equity method. By comparison, in 2003, we recorded $184,000 in equity earnings of six affiliate companies (including Horizon Software International, CoreXpand, Riverside Software, MediZeus, Alliance Technology Ventures and Cirronet) for those periods in which we accounted for each by the equity method.

Other Income, net - In 2004, other income includes $382,000 in recognition of the remaining balance of deferred gain related to a VISaer product line sale in a prior period, $8,000 in currency exchange gains, and other miscellaneous expense items. In 2003, the amount includes $137,000 in recognition of deferred gain related to the VISaer product line sale, $124,000 in foreign currency exchange gains, and other miscellaneous income.

Taxes - The income tax liability of $3,000 recorded in 2004 reflects state tax liability at our QS Technologies subsidiary. We did not accrue for any other income tax liability in 2004 and we believe our deferred tax assets should be fully reserved given their character and our historical losses. In 2003, we recorded an income tax credit of $40,000 representing the net of a $104,000 refund of alternative minimum taxes paid by the VISaer subsidiary in a prior year and income tax of $64,000 related to our QS Technologies’ state tax liability.

Liquidity and Capital Resources

Our cash balance at December 31, 2004 was $670,000, which is $463,000 lower than at the prior year-end. During the year ended December 31, 2004, our principal sources of cash were $2.7 million from distributions related to the ISC Guernsey sale of assets, $1.1 million from the sale of our Cirronet stock, a net increase of $2.3 million in current deferred revenue related to payments by customers for software and annual maintenance contracts for which the related revenue will be recognized within twelve months and $113,000 from a lower level of inventory of industrial products. During the year, our principal use of cash was $4.0 million for operations, which was $1.4 million less than in 2003. We used $433,000 cash in 2004 to reduce accrued payroll, the majority of which was for employee bonuses earned in 2003 but paid in 2004. Further, accounts receivable increased by $1.4 million compared to December 31, 2003 reflecting the timing of ChemFree invoices for quarterly lease payments that were dated December 31, 2004 compared to a January 1 dating for the comparable invoices for the prior period and an annual maintenance billing at the QS Technologies subsidiary that was delayed from the third to the fourth quarter of 2004 due to a contract amendment.

Intelligent Systems Corporation

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in non-consolidated technology companies and we have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. In 2004, we used $3.9 million to support these two subsidiaries, which was $2.8 million less than the $6.7 million we used in 2003. We do not expect the same level of cash investment in the future in these two subsidiaries. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund substantially all of VISaer’s operations on an annual basis and a growing portion of CoreCard’s expenses in 2005. If the business or cash flow of either subsidiary does not develop as anticipated either due to delays in customer payments, software development, or new contract acquisitions, we would expect to scale back or restructure the respective operations to a level that could be supported by their internal cash flow with minimal cash, if any, provided by us, or to seek alternative sources of funding for the subsidiaries. Most of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts. Thus, while there are no current plans to do so, any action to reduce negative cash flow from operations would generally entail a reduction in numbers of employees and the payment of accrued and severance compensation which could increase cash requirements in a given quarter but reduce cash needs in future quarters. Our QS Technologies subsidiary generated sufficient cash in 2004 to offset a majority of the corporate office expenses and is expected to do so again in 2005. There are no restrictions on the transfer of cash balances between the parent and subsidiary companies.

At December 31, 2004, we have several potential near-term sources of cash to support any negative cash flow from consolidated operations, including periodic draws against our bank line of credit and additional cash distributions of between $1.8 million and $2.1 million related to the ISC Guernsey sale, as explained in more detail in Note 2 to the Consolidated Financial Statements. Sales of investments, subsidiaries or assets have generated cash on an irregular basis in the past but the amount and timing of sales of such transactions cannot be predicted with reasonable certainty at this time and presently we do not have any firm pending transactions. Our budgeted cash requirements for operations in 2005 are lower than for 2004 based on new and pending software licenses and professional services contracts at our Information Technology subsidiaries. We expect to use our bank line of credit as needed in 2005 to accommodate short-term timing differences in consolidated cash flows, as we did in 2004. We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for such draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall unless the bank provided an exception. Furthermore, if the bank elects not to renew our line of credit at the end of the current term (September 1, 2005), we may not be able to find a replacement line of credit on acceptable terms, if at all. Certain of our software customer contracts tie cash payments to delivery dates of various software deliverables. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2005. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned and we would need to increase our use of our bank line of credit, scale back operations at the subsidiary or seek new financing, which could affect performance under the contracts, at least in the short term.

Beyond 2005, we expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.

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

Intelligent Systems Corporation

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•	Undetected software errors or poor quality control which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	A reversal of the improving trend in the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.

•	The relatively limited sales and marketing experience of our VISaer and CoreCard subsidiaries in their respective markets which could cause them to misinterpret or fail to adjust to a trend in the market or to underestimate the sales cycle time frame.

•	In the Industrial Products market, failure by ChemFree to achieve anticipated growth in the European market or to renew expiring lease contracts for domestic customers could cause lower than anticipated sales and profits and impact projected cash flow.

•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	An insufficient level of qualifying accounts receivable and inventories to support a borrowing base sufficient to meet any borrowing requirements under our bank line of credit.

•	The recurrence of some incidence such as the SARS epidemic in 2003 or the terrorist attacks of 2001 that has a negative impact on the aviation industry, resulting in delays in contract awards and customer implementations similar to the unforeseen negative affect on cash and profits experienced by VISaer during the SARS epidemic and the aftermath of the 2001 attacks.

•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchase decisions.

We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 8 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.

Recent Accounting Pronouncements

In December 2004, the FASB eliminated the application of the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123, “Accounting for Stock Based Compensation” requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. We have not yet determined whether the adoption of this statement after December 15, 2005 will have a material impact on our results of operations or financial condition. In the discussion of Stock Based Compensation in Note 1 to the Consolidated Financial Statements, we disclose the effect of the use of the fair-value provisions of SFAS No. 123 on historical results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”. The consensus requires an investment in a Limited Liability Company (“LLC”) that maintains a specific ownership account for each investor be viewed as similar to an investment in a limited partnership for the purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method of accounting. The consensus was effective in the

Intelligent Systems Corporation

quarter beginning after June 15, 2004. The implementation of this consensus did not have a material impact on our financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The following consolidated financial statements and related reports of independent public accountants are included in this report and are incorporated by reference in Part II, Item 7 hereof. See Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

Report of Independent Registered Public Accounting Firm
Report of Previous Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the two years ended December 31, 2004
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
  for the two years ended December 31, 2004
Consolidated Statements of Cash Flow for the two years ended December 31, 2004
Notes to Consolidated Financial Statements

Financial Statements Schedule

We are including the financial statement schedule listed below in this report. We omitted all other schedules required by certain applicable accounting regulations of the Securities and Exchange Commission because the omitted schedules are not required under the related instruction or do not apply or because we have included the information required in the Consolidated Financial Statements or notes thereto. See the Index to Financial Statements and Supplemental Schedules on page F-1 hereof.

Schedule II – Valuation and Qualifying Accounts and Reserves

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 22, 2004, we dismissed BDO Seidman, LLP as our independent public accountants. No report of BDO Seidman, LLP on our consolidated financial statements as of and for the fiscal years ended December 31, 2003 and December 31, 2002 contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. During the period of BDO’s appointment on July 3, 2002 through November 22, 2004, there were no disagreements with BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports for such periods. Effective November 22, 2004, our Audit Committee appointed Tauber & Balser, P.C. as our new independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Executive Officers” in our Proxy Statement for the 2005 Annual Meeting of Shareholders for information about the individual nominated as director and about the executive officers of the company. This information is incorporated into this Item 9 by reference.

Intelligent Systems Corporation

Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in this Proxy Statement. This information is incorporated into this Item 9 by reference.

The company adopted a Code of Ethics that applies to all directors, officers, and employees. The Code of Ethics is posted on our website at www.intelsys.com. The company will disclose on its website, within the time required by the rules of the SEC, any waivers of, or amendments to, the Code of Ethics for the benefit of an executive officer.

ITEM 10. EXECUTIVE COMPENSATION

Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Executive Compensation” in the Proxy Statement referred to in Item 9 for information about management compensation. This information is incorporated into this Item 10 by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Please refer to the subsections entitled “Voting — Principal Shareholders, Directors and Certain Executive Officers” and “Voting — Securities Authorized for Issuance Under Equity Compensation Plan” in the Proxy Statement referred to in Item 9 for information about the ownership of our $0.01 par value common stock by certain persons and securities authorized for issuance under our equity compensation plans. This information is incorporated into this Item 11 by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia expired May 31, 2004. The former landlord was unwilling to renew this lease and had instead expressed a desire to sell the facility. On June 1, 2004, ISC Properties, LLC, an entity controlled by J. Leland Strange, a director and President and Chief Executive Officer, purchased the facility from the former landlord and leased approximately 45 percent of the facility to the company in order to allow us to stay in the present facility and to avoid the disruption and expense of a move. After careful consideration, the company’s Board of Directors concluded that the lease transaction was fair to the company and in the best interests of the company and its shareholders, and approved the lease transaction between the company and ISC Properties, LLC effective June 1, 2004. Mr. Strange recused himself from deliberations concerning, and voting to approve, the lease transaction. In connection with this approval, the Board of Directors waived the conflict of interest provisions of our Code of Ethics as they apply to Mr. Strange in connection with the lease transaction. In 2004, we paid ISC Properties, LLC $229,000 in rent. We also evaluated the arrangement to determine if ISC Properties, LLC should be considered a Variable Interest Entity (“VIE”) within the guidance of Financial Accounting Standards Board FIN No. 46. After carefully considering the characteristics of the relationship between the company and ISC Properties, LLC, it was determined that ISC Properties, LLC did not meet the criteria of a VIE and, as a result, ISC Properties, LLC is not consolidated with the company.

In 2003, Mr. Strange participated as a common shareholder in the pro rata distribution of the escrow fund related to the sale of PaySys International, Inc. as described more fully in Note 3 to the Consolidated Financial Statements. Mr. Strange, who had owned his shares in PaySys since 1983 prior to the company’s investment in PaySys in 1994, received $149,000 in the aggregate in two payments in March and June 2003, which represented his pro rata share of the escrow funds released.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Bonnie L. Herron, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

Intelligent Systems Corporation

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

10.1	Lease Agreement dated June 1, 2004, between the Registrant and ISC Properties, LLC.

10.2	Management Compensation Plans and Arrangements:

(a)	Intelligent Systems Corporation 2003 Stock Incentive Plan

(b)	Intelligent Systems Corporation 1991 Stock Incentive Plan, amended June 6, 1997

(c)	Intelligent Systems Corporation Change in Control Plan for Officers

(d)	Intelligent Systems Corporation Outside Director’s Retirement Plan

(e)	Non-Employee Directors Stock Option Plan

Exhibit 10.2(a) is incorporated by reference to Exhibit 10.2(a) to the Registrants Form 10-K for the year ended December 31, 2003.

Exhibit 10.2(b) is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated July 25, 1997.

Exhibits 10.2(c) and (d) are incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.

Exhibit 10.2(e) is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000.

10.3	Loan Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.4	Security Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated as of October 1, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.5	Form of Security Agreement by and among majority owned subsidiary companies of Intelligent Systems Corporation and Fidelity Bank as of October 1, 2003. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.6	Negative Pledge Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.7	Commercial Promissory Note and Rider thereto of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2004. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.8	Form of Guarantee of majority owned subsidiaries of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.9	First Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated September 1, 2004.

10.10	Consent Order entered in United States District Court for the Northern District of Georgia, Atlanta Division dated September 10, 2004.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Tauber & Balser, P.C.

23.2	Consent of BDO Seidman, LLP.

Intelligent Systems Corporation

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

We filed a report on Form 8-K on November 1, 2004 disclosing that we issued a press release on November 1, 2004 announcing our financial results for the quarter ended September 30, 2004.

We filed a report on Form 8-K on November 24, 2004 disclosing that we had changed our Registered Public Accounting firm.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the subsections entitled “Audit Committee Report” and “Independent Public Accountants” in the Proxy Statement referred to in Item 9 for information about the fees paid to and services performed by our independent accountants. This information is incorporated into this Item 14 by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 30, 2005	By:	/s/ J. Leland Strange

J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
	Chairman of the Board, President,	March 30, 2005
/s/ J. Leland Strange	Chief Executive Officer and Director
J. Leland Strange	(Principal Executive Officer)

/s/ Bonnie L. Herron	Chief Financial Officer	March 30, 2005
Bonnie L. Herron	(Principal Accounting and Financial Officer)

/s/ James V. Napier	Director	March 30, 2005
James V. Napier

/s/ John B. Peatman	Director	March 30, 2005
John B. Peatman

/s/ Parker H. Petit	Director	March 30, 2005
Parker H. Petit

Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

The following consolidated financial statements and schedules of the Registrant and its subsidiaries are submitted herewith in response to Item 7:

Intelligent Systems Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intelligent Systems Corporation:

We have audited the accompanying consolidated balance sheet of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statement of operations, changes in stockholders’ equity and comprehensive income, and cash flow for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia
March 3, 2005

Intelligent Systems Corporation

REPORT OF PREVIOUS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intelligent Systems Corporation:

We have audited the accompanying consolidated balance sheet of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flow for the year then ended. We have also audited the financial statement schedule for the year ended December 31, 2003 listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the 2003 schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia
March 4, 2004

Intelligent Systems Corporation

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

As of December 31,	2004	2003

ASSETS

Current assets:
Cash	$670	$1,133
Accounts receivable, net	2,931	1,543
Notes and interest receivable	—	142
Inventories	653	766
Other current assets	217	614

Total current assets	4,471	4,198

Long-term investments	4,879	6,275
Property and equipment, at cost less accumulated depreciation	781	746
Goodwill, net	2,049	2,039
Other intangibles, net	699	476
Other assets, net	25	8

Total assets	$12,904	$13,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$267	$250
Accounts payable	867	932
Deferred revenue	4,895	2,586
Deferred gain	—	291
Accrued expenses and other current liabilities	1,480	2,037

Total current liabilities	7,509	6,096

Deferred revenue, net of current portion	—	5,060
Other long-term liabilities	310	—

Total long term liabilities	310	5,060

Commitments and contingencies (note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 issued and outstanding at December 31, 2004 and 2003	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(124)	(60)
Accumulated deficit	(14,762)	(17,325)

Total stockholders’ equity	3,569	1,070

Total liabilities and stockholders’ equity	$12,904	$13,742

The accompanying notes are an integral part of these consolidated balance sheets.

Intelligent Systems Corporation

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2004	2003

Revenue
Products	$11,386	$8,466
Services	10,946	4,868

Total revenue	22,332	13,334

Cost of sales
Products	3,699	3,324
Services	5,177	3,380

Total cost of sales	8,876	6,704

Expenses
Marketing	2,558	2,811
General & administrative	3,542	3,895
Research & development	7,630	8,316

Loss from operations	(274)	(8,392)

Other income
Interest income, net	—	2
Investment income (expense)	2,524	3,040
Equity in income (losses) of affiliate companies	(76)	184
Other income, net	392	328

Income (loss) before income tax provision (benefit)	2,566	(4,838)

Income tax provision (benefit)	3	(40)

Net income (loss)	$2,563	$(4,798)

Basic net income (loss) per share	$0.57	$(1.07)
Diluted net income (loss) per share	$0.56	$(1.07)

Basic weighted average shares outstanding	4,478,971	4,483,458
Diluted weighted average shares outstanding	4,607,641	4,483,458

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2004	2003

Common stock, number of shares, beginning of year	4,478,971	4,491,779
Purchase and retirement of stock	—	(12,808)

End of year	4,478,971	4,478,971

Common stock, amount, beginning and end of year	$45	$45

Paid-in capital, beginning of year	18,410	18,432
Purchase and retirement of stock	—	(22)

End of year	18,410	18,410

Accumulated other comprehensive loss, beginning of year	(60)	(56)
Foreign currency translation adjustment during year	(67)	(68)
Net unrealized gain on marketable securities	3	64

End of year	(124)	(60)

Accumulated deficit, beginning of year	(17,325)	(12,527)
Net income (loss)	2,563	(4,798)

End of year	(14,762)	(17,325)

Total stockholders’ equity	$3,569	$1,070

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$2,563	$(4,798)
Other comprehensive income:
Foreign currency translation adjustments	(67)	(68)
Net unrealized gain on marketable securities	3	64

Comprehensive income (loss)	$2,499	$(4,802)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year Ended December 31,
	2004	2003

OPERATIONS:
Net income (loss)	$2,563	$(4,798)
Adjustments to reconcile net income (loss) to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	598	759
Deferred gain recognized	(382)	(137)
Investment (income) loss, net	(2,524)	(3,033)
Equity in (income) loss of affiliate companies	76	(184)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(1,388)	1,482
Inventories	113	(95)
Other current assets	397	(381)
Deferred revenue	(2,750)	1,049
Accounts payable	(65)	(369)
Other assets	(6)	20
Other liabilities	310	(27)
Accrued expenses and other current liabilities	(924)	266

Cash used for operating activities	(3,982)	(5,448)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	3,754	4,540
Acquisition of company, net of cash acquired	(25)	—
Distributions from long-term investments	268	40
Acquisitions of long-term investments	(47)	(200)
Repayments under notes receivable	15	116
Advances under notes receivable	—	(284)
Purchases of property and equipment	(399)	(434)

Cash provided by investing activities	3,566	3,778

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	2,201	250
Repayments under short-term borrowing arrangements	(2,184)	—
Exercise of stock options	3	—
Purchase and retirement of stock	—	(22)

Cash provided by financing activities	20	228

Effects of exchange rate changes on cash	(67)	(69)

Net decrease in cash	(463)	(1,511)
Cash at beginning of year	1,133	2,644
Cash at end of year	$670	$1,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$21	$—
Cash paid (received) during the year for income taxes	3	(40)

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

Nature of Operations - We create, operate and invest in businesses, principally in the information technology sector. Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services, which consist of our VISaer, QS Technologies and CoreCard Software subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 15. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.

Use of Estimates - In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Some areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation allowances on our investments, depreciation and amortization expense, accrued expenses and deferred income taxes. These estimates and assumptions also affect amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material accounts and transactions.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our products to distributors and end users involved in a variety of industries including automotive, aircraft operators and maintenance providers, and government entities. We perform continuing credit evaluations of our customers’ financial condition and we generally do not require collateral.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories at December 31, 2004 and 2003 is as follows:

(in thousands)	2004	2003

Raw materials	$503	$525
Finished goods	150	241

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. The cost of each major class of property and equipment at December 31, 2004 and 2003 is as follows:

(in thousands)	2004	2003

Operating equipment	$3,254	$3,041
Furniture and fixtures	217	217
Leasehold improvements	239	456

Intelligent Systems Corporation

For financial reporting purposes, we use a combination of the straight-line method and the 150 percent declining balance method over the estimated lives of the assets, as follows:

Useful life in
Classification	years

Operating equipment	3 - 5
Furniture & fixtures	5 - 7
Leasehold improvements	1 - 5

Accumulated depreciation was $2.9 million and $3.0 million at December 31, 2004 and 2003, respectively. Depreciation expense was $363,000 and $467,000 in 2004 and 2003, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products Segment, where the depreciation expense relates primarily to products leased to customers and is included in cost of sales.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2004 and 2003 is as follows:

(in thousands)	2004	2003

Cost of equipment	$924	$820
Carrying value of equipment	284	283
Accumulated depreciation	640	537

The minimum future lease revenue under non-cancelable contracts through March 31, 2005 is $206,000 at December 31, 2004. There is no contingent rental income under the leases. These assets are included in Property and Equipment at December 31, 2004 and 2003.

Investments - We account for investments by the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. At December 31, 2004 and 2003, the aggregate value of investments accounted for by the equity method was $4 million and $5.2 million respectively. At December 31, 2004 and 2003, the aggregate value of investments accounted for by the cost method was $689,000 and $1.1 million, respectively. Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2004 and 2003, the aggregate fair market value of our available-for-sale securities consisted of equity securities totaling $176,000 and $0, respectively. These amounts include net unrealized holding gains of $3,000 and $0 as of December 31, 2004 and 2003, respectively. These amounts are reflected as a separate component of stockholders’ equity.

Other Intangibles and Goodwill - Other intangibles are carried at cost net of related amortization. We account for acquisitions in accordance with SFAS No. 141, “Accounting for Business Combinations” and SFAS No. 142, “Accounting for Intangible Assets”. In accordance with SFAS No. 142, we periodically, but at least annually, assess goodwill for indicators of impairment. Our annual assessment date for the largest component of our intangible assets has been at the end of the third quarter. When circumstances indicate that an intangible other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the years ended December 31, 2004 and 2003, no impairment was identified.

The carrying value of intangibles at December 31, 2004 is $2.7 million, of which $2.0 million represents goodwill whereas the carrying value of intangibles at December 31, 2003 was $2.5 million, of which $2.0 million represented goodwill. Intangibles other than goodwill at December 31, 2004 increased by $223,000, compared to the prior year end, representing the net effect of the addition of $458,000 related to the ChemFree patents (including $451,000 resulting from assignment of patents to ChemFree in settlement of litigation as explained in Note 8), less $235,000 in consolidated annual amortization expense. At December 31, 2004, intangibles other than goodwill are primarily related to acquired software and the ChemFree patents, as more fully explained in Note 8. At December 31, 2003, intangibles other than goodwill primarily relate to acquired software.

In fiscal years 2004 and 2003, we recorded amortization expense related to intangible assets of approximately $235,000 and $312,000, respectively. Accumulated amortization of intangibles totaled $950,000 and $715,000 at December 31, 2004 and 2003, respectively. We had no goodwill amortization expense in periods presented herein. Annual amortization expense for the following five years is expected to be approximately $174,000, $174,000, $46,000, $46,000 and $46,000 for the years ending December 31, 2005 through 2009, respectively.

Accrued Expenses and Other Current Liabilities - Accrued expenses and other liabilities at December 31, 2004 and 2003 consist of the following:

(in thousands)	2004	2003

Accrued payroll	$928	$1,361
Other accrued expenses	552	676

Intelligent Systems Corporation

Deferred Revenue — Current deferred revenue consists of advance payments by software customers for annual maintenance and support services, advance payments from customers for software licenses expected to be delivered in 2005, and payments by ChemFree lease customers that are billed quarterly for leased equipment and supplies. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as notes receivable, certain investments, short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and cash equivalents and trade accounts receivable. We invest cash in high credit-quality financial institutions. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are concentrated in the following industries (by subsidiary):

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

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer. There are no remaining future obligations and delivery occurs upon shipment. We do not provide for estimated sales returns allowances and rebates because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.

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

Intelligent Systems Corporation

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

In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we have expensed all cost incurred in the preliminary project stage for software developed for internal use. Thereafter, we capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the two years ended December 31, 2004, we did not capitalize any internal use software costs.

Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2004 and 2003.

Stock Based Compensation — At December 31, 2004 we had three stock based compensation plans which are more fully described in Note 13. As a small business issuer, we account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Beginning with the first reporting period that begins after December 31, 2005, we will no longer be allowed to use the intrinsic value recognition method and instead will recognize the cost of employee services received in exchange for equity securities based on the grant-date fair value of the awards. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation”.

Year ended December 31,
(in thousands,
except per share amounts)	2004	2003

Net income (loss), reported	$2,563	$(4,798)
Add: stock-based employee compensation included in reported net income (loss), net of related tax effect	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(37)	(48)

Proforma net income (loss)	$2,526	$(4,846)

Proforma net income (loss) per common share basic	$0.56	$(1.08)

Proforma net income (loss) per common share diluted	$0.55	$(1.08)

The fair value of each option granted in each of the last two years has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2004	2003

Risk free rate	4%	4%
Expected life of option in years	6.9	6.7
Expected dividend yield rate	0%	0%
Expected volatility	40%	49%

Under these assumptions, the weighted average fair value of options granted in 2004 and 2003 was $0.93 and $0.83 per share, respectively. The fair value of the grants would be amortized over the vesting period for the options.

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

Intelligent Systems Corporation

Comprehensive Income (Loss) - Comprehensive income (loss) represents net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as accumulated other comprehensive loss on the consolidated balance sheet and are primarily the result of cumulative translation adjustments at December 31, 2004 and 2003.

Reclassifications — It is our policy to reclassify prior year amounts to conform with current year financial statements presentation when necessary.

New Accounting Pronouncements — In December 2004, the FASB eliminated the application of the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123, “Accounting for Stock Based Compensation” requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards, with limited exceptions. We have not yet determined whether the adoption of this statement after December 15, 2005 will have a material impact on our results of operations or financial condition. In the discussion of Stock-based Compensation earlier in this Note 1, we disclose the effect of the use of the fair-value provisions of SFAS No. 123 on historical results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-16, “Accounting for Investments in Limited Liability Companies”. The consensus requires an investment in a Limited Liability Company (“LLC”) that maintains a specific ownership account for each investor be viewed as similar to an investment in a limited partnership for the purposes of determining whether a noncontrolling investment in an LLC should be accounted for using the cost method or equity method of accounting. The consensus was effective in the quarter beginning after June 15, 2004. The implementation of this consensus did not have a material impact on our financial position or results of operations.

NOTE 2

SALES AND WRITE-DOWNS OF ASSETS

Ardext Technologies, Inc. - In the quarter ended June 30, 2004, we wrote down the carrying value of our investment in Ardext Technologies, Inc. We recorded a charge of $465,000 against long-term investments and $162,000 against notes and interest receivable. In the quarter ended September 30, 2004, we reserved an additional $12,000 for a total investment write-off of $639,000. We believe it is unlikely we will recover our investment and accordingly have reserved against the full carrying value.

Cirronet, Inc. — On May 10, 2004, we sold our interest in Cirronet, Inc. in a private transaction for an aggregate price of $1.1 million, paid in cash at the closing. We recognized a gain of $256,000 on the transaction in the quarter ended June 30, 2004, on a carrying value of $817,000 and an original cost basis of $525,000.

ISC Guernsey, Ltd. — We own a 19 percent interest in ISC Guernsey, Ltd., an entity whose principal asset was an investment in a U.K. based company. During the second quarter of 2004, we were informed that ISC Guernsey sold its investment in the U.K. company for cash and that it expected to distribute a significant portion of the proceeds to its shareholders in the future, after determining its ongoing business needs. In the year ended December 31, 2004, we received two cash distributions aggregating $2.7 million and recognized $2.7 million which is reflected in investment income. Based on information we received from ISC Guernsey at December 31, 2004, other distributions to us are likely to follow in 2005 and are expected to aggregate between $1.8 million and $2.1 million. However, we are not in a position to exert influence over the timing or extent of such distributions. Based on our current projections, we do not expect to have any tax withholdings or to incur a tax liability related to these cash distributions.

MediZeus, Inc. — In the fourth quarter of 2003, we took a write-down of $501,000 against the carrying cost of $501,000 and our original investment cost of $843,000 in MediZeus, Inc. based on a decision by the board of directors and investors of the early stage, artificial intelligence software company to wind down operations. At the same time, we wrote off $131,000 relating to a note receivable from MediZeus.

PaySys International, Inc. — On April 27, 2001, we sold our 32 percent ownership interest in PaySys, an affiliate company, to First Data Corporation (“FDC”) and received cash proceeds of $17.8 million. An escrow fund was set aside for potential liabilities arising after the closing of the sale. On March 21, 2003, a settlement was reached with FDC and we received $4.5 million cash in the first half of 2003, which represented our 32 percent share of the net amount released from the escrow fund. The escrow payment was recorded as investment income in the year ended December 31, 2003.

RF Solutions, Inc. — In the first quarter of 2003, we reserved $600,000 against the $600,000 carrying value of our minority investment in RF Solutions, Inc., an early stage company that sold its principal assets to Anadigics, Inc., a publicly traded

Intelligent Systems Corporation

company, effective April 2003. We received $106,000 cash in partial repayment of a note receivable from RF Solutions and reserved $92,000 against the $198,000 carrying value of the note. Under the terms of the sale, the note holders and preferred shareholders of RF Solutions were eligible to receive an additional payment in common stock of Anadigics, Inc. based on achievement of post-sale performance targets. Since the amount of any future payment was not determinable at the time of the sale, in 2003 we fully reserved our note balance and investment in RF Solutions. In the third quarter of 2004, we received 47,025 shares of stock of Anadigics as additional payment and recorded investment income of $173,000 in the same quarter. At December 31, 2004, we carry the shares of Anadigics stock at its fair market value of $176,000 in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Riverside Software, LLC — Effective October 1, 2004, we sold our minority interest in Riverside Software, LLC, a technology company which we accounted for under the equity method, to privately held Paymetric, Inc. We received shares of common stock in Paymetric in exchange for our Riverside Software interest. We recorded an investment gain of $83,000 on a carrying value of $15,000. At December 31, 2004, the carrying value of our Paymetric stock is $98,000.

Silverpop, Inc. — During the quarter ended June 30, 2003, we reserved $76,000 against our original investment of $100,000 in Silverpop, Inc., an early stage technology company, to reflect the valuation at which Silverpop raised additional capital, which we believe indicates a non-temporary impairment of our original carrying value.

NOTE 3

INVESTMENTS

The following summarizes our ownership interest in our largest (ownership and investment value), non-significant companies included in our long-term investments.

At December 31, 2004, our ownership interest in each of the named companies was as follows: NKD Enterprises, LLC (25.5%) and Horizon Software, LLC (17%). We accounted for each of the named companies by the equity method of accounting in 2004.

		Cost Basis
	Carrying	Before
(in thousands)	Value	Distributions

NKD Enterprises	$830	$1,286
Horizon Software	2,711	2,500

At December 31, 2003, our ownership interest in each of the named companies was as follows: NKD Enterprises, LLC (25.5%), Horizon Software, LLC (17%) and Cirronet, Inc. (22%). We accounted for each of the named companies by the equity method of accounting in 2003.

		Cost Basis
	Carrying	Before
(in thousands)	Value	Distributions

NKD Enterprises	$828	$1,286
Horizon Software	2,850	2,500
Cirronet	803	525

The following table presents summarized combined financial information for our 50 percent or less owned investments named above for the respective time periods:

As of and for the year ended December 31,

(in thousands)	2004	2003

Revenues	$15,521	$25,377
Operating income	351	1,814
Net income	404	1,539

Current assets	3,740	8,174
Non-current assets	5,149	5,595
Current liabilities	3,505	4,863
Non-current liabilities	685	445
Stockholders equity	4,699	8,460

Marketable Securities — The carrying and estimated fair values of available-for-sale securities at December 31, 2004 and 2003 are summarized as follows:

(in thousands)	2004	2003

Cost	$173	—
Gross unrealized gain	3	—

Estimated fair values	$176	—

Anadigics, Inc. [NASDAQ:ANAD] comprises the balance of $176,000 at December 31, 2004. We had no available-for-sale securities at December 31, 2003.

NOTE 4

ACCOUNTS AND NOTES RECEIVABLE

At December 31, 2004 and 2003, our allowance for doubtful accounts amounted to $103,000 and $124,000, respectively. Provisions for doubtful accounts were $67,000 and $63,000 for the years ended December 31, 2004 and 2003, respectively.

The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each

Intelligent Systems Corporation

customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		A/R
	2004	2003	2004	2003

VISaer
Customer A	—	11%	—	—
Customer B	34%	—	—	—
QS Technologies
Customer C	—	—	23%	—
ChemFree
Customer D	—	13%	—	11%
Customer E	—	—	—	16%

NOTE 5

SHORT-TERM BORROWINGS

Terms and borrowings under our credit facility are summarized as follows:

Year ended December 31,

(in thousands)	2004	2003

Maximum outstanding (month-end)	$763	$250
Outstanding at year end	267	250
Interest rate at year end	6.75%	5.5%
Average interest rate	5.9%	5.5%

We established a working capital credit facility with a bank in October 2003 and renewed the line in September 2004. The $1.5 million revolving line of credit bears interest at the prime rate (5.25% at December 31, 2004) plus one and one half percent, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires September 1, 2005. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1.5 million, less any amount tied to a letter of credit. At December 31, 2004, our borrowing base calculation resulted in availability of $1.4 million of which we had drawn down $267,000 at year end. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock as well as covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.

NOTE 6

DEFERRED GAIN

In connection with the sale of one of our VISaer subsidiary’s product lines in July 2000, the buyer assumed the liabilities of the purchased line of business. VISaer did not obtain releases from creditors for a portion of these liabilities and contracts and, accordingly, remained contingently liable for these obligations. VISaer recorded these liabilities as deferred gain. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125”, VISaer recognizes the deferred gain when the liability is paid and the company is relieved of its obligation. We recognized $382,000 and $137,000 of the deferred gain in the years ended December 31, 2004 and 2003, respectively, which is recorded in the component of other income/expense in the consolidated statements of operations. As of December 31, 2003, the balance of $291,000 in deferred gain consisted of accounts payable and accrued expenses. In December 2004, the company determined that given the passage of time (over four years) and the absence of any creditor or buyer claims, it was reasonable to assume that the balance of the liabilities assumed by the buyer had been extinguished or settled.

NOTE 7

INCOME TAXES

The income tax provision (benefit) consists of the following:

Year ended December 31,
(in thousands)	2004	2003

Current	$3	$(40)

Following is a reconciliation of estimated income taxes at the blended statutory rate to estimated tax expense as reported:

Year ended December 31,	2004	2003

Statutory rate, blended	37%	37%
Change in valuation allowance	(37%)	(37%)
Other	0%	(1%)

Effective rate	0%	(1%)

At December 31, 2004, our subsidiaries had net operating loss carryforwards totaling $8.5 million. The net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

Intelligent Systems Corporation

(in thousands)

2006-2009	$1,132
2017	1,038
2019	2,901
2021	495
2022	657
2023	1,830
2024	454

Total	$8,507

Approximately $1.1 million of the net operating loss carryforward is subject to limitation by the Federal Income Tax code section 382.

We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”. We have a deferred tax asset of approximately $14.2 million and $15.6 million at December 31, 2004 and 2003, respectively. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2004 and 2003 by a valuation allowance of an equal amount. The deferred tax asset at December 31, 2004 and 2003 relates primarily to net operating loss and tax credit carryforwards, loss limitations on investments and differences due to R&D costs, unearned revenue and various reserves. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. We do not believe it is practicable to determine the amount of these unrecognized deferred taxes at this time.

NOTE 8

COMMITMENTS AND CONTINGENCIES

Leases - We have noncancellable operating leases expiring at various dates through June 2009. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)

2005	$587
2006	528
2007	472
2008	393
2009	164

Total minimum lease payments	$2,144

Rental expense for leased facilities and equipment related to operations amounted to $640,000 and $759,000 for the years ended December 31, 2004 and 2003, respectively. Companies in Intelligent Systems Incubator sublease space from the company. For the years ended December 31, 2004 and 2003, the company received $155,000 and $255,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.

Legal Matters — In 1999, a suit was brought against our ChemFree subsidiary and two other parties by a former consultant of ChemFree. The suit challenged the ownership of various intellectual property assets of ChemFree. ChemFree and the other parties to the litigation strongly denied the allegations and filed suit against the consultant. The case against ChemFree was filed in the Superior Court of Gwinnett County, Georgia and ChemFree filed suit in Federal Court seeking a judgment against the consultant. During the quarter ended September 30, 2004, an agreement was reached to settle both litigation matters. ChemFree secured a full assignment of interests in all of ChemFree’s patents and patent applications worldwide (41 in the aggregate) from the former consultant in return for periodic payments over a five year period. The payment schedule provides for four monthly payments of $25,000, beginning August 2, 2004, and 48 monthly payments of $8,333 beginning in August 2, 2005 for an aggregate consideration of $500,000 ($451,000 discounted at 6.5%). In accordance with Statement of Financial Accounting Standards No. 142, “Accounting for Intangible Assets”, we believe that the present value of the future payment stream is fully recoverable at this time. Based on our current estimations, we believe the average useful life of these patents to be 10 years, which does not exceed legal lives. In the year ended December 31, 2004, amortization expense related to this asset was $15,000. The unamortized value of the ChemFree patents of $443,000 (which includes other miscellaneous amounts in addition to the amount discussed above) is included in the category “other intangibles, net” on the balance sheet at December 31, 2004.

ISC Guarantee — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of December 31, 2004, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee. Upon acceptance of the software by the customer, CoreCard

Intelligent Systems Corporation

recognized $1.3 million in license revenue in respect of this license agreement in 2004.

NOTE 9

POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2004 and 2003, we have accrued $100,000 and $150,000, respectively, for future payments under the plan. In January 2004, we made a lump sum payment of $50,000 to a director upon his retirement from the board.

NOTE 10

DEFINED CONTRIBUTION PLANS

We maintain two 401(k) defined contribution plans covering substantially all U.S. employees. Our matching contributions under the plans, which are optional and are based on the level of individual participant’s contributions, amounted to $125,000, and $145,000 in 2004 and 2003, respectively.

NOTE 11

RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia expired May 31, 2004. The former landlord was unwilling to renew this lease and had instead expressed a desire to sell the facility. On June 1, 2004, ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange, purchased the facility from the former landlord and leased approximately 45 percent of the facility to the company in order to allow us to stay in the present facility and to avoid the disruption and expense of a move. After careful consideration, the company’s Board of Directors concluded that the lease transaction was fair to the company and in the best interests of the company and its shareholders, and approved the lease transaction between the company and ISC Properties, LLC effective June 1, 2004. Mr. Strange recused himself from deliberations concerning, and voting to approve, the lease transaction. In connection with this approval, the Board of Directors waived the conflict of interest provisions of our Code of Ethics as they apply to Mr. Strange in connection with the lease transaction. In 2004, we paid $229,000 in rent to ISC Properties, LLC. We also evaluated the arrangement to determine if ISC Properties, LLC should be considered a Variable Interest Entity (“VIE”) within the guidance of Financial Accounting Standards Board FIN No. 46. After carefully considering the characteristics of the relationship between the company and ISC Properties, LLC, it was determined that ISC Properties, LLC did not meet the criteria of a VIE and, as a result, ISC Properties, LLC is not consolidated with the company.

NOTE 12

STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of Common Stock, $0.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $0.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time. At various times during the year ended December 31, 2003, we repurchased and retired 12,808 shares of our common stock at prevailing market prices. No repurchases were made in 2004.

NOTE 13

STOCK OPTION PLAN

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2004. During 2003, 100,000 options were granted to officers under the 2003 Plan. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and amended it in 1997 to increase the number of shares authorized under the Plan to 925,000. The Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each annual meeting, each director receives a grant of 4,000 shares. Stock options under all three plans are granted at fair market value on the date of grant. As of December 31, 2004, a total of 957,000 options under all three Plans have been granted, 724,320 have been exercised and 142,014 options are fully vested and exercisable at a weighted average price per share of $3.19. All options expire ten years from their respective dates of grant. At December 31, 2004, the weighted average remaining contractual life of the outstanding options is 7 years.

Intelligent Systems Corporation

Stock option transactions during the two years ended December 31, 2004 were as follows:

	2004	2003

Options outstanding at Jan. 1	220,680	104,680
Options granted	12,000	116,000
Options exercised	—	—
Options canceled	6,000	—

Options outstanding at Dec. 31	226,680	220,680

Options available for grant at Dec. 31	470,000	482,000

Options exercisable at Dec. 31	142,014	96,680

Option price ranges per share:
Granted	$1.92	$1.51-$1.75
Exercised	—	—
Canceled	$1.75-$3.15	—
Outstanding	$1.51-$4.26	$1.51-$4.26

Weighted average option price per share:
Granted	$1.92	$1.54
Exercised	—	—
Canceled	$2.22	—
Outstanding at Dec. 31	$2.59	$2.49
Exercisable at Dec. 31	$3.19	$3.86

NOTE 14

FOREIGN REVENUES AND OPERATIONS

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the two years ended December 31, 2004 are as follows:

Year ended December 31,
(in thousands)	2004	2003

Foreign Countries:
United Kingdom	$2,484	$2,727
Chile	1,043	362
Australia	547	374
New Zealand	155	71
Other	170	256

Subtotal	4,399	3,790
United States	17,933	9,544

Total	$22,332	$13,334

With the acquisition of VISaer on July 1, 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland. In 2003, we established a subsidiary of CoreCard Software in Romania for certain software development and testing activities. For the years ended December 31, 2004 and 2003, income before provision for income taxes derived from foreign subsidiaries approximated $103,000 and $0, respectively. Substantially all long-lived assets are in the United States.

At December 31, 2004 and 2003, foreign subsidiaries had assets of $267,000 and $443,000, respectively, and total liabilities of $743,000 and $698,000, respectively.

There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.

Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

NOTE 15

INDUSTRY SEGMENTS

Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services, which include our VISaer, QS Technologies and CoreCard Software subsidiaries, involve development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the two years ended December 31, 2004.

Intelligent Systems Corporation

Year ended December 31,
(in thousands)	2004	2003

Information Technology
Revenue	$16,032	$7,118
Operating income (loss)	217	(7,928)
Depreciation and amortization	374	591
Capital expenditures	136	150
Identifiable assets	4,777	4,740
Goodwill	2,049	2,039
Industrial Products
Revenue	$6,300	$6,216
Operating income	313	276
Depreciation and amortization	195	130
Capital expenditures	259	272
Identifiable assets	3,013	2,024
Goodwill	—	—
Consolidated Segments
Revenue	$22,332	$13,334
Operating income (loss)	530	(7,652)
Depreciation and amortization	569	721
Capital expenditures	395	422
Identifiable assets	7,790	6,764
Goodwill	2,049	2,039

A reconciliation of consolidated segment data above to consolidated income (loss), depreciation and amortization, capital expenditures and assets follows:

Year ended December 31,
(in thousands)	2004	2003

Consolidated segments operating income (loss)	$530	$(7,652)
Corporate expenses	(804)	(740)

Consolidated operating loss	(274)	(8,392)
Interest income	—	2
Investment income (loss)	2,524	3,040
Equity of affiliates	(76)	184
Other income	392	328

Income (loss) before taxes	2,566	(4,838)
Income taxes	3	(40)

Net income (loss)	$2,563	$(4,798)

Depreciation and amortization
Consolidated segments	$569	$721
Corporate	29	38

Consolidated	$598	$759

Capital Expenditures
Consolidated segments	$395	$422
Corporate	4	12

Consolidated	$399	$434

Year ended December 31,
(in thousands)	2004	2003

Assets
Consolidated segments identifiable assets	$7,790	$6,764
Corporate	5,114	6,978

Consolidated	$12,904	$13,742

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

The following tables represent required disclosure of the reconciliation of the earnings (loss) and the shares used in the basic and diluted net earnings (loss) per share computation:

Year ended December 31,
(in thousands except
per share data)	2004	2003

Basic
Net earnings (loss)	$2,563	$(4,798)
Weighted average shares outstanding	4,479	4,483

Net earnings (loss) per share	$0.57	$(1.07)

Diluted
Net earnings (loss)	$2,563	$(4,798)
Weighted average shares outstanding	4,479	4,483
Effect of dilutive potential common shares:
Stock options	129	—

Total	4,608	4,483
Net earnings (loss) per share	$0.56	$(1.07)

At December 31, 2004, there were no potentially dilutive stock options excluded from diluted weighted average shares outstanding.

Intelligent Systems Corporation

Schedule II

Intelligent Systems Corporation

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2003 and 2004
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs		End of
Description	of Period	and Expenses	Deductions [a]	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2003	$62	$63	$(1)	$124
Year Ended December 31, 2004	124	67	(88)	103

a.	Write-offs of accounts receivable against allowance accounts.

Intelligent Systems Corporation

S-1