Form 10QSB
period 2005-03-31
INTELLIGENT SYSTEMS CORP
filed 2005-05-13
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION

(Exact name of Registrant as specified in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (770) 381-2900

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of April 30, 2005, 4,478,971 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Item 1. Financial Statements

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash	$1,632	$670
Accounts receivable, net	2,542	2,931
Inventories	654	653
Other current assets	387	217

Total current assets	5,215	4,471

Long-term investments	4,787	4,879
Property and equipment, at cost less accumulated depreciation	721	781
Goodwill, net	2,047	2,049
Other intangibles, net	661	699
Other assets, net	17	25

Total assets	$13,448	$12,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$131	$267
Accounts payable	878	867
Deferred revenue	5,746	4,895
Accrued payroll	1,072	928
Accrued expenses and other current liabilities	539	552

Total current liabilities	8,366	7,509

Other long-term liabilities	310	310

Commitments and contingencies (Note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at March 31, 2005 and December 31, 2004	45	45

Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(218)	(124)
Accumulated deficit	(14,981)	(14,762)

Total stockholders’ equity	3,256	3,569

Total liabilities and stockholders’ equity	$13,448	$12,904

The accompanying notes are an integral part of these consolidated balance sheets.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,

	2005	2004

Revenue
Products	$2,063	$3,227
Services	1,516	1,385

Total revenue	3,579	4,612

Cost of sales
Products	863	985
Services	869	810

Total cost of sales	1,732	1,795

Expenses
Marketing	541	660
General & administrative	959	894
Research & development	1,627	2,100

Loss from operations	(1,280)	(837)

Other income
Interest income (expense), net	6	(3)
Investment income	1,042	—
Equity in income (losses) of affiliate companies	17	(38)
Other income, net	8	59

Loss before income tax provision	(207)	(819)

Income tax provision	12	1

Net loss	$(219)	$(820)

Basic and diluted net loss per share	$(0.05)	$(0.18)

Basic and diluted weighted average shares outstanding	4,478,971	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Three Months Ended March 31,

CASH PROVIDED BY (USED FOR):	2005	2004

OPERATIONS:
Net loss	$(219)	$(820)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	124	172
Deferred gain recognized	—	(33)
Investment income	(1,042)	—
Equity in (earnings) losses of affiliate companies	(17)	38
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	389	(579)
Inventories	(1)	202
Deferred revenue	851	680
Other current assets	(170)	90
Accounts payable	11	289
Accrued payroll	144	(267)
Other non-current assets	10	—
Accrued expenses and other current liabilities	(13)	(56)

Cash provided by (used for) operating activities	67	(284)

INVESTING ACTIVITIES:
Proceeds related to sale of investments	1,042	—
Disposition of long-term investments	—	28
Repayments under notes receivable	—	15
Advances under notes receivable	—	(13)
Purchases of intangible assets	(5)	—
Purchases of property and equipment	(21)	(85)

Cash provided by (used for) investing activities	1,016	(55)

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	405	—
Repayments under short-term borrowing arrangements	(541)	—

Cash used for financing activities	(136)	—

Effects of exchange rate changes on cash	15	(24)

Net increase (decrease) in cash	962	(363)
Cash at beginning of period	670	1,133

Cash at end of period	$1,632	$770

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$3
Cash paid during the period for income taxes	12	1

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.

2.	The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2005 and 2004. The interim results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, as filed in our annual report on Form 10-KSB.

3.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended March 31,
(unaudited, in thousands)	2005	2004

Net loss	$(219)	$(820)
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(24)
Unrealized loss on available-for-sale securities	(109)	—

Comprehensive loss	$(313)	$(844)

4.	Stock-Based Compensation — At March 31, 2005, we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended March 31,
(in thousands, except per share data)	2005	2004

Net loss, reported	$(219)	$(820)
Add: stock-based employee compensation included in reported net loss, net of related tax effect	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(8)	(9)

Pro forma net loss	$(227)	$(829)

Pro forma net loss per common share basic and diluted	$(0.05)	$(0.19)

5.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the quarters ended March 31, 2005 and 2004.

Quarter ended March 31,
(unaudited, in thousands)	2005	2004

Information Technology
Revenue	$1,876	$2,954
Operating loss	(1,308)	(678)
Industrial Products
Revenue	1,703	1,658
Operating income	288	84

Consolidated Segments
Revenue	$3,579	$4,612
Operating loss	(1,020)	(594)
A reconciliation of consolidated segment data above to consolidated loss follows:

Consolidated segments operating loss	$(1,020)	$(594)
Corporate expenses	(260)	(243)

Consolidated operating loss	(1,280)	(837)
Interest income (expense)	6	(3)
Investment income	1,042	—
Equity of affiliates	17	(38)
Other income	8	59

Loss before taxes	(207)	(819)

Income tax provision	12	1

Net loss	$(219)	$(820)

Depreciation and Amortization
Information Technology	$64	$123
Industrial Products	54	42

Consolidated segments	118	165
Corporate	6	7

Consolidated depreciation and amortization	$124	$172

Capital Expenditures
Information Technology	$14	$16
Industrial Products	12	69

Consolidated segments	26	85
Corporate	—	—

Consolidated capital expenditures	$26	$85

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)

Identifiable Assets
Information Technology	$4,651	$4,777
Industrial Products	3,329	3,013

Consolidated segments	7,980	7,790
Corporate	5,468	5,114

Consolidated assets	$13,448	$12,904

6.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended
	March 31,
(unaudited, in thousands)	2005	2004

VISaer Customer A	13%	—
CoreCard Customer B	—	29%
ChemFree Customer C	10%	—
ChemFree Customer D	13%	—

7.	Distribution from ISC Guernsey, Ltd. — During the first quarter of 2005, we received an additional cash distribution from ISC Guernsey, Ltd in the amount of $1,042,000, which is reflected in investment income for the three months ended March 31, 2005. For further information on the ISC Guernsey transaction, please refer to Note 2 to our Consolidated Financial Statements included in our 2004 Form 10-KSB.

8.	Commitments and Contingencies — Please refer to Note 8 to our Consolidated Financial Statements included in our 2004 Form 10-KSB for a description of our commitments and contingencies.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis or Plan of Operation, in the Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term and we continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

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

In recent years, the majority of our cash has been generated on an irregular basis from sales of our investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We presently believe that customer payments on existing and pending software contracts will be sufficient to fund most of the expenses of VISaer’s operations for the foreseeable future and a growing portion of CoreCard’s expenses, although any delays in developing or delivering on software and services may increase their need for cash.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue - Total revenue in the three month period ended March 31, 2005 was $3,579,000, a 22 percent decrease compared to the first quarter of 2004. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, declined by 36 percent from $3,227,000 in the three months ended March 31, 2004 to $2,063,000 in the three months ended March 31, 2005. Product revenue from sales of software licenses represented 17 percent of total product revenue in the three months ended March 31, 2005 compared to 49 percent of total product revenue in the three months ended March 31, 2004. The decrease in product revenue is due mainly to fact that in the first quarter of last year, our CoreCard subsidiary recognized $1,377,000 in software license revenue due to completion of its first major customer installation in early 2004. There was no such installation completed in the first quarter of 2005. The decline in software license revenue period-to-period was offset in part by a three percent overall increase in product revenue at ChemFree, reflecting continued growth in Europe in sales of ChemFree’s machines and supplies, a slight decline in domestic sales of machines and an increase in domestic revenue from leased machines and fluid supplies. Service revenue increased period-to-period by nine percent, or $131,000, reflecting more maintenance and professional services delivered by each of our three software subsidiaries. The increase in service revenue is due to a larger base of installed customers at each of our software subsidiaries that pay annual maintenance fees and that require other billable professional services.

Cost of Sales - In the three month period ended March 31, 2005, total cost of sales was 48 percent of total revenue compared with 39 percent of total revenue in the same three month period in 2004. Cost of product revenue was 42 percent of product revenue in the first quarter of 2005 compared to 31 percent of product revenue in the same period in 2004. The principal reason for the difference is due to a change in product mix between periods. Software license revenue, which has a low cost of sales compared to the ChemFree industrial products, represented 49 percent of product revenue in the three month period ended March 31, 2004 compared to 17 percent of product revenue in the corresponding period in 2005. The cost of product sales for ChemFree products was lower in the first quarter of 2005 as compared to the first quarter of last year reflecting reductions in the cost of direct materials and lower payroll costs. Cost of service revenue (which relates to the software subsidiaries only) was 57 percent and 58 percent in the three month periods ending March 31, 2005 and 2004, respectively.

Operating Expenses - In the three month period ended March 31, 2005, total consolidated operating expenses decreased by 14 percent compared to the corresponding period in 2004. Consolidated marketing expenses were 18 percent ($119,000) lower in the first quarter of 2005 as compared to last year, the majority of which reflects reduced sales personnel and travel expenses at our VISaer subsidiary. Consolidated general and administrative expenses increased by seven percent ($65,000) in the three month period ended March 31, 2005 as compared to the corresponding period in 2004 due to a combination of minor miscellaneous items. Consolidated research and development expenses were 23 percent ($473,000) lower in the first quarter of 2005 compared to the first quarter of 2004. Three quarters of the decline reflects lower expenses at VISaer due mainly to the allocation of more personnel cost to billable professional services and the use of fewer third party contractors. The balance of the reduction in R&D expense represents mainly a reduction in the number of domestic employees at CoreCard and increased allocation of personnel expense to the cost of professional services at QS Technologies.

Interest Income (Expense) - In the three months ended March 31, 2005, we recorded $6,000 in net interest income compared to $3,000 in interest expense in the corresponding period in 2003. The net interest income in 2005 includes interest income recorded at a subsidiary reflecting a finance charge on a customer contract, offset in part by approximately $3,000 in interest expense related to the company’s borrowings under its bank line of credit.

Investment Income - We recorded investment income of $1,042,000 in the first quarter of 2005 compared to no investment gain or loss in the three months ended March 31, 2004. The investment income in 2005 reflects a third cash distribution received in the first quarter of 2005 related to the ISC Guernsey asset sale completed in June 2004, as explained more fully in Note 2 to our 2004 Form 10-KSB.

Equity Earnings (Losses) of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $17,000 in net equity in income of affiliate companies in the first quarter of 2005 compared to $38,000 in net equity in losses of affiliate companies in the three months ended March 31, 2004. These results include our pro rata share of the net earnings and losses reported by two affiliate companies (CoreXpand and Horizon Software) in 2005 and five affiliate companies (CoreXpand, Horizon Software, Alliance Technology Ventures, Riverside Software and Cirronet) in 2004. The change between periods reflects mainly an improvement in the financial results of affiliate company, Horizon Software.

Other Income, Net - Other income was $8,000 and $59,000 in the three months ended March 31, 2005 and 2004, respectively. The 2005 amount reflects foreign currency exchange gains and in 2004, the amount includes recognition of deferred gain of $34,000 related to a prior period sale of a VISaer product line and $25,000 in other miscellaneous income, mainly foreign currency exchange gains.

Income Taxes - In the three months ended March 31, 2005, the tax liability recorded reflects $4,000 in state tax liability at a subsidiary and $8,000 in estimated alternative minimum tax. We did not accrue for any other income tax liability year-to-date in 2005 and we believe our deferred tax assets should be fully reserved given their character and our historical losses.

Liquidity and Capital Resources

Our cash balance at March 31, 2005 was $1,632,000, an increase of $962,000 compared to our cash balance at December 31, 2004. Our principal sources of cash during the three month period ended March 31, 2005 were a $1,042,000 cash distribution related to the previously reported ISC Guernsey transaction, a decrease of $389,000 in accounts receivable mainly related to collections at the QS Technologies subsidiary on an unusually high balance of accounts receivable at year-end 2004, and an increase in deferred revenue of $851,000 representing primarily customer payments at VISaer in advance of revenue recognition. Our principal uses of cash during the three months ended March 31, 2005 were approximately

$900,000 to support the operations of our VISaer and CoreCard subsidiaries, approximately $260,000 in corporate office expense and $136,000 to reduce the principal amount of bank debt outstanding.

During the quarter, the carrying value of unrealized investment losses, a component of accumulated other comprehensive loss in stockholders’ equity, changed by $109,000 due to a decline in the trading price of our holdings of common stock in Anadigics, Inc. [ANAD:NASDAQ].

We have several potential near-term sources of cash to support any negative cash flow from consolidated operations, including periodic draws against our bank line of credit and a potential additional cash distribution of as much as $1 million related to the ISC Guernsey transaction, although the amount and timing of any distribution will be based on the business needs and opportunities available to ISC Guernsey, over which we do not exert control. We believe there is sufficient availability under our line of credit if needed to support any short-term timing differences in consolidated cash flows which may occur from time to time and to provide for our cash requirements for at least the next twelve months.

Beyond 2005, we expect that our liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements, with the use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or assets, although the timing and amounts of any such transactions are uncertain and generally not predictable far in advance. We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-KSB for 2004. During the quarter ended March 31, 2005, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2004.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly for our software subsidiaries, revenue tends to be associated with fewer and larger sales than for our industrial products subsidiary. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs, reduce our revenue and increase our cash requirements.

•	Undetected software errors which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	A reversal of the improving trend in the commercial aviation industry worldwide which could impact VISaer’s near-term customer purchases, thus increasing its losses and need for cash.

•	The relatively limited sales and marketing experience of our VISaer and CoreCard subsidiaries in their respective markets could cause them to misinterpret or fail to interpret or adjust to a trend in the market or to underestimate the sales cycle time frame.

•	In the Industrial Products market, failure by ChemFree to achieve anticipated growth in the European market or to reverse the recent decline in sales through its domestic distributor network cause lower than anticipated sales and profits.

•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue, increased costs and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchase decisions.

Item 3. Controls and Procedures

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective. There were no changes in the company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 13, 2005	By:	/s/ J. Leland Strange

J. Leland Strange
Chief Executive Officer, President

Date: May 13, 2005	By:	/s/ Bonnie L. Herron

Bonnie L. Herron
Chief Financial Officer