Form 10QSB
period 2005-06-30
INTELLIGENT SYSTEMS CORP
filed 2005-08-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ___________
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION
(Exact name of Registrant as specified in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (770) 381-2900
Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of July 31, 2005, 4,478,971 shares of Common Stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash	$1,431	$670
Accounts receivable, net	3,592	2,931
Inventories	741	653
Other current assets	486	217

Total current assets	6,250	4,471

Long-term investments	4,659	4,879
Property and equipment, at cost less accumulated depreciation	879	781
Goodwill, net	2,047	2,049
Other intangibles, net	619	699
Other assets, net	17	25

Total assets	$14,471	$12,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$300	$267
Accounts payable	835	867
Deferred revenue	5,793	4,895
Accrued payroll	1,212	928
Accrued expenses and other current liabilities	560	552

Total current liabilities	8,700	7,509

Other long-term liabilities	263	310

Commitments and contingencies (Note 9)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at June 30, 2005 and December 31, 2004	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(177)	(124)
Accumulated deficit	(14,286)	(14,762)

Total stockholders’ equity	3,992	3,569

Total liabilities and stockholders’ equity	$14,471	$12,904

The accompanying notes are an integral part of these consolidated balance sheets.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue
Products	$2,820	$1,786	$4,883	$5,013
Services	1,842	1,557	3,358	2,942

Total revenue	4,662	3,343	8,241	7,955

Cost of sales
Products	869	804	1,732	1,789
Services	980	707	1,849	1,517

Total cost of sales	1,849	1,511	3,581	3,306

Operating expenses
Marketing	601	687	1,142	1,347
General & administrative	800	914	1,759	1,809
Research & development	1,675	2,102	3,302	4,202

Loss from operations	(263)	(1,871)	(1,543)	(2,709)

Other income
Interest income (expense), net	12	(5)	18	(8)
Investment income (loss)	914	(371)	1,956	(371)
Equity in income of affiliate companies	19	51	36	13
Other income (loss), net	13	(9)	21	50

Income (loss) before income tax provision	695	(2,205)	488	(3,025)

Income tax provision	—	—	12	—

Net income (loss)	$695	$(2,205)	$476	$(3,025)

Basic net income (loss) per share	$0.16	$(0.49)	$0.11	$(0.68)

Diluted net income (loss) per share	$0.15	$(0.49)	$0.10	$(0.68)

Basic weighted average shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971

Diluted weighted average shares outstanding	4,628,183	4,478,971	4,638,043	4,478,971

     The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2005	2004

OPERATIONS:
Net income (loss)	$476	$(3,025)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	257	315
Deferred gain recognized	—	(33)
Investment (income) loss	(1,956)	371
Equity in earnings of affiliate companies	(36)	(13)
Changes in operating assets and liabilities
Accounts receivable	(661)	(1,127)
Inventories	(88)	58
Other current assets	(269)	387
Accounts payable	(32)	50
Deferred revenue	898	1,301
Accrued payroll	284	(207)
Other non-current assets	8	(10)
Accrued expenses and other current liabilities	(37)	140

Cash used for operating activities	(1,156)	(1,793)

INVESTING ACTIVITIES:
Proceeds related to sale of investments	2,117	1,073
Distributions from long-term investments	9	124
Repayments under notes receivable	—	15
Purchases of intangible assets	(6)	—
Purchases of property and equipment	(268)	(105)

Cash provided by investing activities	1,852	1,107

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	705	980
Repayments under short-term borrowing arrangements	(672)	(860)

Cash provided by financing activities	33	120

Effects of exchange rate changes on cash	32	(20)

Net increase (decrease) in cash	761	(586)
Cash at beginning of period	670	1,133

Cash at end of period	$1,431	$547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5	$5

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.
2.	The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2005 and 2004. The interim results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, as filed in our annual report on Form 10-KSB.
3.	Change in Accounting Policy — Effective April 1, 2005, we changed our method of depreciation for machinery, equipment, furniture and fixtures placed in service after March 31, 2005 to the straight-line method. This change was applied on a prospective basis to assets acquired after that date. Our previous policy of depreciation for additions of such assets was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. We changed our method of depreciation based upon management’s belief that the straight-line method provides a better matching of costs and revenues. Given our circumstances and the character of our assets and operations, we believe the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the quarter ended June 30, 2005 was to increase net income by approximately $5,000 or $0.001 per share.
4.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)	Three Months Ended 6/30,		Six Months Ended 6/30,
(unaudited, in thousands)	2005	2004	2005	2004

Net income (loss)	$695	$(2,205)	$476	$(3,025)
Other comprehensive income (loss):
Foreign currency translation adjustment	17	4	32	(20)
Unrealized loss on available-for-sale securities	24	—	(85)	—

Comprehensive income (loss)	$736	$(2,201)	$423	$(3,045)

5.	Stock-Based Compensation — At June 30, 2005, we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to SFAS No. 123”, the following table illustrates the effect of net income and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended 6/30,		Six Months Ended 6/30,
(in thousands, except per share data)	2005	2004	2005	2004

Net income (loss), reported	$695	$(2,205)	$476	$(3,025)
Add: stock-based employee compensation included in reported net income (loss)	—	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards	(10)	(10)	(18)	(19)

Pro forma net income (loss)	$685	$(2,215)	$458	$(3,044)

Pro forma net income (loss) per common share basic	$0.15	$(0.49)	$0.10	$(0.68)
Pro forma net income (loss) per common share diluted	$0.15	$(0.49)	$0.10	$(0.68)

6.	Industry Segments — Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2005	2004	2005	2004

Information Technology
Revenue	$3,219	$1,636	$5,095	$4,590
Operating loss	(192)	(1,835)	(1,501)	(2,513)
Industrial Products
Revenue	1,443	1,707	3,146	3,365
Operating income	153	140	442	224

Consolidated Segments
Revenue	$4,662	$3,343	$8,241	$7,955
Operating loss	(39)	(1,695)	(1,059)	(2,289)
A reconciliation of consolidated segment data above to consolidated loss follows:

Consolidated segments operating loss	$(39)	$(1,695)	$(1,059)	$(2,289)
Corporate expenses	(224)	(176)	(484)	(420)

Consolidated operating loss	$(263)	$(1,871)	$(1,543)	$(2,709)
Interest income (expense)	12	(5)	18	(8)
Investment income (loss)	914	(371)	1,956	(371)
Equity in income of affiliates	19	51	36	13
Other income (loss)	13	(9)	21	50

Income (loss) before income tax	$695	(2,205)	488	(3,025)

Income tax provision	—	—	12	—

Net income (loss)	$695	$(2,205)	$476	$(3,025)

Depreciation and Amortization
Information Technology	$69	$95	$133	$218
Industrial Products	62	42	117	83

Consolidated segments	131	137	250	301
Corporate	1	6	7	14

Consolidated depreciation and amortization	$132	$143	$257	$315

Capital Expenditures
Information Technology	$44	$(15)	$57	$1
Industrial Products	173	35	181	104

Consolidated segments	217	20	238	105
Corporate	30	—	30	—

Consolidated capital expenditures	$247	$20	$268	$105

	June 30, 2005	December 31, 2004
	(unaudited)

Identifiable Assets
Information Technology	$5,248	$4,777
Industrial Products	3,341	3,013

Consolidated segments	8,589	7,790
Corporate	5,882	5,114

Consolidated assets	$14,471	$12,904

7.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30		Six Months Ended June 30,
(unaudited)	2005	2004	2005	2004

VISaer Customer A		11%
VISaer Customer B	14%
VISaer Customer C			10%
CoreCard Customer D				16%
ChemFree Customer E		10%

8.	Distribution from ISC Guernsey, Ltd. — In the first and second quarters of 2005, we received additional cash distributions from ISC Guernsey, Ltd in the amount of $1,042,000 and $1,075,000, respectively. Such amounts are reflected in investment income for the three and six month periods ended June 30, 2005. We do not expect to receive any additional distributions related to ISC Guernsey. For further information on the ISC Guernsey transaction, please refer to Note 2 to our Consolidated Financial Statements included in our 2004 Form 10-KSB.
9.	Commitments and Contingencies — Please refer to Note 8 to our Consolidated Financial Statements included in our 2004 Form 10-KSB for a description of our commitments and contingencies.
10.	Write-down of Carrying Value of Investment — During the quarter ended June 30, 2005, we recorded a charge of $76,000 and $85,000, respectively, against the carrying values of our minority investments in privately-held Aderis Pharmaceuticals, Inc. and LanCope, Inc. to reflect our estimate of realizable value. Both entities had recent new financing transactions that indicated a non-temporary diminution in value of the asset.
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
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6 Management’s Discussion and Analysis or Plan of Operation, in the Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.
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
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our four subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful as it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all and two of our software subsidiaries have limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•	Two of our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past four years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a subsidiary’s delivery or customer acceptance under a software contract (which may be out of its control) could have a significant and unpredictable impact on consolidated revenue that we can recognize in a given quarterly or annual period.
Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
From time to time we see promising companies or technologies which may be candidates for acquisition or that we believe are in line with our strategic direction or a particular subsidiary, thus warranting an investment of our time and money in order to build future shareholder value. We recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale of a minority owned company or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
Two of our established subsidiaries, ChemFree and QS Technologies, are cash flow positive on an annual basis. We have also generated cash on an irregular basis related to some investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We presently believe that customer payments on existing and pending software contracts will be sufficient to fund most of the expenses of VISaer’s operations for the foreseeable future and a growing portion of CoreCard’s expenses, although any delays in developing or delivering on software and services may increase their cash requirements.
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.
Revenue — Total revenue in the three and six month periods ended June 30, 2005 was $4,662,000 and $8,241,000, respectively, representing an increase of 39 percent and four percent compared to the respective periods in 2004. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, increased by 58 percent in the three months ended June 30, 2005 but declined by three percent in the six month period ended June 30, 2005, as compared to the same periods in 2004. Product revenue from sales of software licenses represented 49 percent of total product revenue in the three months ended June 30, 2005 compared to only 4 percent of total product revenue in the three months ended June 30, 2004. The increase in software revenue in the three month period of 2005 reflects a combination of new license revenue at the VISaer and QS Technologies subsidiaries and the sale of additional license seats to VISaer’s installed customer base. The increase in software license revenue in the three months ended June 30, 2005 was offset in part by a decrease in product revenue at ChemFree. While revenue from consumable supplies to ChemFree’s installed user base continued to be steady, the number of machines sold to certain distributors in the U.S. and Europe fell short of expectations. The three percent decline in consolidated product revenue in the six month period of 2005 compared to the same period in 2004 is principally due to a decline in the number of machines sold by the ChemFree subsidiary through distribution. In response, ChemFree is adding new distributors that it believes are motivated to reach existing and new markets and is devoting additional resources to sell direct to corporate customers, which management believes will increase the number of machines sold in future periods.
Service revenue generated by the Information Technology segment increased by 18 percent and 14 percent in the three and six month periods ended June 30, 2005, compared to the respective periods in 2004. The revenue growth from services reflects more maintenance and professional services delivered by our VISaer and QS Technologies software subsidiaries due to a larger base of new and existing customers that pay annual maintenance fees and that require other billable professional services.
Cost of Sales — In the three month period ended June 30, 2005, total cost of sales was 40 percent of total revenue compared with 45 percent of total revenue in the same three month period in 2004. Cost of product revenue was 31 percent of product revenue in the second quarter of 2005 compared to 45 percent of product revenue in the second quarter of 2004. The principal reason for the difference is due to a change in product mix between periods. Software license revenue, which has a low cost of sales compared to the ChemFree industrial products, represented 49 percent of product revenue in the three month period ended June 30, 2005 compared to only 4 percent of product revenue in the corresponding period in 2004. The cost of product sales for ChemFree products was 50 percent and 47 percent of ChemFree revenue in the three month periods ended June 30, 2005 and 2004, respectively, reflecting reductions in the cost of direct materials and payroll costs offset by higher freight and depreciation costs. Cost of service revenue as a percentage of service revenue (which relates to the software subsidiaries only) was 53 percent and 45 percent in the three month periods ending June 30, 2005 and 2004, respectively. The increase in 2005 is mainly due to better capturing and allocating employee time to billable professional services.
In the six month periods ended June 30, 2005 and 2004, cost of product revenue as a percentage of product revenue was 35 percent in both periods. The cost of service revenue was 55 percent of service revenue in the six month period ended June 30, 2005 compared to 52 percent in the same period in 2004. The increase in costs in 2005 is mainly due to better capturing and allocating employee time to billable professional services.
Operating Expenses — In the three and six month periods ended June 30, 2005, total consolidated operating expenses decreased by 17 percent and 16 percent, respectively, compared to the corresponding periods in 2004. Consolidated marketing expenses were 13 percent ($86,000) lower in the second quarter of 2005 and 15 percent ($205,000) lower in the year-to-date period in 2005, as compared to the same periods in 2004. The majority of the decline is due to reduced sales and consulting personnel and related travel expenses at our VISaer and CoreCard subsidiaries. Consolidated general and administrative expenses declined by 12 percent ($114,000) and three percent ($50,000) in the three and six month periods ended June 30, 2005, respectively, as compared to the corresponding periods in 2004 due to a combination of miscellaneous items, the largest of which was a decline in legal fees at the ChemFree subsidiary following settlement of a legal matter in mid-year 2004. Consolidated research and development expenses were lower by 20 percent ($427,000) and 21 percent ($900,000) in the three and six months ended June 30, 2005, respectively, compared to the corresponding periods in 2004. Approximately three quarters of the decline in each period reflects lower expenses at VISaer due mainly to the allocation of more personnel cost to billable professional services and the use of fewer third party contractors. The balance of the reduction in R&D expense represents a combination of fewer U.S.-based employees at CoreCard, increased allocation of personnel expense to the cost of professional services at QS Technologies, and lower employee and engineering consulting costs at ChemFree.
Interest Income (Expense) — In the three and six months ended June 30, 2005, we recorded $12,000 and $18,000, respectively, in net interest income compared to $5,000 and $8,000, respectively, in interest expense in the corresponding periods in 2004. The net interest income in 2005 includes interest income recorded at a subsidiary reflecting a finance charge on a customer contract, offset in part by interest expense of $2,000 and $5,000 in the three and six month periods ended June 30, 2005, respectively related to the company’s borrowings under its bank line of credit.
Investment Income (Loss) — We recorded investment income of $914,000 and $1,956,000 in the three and six month periods ended June 30, 2005 compared to an investment loss of $371,000 in the three and six months ended June 30, 2004. The investment income in 2005 reflects cash distributions of $1,042,000 and $1,075,000 received in the first and second quarters of 2005, respectively, related to the ISC Guernsey asset sale completed in June 2004, as explained more fully in Note 8 to this Form 10-QSB. Offset against the 2005 gains are aggregate charges of $161,000 recorded in the second quarter of 2005 to reduce the carrying value of two minority owned investments to their estimated realizable value based on separate financing transactions at each entity during the second quarter.
Equity in Earnings of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $19,000 and $36,000 in net equity in income of affiliate companies in the second quarter and year-to-date periods of 2005 compared to $51,000 and $13,000 in net equity in income of affiliate companies in the same periods in 2004. These results include our pro rata share of the net earnings and losses reported by three affiliate companies (CoreXpand, Alliance Technology Ventures and Horizon Software) in 2005 and five affiliate companies (CoreXpand, Horizon Software, Alliance Technology Ventures, Riverside Software and Cirronet) in 2004.
Other Income (Loss), Net — Other income was $13,000 and $21,000 in the three and six months ended June 30, 2005, respectively. The 2005 amounts reflect net foreign currency exchange gains. In 2004, the year-to-date amount includes recognition of deferred gain of $33,000 related to a prior period sale of a VISaer product line and $17,000 in other miscellaneous income, mainly foreign currency exchange gains.
Income Taxes — For the six months ended June 30, 2005, the tax liability recorded reflects $4,000 in state tax liability at a subsidiary and $8,000 in estimated alternative minimum tax. We did not accrue for any other income tax liability year-to-date in 2005 and we believe our deferred tax assets should be fully reserved given their character and our historical losses.
Liquidity and Capital Resources
Our cash balance at June 30, 2005 was $1,431,000, an increase of $761,000 compared to our cash balance at December 31, 2004. Our principal sources of cash during the six month period ended June 30, 2005 were $2,117,000 in cash distributions related to the ISC Guernsey transaction, as explained in Note 8, and an increase in deferred revenue of $898,000 representing customer payments in advance of revenue recognition. Almost half of the increase in deferred revenue is related to our QS Technologies subsidiary due to annual maintenance contracts that are billed mid-year and recognized over a twelve month period. Our principal use of cash during the six months ended June 30, 2005 was $2,130,000 to support the operations of our corporate office, VISaer and CoreCard. Accounts receivable increased by $661,000, the majority of which reflects customer invoices for annual maintenance contracts beginning in July at the QS Technologies subsidiary.
During the six month period in 2005, unrealized investment losses, a component of accumulated other comprehensive loss in stockholders’ equity, increased by $85,000 due to a decline in the trading price of our holdings of common stock of Anadigics, Inc. [ANAD:NASDAQ].
We may make periodic draws against our bank line of credit as necessary to support any short-term negative cash flow from consolidated operations. Our line of credit expires in September 2005 although we expect to renew it, as we have in the past, on similar terms. However, we do not have a written commitment at this time and there is no assurance that the line of credit will be renewed at all or on terms that are acceptable to us. We believe we have sufficient cash and availability under our line of credit if needed to support any short-term timing differences in consolidated cash flows which may occur from time to time and to provide for our cash requirements for at least the next twelve months.
Beyond 2005, we expect that our liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements, with the use of our credit facility to accommodate short-term needs. Other sources of liquidity include redemption rights with respect to one or more of our minority investments and potential sales of investments, subsidiaries or assets, although the timing and amounts of any such transactions are uncertain and generally not predictable far in advance. We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the

Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-KSB for 2004. During the quarter ended June 30, 2005, we changed the method of depreciation of machinery, equipment, furniture and fixtures as explained more fully in Note 3 to this Form 10-QSB.
Factors That May Affect Future Operations
Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly for our software subsidiaries, revenue tends to be associated with fewer and larger sales than for our industrial products subsidiary. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs, reduce our revenue and increase our cash requirements.

•	Undetected software errors which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	A worsening trend in the financial results, condition or outlook for the commercial aviation industry worldwide which could impact VISaer’s near-term customer purchases, thus increasing its losses and need for cash.

•	The relatively limited sales and marketing experience of our VISaer and CoreCard subsidiaries in their respective markets could cause them to misinterpret or fail to interpret or adjust to a trend in the market or to underestimate the sales cycle time frame.

•	In the Industrial Products market, failure by ChemFree to achieve its budgeted growth in the European market or to reverse the recent decline in sales through its domestic distributor network could cause lower than anticipated sales and profits.

•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue, increased costs and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchase decisions.
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
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders on May 26, 2005, the shareholders reelected Parker H. Petit to serve as a director of the company until the Annual Meeting of Shareholders in 2008. Mr. Petit was elected by a vote of 4,211,747 For and 59,275 Withheld. Other directors whose terms continue after the Annual Meeting of Shareholders are J. Leland Strange, John B. Peatman and James V. Napier.
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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: August 15, 2005	By: /s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 15, 2005	By: /s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer