Form 10QSB
period 2005-09-30
INTELLIGENT SYSTEMS CORP
filed 2005-11-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of October 31, 2005, 4,478,971 shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Item 1. Financial Statements

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Current assets:
Cash	$1,674	$670
Accounts receivable, net	2,133	2,931
Inventories	802	653
Other current assets	360	217
Total current assets	4,969	4,471
Long-term investments	4,907	4,879
Property and equipment, at cost less accumulated depreciation	859	781
Goodwill, net	2,047	2,049
Other intangibles, net	575	699
Other assets, net	17	25
Total assets	$13,374	$12,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$267
Accounts payable	884	867
Deferred revenue	6,029	4,895
Accrued payroll	999	928
Accrued expenses and other current liabilities	777	552
Total current liabilities	8,689	7,509
Long-term liabilities	238	310
Commitments and contingencies (Note 9)
Minority interest	1,516	1,516
Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at September 30, 2005 and December 31, 2004	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(80)	(124)
Accumulated deficit	(15,444)	(14,762)
Total stockholders’ equity	2,931	3,569
Total liabilities and stockholders’ equity	$13,374	$12,904

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Products	$1,637	$4,291	$6,520	$9,303
Services	1,641	6,125	4,998	9,068
Total revenue	3,278	10,416	11,518	18,371
Cost of sales
Products	735	1,054	2,466	2,843
Services	787	2,775	2,636	4,292
Total cost of sales	1,522	3,829	5,102	7,135
Operating expenses
Marketing	457	634	1,599	1,981
General & administrative	951	996	2,710	2,805
Research & development	1,742	1,684	5,044	5,885
Income (loss) from operations	(1,394)	3,273	(2,937)	565
Other income (expense)
Interest income (expense), net	1	2	20	(6)
Investment income (loss), net	(48)	1,728	1,908	1,357
Equity in income of affiliate companies	358	46	393	59
Other income (loss), net	(22)	(33)	(1)	17
Income (loss) before income tax provision	(1,105)	5,016	(617)	1,992
Income tax provision	53	—	65	—
Net income (loss)	$(1,158)	$5,016	$(682)	$1,992
Basic net income (loss) per share	$(0.26)	$1.12	$(0.15)	$0.44
Diluted net income (loss) per share	$(0.26)	$1.09	$(0.15)	$0.43
Basic weighted average shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average shares outstanding	4,478,971	4,584,210	4,478,971	4,585,742

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2005	2004

OPERATIONS:
Net income (loss)	$(682)	$1,992
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	382	432
Deferred gain recognized	—	(34)
Investment income	(1,908)	(1,357)
Equity in income of affiliate companies	(393)	(59)
Changes in operating assets and liabilities
Accounts receivable	798	(584)
Inventories	(149)	44
Other current assets	(143)	(87)
Other non-current assets	8	(12)
Accounts payable	17	154
Deferred revenue	1,134	(2,970)
Accrued payroll	71	(344)
Accrued expenses and other current liabilities	153	388
Net cash used for operating activities	(712)	(2,437)

INVESTING ACTIVITIES:
Proceeds related to sale of investments	2,243	2,645
Distributions from long-term investments	28	180
Repayments under notes receivable	—	15
Purchases of intangible assets	(6)	—
Purchases of property and equipment	(329)	(178)
Net cash provided by investing activities	1,936	2,662

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	836	1,835
Repayments under short-term borrowing arrangements	(1,103)	(1,960)
Net cash used for financing activities	(267)	(125)

Effects of exchange rate changes on cash	47	(18)
Net increase in cash	1,004	82
Cash at beginning of period	670	1,133
Cash at end of period	$1,674	$1,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7	$6

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.

2.
The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2005 and 2004. The interim results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2004, as filed in our annual report on Form 10-KSB.

3.
Change in Accounting Policy - Effective April 1, 2005, we changed our method of depreciation for machinery, equipment, furniture and fixtures placed in service after March 31, 2005 to the straight-line method. This change was applied on a prospective basis to assets acquired after that date. Our previous policy of depreciation for additions of such assets was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using accelerated methods. We changed our method of depreciation based upon management’s belief that the straight-line method provides a better matching of costs and revenues. Given our circumstances and the character of our assets and operations, we believe the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the quarter ended September 30, 2005 was to reduce the net loss by approximately $3,000 or $0.001 per share ($8,000 or $0.002 per share since April 1, 2005.)

4.
Stock-Based Compensation - At September 30, 2005, we had two stock-based compensation plans. We account for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The intrinsic value recognition is measured by the difference between the exercise price and the market value of the underlying securities. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment to SFAS No. 123”, the following table illustrates the effect of net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

	Three Months Ended 9/30,		Nine MonthsEnded 9/30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income (loss), reported	$(1,158)	$5,016	$(682)	$1,992
Add: stock-based employee compensation included in reported net income (loss)	—	—	—	—
Deduct: stock-based compensation expense determined under fair value based method for all awards	(10)	(10)	(28)	(30)
Pro forma net income (loss)	$(1,168)	$5,006	$(710)	$1,962
Pro forma net income (loss) per common share, basic	$(0.26)	$1.12	$(0.16)	$0.44
Pro forma net income (loss) per common share, diluted	$(0.26)	$1.09	$(0.16)	$0.43

5.
Industry Segments - Our consolidated subsidiaries are involved in two industry segments: Information Technology products and services, and Industrial Products. Operations in Information Technology products and services include development and sales of software licenses and related professional services and software maintenance contracts provided through three subsidiaries: QS Technologies, Inc., VISaer, Inc., and CoreCard Software, Inc. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washing systems by our ChemFree Corporation subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating profit (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, notes receivable and investments. The table following contains segment information for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2005	2004	2005	2004
Information Technology
Revenue	$1,862	$9,072	$6,956	$13,662
Operating income (loss)	(1,221)	3,615	(2,722)	1,099
Industrial Products
Revenue	1,416	1,344	4,562	4,709
Operating income (loss)	31	(129)	473	95
Consolidated Segments
Revenue	$3,278	$10,416	$11,518	$18,371
Operating income (loss)	(1,190)	3,486	(2,249)	1,194

A reconciliation of consolidated segment data above to consolidated income (loss) follows:

Consolidated segments operating income (loss)	$(1,190)	$3,486	$(2,249)	$1,194
Corporate expenses	(204)	(213)	(688)	(629)
Consolidated operating income (loss)	$(1,394)	$3,273	$(2,937)	$565
Interest income (expense)	1	2	20	(6)
Investment income (loss)	(48)	1,728	1,908	1,357
Equity in income of affiliates	358	46	393	59
Other income (loss)	(22)	(33)	(1)	17
Income (loss) before income tax	$(1,105)	$5,016	$(617)	$1,992
Income tax provision	53	—	65	—
Net income (loss)	$(1,158)	$5,016	$(682)	$1,992

Depreciation and Amortization
Information Technology	$63	$61	$197	$279
Industrial Products	59	49	176	132
Consolidated segments	122	110	373	411
Corporate	2	8	9	21
Consolidated depreciation and amortization	$124	$118	$382	$432
Capital Expenditures
Information Technology	$44	$15	$101	$16
Industrial Products	14	55	194	160
Consolidated segments	58	70	295	176
Corporate	3	3	34	2
Consolidated capital expenditures	$61	$73	$329	$178

	September 30, 2005	December 31, 2004
	(unaudited)
Identifiable Assets
Information Technology	$4,259	$4,777
Industrial Products	3,266	3,013
Consolidated segments	7,525	7,790
Corporate	5,849	5,114
Consolidated assets	$13,374	$12,904

6.
Comprehensive Income (Loss) - In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)	Three Months Ended 9/30,		Nine Months Ended 9/30,
(unaudited, in thousands)	2005	2004	2005	2004
Net income (loss)	$(1,158)	$5,016	$(682)	$1,992
Other comprehensive income (loss):
Foreign currency translation adjustment	15	2	47	(18)
Unrealized income (loss) on available-for-sale securities	82	(13)	(3)	(13)
Comprehensive income (loss)	$(1,061)	$5,005	$(638)	$1,961

7.
Concentration of Revenue - The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30,
(unaudited)	2005	2004	2005	2004
VISaer Customer A	—	72%	—	41%
VISaer Customer B	12%	—	11%	—
ChemFree Customer C	10%	—	—	—

8.
Distributions from ISC Guernsey, Ltd. - In the first and second quarters of 2005, we received cash distributions from ISC Guernsey, Ltd. in the amount of $1,042,000 and $1,075,000, respectively. Such amounts are reflected in investment income for the nine month period ended September 30, 2005. We do not expect to receive any additional distributions related to ISC Guernsey. For further information on the ISC Guernsey transaction, please refer to Note 2 to our Consolidated Financial Statements included in our 2004 Form 10-KSB.

9.	Commitments and Contingencies - Please refer to Note 8 to our Consolidated Financial Statements included in our 2004 Form 10-KSB for a description of our commitments and contingencies.

10.
Write-down of Carrying Value of Investment - During the quarter ended June 30, 2005, we recorded a charge of $76,000 and $85,000, respectively, against the carrying values of our minority investments in privately-held Aderis Pharmaceuticals, Inc. and LanCope, Inc. to reflect our estimate of realizable value. Both entities had recent new financing transactions that indicated a non-temporary diminution in value of the asset. Such amounts are reflected in net investment income for the nine months ended September 30, 2005.

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

We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our four subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be particularly meaningful as it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

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

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries usually generate an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable, mainly due to significant research and development expense that is incurred to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, an important element of our business model is being proactive in identifying emerging technologies, markets or companies that may advance our interests. From time to time we see promising companies or technologies which may be candidates for acquisition or that we believe are in line with our strategic direction or a particular subsidiary, thus warranting an investment of our time and money in order to build future shareholder value. We recognize on a quarterly basis our pro rata share of the income or losses of minority-owned affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale of a minority owned company or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

Two of our established subsidiaries, ChemFree and QS Technologies, are cash flow positive on an annual basis. We have also generated cash on an irregular basis related to some investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard and VISaer subsidiaries. Customer payments on existing and pending software contracts for licenses, professional services and maintenance support have covered a growing portion of Visaer’s and CoreCard’s expenses, although delays in developing or delivering on software and services may increase their cash requirements. Presently, both VISaer and CoreCard are behind schedule for delivering software on several important contracts for a variety of reasons. These delays have pushed out certain milestone payments.

Results of Operations

A comparison of the financial results for the three and nine month periods in 2005 and 2004 is skewed because of a significant, multi-year contract at our VISaer subsidiary in the third quarter of 2004 that was much larger in revenue and profit contribution than any other historical or anticipated contract at VISaer and our other subsidiaries. The single contract contributed revenue of $7.5 million and profit contribution of $4.9 million in the three and nine-month periods in 2004. Because of this unusually large contract, the comparisons of revenue and profits between periods is not particularly meaningful or indicative of future results of operations. The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue - Total revenue in the three and nine month periods ended September 30, 2005 was $3,278,000 and $11,518,000, respectively, compared to revenue of $10,416,000 and $18,371,000 in the corresponding periods in 2004. The three and nine month figures for 2004 include revenue of $7,452,000 related to the large VISaer contract. Excluding that single contract, total revenue for the three and nine month periods ended September 30, 2004 would have been $2,964,000 and $10,919,000, respectively, and our third quarter and year-to-date 2005 results would have reflected total revenue growth of 11 percent and five percent, respectively, compared to the same periods in 2004.

Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was significantly lower in the three and nine months ended September 30, 2005 as compared to the same periods in 2004, principally due to the inclusion of software license revenue of $2,656,000 in 2004 related to the single VISaer contract discussed above. Excluding the VISaer contract in 2004, third quarter 2005 product revenue would have been approximately the same as in the third quarter of 2004. During the third quarter of 2005, our Industrial Products segment experienced modest revenue growth in all three major product categories: machines, consumable supplies and lease income. A slight decline in Industrial Products revenue in the nine month period of 2005 compared to the same period in 2004 is principally due to a decline in the number of machines sold through domestic U.S. distributors. In response, ChemFree is adding new distributors and sales reps that it believes are motivated to reach existing and new markets and to sell direct to corporate customers, which management believes will increase the number of machines sold in future periods.

Service revenue generated by the Information Technology segment declined by 73 percent and 45 percent in the three and nine month periods ended September 30, 2005, compared to the corresponding periods in 2004. The revenue decline from services reflects the fact that the 2004 results include $4,796,000 of professional services related to the single VISaer contract as discussed earlier. Excluding that 2004 contract, the company would have shown an increase of 17 percent and 11 percent in service revenue for the three and nine month periods of 2005, respectively, compared to the same periods in 2004, due to a larger base of new and existing customers that pays annual maintenance fees and that requires other billable professional services.

Cost of Sales - In the three month period ended September 30, 2005, total cost of sales was 54 percent of total revenue compared with 37 percent of total revenue in the same three month period in 2004. Cost of product sales was 45 percent of product revenue in the third quarter of 2005 compared to 25 percent of product revenue in the third quarter of 2004. The principal reason for the difference is due to a change in product mix between periods. Software license revenue, which has a low cost of sales compared to the ChemFree industrial products, represented a significantly greater proportion of product revenue in the three month period last year as a result of the large VISaer contract, thus contributing to a lower cost of product sales in the third quarter last year as compared to this year. The cost of product sales as a percentage of product revenue for ChemFree products was three percentage points lower in the three month period ended September 30, 2005 as compared to the same period in 2004, reflecting reductions in the cost of direct materials and production overhead as a percent of revenue. Cost of service sales as a percentage of service revenue (which relates to the software subsidiaries only) was 48 percent and 45 percent in the three month periods ending September 30, 2005 and 2004, respectively. The relative increase in 2005 is mainly due to the fact that the cost of services related to the large VISaer contract in 2004 had a lower average cost than for other, smaller services contracts in 2005.

In the nine month periods ended September 30, 2005 and 2004, cost of product sales as a percentage of product revenue was 38 percent and 31 percent, respectively. The cost of service sales was 53 percent of service revenue in the nine month period ended September 30, 2005 compared to 47 percent in the same period in 2004. The increase in costs in 2005 is mainly due to the lower average costs associated with the VISaer contract in 2004 as discussed above and, to a lesser extent, better capturing and allocating employee time to billable professional services in 2005.

Operating Expenses - In the three and nine month periods ended September 30, 2005, total consolidated operating expenses decreased by five percent and 12 percent, respectively, compared to the corresponding periods in 2004. Consolidated marketing expenses were 28 percent ($177,000) lower in the third quarter of 2005 and 19 percent ($382,000) lower in the year-to-date period in 2005, as compared to the same periods in 2004. The majority of the decline is due to reduced sales and consulting personnel and related travel expenses at our VISaer subsidiary and to a lesser extent at the ChemFree and CoreCard subsidiaries. Consolidated general and administrative expenses declined by five percent ($45,000) and three percent ($95,000) in the three and nine month periods ended September 30, 2005, respectively, as compared to the corresponding periods in 2004 due to a combination of miscellaneous items at our subsidiaries and corporate offices. Consolidated research and development expenses were three percent ($58,000) higher in the third quarter of 2005 than in the third quarter of 2004 but were 14 percent lower year-to-date in 2005 compared to the same period in 2004. The third quarter 2005 increase is mainly due to adding a significant number of additional technical personnel at CoreCard’s off-shore operations in India and Romania. The decline in the year-to-date research and development expense in 2005 reflects lower expenses at VISaer due mainly to the use of fewer third party contractors in 2005, offset in part by increased headcount at CoreCard’s off-shore operations.

Interest Income (Expense) - In the nine months ended September 30, 2005, we recorded $20,000 in net interest income compared to $6,000 in interest expense in the corresponding period in 2004. The net interest income in 2005 reflects mainly interest income recorded at a subsidiary related to a finance charge on a customer contract, net of interest expense of $6,000 on borrowings under the company’s bank line of credit. The interest expense in 2004 reflects interest on borrowings under the company’s bank line of credit.

Investment Income (Loss) - We recorded an investment loss of $48,000 and net investment income of $1,908,000 in the three and nine month periods ended September 30, 2005, respectively, compared to net investment income of $1,728,000 and $1,357,000 in the three and nine months ended September 30, 2004, respectively. The investment loss of $48,000 in the third quarter of 2005 reflects the sale of the company’s holdings in publicly traded securities that were received in a prior period sale of a minority-owned company. The investment gains reported year-to-date 2005 reflect cash distributions aggregating $2,117,000 received in the first half of 2005 related to the ISC Guernsey asset sale completed in June 2004, as explained more fully in Note 8 to this Form 10-QSB. Offset against the 2005 gains are aggregate charges of $161,000 recorded in the second quarter of 2005 to reduce the carrying value of two minority owned investments to their estimated realizable value and the $48,000 investment loss recorded in the third quarter of 2005. In the three and nine month periods of 2004, the principal component of investment income is $1,567,000 from the first distribution related to the ISC Guernsey asset sale completed in June 2004.

Equity in Income of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $358,000 and $393,000 in net equity in income of affiliate companies in the third quarter and year-to-date periods of 2005 compared to $46,000 and $59,000 in net equity in income of affiliate companies in the same periods in 2004. These results include our pro rata share of the net earnings and losses reported by three affiliate companies (CoreXpand, Alliance Technology Ventures and Horizon Software) in 2005 and five affiliate companies (CoreXpand, Horizon Software, Alliance Technology Ventures, Riverside Software and Cirronet) in 2004. The principle reason for the significant increase in equity in earnings of affiliates in 2005 is due to increased profitability at Horizon Software.

Other Income (Loss), Net - We recorded other losses of $22,000 and $1,000 in the three and nine months ended September 30, 2005, respectively, compared to a loss of $33,000 in the three month period in 2004 and income of $17,000 in the nine month period in 2004. The 2005 amounts reflect net foreign currency exchange losses. In 2004, the third quarter amount reflects foreign currency exchange losses whereas the year-to-date income includes recognition of deferred gain of $34,000 related to a prior period sale of a VISaer product line and $17,000 in other net miscellaneous losses, mainly foreign currency exchange losses.

Income Taxes - For the three and nine months ended September 30, 2005, the tax liability recorded reflects estimated state tax liability at a subsidiary and $8,000 in estimated alternative minimum tax. We did not accrue for any other income tax liability year-to-date in 2005 as we have sufficient net tax operating loss carryforwards to offset any taxable income. At this time, we believe our deferred tax assets should be fully reserved given their character and our historical losses.

Liquidity and Capital Resources

Our cash balance at September 30, 2005 was $1,674,000, an increase of $1,004,000 compared to our cash balance at December 31, 2004. Our principal sources of cash during the nine month period ended September 30, 2005 were $2,117,000 in cash distributions related to the ISC Guernsey transaction, as explained in Note 8, a reduction in accounts receivable of $798,000 and an increase in deferred revenue of $1,134,000 representing customer payments in advance of revenue recognition. Slightly more than half of the increase in deferred revenue is related to our VISaer subsidiary and the balance is spread between our QS Technologies and CoreCard subsidiaries. Our principal uses of cash during the nine months ended September 30, 2005 were $2,621,000 to support the operations of VISaer and CoreCard, $267,000 to pay off our revolving bank line of credit and $149,000 to increase inventory to support a new product roll-out at ChemFree.

We may make periodic draws against our bank line of credit as necessary to support any short-term negative cash flow from consolidated operations. We renewed our line of credit in September 2005 on essentially the same terms as the expiring line, except that the line was increased to $2,000,000 from $1,500,000. We believe we have sufficient cash and availability under our line of credit if needed to support any short-term timing differences in consolidated cash flows which may occur from time to time and to provide for our cash requirements for at least the next twelve months.

Beyond 2005, we expect that our liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements, with the use of our credit facility to accommodate short-term needs. However, delays in completing our software products or customer implementations could increase our needs for cash in excess of our current estimates. Other sources of liquidity include redemption rights with respect to one or more of our minority investments and potential sales of investments, subsidiaries or assets, although the timing and amounts of any such transactions are uncertain and generally not predictable far in advance. We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2004. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-KSB for 2004. Effective April 1, 2005, we changed the method of depreciation of machinery, equipment, furniture and fixtures as explained more fully in Note 3 to this Form 10-QSB.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because several of our subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly for our software subsidiaries, revenue tends to be associated with fewer and larger sales than for our industrial products subsidiary. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity. Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•
Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs, reduce our revenue and increase our cash requirements. Presently both VISaer and CoreCard are behind on software development, testing and quality assurance for two key customer contracts.

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

•
In the Industrial Products market, failure by ChemFree to achieve its budgeted growth in international markets or to reverse the stagnation in sales through its domestic distributor network could cause lower than anticipated sales and profits.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective. There were no changes in the company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3(i)
Amendedand Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 14, 2005	By:	/s/ J. Leland Strange
J. Leland Strange Chief Executive Officer, President

Date: November 14, 2005	By:	/s/ Bonnie L. Herron
Bonnie L. Herron Chief Financial Officer