Form 10KSB
period 2005-12-31
INTELLIGENT SYSTEMS CORP
filed 2006-03-31
CIK 320340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Check whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Exchange Act. ☐
Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of Exchange Act from their obligations under those sections.
Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State registrant’s revenue for its most recent fiscal year. $16,097,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of February 28, 2006, 4,478,971 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 28, 2006 was $7,117,200 (computed using the closing price of the Common Stock on February 28, 2006 as reported by the American Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I
Forward-Looking Statements
In addition to historical information, this Form 10-KSB may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analysis and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis in Item 6 of this Form 10-KSB. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
ITEM 1. BUSINESS
Overview
Intelligent Systems Corporation, a Georgia corporation, and its predecessor companies have operated since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms “company”, “we”, “ours” and similar words to refer to Intelligent Systems Corporation. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our Securities and Exchange Commission (“SEC”) reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.
Since the early 1980’s, we have conducted our operations principally through majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Depending upon the needs of each company, we may undertake a variety of roles including day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative roles, and similar functions. Currently, our subsidiary and affiliate companies are primarily in the information technology industry (principally software for business applications) although one of our subsidiary companies is in the industrial products industry. A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, an important element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. From time to time, we see promising companies or technologies that may be candidates for acquisition or that we believe are in line with our corporate or subsidiary strategic direction, thus warranting an investment of our time and money in order to build future shareholder value. In addition, from time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time, our results of operations vary considerably from quarter-to-quarter and year-to-year, and our past performance is not necessarily indicative of future results.
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
Intelligent Systems Corporation

Industry Segments Overview
Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology Products and Services segment includes our VISaer, Inc., QS Technologies, Inc. and CoreCard Software, Inc. subsidiaries and the Industrial Products segment includes ChemFree Corporation. As of December 31, 2005, we own 100 percent of our ChemFree and QS Technologies subsidiaries, 79 percent of VISaer and 87 percent of CoreCard Software.
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
Our individual operations in both segments are relatively small in size and are subject to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and margins. The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in ChemFree’s European business in late summer. The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries, organized by industry segment and by company. For further detailed financial information concerning our segments, see Note 15 in the accompanying Notes to Consolidated Financial Statements. For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis in Item 6 of this Form 10-KSB.
Industry Segment: Information Technology Products and Services
VISaer, Inc. - VISaer develops, sells and supports software for the world-wide aircraft maintenance and engineering industry. VISaer offers a fully integrated, real time software solution that helps aviation customers efficiently and cost-effectively manage the technical, commercial and operational aspects of their maintenance, repair and overhaul (“MRO”) operations while also meeting regulatory requirements, such as those of the Federal Aviation Administration. Headquartered in Andover, Massachusetts, VISaer also has employees in England to support customer service and sales activities in Europe and a small technical and project management team in Australia. VISaer’s product offering includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. In 2004 and 2005, VISaer focused on developing and delivering to initial customers the “go-live” Version 3.4 release of its software, which was achieved in late 2005. VISaer did not allocate significant resources to new sales and marketing programs in 2005 although it delivered a significant amount of professional services and maintenance support to its existing base of customers in 2005 and expects to do so again in 2006.
The overall industry effects of the terrorist attacks of 2001, the hostilities in the Middle East, and the financial turmoil experienced by some large domestic carriers appear to have moderated. Regulatory requirements continue to dictate that airlines manage their MRO processes carefully. There is increased pressure to improve and automate MRO business processes, materials and asset utilization, record-keeping and compliance reporting. VISaer’s software products provide a comprehensive, cost-effective way to do so. We believe significant sales opportunities exist in North America as well as in the Asian Pacific, Latin American and Chinese markets. These markets include MRO service outsourcing companies, low-cost airlines, small to mid-size domestic regional airlines and IT services hosting companies.
Intelligent Systems Corporation

VISaer markets and sells its software in both domestic and international markets. International customers represented 68 percent of VISaer revenue in 2005 and have traditionally represented a significant part of VISaer’s revenue. The markets for VISaer products include both airline-owned maintenance and engineering shops as well as third party MRO organizations. VISaer’s sales are direct to the customer with VISaer providing a turnkey solution that covers project management, software, system implementation, training, consulting and support. In most cases, sales are made in response to competitive bids and requests for proposals and have sales cycles of six to eighteen months with implementation periods of an additional six to eighteen months. VISaer provides a full suite of implementation services and post-sales support and maintenance activities under annual contracts, as well as customization and professional services on an as needed basis. VISaer has a number of competitors, some of whom offer MRO software as part of a broader enterprise resource planning package and who have more financial resources, larger customer bases and greater market coverage than VISaer. Other competitors are small players focused on MRO solutions with resources similar to VISaer. VISaer competes on the basis that its software provides extensive product functionality using Web-native technology; provides low cost-of-ownership; includes integrated modules offering a complete software and service solution; and runs on industry standard technology platforms. VISaer believes that its Version 3 Web-native software is a strong competitive offering, although any technical or quality problems that arise could delay the product’s implementation and negatively impact customer acceptance and references.
QS Technologies, Inc. - QS Technologies operates mainly from its Greenville, South Carolina location, providing both health and human services and vital records software, along with maintenance and support services to its installed customer base as well as to new customers. QS Technologies’ products allow public health and government agencies to capture, analyze and manage client information such as immunization, maternal health, and birth and death records. The market includes local, state and federal public health agencies nationwide as well as other government agencies, hospitals and clinics. Our vital records software is typically sold to a government department that is implementing the software state-wide, compared with the market for health and human services software which includes smaller, local city and county jurisdictions as well. QS Technologies competes against a number of other software companies, many of which are small vendors like itself and some of which are larger with access to greater resources. QS Technologies competes on the basis of product functionality and value, reputation for customer service, and knowledge of market requirements acquired through more than twenty-five years in the market. Sales are typically made in response to competitive bids and may take six to twelve months before contracts are awarded. Demand for our products and the timing of contract awards is impacted by general economic conditions as well as customer-specific factors such as preferred technology platform, product specifications, state and local budgets, and program priorities, over which QS Technologies has little control. Typically, QS Technologies provides its customers with post-sales service and support under annual contracts that often renew for multiple years after the initial software license fee is earned. QS Technologies has expanded its health and human services product line, marketed under the Insight name, and added a vital records (birth and death) software product and web-based capabilities. As anticipated, the level of new Requests for Proposals (“RFP”) activity in 2004 and a pipeline of new business opportunities at the beginning of 2005 resulted in revenue and profit growth in 2005 as compared with 2004 for QS Technologies. In addition, as new customers purchase our products each year, we benefit from an increase in subsequent years in the amount of revenue generated from renewing contracts for annual maintenance services. The new RFP activity in 2005 resulted in the award of several new contracts that will be delivered in 2006 and is creating a reasonable pipeline of new business opportunities, although contracts awards and timelines are always subject to changes in state and federal budgets and funding.
CoreCard Software, Inc. - CoreCard Software was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops, and markets software to accounts receivable businesses, banks, credit unions, and retailers to manage their credit and debit card, merchant, fleet, loyalty, and accounts receivable accounts. After more than seven years of product development (including prior to the spin-off), in 2003 CoreCard completed the first major installation of its CoreISSUE™ and CoreCOLLECT™ application modules, based on its proprietary CoreENGINE™ architecture, at a major catalog retail customer and recognized its first significant revenue in early 2004. CoreCard products allow financial institutions and commercial customers to optimize their account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial software allows customers to automate, streamline and optimize business processes associated with the set-up, administration and management of credit card, merchant and loan accounts, to process transactions and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than mini or mainframe computers, customers benefit from a lower overall cost-of-ownership, scalability, faster implementations and increased flexibility to respond to market conditions. CoreCard’s product functionality includes embedded multilingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, unlimited account hierarchies, and flexible, customer-defined pricing and payment terms.
Intelligent Systems Corporation

CoreCard’s initial target markets include accounts receivable businesses, small and mid-size banks, business to business payment processors, and retail and private-label issuers in the United States and in emerging international markets. CoreCard competes with third-party card processors, larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard has relatively limited sales and marketing experience compared to some of its competitors and potential customers may choose to outsource their account transaction processing rather than acquire software to manage their transactions in-house, which could impact negatively the total addressable market for CoreCard. One challenge facing most new software companies is overcoming the reluctance of risk-adverse financial customers to acquire software from a company with limited customer installations. Certain of CoreCard’s competitors, including processors, may have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing customers with a next-generation technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe that CoreCard’s products can be configured and deployed to address problems in managing certain types of financial transactions that are not being addressed by other alternatives. Like most emerging software companies, CoreCard is focusing its extensive development and limited sales activities on establishing a growing base of referenceable, satisfied customers. CoreCard’s non-compete restrictions, that related to the earlier spin-off from PaySys International and that limited certain activities and services CoreCard could engage in, will expire in April 2006.
CoreCard licenses its software products typically for a one-time license fee or, in some cases, for an initial installation charge and a per transaction fee. It provides maintenance and support services under annual contracts, as well as professional services on an as needed basis for customization, implementation and training activities. Generally, CoreCard expects to sell its products directly to its customers in the domestic U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard completed the initial functionality in its core software modules, CoreISSUE™, CoreFRAUD™ and CoreCOLLECT™ in 2003, developed further enhancements in 2004, and in 2005 delivered its first CoreACQUIRE™ functionality as well as product enhancements to its existing products. In 2006, CoreCard expects to develop additional software functionality and complete several new customer implementations. However, delays or problems in completing, testing and delivering CoreCard’s new products could adversely affect customer acceptance and references.
Industrial Products Segment
ChemFree Corporation - Our only subsidiary in the Industrial Products segment is ChemFree Corporation. ChemFree designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. SmartWashers® use an advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher® system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.
ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA and Barnes Group in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors represented nine percent and six percent of our consolidated revenue in 2005 and 2004, respectively, and 23 and 22 percent of our Industrial Products Segment revenue in 2005 and 2004, respectively. Part of ChemFree’s revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.
ChemFree competes with larger, established companies that offer solvent-based systems, other small companies using aqueous-based systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less
Intelligent Systems Corporation

burdensome regulatory compliance, and price. ChemFree believes that overall market demand for its products could increase significantly if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, continue to become increasingly stringent and such regulations are enforced effectively by state, local and national governments.
Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various manufacturers and performs final assembly and testing at its own facility. While it is possible to acquire subassemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds. In some cases, manufacturers of molded parts establish minimum quantities that may require ChemFree to purchase and carry in inventory a larger number of such parts than ChemFree would otherwise order without such minimum quantities.
Incubator Program
For over fifteen years, we have operated the Gwinnett Innovation Park (formerly called the Intelligent Systems Incubator) at our corporate facility in a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, business advice and planning, and a network of professional services. Income from incubator companies reduces our total corporate facility and personnel costs. Because we have a large facility, we are able to offer the benefits of the incubator program to companies in which we have no ownership interest. We view this program as a way to stay abreast of new business opportunities and trends which may be of benefit to our company while simultaneously contributing to our local community in a very positive way.
Minority-Owned Partner Companies
A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, an important element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. Accordingly, we seek to identify companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and expect to continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Currently, our two largest investments are:
•	A 17 percent interest in Horizon Software International, LLC, a leading provider of software and systems to manage the food service operations of primary and secondary education, college, medical and military facilities.

•	A 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a software services company with an e-commerce application that allows customers to centralize and control purchases of supplies and consumables through an online company “store”. CoreXpand is located in our Gwinnett Innovation Park.
Research and Development
We spent $6.8 million and $7.6 million in the years ended December 31, 2005 and 2004, respectively, on company sponsored research and development. During the years ended December 31, 2005 and 2004, approximately 87 percent of our consolidated research and development expense related to VISaer and CoreCard, with the balance spent mainly for development projects at QS Technologies and, to a small extent, at ChemFree. In 2005, the Information Technology segment (which excludes ChemFree) spent $639,000 less on software development than in 2004. Although the absolute dollar amount declined, the number of employees involved in company-wide research and development increased in 2005 as the company added development and testing employees in Romania and India, principally for CoreCard Software projects, at a lower cost per employee than in the domestic workforce. At VISaer, costs were lower due to a reduced use of third party contractors, and reassignment of some software developers to customer support and professional services activities.
Intelligent Systems Corporation

Patents, Trademarks and Trade Secrets
Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bioremediation used in the SmartWasher® system. ChemFree considers these patents an important component of its overall business strategy. Furthermore, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has several pending patent applications covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, ChemFree™, VISaer™, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, and others.
Personnel
As of February 28, 2006, we had 205 full-time equivalent employees in our company (including our majority-owned subsidiaries in the United States and foreign countries). Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.
Financial Information About Geographic Areas
Refer to Note 14 to the Consolidated Financial Statements for financial information in response to this item. We do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this annual report.
ITEM 2. PROPERTIES
At February 28, 2006, we have leases covering approximately 61,000 square feet in Norcross, GA, 5,800 square feet in Greenville, SC, and 12,000 square feet in Andover, MA, to house our product development, manufacturing, sales, service and administration operations, as well as product development offices in Romania and India. Such leases expire at various dates through February 2011. Approximately 10 percent of the space we lease in Norcross is subleased to non-affiliated businesses in our small business incubator. We believe our facilities are adequate for the foreseeable future.
ITEM 3. LEGAL PROCEEDINGS
Our ChemFree subsidiary devotes considerable resources, including management time and legal fees, to protect its rights in various patents and related contracts and expects to continue to do so in the foreseeable future. From time to time, these efforts involve initiating legal action such as the two actions described in this section. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in any such actions although there can be no assurance that they will be resolved in its favor.
In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses and a counterclaim. The case is pending and no trial date has been set.
In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. The case is pending.
Intelligent Systems Corporation

From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER REPURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol “INS”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

Year Ended December 31,	2005		2004
	High	Low	High	Low

1st Quarter	$4.52	$2.02	$2.80	$1.62
2nd Quarter	2.54	1.96	2.53	1.78
3rd Quarter	3.20	2.01	2.09	1.60
4th Quarter	3.61	2.00	2.52	1.91
We had 357 shareholders of record as of February 28, 2006. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has in the past paid cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from the bank. See Note 5 to the Consolidated Financial Statements.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of December 31, 2005:

	Number of securities to
	be issued upon exercise	Weighted average exercise	Number of securities
	of outstanding options,	price of outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by security holders	152,680	$2.29	350,000
Equity compensation plans not approved by security holders	86,000	$3.04	108,000

Total	238,680	$2.56	458,000

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
Intelligent Systems Corporation

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
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer, and there are no remaining future obligations. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.
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
Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Many of the companies in which we hold non-control, minority positions are backed by venture capital, and the value of our investment may be impacted by the amount, terms and valuation of the investee’s financial transactions with third party venture funds or the terms of the sale of the investee company to a third party. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For instance, this could occur if the investee company is sold for less than our pro rata carrying value or if a new round of funding is at a lower valuation than our investment was made or if the financing terms for the new investors (such as preferences on liquidation) otherwise reduce the estimated value of our investment. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable or quantifiable in advance.
Intelligent Systems Corporation

Valuation of Intangibles - From time to time in the past, we have acquired companies and we may do so in the future. Occasionally, we may increase our ownership or control of an entity from a minority to a majority position, which generally is treated as an acquisition for accounting purposes. Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions may result in the allocation of a portion of the purchase price to goodwill and other intangible assets. Additionally, we may acquire an intangible asset through other means, such as occurred in August 2004, when our ChemFree subsidiary acquired intellectual property assets in settlement of long-standing legal matters, as explained in more detail in Note 8 to the Consolidated Financial Statements. We recorded the addition of $458,000 in intangible assets in 2004 related to the ChemFree intellectual property assets which are being amortized over a ten year period. We did not acquire any companies in 2005 or 2004 and no write-downs with respect to goodwill or other intangibles occurred in 2005 or 2004.
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
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, customization, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our four subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all. Moreover, two of our software subsidiaries have very limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•	Two of our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for at least the past four years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even minor delays in a subsidiary’s delivery under a software contract (which may be out of their control) could have a significant and unpredictable impact on the consolidated revenue that we can recognize in a given quarterly or annual period.

•	Acquisitions or sales of subsidiaries may affect our revenue and expense levels.
Intelligent Systems Corporation

•	Customers may decide to postpone or cancel a planned implementation of our software for any number of reasons, which may be unrelated to our software features or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.
Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our four subsidiaries’ expenses and the corporate office expenses. Our ChemFree and QS Technologies subsidiaries generate an operating profit on an annual basis but our earlier stage subsidiaries, VISaer and CoreCard, are not consistently profitable on a quarterly or annual basis, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis, if at all, as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
We also frequently generate income or losses from non-consolidated companies and we may do so from time to time in the future. Occasionally we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
In recent years, most of our cash has been generated on an irregular basis from sales of our investments in early stage technology companies. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries, although our funding in 2005 was lower than for 2004. We do not expect to invest the same level of cash in the future in these two entities and presently believe that customer payments on existing and pending software contracts will be sufficient to fund most of the cash requirements of the VISaer and CoreCard operations in 2006, although the timing of cash receipts is expected to be irregular on a monthly basis. If the business or cash flow of either subsidiary does not develop as anticipated, we may need to scale back or restructure their operations or find alternative sources of funding.
Under current SEC rules and regulations, beginning with our 2007 fiscal year we will be required to comply with the requirements related to internal control over financial reporting of Section 404 of the Sarbanes-Oxley Act of 2002. We expect to incur substantial expenses related to compliance with Section 404, including increased audit fees, legal fees, and other administrative expenses. We may encounter unexpected delays in implementing changes related to our internal control over financial reporting, and we expect that Section 404 compliance efforts may constitute a significant diversion of management time and attention. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and/or remediation actions related to internal control over financial reporting, nor can we predict what impact, it any, these activities will have on our operations. We are a small company with limited resources, and our efforts to timely comply with Section 404 may constitute a significant strain on these resources. Any failure to timely comply with Section 404 could result in sanctions or other penalties, which could adversely affect our business or financial results.
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this annual report.
2005 Compared to 2004
Revenue - Total revenue for the year ended December 31, 2005 was $16.1 million compared to $22.3 million for the prior year, a decline of 28 percent. Revenue from product sales declined 20 percent year-to-year from $11.4 million in 2004 to $9.1 million in 2005, and service revenue declined by 36 percent, from $10.9 million in 2004 to $7.0 million in 2005. The drop in both product and service revenue is due in large part to our VISaer subsidiary’s recognition of revenue in 2004 related to a multi-year contract that
Intelligent Systems Corporation

had been deferred from prior years. This single contract with a major customer contributed $7.5 million in total revenue in 2004, of which $2.7 million was recorded as product revenue and $4.8 million as service revenue. As expected, none of the company’s software subsidiaries had such a significant contract in 2005 nor is likely to have in the foreseeable future.
Product revenue includes sales of industrial products by our Industrial Products segment as well as software licenses by our Information Technology segment subsidiaries. Software license revenue represented 33 percent and 45 percent of total product revenue in 2005 and 2004, respectively, whereas industrial products revenue represented 67 percent and 55 percent of total product revenue in 2005 and 2004, respectively.
•	Sales of industrial products by our ChemFree subsidiary were slightly lower in 2005 than in 2004, and the mix of revenue by source and product changed from year-to-year as well. ChemFree’s quantity of fluid sold to the installed base of domestic and international customers increased slightly in 2005 as compared to 2004 and revenue from leased equipment in the domestic market increased 3 percent compared to the 2004 level, as ChemFree added both new and expiring lease business which will contribute future lease revenue. Offset against these increases was a decline of approximately 17 percent overall compared to the prior year in revenue from sales of parts washer machines in the domestic and international markets. Trends in early 2006 indicate renewed strength in both international and domestic markets for parts washers, which, if sustained, would likely reverse the sales decline experienced in 2005.

•	License revenue generated by our Information Technology segment was $2.1 million lower in 2005 than in 2004 mainly due to the major VISaer customer contract in 2004 which contributed $2.7 million in license revenue. After adjusting for this single contract in the year-to-year comparison, the VISaer subsidiary would have shown a year-to-year increase in license revenue reflecting more new customer installations and the sale of additional license seats to its existing customer base. Also contributing to the year-to-year decline in license revenue was the fact that in 2004 our CoreCard Software subsidiary generated its first significant license revenue ($1.3 million), but revenue related to another similar size contract was deferred from 2005 to 2006. Our QS Technologies subsidiary recorded an increase in license revenue in 2005 as compared to 2004 as the company completed delivery on more new contracts for both of its software product lines.
Service revenue generated by our Information Technology subsidiaries declined by $3.9 million (36 percent) in 2005 as compared to 2004. This decline was primarily attributable to approximately $4.8 million of revenue in 2004 from professional services, maintenance and reimbursable travel related to the VISaer major customer contract. Excluding this contract from the 2004 service revenue, we would have shown an increase in service revenue of $857,000 (14 percent) in 2005 compared to 2004 primarily due to more maintenance, support and professional services revenue from a larger installed base of customers at both our VISaer and QS Technologies subsidiaries.
In 2005, revenue from sales of industrial products represented 67 percent of consolidated product revenue and 38 percent of total consolidated revenue as compared with 55 percent of consolidated product revenue and 28 percent of total consolidated revenue in 2004. This year-to-year change in revenue mix is principally related to the unusually high level of software revenue in 2004 related to the large VISaer contract.
Cost of Sales - A comparison of the cost of sales between 2005 and 2004 is influenced significantly by the change in revenue mix between years as described above. Total cost of sales was $7.0 million in 2005 compared to $8.9 million in 2004, a decrease of 22 percent. Cost of product sales in 2005 was $3.4 million, or 37 percent of total product revenue, compared to $3.7 million or 32 percent of total product revenue in 2004. The difference between 2005 and 2004 is due to the proportionately greater amount of software license revenue generated in 2004, which has a lower cost of sales than do our industrial products. Cost of sales for industrial products averaged 50 percent and 52 percent in 2005 and 2004, respectively, with the slight improvement in cost of goods in 2005 due to proportionately more sales of consumable products (fluid and filters) than machines in 2005. Consumables have a lower direct materials cost than do the parts washer machines. During 2005, the company experienced an increase in the cost of certain of its plastics components and in freight costs for incoming materials, both due to the increase in the price of oil. These increased costs are likely to continue in the foreseeable future and, depending on product mix, may increase cost of sales as a percentage of revenue.
Cost of service sales (which relates to the Information Technology subsidiaries only) was $3.6 million or 51 percent of service revenue in 2005, as compared to $5.2 million or 47 percent of service revenue in 2004. The comparative increase in cost of sales as a percentage of service revenue in 2005 is mainly due to the fact that the costs associated with the large VISaer contract in
Intelligent Systems Corporation

2004 had a lower than average cost of sales and thus skewed the period-to-period comparison. The 2005 ratios are more reflective of current and anticipated costs.
Operating Expenses - Consolidated operating expenses were six percent lower in 2005 than in 2004, decreasing from $13.7 million in 2004 to $12.9 million in 2005. Marketing and research and development expenses declined year-to-year, offset in part by an increase in general and administrative expense. The 17 percent ($425,000) reduction in marketing expenses is mainly due to fewer direct sales and marketing employees and their associated travel costs and commissions at VISaer and CoreCard. The increase in general and administrative expense reflects slightly increased costs at each of our subsidiaries reflecting a variety of factors, principally higher levels of legal, accounting, payroll and benefit costs. We expect ChemFree to continue to incur significant legal expenses in support of the legal actions described in Item 3 of this report. Research and development expense was $810,000 less in 2005 than in 2004 (decreasing from $7.6 million to $6.8 million) mainly due to a combination of factors, including a reduction in the use of third party contractors at VISaer and the allocation of more developers’ expense to cost of professional services at VISaer and QS Technologies, offset in part by an increase in costs at the CoreCard subsidiary as the company built an offshore base of technical resources in Romania and India for certain testing and quality assurance functions. Although the total number of employees and R&D costs increased at CoreCard, the offshore resources enable the company to lower its average cost per employee and increase the productivity of the entire workforce.
Interest Income - We recognized net interest income for 2005 of $22,000 due to $30,000 interest income recorded at a subsidiary related to a finance charge on a customer contract and interest earned on corporate cash balances, less $8,000 interest paid on periodic bank borrowings. In 2004, our interest expense of $11,000 related to our bank line of credit balance offset by interest income of the same amount at a subsidiary.
Investment Income - We recognized $1.9 million in net investment income in 2005 as compared to $2.5 million in net investment income in 2004. Included in the investment income in 2005 is a gain of $2.1 million related to our holdings in ISC Guernsey, offset by investment losses and reserves totaling $234,000 related to our holdings in Aderis Pharmaceuticals, Lancope and Anadigics (RF Solutions, Inc.). Refer to Note 2 to the Consolidated Financial Statements for more details on each of these transactions.
Equity Earnings (Losses) of Affiliate Companies - We recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. The amount recorded is not generally predictable or indicative of future results because it is the aggregate earnings (losses) of a number of relatively small companies operating in various industries and thus aggregate earnings (losses) are subject to considerable fluctuation from quarter-to-quarter and year-to-year. In 2005, we recorded $366,000 in net equity income of three affiliate companies (Horizon Software International, NKD Enterprises and Alliance Technology Ventures). By comparison, in 2004, we recorded net equity losses of $76,000 related to five affiliate companies (Horizon Software International, Riverside Software, NKD Enterprises, Alliance Technology Ventures and Cirronet) for those periods in 2004 in which we accounted for each by the equity method. The largest factor accounting for the change between years is due to significantly greater earnings generated by Horizon Software International.
Other Income, net - In 2005, we recorded $20,000 in other expense, the majority of which is due to currency exchange losses. In 2004, other income includes $382,000 in recognition of the remaining balance of deferred gain related to a VISaer product line sale in a prior period, $8,000 in currency exchange gains, and other miscellaneous expense items.
Taxes - The income tax liability of $74,000 recorded in 2005 and $3,000 recorded in 2004 reflects state tax liability at our QS Technologies subsidiary. We did not accrue for any other income tax liability in 2005 and 2004 and we believe our deferred tax assets should be fully reserved given their character and our historical losses.
Liquidity and Capital Resources
Our cash balance at December 31, 2005 was $378,000, which is $292,000 lower than at the prior year-end. During the year ended December 31, 2005, our principal sources of cash were $2.1 million from distributions related to the ISC Guernsey sale of assets, a net reduction of $1.1 million in accounts receivables and $312,000 in cash distributions from affiliate companies. During 2005, our principal use of cash was $3.3 million to support the operations of VISaer and CoreCard Software, which was $600,000 less than in 2004. We also used $167,000 to reduce our bank borrowings during 2005, $117,000 to increase inventory levels of ChemFree products to meet forecast demand and $511,000 in capitalized equipment purchases, principally at ChemFree and CoreCard Software.
Intelligent Systems Corporation

In recent years, most of our cash has been generated on an irregular basis from sales of our investments in non-consolidated technology companies and we have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. In 2005, we used $3.3 million to support these two subsidiaries, compared to $3.9 million in 2004. We do not expect the same level of cash investment in the future in these two subsidiaries. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund substantially all of VISaer’s and a significant portion of CoreCard’s operations on an annual basis, although their monthly cash flows are expected to be irregular. Our QS Technologies subsidiary generated sufficient cash in 2004 and 2005 to offset the corporate office expenses and is currently expected to do so again in 2006. A significant amount of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts. Thus, while there are no current plans to do so, if any of our operating companies do not develop as planned, any action to reduce expenses would generally entail a reduction in numbers of employees and the payment of accrued and severance compensation which could increase cash requirements in a given quarter but reduce cash needs in future quarters. There are no restrictions on the transfer of cash balances between the parent and subsidiary companies.
We currently plan to support any negative cash flow from consolidated operations, which is expected to occur mainly in the first half of 2006, through periodic draws against our bank line of credit, as we have done in each of the past two years. Furthermore, we have a redemption option with respect to our holdings in an affiliate company, which is presently exercisable, that would require the affiliate to redeem our holdings for an amount equal to the greater of fair market value or our investment plus a defined annual rate of return. Although we do not have any present intention to exercise this redemption option, we could decide to exercise the option in whole or part at some future point and generate near-term cash. Sales of investments, subsidiaries or assets have generated cash on an irregular basis in the past but the amount and timing of sales of such transactions cannot be predicted with reasonable certainty. For instance, as of December 31, 2005, we have been informed that we are likely to receive a cash distribution of approximately $165,000 in the first half of 2006 related to the sale of Aderis Pharmaceuticals, a privately held company in which we are a small shareholder, although the timing of such distribution is not within our control. Our budgeted cash requirements for operations in 2006 are lower than for 2005 based on new and pending software licenses, milestone payments on existing contracts, and annual maintenance and professional services contracts at our Information Technology subsidiaries. On our balance sheet at December 31, 2005 is an amount of $150,000 in the category Other Current Liabilities that represents funds being held by us related to a deposit by a customer of Ardext Technologies, a privately owned company in which we have a minority ownership position. As explained in Note 2 to the Consolidated Financial Statements, we wrote off the carrying value of our investment in Ardext in a prior period, but Ardext has continued in operation with alternative funding while continuing to work on this initial customer implementation. The $150,000 is being held by us as a condition of the contract between the customer and Ardext and will be refunded at some point in 2006 either to the customer or to Ardext, depending upon the performance under the contract between the two parties.
We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for expected draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall unless the bank provided an exception. Furthermore, if the bank elects not to renew our line of credit at the end of the current term (September 1, 2006), we may not be able to find a replacement line of credit on acceptable terms, if at all. Certain software customer contracts tie cash payments to delivery dates of various software deliverables. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2006. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned and we would need to increase our use of our bank line of credit, scale back operations at the subsidiary or seek new financing, which could affect performance under the contracts, at least in the short term.
Beyond 2006, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•	Undetected software errors or poor quality control which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

•	Failure of our products’ specifications and features to achieve market acceptance.

•	The inability of our software subsidiaries to retain key software developers who have accumulated years of know-how in our target markets and company products, or failure to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

•	Continued increases in the price of oil, which could increase ChemFree’s product costs and which could affect VISaer’s results if potential aviation customers delay or cancel purchases of software or services in the face of declining industry trends or poor financial condition.

•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.

•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	Increased operating expenses and diversion of resources related to compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Negative trends affecting the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.

•	In the Industrial Products market, failure by ChemFree to protect its intellectual property assets or to prevail in legal matters described in Item 3 of this report, which could increase competition in the market place and result in greater price pressure and lower margins, thus impacting sales, profits and projected cash flow.

•	An insufficient number of potential CoreCard customers decides to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue and greater cash requirements.

•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.

•	Consolidation of software vendors or software tool providers in the public health market or changes in the regulations governing electronic records which could increase competition or require expensive software modifications, affecting QS Technologies’ revenue and costs.

•	An insufficient level of qualifying accounts receivable and inventories to support a borrowing base sufficient to meet our borrowing requirements under our bank line of credit.

•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchases.
Intelligent Systems Corporation

•	The sale of a subsidiary which could impact future revenue, profit/loss or cash contribution, and result in a one-time gain or loss on the sale transaction.
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 8 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
Recent Accounting Pronouncements
In December 2004, the FASB eliminated the application of the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation and adopted SFAS No. 123, “Accounting for Stock Issued to Employees”. In December 2005, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We have not yet determined whether the adoption of this statement will have a material impact on our results of operations or financial condition.
In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – An amendment of ARB No. 43”. SFAS No. 151 clarifies that certain abnormal amounts of production related expenses should be expensed as incurred and not included in overhead. Further, it requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of production facilities. FASB No. 151 is effective for fiscal years beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.
ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements and related reports of independent public accountants are included in this report and are incorporated by reference in Part II, Item 7 hereof. See Index to Financial Statements and Supplemental Schedule on page F-1 hereof.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004
Consolidated Statements of Cash Flow for the years ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements
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
Intelligent Systems Corporation

procedure, which disagreement, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports for such periods. Effective November 22, 2004, our Audit Committee appointed Tauber & Balser, P.C. as our new independent accountants.
ITEM 8A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and the procedures are effective. There were no significant changes in the company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Please refer to the subsection entitled “Proposal 1 — The Election of Two Directors — Nominees” and “Proposal 1 — The Election of Two Directors — Executive Officers” in our Proxy Statement for the 2006 Annual Meeting of Shareholders for information about the individuals nominated as directors and about the executive officers of the company. This information is incorporated into this Item 9 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in this Proxy Statement. This information is incorporated into this Item 9 by reference.
We have a Code of Ethics that applies to all directors, officers, and employees. The Code of Ethics is posted on our website at www.intelsys.com. The company will disclose on its website, within the time required by the rules of the SEC, any waivers of, or amendments to, the Code of Ethics for the benefit of an executive officer.
ITEM 10. EXECUTIVE COMPENSATION
Please refer to the subsection entitled “Proposal 1 — The Election of Two Directors — Executive Compensation” in the Proxy Statement referred to in Item 9 for information about management compensation. This information is incorporated into this Item 10 by reference.

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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia expired May 31, 2004. The former landlord was unwilling to renew this lease and had instead expressed a desire to sell the facility. On June 1, 2004, ISC Properties, LLC, an entity controlled by J. Leland Strange, a director and President and Chief Executive Officer, purchased the facility from the former landlord and leased approximately 45 percent of the facility to the company in order to allow the company to stay in the present facility and to avoid the disruption and expense of a move. After careful consideration, the company’s Board of Directors concluded that the lease transaction was fair to the company and in the best interests of the company and its shareholders, and approved the lease transaction between the company and ISC Properties, LLC effective June 1, 2004. Mr.
Intelligent Systems Corporation

Strange recused himself from deliberations concerning, and voting to approve, the lease transaction. In connection with this approval, the Board of Directors waived the conflict of interest provisions of our Code of Ethics as they apply to Mr. Strange in connection with the lease transaction. In fiscal 2005 and seven months of 2004, we paid ISC Properties, LLC $393,000 and $229,000, respectively, in rent. We have evaluated the arrangement to determine if ISC Properties, LLC should be considered a Variable Interest Entity (“VIE”) within the guidance of Financial Accounting Standards Board FIN No. 46R. After carefully considering the characteristics of the relationship between the company and ISC Properties, LLC, it was determined that ISC Properties, LLC did not meet the criteria of a VIE and, as a result, ISC Properties, LLC is not consolidated with the company.
ITEM 13. EXHIBITS
We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Bonnie L. Herron, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.
3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

10.1	Lease Agreement dated June 1, 2004, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-KSB for the year ended December 31, 2004.)

10.2	Management Compensation Plans and Arrangements:
(a)	Intelligent Systems Corporation 2003 Stock Incentive Plan

(b)	Intelligent Systems Corporation 1991 Stock Incentive Plan, amended June 6, 1997

(c)	Intelligent Systems Corporation Change in Control Plan for Officers

(d)	Intelligent Systems Corporation Outside Director’s Retirement Plan

(e)	Non-Employee Directors Stock Option Plan
Exhibit 10.2(a) is incorporated by reference to Exhibit 10.2(a) to the Registrants Form 10-K for the year ended December 31, 2003.

Exhibit 10.2(b) is incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-8 dated July 25, 1997.

Exhibits 10.2(c) and (d) are incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.

Exhibit 10.2(e) is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000.

10.3	Loan Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.4	Security Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated as of October 1, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003.)
Intelligent Systems Corporation

10.5	Form of Security Agreement by and among majority owned subsidiary companies of Intelligent Systems Corporation and Fidelity Bank as of October 1, 2003. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.6	Negative Pledge Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.7	Commercial Promissory Note and Rider thereto of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2004. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.8	Form of Guarantee of majority owned subsidiaries of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.9	Second Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated September 1, 2005.

10.10	Consent Order entered in United States District Court for the Northern District of Georgia, Atlanta Division dated September 10, 2004. (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-KSB for the year ended December 31, 2004.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Tauber & Balser, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Please refer to the subsections entitled “Audit Committee Report” and “Independent Public Accountants” in the Proxy Statement referred to in Item 9 for information about the fees paid to and services performed by our independent public accountants. This information is incorporated into this Item 14 by reference.
Intelligent Systems Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: March 31, 2006	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2006

/s/ James V. Napier James V. Napier	Director	March 31, 2006

/s/ John B. Peatman John B. Peatman	Director	March 31, 2006

/s/ Parker H. Petit Parker H. Petit	Director	March 31, 2006
Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
The following consolidated financial statements and schedule of the Registrant and its subsidiaries are submitted herewith in response to Item 7:
Financial Statements:
Intelligent Systems Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation:
We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss) and cash flow for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2005 and 2004 listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
February 22, 2006
Intelligent Systems Corporation

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

As of December 31,	2005	2004

ASSETS

Current assets:
Cash	$378	$670
Accounts receivable, net	1,827	2,931
Inventories	770	653
Other current assets	355	217

Total current assets	3,330	4,471

Long-term investments	4,571	4,879
Property and equipment, at cost less accumulated depreciation	940	781
Goodwill, net	2,047	2,049
Other intangibles, net	532	699
Other assets, net	17	25

Total assets	$11,437	$12,904

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$100	$267
Accounts payable	847	867
Deferred revenue	4,779	4,895
Accrued payroll	1,092	928
Accrued expenses and other current liabilities	849	552

Total current liabilities	7,667	7,509

Long term liabilities	248	310

Commitments and contingencies (Note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 issued and outstanding at December 31, 2005 and 2004	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(61)	(124)
Accumulated deficit	(16,388)	(14,762)

Total stockholders’ equity	2,006	3,569

Total liabilities and stockholders’ equity	$11,437	$12,904

     The accompanying notes are an integral part of these consolidated financial statements.
Intelligent Systems Corporation

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2005	2004

Revenue
Products	$9,090	$11,386
Services	7,007	10,946

Total revenue	16,097	22,332

Cost of sales
Products	3,356	3,699
Services	3,593	5,177

Total cost of sales	6,949	8,876

Expenses
Marketing	2,133	2,558
General & administrative	3,999	3,542
Research & development	6,820	7,630

Loss from operations	(3,804)	(274)

Other income (expense)
Interest income, net	22	—
Investment income, net	1,884	2,524
Equity in income (losses) of affiliate companies, net	366	(76)
Other income (expense), net	(20)	392

Income (loss) before income tax provision	(1,552)	2,566

Income tax provision	74	3

Net income (loss)	$(1,626)	$2,563

Basic net income (loss) per share	$(0.36)	$0.57
Diluted net income (loss) per share	$(0.36)	$0.56

Basic weighted average shares outstanding	4,478,971	4,478,971
Diluted weighted average shares outstanding	4,478,971	4,607,641

     The accompanying notes are an integral part of these consolidated financial statements.
Intelligent Systems Corporation

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Year Ended December 31,
	2005	2004

STOCKHOLDERS’ EQUITY

Common stock, number of shares, beginning and end of year	4,478,971	4,478,971

Common stock, amount, beginning and end of year	$45	$45

Paid-in capital, beginning and end of year	18,410	18,410

Accumulated other comprehensive loss, beginning of year	(124)	(60)
Foreign currency translation adjustment during year	66	(67)
Change in unrealized gain on marketable securities	(3)	3

End of year	(61)	(124)

Accumulated deficit, beginning of year	(14,762)	(17,325)
Net income (loss)	(1,626)	2,563

End of year	(16,388)	(14,762)

Total stockholders’ equity	$2,006	$3,569

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$(1,626)	$2,563
Other comprehensive income:
Foreign currency translation adjustments	66	(67)
Change in unrealized gain on marketable securities	(3)	3

Comprehensive income (loss)	$(1,563)	$2,499

The accompanying notes are an integral part of these consolidated financial statements.
Intelligent Systems Corporation

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Year Ended December 31,
	2005	2004

OPERATIONS:
Net income (loss)	$(1,626)	$2,563
Adjustments to reconcile net income (loss) to net cash used for operating activities, net of effects of acquisitions and dispositions:
Depreciation and amortization	525	598
Deferred gain recognized	—	(382)
Investment income, net	(1,884)	(2,524)
Equity in (income) loss of affiliate companies	(366)	76
Changes in operating assets and liabilities
Accounts receivable	1,104	(1,388)
Inventories	(117)	113
Other current assets	(137)	397
Other assets	8	(6)
Accounts payable	(20)	(65)
Deferred revenue	(116)	(2,750)
Accrued payroll	164	(432)
Accrued expenses and other current liabilities	296	(492)
Other liabilities	(62)	310

Cash used for operating activities	(2,231)	(3,982)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	2,243	3,754
Acquisition of company, net of cash acquired	—	(25)
Distributions from long-term investments	312	268
Acquisitions of long-term investments	—	(47)
Repayments under notes receivable	—	15
Purchases of intangible assets	(4)	—
Purchases of property and equipment	(511)	(399)

Cash provided by investing activities	2,040	3,566

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	936	2,201
Repayments under short-term borrowing arrangements	(1,103)	(2,184)
Exercise of stock options	—	3

Cash provided by (used for) financing activities	(167)	20

Effects of exchange rate changes on cash	66	(67)

Net decrease in cash	(292)	(463)
Cash at beginning of year	670	1,133
Cash at end of year	$378	$670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$8	$21
Cash paid during the year for income taxes	74	3

The accompanying notes are an integral part of these consolidated financial statements.
Intelligent Systems Corporation

NOTE 1
ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization - In this document, terms such as the company, we, us, and ISC refer to Intelligent Systems Corporation, a Georgia corporation, and its consolidated subsidiaries.
Nature of Operations - Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services, which consist of our VISaer, QS Technologies and CoreCard Software subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 15. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.
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
Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.
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
Cash - We consider all highly liquid instruments with maturities of less than 90 days when purchased to be cash.
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our products to distributors and end users involved in a variety of industries including automotive, aircraft operators and maintenance providers, financial services, and government entities. We perform continuing credit evaluations of our customers’ financial condition and we generally do not require collateral.
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.
Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories at December 31, 2005 and 2004 is as follows:

(in thousands)	2005	2004

Raw materials	$619	$503
Finished goods	151	150

Total inventories	$770	$653

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. For financial reporting purposes, effective April 1, 2005, we changed our method of depreciation for machinery, equipment, furniture and fixtures placed in services after March 31, 2005 to the straight-line method. This change was applied on a prospective basis to assets acquired after that date. Our previous policy of depreciation for additions of such assets was the 150% declining balance method. Assets placed in service prior to the effective date of the change continue to be depreciated using the accelerated methods. We changed our method of depreciation based upon
Intelligent Systems Corporation

management’s belief that the straight-line method provides a better matching of cost and revenues. Given our circumstances and the character of our assets and operations, we believe the straight-line method is preferable. There is no cumulative effect of this change. The effect of this change on net income for the 9 months ended December 31, 2005 was to increase the net income by approximately $29,000 or $0.01 per share.

Useful life in
Classification	years

Operating equipment	3 - 5
Furniture & fixtures	5 - 7
Leasehold improvements	1 - 5
The cost of each major class of property and equipment at December 31, 2005 and 2004 is as follows:

Property and equipment
(in thousands)	2005	2004

Machinery and equipment	$3,835	$3,254
Furniture and fixtures	219	217
Leasehold improvements	271	239

Subtotal	4,325	3,710
Accumulated depreciation	(3,385)	(2,929)

Property and equipment, net	$940	$781

Depreciation expense was $352,000 and $363,000 in 2005 and 2004, respectively.
These expenses are included in general and administrative expenses, except with respect to our Industrial Products Segment, where the depreciation expense relates primarily to products leased to customers and is included in cost of sales.
Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2005 and 2004 is as follows:

(in thousands)	2005	2004

Cost of equipment	$980	$924
Accumulated depreciation	(697)	(640)

Carrying value of equipment	$283	$284

The minimum future lease revenue under non-cancelable contracts at December 31, 2005 is as follows:

(in thousands)

2006	$378
2007	220
2008	220
2009	184

Total minimum future lease revenue	$1,002

There is no contingent rental income under the leases. These assets are included in Property and Equipment at December 31, 2005 and 2004.
Investments - We account for investments by the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. The aggregate value of investments accounted for by the equity method was $4.0 million at December 31, 2005 and 2004. At December 31, 2005 and 2004, the aggregate value of investments accounted for by the cost method was $528,000 and $689,000, respectively.
Marketable securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2005 and 2004, the aggregate fair market value of our available-for-sale securities consisted of equity securities totaling $0 and $176,000, respectively. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. These amounts include net unrealized holding gains of $0 and $3,000 as of December 31, 2005 and 2004, respectively. These amounts are reflected as a separate component of stockholders’ equity.
Other Intangibles and Goodwill - Other intangibles are carried at cost net of related amortization. We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, we periodically, but at least annually, assess goodwill for impairment. Our annual assessment date for the largest component of our intangible assets has been at the end of the third quarter. When circumstances indicate that an intangible other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the years ended December 31, 2005 and 2004, no impairment was identified.
Intelligent Systems Corporation

The following table shows the changes in carrying value of our goodwill and intangibles for the years ended December 31, 2005 and 2004:

		Other
(in thousands)	Goodwill	Intangibles

Balance as of December 31, 2003	$2,038	$476
Additions	14	458
Amortization	—	(235)
Other adjustments	(3)	—

Balance as of December 31, 2004	2,049	699
Additions	—	6
Amortization	—	(173)
Other adjustments	(2)	—

Balance as of December 31, 2005	$2,047	$532

Other intangibles, net at December 31, 2005 and 2004 consisted of the following:

(in thousands)	2005	2004

Patents	$464	$458
Accumulated amortization	(60)	(15)

	404	443

Capitalized software development costs	641	641
Accumulated amortization	(513)	(385)

	128	256

Intangible assets, net	$532	$699

As of December 31, 2005, annual amortization expense for the following five years is expected to be:

(in thousands)

2006	$175
2007	47
2008	47
2009	47
2010	47
Thereafter	169

Total amortization expense	$532

Deferred Revenue — Current deferred revenue consists of advance payments by software customers for annual maintenance and support services, advance payments from customers for software licenses expected to be delivered in 2006, and payments by ChemFree lease customers that are billed quarterly for leased equipment and supplies. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.
Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so.
Financial instruments that potentially subject us to concentrations of market/credit risk consist principally of cash and trade accounts receivable. We invest cash in high credit-quality financial institutions. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are concentrated in the following industries (by subsidiary):

ChemFree:	Automotive parts distributors
QS Technologies:	State and local governments
VISaer:	Aviation
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
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances and rebates because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.
Intelligent Systems Corporation

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
Service revenue related to implementation, consulting, customization, training and other professional services is recognized when the services are performed. Service revenue related to software maintenance and support contracts is recognized on a straight-line basis over the life of the contract (typically one year). Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
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
In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we have expensed all cost incurred in the preliminary project stage for software developed for internal use. Thereafter, we capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the years ended December 31, 2005 and 2004, we did not capitalize any internal use software costs.
Warranty Costs - We accrue the estimated costs associated with product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2005 and 2004.
Research and Development - Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct
Intelligent Systems Corporation

costs. All research and development costs are expensed as incurred.
Stock Based Compensation – At December 31, 2005, we have three stock based compensation plans which are more fully described in Note 13. We will adopt FASB Statement No. 123R, “Share-Based Payments” (SFAS No. 123R) as of January 1, 2006. Through December 31, 2005, we have accounted for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, no compensation expense is recognized because the exercise price of the employee stock options equals the market price of the underlying stock on the date of grant. Through December 31, 2005, we applied SFAS No. 123, “Accounting for Stock Based Compensation” for disclosure purposes only. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123.

Year ended December 31,
(in thousands, except per share amounts)	2005	2004

Net income (loss), reported	$(1,626)	$2,563
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effect	(38)	(37)

Pro forma net income (loss)	$(1,664)	$2,526

Income (loss) per common share
Basic, as reported	$(0.36)	$0.57
Basic, pro forma	$(0.37)	$0.56
Diluted, as reported	$(0.36)	$0.56
Diluted, pro forma	$(0.37)	$0.55
The fair value of each option granted in each of the last two years has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2005	2004

Risk free interest rate	4%	4%
Expected life of option in years	6.6	6.9
Expected dividend yield rate	0%	0%
Expected volatility	40%	40%
Under these assumptions, the weighted average fair value of options granted in 2005 and 2004 was $0.98 and $0.93 per share, respectively. The fair value of the grants would be amortized over the vesting period for the options.
Income Taxes — In accordance with SFAS No. 109, “Accounting for Income Taxes”, we utilize the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for income tax carryforwards.
Comprehensive Income (Loss) - Comprehensive income (loss) represents net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as accumulated other comprehensive loss on the consolidated balance sheet and are primarily the result of cumulative translation adjustments at December 31, 2005 and 2004.
Reclassifications — It is our policy to reclassify prior year amounts to conform with current year financial statements presentation when necessary.
New Accounting Pronouncements — In December 2004, the FASB eliminated the application of the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation and adopted SFAS No. 123, “Accounting for Stock Issued to Employees”.
In December 2005, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We have not yet determined whether the adoption of this statement will have a material impact on our results of operations or financial condition. In the discussion of Stock-Based Compensation earlier in this Note 1, we disclose the effect of the use of the fair-value provisions of SFAS No. 123 on historical results of operations.
Intelligent Systems Corporation

In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – An amendment of ARB No. 43”. SFAS No. 151 clarifies that certain abnormal amounts of production related expenses should be expensed as incurred and not included in overhead. Further, it requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of production facilities. FASB No. 151 is effective for fiscal years beginning after June 15, 2005. We believe that the adoption of this standard will have no material impact on our financial position and results of operations.
NOTE 2
SALES AND WRITE-DOWNS OF ASSETS
Aderis Pharmaceuticals, Inc. - In the year ended December 31, 2005, we wrote down the carrying value of our investment in Aderis Pharmaceuticals, Inc. to net realizable value, based on a pending sale of the privately held company. We recorded a charge of $101,000 against long-term investments. While terms of the sale provide for the possibility of additional payments, the amount of any future payments, if any, is not determinable and therefore we did not record any value for such future payments.
Ardext Technologies, Inc. - In the year ended December 31, 2004, we wrote down the carrying value of our investment in Ardext Technologies, Inc. We recorded a charge of $477,000 against long-term investments and $162,000 against notes and interest receivable. We believe it is unlikely we will recover our investment and accordingly have reserved against the full carrying value.
Cirronet, Inc. — On May 10, 2004, we sold our interest in Cirronet, Inc. in a private transaction for an aggregate price of $1.1 million, paid in cash at the closing. We recognized a gain of $256,000 on the transaction in the quarter ended June 30, 2004, on a carrying value of $817,000 and an original cost basis of $525,000.
ISC Guernsey, Ltd. — We own a 19 percent interest in ISC Guernsey, Ltd., an entity whose principal asset was an investment in a U.K. based company. During the second quarter of 2004, ISC Guernsey sold its investment in the U.K. company for cash and informed us that it expected to distribute a significant portion of the proceeds to its shareholders in the future, after determining its ongoing business needs. In the year ended December 31, 2004, we received two cash distributions aggregating $2.7 million and recognized $2.7 million which is reflected in investment income. In the year ended December 31, 2005, we received two cash distributions totaling $2.1 million and recognized $2.1 million which is reflected in investment income. We did not incur a tax liability related to these cash distributions and do not anticipate any future distributions related to ISC Guernsey.
Lancope, Inc. — In the quarter ended June 30, 2005, we recorded a charge of $85,000 to reduce the carrying value of our interest in Lancope, a private technology company, to net realizable value based on a financing transaction completed by Lancope which was at a lower price per share than our original share purchase price.
RF Solutions, Inc. — In the third quarter of 2004, we received shares of stock of Anadigics, Inc., a publicly traded company, as additional payment related to a prior period sale of our investment in RF Solutions to Anadigics and recorded investment income of $173,000 in the same quarter. At December 31, 2004, we carried the shares of Anadigics stock at its fair market value of $176,000 in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. We sold our shares in Anadigics in 2005, recording cash proceeds of $126,000 and an investment loss of $48,000.
Riverside Software, LLC — Effective October 1, 2004, we sold our minority interest in Riverside Software, LLC, a technology company which we accounted for under the equity method, to privately held Paymetric, Inc. We received shares of common stock in Paymetric in exchange for our Riverside Software interest. We recorded an investment gain of $83,000 on a carrying value of $15,000. At December 31, 2005, the carrying value of our Paymetric stock is $98,000.
NOTE 3
INVESTMENTS
The following summarizes our ownership interest in our largest (measured by ownership and investment value), non-consolidated companies included in our long-term investments.
At December 31, 2005 and 2004, our ownership interest in each of the named companies was as follows: NKD Enterprises, LLC (25.5%) and Horizon Software International, LLC (17%). We accounted for each of the named companies by the equity method of accounting in 2005 and 2004.
Intelligent Systems Corporation

At December 31, 2005	Carrying	Original
(in thousands)	Value	Investment

NKD Enterprises	$837	$1,286
Horizon Software	2,864	2,500

At December 31, 2004	Carrying	Original
(in thousands)	Value	Investment

NKD Enterprises	$830	$1,286
Horizon Software	2,711	2,500
The following table presents summarized combined financial information for our 50 percent or less owned investments named above for the respective time periods:
As of and for the year ended December 31,

(in thousands)	2005	2004

Revenues	$21,405	$15,521
Operating income	2,516	351
Net income	2,634	404

Current assets	5,976	3,740
Non-current assets	5,038	5,149
Current liabilities	4,851	3,505
Non-current liabilities	856	685
Stockholders’ equity	5,307	4,699
Marketable Securities — The carrying and estimated fair values of available-for-sale securities at December 31, 2005 and 2004 are summarized as follows:

(in thousands)	2005	2004

Cost	—	$173
Gross unrealized gain	—	3

Estimated fair values	—	$176

Anadigics, Inc. [NASDAQ:ANAD] comprised the balance of $176,000 at December 31, 2004.
NOTE 4
ACCOUNTS RECEIVABLE
At December 31, 2005 and 2004, our allowance for doubtful accounts amounted to $83,000 and $103,000, respectively. Net charges against the allowance for doubtful accounts were $60,000 in 2005 compared to net provisions for doubtful accounts of $67,000 in 2004.
The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		A/R
	2005	2004	2005	2004

VISaer
Customer A	—	34%	—	—
QS Technologies
Customer B	—	—	—	23%
ChemFree
Customer C	—	—	13%	—
NOTE 5
SHORT-TERM BORROWINGS
Terms and borrowings under our credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2005	2004

Maximum outstanding (month-end)	$417	$763
Outstanding at year end	100	267
Interest rate at year end	8.75%	6.75%
Average interest rate	7.7%	5.9%
We established a $1.5 million working capital credit facility with a bank in October 2003 and renewed the line in September 2005, at which time the facility was increased to $2.0 million. The $2.0 million revolving line of credit bears interest at the prime rate (7.25% at December 31, 2005) plus one and one half percent, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires September 1, 2006. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $2.0 million, less any amount tied to a letter of credit. At December 31, 2005, our borrowing base calculation resulted in availability of $1.2 million of which we had drawn down $100,000 at year end. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock as well as covenants not to change the chief executive and chief financial officers of the
Intelligent Systems Corporation

company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.
NOTE 6
DEFERRED GAIN
In connection with the sale of one of our VISaer subsidiary’s product lines in July 2000, the buyer assumed the liabilities of the purchased line of business. VISaer did not obtain releases from creditors for a portion of these liabilities and contracts and, accordingly, remained contingently liable for these obligations. VISaer recorded these liabilities as deferred gain. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement 125”, VISaer recognized a portion of the deferred gain when the liability was paid and the company was relieved of its obligation. We recognized the remaining balance of $382,000 of the deferred gain in the year ended December 31, 2004, which is recorded in the component of other income/expense in the consolidated statements of operations, since the company determined that given the passage of time (over four years) and the absence of any creditor or buyer claims, it was reasonable to assume that the balance of the liabilities assumed by the buyer had been extinguished or settled.
NOTE 7
INCOME TAXES
The income tax provision consists of the following:

Year ended December 31,
(in thousands)	2005	2004

Current	$74	$3
Following is a reconciliation of estimated income taxes at the blended statutory rate to estimated tax expense as reported:

Year ended December 31,	2005	2004

Statutory rate, blended	38%	37%
Change in valuation allowance	(38%)	(37%)
Other	5%	0%

Effective rate	5%	0%

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2005	2004

2017	$1,038	$1,038
2019	2,901	2,901
2021	495	495
2022	658	657
2023	1,721	1,830
Thereafter	1,602	454

Total	$8,415	$7,375

A subsidiary of the company has an additional $1.1 million of net operating loss carryforward which is subject to limitation by the Federal Income Tax code section 382.
Net deferred tax assets consist of the following at December 31:

(in thousands)	2005	2004

Deferred tax assets:
Federal, state and foreign loss carryforward	$3,537	$3,206
Capitalized research and development	4,890	1,365
Accrued interest	1,631	938
Deferred revenue	858	563
Federal and state tax credits	2,804	2,392
Long term investments	5,657	5,428
Other	313	325

Total deferred tax asset	19,690	14,217
Less valuation allowance	(19,690)	(14,217)

Net deferred tax asset	$—	$—

We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”. We have a deferred tax asset of approximately $19.7 million and $14.2 million at December 31, 2005 and 2004, respectively. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2005 and 2004 by a valuation allowance of an equal amount. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. We do not believe it is practicable to determine the amount of these unrecognized deferred taxes at this time.
Intelligent Systems Corporation

NOTE 8
COMMITMENTS AND CONTINGENCIES
Leases - We have noncancellable operating leases expiring at various dates through February 2011. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)

2006	$580
2007	552
2008	476
2009	249
2010	88
2011	15

Total minimum lease payments	$1,960

Rental expense for leased facilities and equipment related to operations amounted to $637,000 and $640,000 for the years ended December 31, 2005 and 2004, respectively. Companies in Intelligent Systems incubator sublease space from the company. For the years ended December 31, 2005 and 2004, the company received $94,000 and $155,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.
Legal Matters – In 2004, ChemFree reached an agreement to settle two legal actions related to various intellectual property assets of ChemFree. ChemFree secured a full assignment of interests in all of ChemFree’s patents and patent applications worldwide (41 in the aggregate) from a former consultant in return for periodic payments over a five year period. The payment schedule provided for four monthly payments of $25,000, beginning August 2, 2004, and 48 monthly payments of $8,333 beginning August 2, 2005 for an aggregate consideration of $500,000 ($451,000 discounted at 6.5%). In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, we believe that the present value of the future payment stream is fully recoverable at this time. Based on our current estimations, we believe the average useful life of these patents to be 10 years, which does not exceed legal lives. In the years ended December 31, 2005 and 2004, amortization expense related to this asset was $45,000 and $15,000, respectively. The unamortized value of the ChemFree patents of $404,000 and $443,000 at December 31, 2005 and 2004, respectively (which includes other miscellaneous amounts in addition to the amount discussed above) is included in the category “other intangibles, net” on the balance sheet.
In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses and a counterclaim. The case is pending and no trial date has been set. In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. The case is pending. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions although there can be no assurance that the disputes will be resolved in its favor.
ISC Guarantees — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of December 31, 2005, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee. Upon acceptance of the software by the customer, CoreCard recognized $1.3 million in license revenue in respect of this license agreement in 2004.
In connection with and to facilitate a software license contract between Ardext Technologies, Inc., a privately held company in which ISC holds a minority ownership, and a customer of Ardext’s, ISC entered into agreements with
Intelligent Systems Corporation

Ardext and the customer to receive and hold milestone payments by the customer and to return such payments either to the customer or to Ardext depending on the outcome of Ardext’s performance under the contract. At December 31, 2005, ISC has recorded payments totaling $150,000 received in 2005 from the customer as Other Current Liabilities on the balance sheet, and expects to return such payments either to the customer or to Ardext depending on the outcome of the contract in 2006. ISC has no other obligations under the agreements.
NOTE 9
POST-RETIREMENT BENEFITS
Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2005, we have accrued $145,000 for future payments under the plan.
NOTE 10
DEFINED CONTRIBUTION PLANS
We maintain two 401(k) defined contribution plans covering substantially all U.S. employees. Our matching contributions under the plans, which are optional and are based on the level of individual participant’s contributions, amounted to $92,000 and $125,000 in 2005 and 2004, respectively.
NOTE 11
RELATED PARTY TRANSACTION
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia expired May 31, 2004. The former landlord was unwilling to renew this lease and had instead expressed a desire to sell the facility. On June 1, 2004, ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange, purchased the facility from the former landlord and leased approximately 45 percent of the facility to the company in order to allow us to stay in the present facility and to avoid the disruption and expense of a move. After careful consideration, the company’s Board of Directors concluded that the lease transaction was fair to the company and in the best interests of the company and its shareholders, and approved the lease transaction between the company and ISC Properties, LLC effective June 1, 2004. Mr. Strange recused himself from deliberations concerning, and voting to approve, the lease transaction. In connection with this approval, the Board of Directors waived the conflict of interest provisions of our Code of Ethics as they apply to Mr. Strange in connection with the lease transaction. In the twelve months ended December 31, 2005 and seven months ended December 31, 2004, we paid $393,000 and $229,000, respectively in rent to ISC Properties, LLC. We have also evaluated the arrangement to determine if ISC Properties, LLC should be considered a Variable Interest Entity (“VIE”) within the guidance of Financial Accounting Standards Board FIN No. 46R. After carefully considering the characteristics of the relationship between the company and ISC Properties, LLC, it was determined that ISC Properties, LLC was not a VIE and, as a result, ISC Properties, LLC is not consolidated with the company.
NOTE 12
STOCKHOLDERS’ EQUITY
We have authorized 20,000,000 shares of Common Stock, $0.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $0.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time but no repurchases were made in 2005 or 2004.
NOTE 13
STOCK OPTION PLANS
We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. No options were granted under the 2003 Plan in 2004 or 2005. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each annual meeting, each
Intelligent Systems Corporation

director automatically receives a grant of 4,000 shares, which vest in 50% increments on the first and second anniversary. Stock options under all three plans are granted at fair market value on the date of grant. As of December 31, 2005, a total of 969,000 options under all three Plans have been granted, 724,320 have been exercised and 187,348 options are fully vested and exercisable. All options expire ten years from their respective dates of grant.
Stock option transactions during the years ended December 31, 2005 and 2004 were as follows:

	2005	2004

Options outstanding at Jan. 1	226,680	220,680
Options granted	12,000	12,000
Options exercised	—	—
Options canceled	—	6,000

Options outstanding at Dec. 31	238,680	226,680

Options available for grant at Dec. 31	458,000	470,000

Options exercisable at Dec. 31	187,348	142,014

Option price ranges per share:
Granted	$2.08	$1.92
Canceled	—	$1.75-$3.15
Outstanding	$1.51-$4.26	$1.51-$4.26

Weighted average option price per share:
Granted	$2.08	$1.92
Canceled	—	$2.22
Outstanding at Dec. 31	$2.56	$2.59
Exercisable at Dec. 31	$2.80	$3.19

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2005.

	Options Outstanding
		Wgt. Avg.
		Contractual	Wgt. Avg.
Range of	Number	Life	Exercise
Exercise Price	outstanding	Remaining	Price

$1.51-$2.08	136,000	7.5 yrs	$1.62
$2.96-$4.26	102,680	4.2 yrs	$3.81

	238,680

	Options Exercisable
Range of		Wgt. Avg.
Exercise Price	Number exercisable	Exercise Price

$1.51-$2.08	84,668	$1.57
$2.96 -$4.26	102,680	$3.81

	187,348

NOTE 14
FOREIGN REVENUES AND OPERATIONS
Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2005 and 2004 are as follows:

Year ended December 31,

(in thousands)	2005	2004

Foreign Countries:
United Kingdom	$2,257	$2,484
Chile	916	1,043
Australia	877	547
China	661	21
Panama	525	—
New Zealand	74	155
Other	163	149

Subtotal	5,473	4,399
United States	10,624	17,933

Total	$16,097	$22,332

With the acquisition of VISaer in 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland and in 2004, we established a VISaer subsidiary In Australia. In 2003, we established a subsidiary of CoreCard Software in Romania for certain software development and testing activities. For the years ended December 31, 2005 and 2004, income (loss) before provision for income taxes derived from foreign subsidiaries approximated $(107,000) and $103,000, respectively. Substantially all long-lived assets are in the United States.
At December 31, 2005 and 2004, foreign subsidiaries had assets of $293,000 and $267,000, respectively, and total liabilities of $505,000 and $743,000, respectively. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.
Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.
Intelligent Systems Corporation

NOTE 15
INDUSTRY SEGMENTS
Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services, which include our VISaer, QS Technologies and CoreCard Software subsidiaries, involve development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating income (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash and investments. The table following contains segment information for the years ended December 31, 2005 and 2004.

Year ended December 31,
(in thousands)	2005	2004

Information Technology
Revenue	$10,028	$16,032
Operating income (loss)	(3,235)	217
Depreciation and amortization	275	374
Capital expenditures	203	136
Identifiable assets	3,746	4,777
Goodwill	2,047	2,049

Industrial Products
Revenue	$6,069	$6,300
Operating income	377	313
Depreciation and amortization	234	195
Capital expenditures	260	259
Identifiable assets	2,913	3,013
Goodwill	—	—

Consolidated Segments
Revenue	$16,097	$22,332
Operating income (loss)	(2,858)	530
Depreciation and amortization	509	569
Capital expenditures	463	395
Identifiable assets	6,659	7,790
Goodwill	2,047	2,049
A reconciliation of consolidated segment data above to consolidated income (loss), depreciation and amortization, capital expenditures and assets follows:

Year ended December 31,
(in thousands)	2005	2004

Consolidated segments operating income (loss)	$(2,858)	$530
Corporate expenses	(946)	(804)

Consolidated operating loss	(3,804)	(274)
Interest income	22	—
Investment income (loss)	1,884	2,524
Equity of affiliates	366	(76)
Other income	(20)	392

Income (loss) before taxes	(1,552)	2,566
Income taxes	74	3

Net income (loss)	$(1,626)	$2,563

Depreciation and amortization
Consolidated segments	$509	$569
Corporate	16	29

Consolidated	$525	$598

Capital Expenditures
Consolidated segments	$463	$395
Corporate	48	4

Consolidated	$511	$399

As of December 31,
(in thousands)	2005	2004

Assets
Consolidated segments identifiable assets	$6,593	$7,790
Corporate	4,844	5,114

Consolidated	$11,437	$12,904

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
Intelligent Systems Corporation

The following tables represent required disclosure of the reconciliation of the earnings (loss) and the shares used in the basic and diluted net earnings (loss) per share computation:

Year ended December 31,

(in thousands except per share data)	2005	2004

Basic
Net earnings (loss)	$(1,626)	$2,563
Weighted average shares outstanding	4,479	4,479

Net earnings (loss) per share	$(0.36)	$0.57

Diluted
Net earnings (loss)	$(1,626)	$2,563
Weighted average shares outstanding	4,479	4,479
Effect of dilutive potential common shares:
Stock options	—	129

Total	4,479	4,608
Net earnings (loss) per share	$(0.36)	$0.56

At December 31, 2005, potentially dilutive stock options to purchase 150,673 shares of the company’s common stock were not included in the diluted earnings (loss) per share as their effect would be antidilutive.
NOTE 17
SUBSEQUENT EVENT
Subsequent to December 31, 2005, our VISaer subsidiary reached an agreement in principle with one of its customers to terminate a Software License Agreement between them. The agreement in principle, which is expected to be documented in a Settlement and Release Agreement to be signed by the parties on or about March 31, 2006, recognizes that VISaer has delivered the software as required under the contract, assigns no fault to either party and provides for a refund to the customer of $512,000 in certain prepaid maintenance and other expenses, with such refund to be paid interest-free in equal monthly installments over a three year period. At December 31, 2005, the company’s current deferred revenue balance, net of related costs, includes a net amount of $1.2 million related to this contract. Accordingly, pending execution of the Settlement and Release Agreement, VISaer expects to record the liability for the refund amount as a note payable and to recognize the balance of the deferred revenue as revenue in the quarter ending March 31, 2006.
Intelligent Systems Corporation

Schedule II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2004 and 2005
(in thousands)

	Balance at			Balance at
	Beginning	Charged to Costs		End of
Description	of Period	and Expenses	Deductions [a]	Period

Allowance for Doubtful Accounts
Year Ended December 31, 2004	124	67	(88)	103
Year Ended December 31, 2005	103	60	(80)	83

a.	Write-offs of accounts receivable against allowance accounts.
Intelligent Systems Corporation

S-1