Form 10QSB
period 2006-03-31
INTELLIGENT SYSTEMS CORP
filed 2006-05-15
CIK 320340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Issuer’s telephone number, including area code: (770) 381-2900
Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2006, 4,478,971 shares of Common Stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)

Current assets:
Cash	$209	$378
Accounts receivable, net	2,549	1,827
Inventories	1,062	770
Other current assets	374	355

Total current assets	4,194	3,330

Long-term investments	4,643	4,571
Property and equipment, at cost less accumulated depreciation	1,073	940
Goodwill, net	2,047	2,047
Other intangibles, net	489	532
Other assets, net	17	17

Total assets	$12,463	$11,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$1,181	$100
Accounts payable	1,301	847
Deferred revenue	4,188	4,779
Accrued payroll	1,089	1,092
Accrued expenses and other current liabilities	1,102	849

Total current liabilities	8,861	7,667

Other long-term liabilities	519	248

Commitments and contingencies (Note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at March 31, 2006 and December 31, 2005	45	45

Paid-in capital	18,413	18,410
Accumulated other comprehensive loss	(58)	(61)
Accumulated deficit	(16,833)	(16,388)

Total stockholders’ equity	1,567	2,006

Total liabilities and stockholders’ equity	$12,463	$11,437

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2006	2005

Revenue
Products	$2,039	$2,063
Services	3,572	1,516

Total revenue	5,611	3,579

Cost of sales
Products	1,001	863
Services	1,653	869

Total cost of sales	2,654	1,732

Expenses
Marketing	591	541
General & administrative	1,194	959
Research & development	1,700	1,627

Loss from operations	(528)	(1,280)

Other income
Interest income (expense), net	(28)	6
Investment income	5	1,042
Equity in income of affiliate companies	72	17
Other income, net	34	8

Loss before income taxes	(445)	(207)

Income taxes	—	12

Net loss	$(445)	$(219)

Basic and diluted net loss per share	$(0.10)	$(0.05)

Basic and diluted weighted average shares outstanding	4,478,971	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2006	2005

OPERATIONS:
Net loss	$(445)	$(219)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	134	124
Stock based compensation expense	3	—
Investment income	(5)	(1,042)
Equity in earnings of affiliate companies	(72)	(17)
Changes in operating assets and liabilities
Accounts receivable	(722)	389
Inventories	(292)	(1)
Deferred revenue	(145)	851
Other current assets	(19)	(170)
Accounts payable	453	11
Accrued payroll	(3)	144
Other assets	—	10
Other liabilities	(40)	—
Accrued expenses and other current liabilities	118	(13)

Cash provided by (used for) operating activities	(1,035)	67

INVESTING ACTIVITIES:
Proceeds related to sales of investments	5	1,042
Purchases of intangible assets	—	(5)
Purchases of property and equipment	(223)	(21)

Cash provided by (used for) investing activities	(218)	1,016

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	1,081	405
Repayments under short-term borrowing arrangements	—	(541)

Cash provided by (used for) financing activities	1,081	(136)

Effects of exchange rate changes on cash	3	15

Net increase (decrease) in cash	(169)	962
Cash at beginning of period	378	670

Cash at end of period	$209	$1,632

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$19	$2
Cash paid during the period for income taxes	—	12

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.
2.	The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2006 and 2005. The interim results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, as filed in our annual report on Form 10-KSB.
3.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended March 31,
(unaudited, in thousands)	2006	2005

Net loss	$(445)	$(219)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	15
Unrealized loss on available-for-sale securities	—	(109)

Comprehensive loss	$(442)	$(313)

4.	Stock-Based Compensation — At March 31, 2006, we had two stock-based compensation plans under which stock options have been granted. Stock options for employees generally vest over a three or four year term and stock options for directors vest over a two year term; options have a maturity of ten years from issuance date; and option exercise prices are equal to the closing price on the American Stock Exchange of the common stock on the grant date. Prior to 2006, we accounted for stock-based compensation in accordance with the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation and we adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock Issued to Employees”. In December 2005, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaced APB No. 25 and SFAS No. 123. The change was effective for our company for the reporting period beginning January 1, 2006. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We have adopted SFAS 123R using the modified prospective application method of adoption which requires the company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. The company has estimated forfeiture rates based on its historical experience. Stock based compensation for the quarter ended March 31, 2006 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

No options were granted, exercised or forfeited in the first quarter of 2006 and 2005. The estimated fair value of the options granted during prior years was calculated using the Black Scholes option pricing model with assumptions as previously disclosed.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements on net loss for the three months ended March 31, 2006 was $3,000 lower than if the company had continued to account for stock-based compensation under APB 25. The impact on both basis and diluted loss per share for the three months ended March 31, 2006 was $0.00 per share. Pro forma net loss as if the fair value based method had been applied to all awards is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005

Net loss, reported	$(445)	$(219)
Add: stock-based compensation programs recorded as expense, net of related tax	3	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(3)	(8)

Pro forma net loss	$(445)	$(227)

Loss per common share:

Basic, as reported	$(0.10)	$(0.05)
Basic, pro forma	$(0.10)	$(0.05)
Diluted, as reported	$(0.10)	$(0.05)
Diluted, pro forma	$(0.10)	$(0.05)

All of the company’s stock-based compensation programs recorded as expense relates to stock options. As of March 31, 2006, $9,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 1 year. No options were granted, exercised or forfeited during the quarter ended March 31, 2006. The following table summarizes options as of March 31, 2006:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value

Outstanding at March 1, 2006	238,680	$2.56	5.9	$91,422
Vested and exercisable at March 31, 2006	220,680	2.61	5.7	86,700
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

5.	Industry Segments — Segment information is presented consistently with the basis described in the 2005 Form 10-KSB. The table following contains segment information for the quarters ended March 31, 2006 and 2005.

Quarter ended March 31,
(unaudited, in thousands)	2006	2005

Information Technology
Revenue	$3,887	$1,876
Operating loss	(90)	(1,308)
Industrial Products
Revenue	1,724	1,703
Operating income (loss)	(94)	288

Consolidated Segments
Revenue	$5,611	$3,579
Operating loss	(184)	(1,020)

A reconciliation of consolidated segment data above to consolidated loss follows:

Consolidated segments operating loss	$(184)	$(1,020)
Corporate expenses	(344)	(260)

Consolidated operating loss	(528)	(1,280)
Interest income (expense), net	(28)	6
Investment income	5	1,042
Equity in income of affiliates	72	17
Other income, net	34	8

Loss before income taxes	(445)	(207)

Income taxes	—	12

Net loss	$(445)	$(219)

Depreciation and Amortization
Information Technology	$70	$64
Industrial Products	60	54

Consolidated segments	130	118
Corporate	4	6

Consolidated depreciation and amortization	$134	$124

Capital Expenditures
Information Technology	$7	$14
Industrial Products	198	12

Consolidated segments	205	26
Corporate	18	—

Consolidated capital expenditures	$223	$26

	March 31, 2006	December 31, 2005
	(unaudited)

Identifiable Assets
Information Technology	$4,121	$3,746
Industrial Products	3,502	2,913

Consolidated segments	7,623	6,659
Corporate	4,840	4,778

Consolidated assets	$12,463	$11,437

6.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended March 31,
(unaudited)	2006	2005

VISaer Customer A	—	13%
VISaer Customer B	31%	—
ChemFree Customer C	—	10%
ChemFree Customer D	—	13%

7.	Contract Settlement — In March 2006, our VISaer subsidiary reached a mutual agreement with one of its customers to terminate a Software License Agreement between them. The Settlement and Release Agreement assigns no fault to either party and provides for a refund to the customer of $512,000 of certain prepaid maintenance and other expenses, with such refund to be paid interest-free in monthly installments of $14,222 over a three year period. Accordingly, since VISaer had completed all of the requirements for revenue recognition, in the quarter ended March 31, 2006, VISaer recognized $1,779,000 in services revenue and $827,174 in cost of sales related to this contract, and recorded the refund amount as a liability of which $135,000 is included in other current liabilities and $311,000 in long-term liabilities, ($446,000 in total, which is equal to $512,000 discounted at 9.25%). The liability, which is an obligation of VISaer, is not secured by any assets or guaranteed by the parent company.
8.	Commitments and Contingencies — Please refer to Note 8 to our Consolidated Financial Statements included in our 2005 Form 10-KSB for a description of our commitments and contingencies. There has been no material change since December 31, 2005 in the commitments described in such note, except that the Contract Settlement referenced in Note 7 above involves a commitment by our VISaer subsidiary to make monthly payments of $14,222 each beginning April 1, 2006 until the $512,000 refund due its customer is paid in full.

Legal Matters — In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses and a counterclaim. The case is pending and no trial date has been set. In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. The case is pending. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions although there can be no assurance that the disputes will be resolved in its favor.

ISC Guarantees - In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of March 31, 2006, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

In connection with and to facilitate a software license contract between Ardext Technologies, Inc., a privately held company in which ISC holds a minority ownership, and a customer of Ardext’s, ISC entered into agreements with Ardext and the customer to receive and hold milestone payments by the customer and to return such payments either to the customer or to Ardext depending on the outcome of Ardext’s performance under the contract. At March 31, 2006, ISC has recorded payments totaling $150,000 received from the customer as Other Current Liabilities on the balance sheet, and expects to return such payments either to the customer or to Ardext depending on the outcome of the contract in 2006. ISC has no other obligations under the agreements.

9.	Significant Equity Investee – The following condensed financial information is provided for Horizon Software, LLC, an investee company in which we own a 17% equity interest and which, at March 31, 2006, constituted more than 20% of our consolidated assets.

	Three Months Ended March 31,
(unaudited, in thousands)	2006	2005

Net sales	$4,337	$3,599
Gross profit	3,259	2,764
Net income from continuing operations	356	124
Net income	356	124
ISC share of net income	61	21

10.	New Accounting Pronouncements - In December 2005, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We adopted SFAS No. 123R effective January 1, 2006. There was no material impact on our results of operations or financial condition. Refer to Note 4.

In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – An amendment of ARB No. 43”. SFAS No. 151 clarifies that certain abnormal amounts of production related expenses should be expensed as incurred and not included in overhead. Further, it requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of production facilities. FASB No. 151 is effective for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006. The adoption of this standard did not have a material impact on our financial position and results of operations.
Item 2. Management’s Discussion and Analysis or Plan of Operation
In addition to historical information, this Form 10-QSB may contain forward-looking statements relating to ISC. All statements, trend analysis and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements included those factors described below under “Factors That May Affect Future Performance”. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis or Plan of Operation, in the Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.
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
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all and two of our software subsidiaries have very limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•	Two of our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past five years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a subsidiary’s delivery under a software contract (which may be out of its control) could have a significant and unpredictable impact on consolidated revenue that we can recognize in a given quarterly or annual period.
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
We filed a Form 8-K dated April 27, 2006 in which we disclosed that we received a letter from The American Stock Exchange (“AMEX”) notifying us that, based upon a review of our Annual Report on Form 10-KSB filed for the year ended December 31, 2005, AMEX has determined that we do not meet certain of the AMEX continued listing standards. Specifically, AMEX noted we are not in compliance with Section 1003(a)(ii) of the AMEX Company Guide because our shareholders’ equity is less than $4,000,000 and we have sustained losses in three out of four of our most recent fiscal years. In order to maintain listing of our Common Stock on AMEX, we must submit a plan by May 26, 2006, advising AMEX of our plan to achieve compliance with the continued listing standards within an 18 month period. AMEX will evaluate our plan and determine whether we have made a reasonable demonstration in the plan of an ability to regain compliance with the continued listing standards. If AMEX accepts our plan, we may be able to continue our listing during the plan period, during which time we will be subject to periodic review to determine if we are making progress consistent with the plan. If AMEX does not accept our plan, we do not submit a plan, we fail to make progress consistent with our plan, or if we are not in compliance by the end of the 18 month period, AMEX may initiate delisting proceedings with respect to our Common Stock. We may appeal any AMEX determination to initiate delisting proceedings with respect to our Common Stock. We presently intend to submit such a plan for AMEX to review on a timely basis.

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.
Revenue — Total revenue in the three month period ended March 31, 2006 was $5,611,000, a 57 percent increase compared to the first quarter of 2005. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2,039,000 in the three month period ended March 31, 2006 compared to $2,063,000 in the three months ended March 31, 2005. The mix of revenue contributed by the Industrial Products segment and the Information Technology segment did not change materially in the first quarter of 2006 compared to the same period last year, with Industrial Products representing 85 percent and 83 percent of product revenue in the first quarter of 2006 and 2005, respectively. Service revenue increased period-to-period by 136 percent, or $2,056,000. Most of the increase is attributed to a single multi-year contract at the VISaer subsidiary that was completed and recognized in the first quarter of 2006, contributing $1,779,000 in services revenue. In addition, there was a modest increase in service revenue due to a larger base of installed customers at each of our software subsidiaries that pay annual maintenance fees and that require other billable professional services.
Cost of Sales — Total cost of sales was 47 percent of total revenue in three month period ended March 31, 2006 and 48 percent in the same period in 2005. However, the cost of product revenue and service revenue was different between periods, both in absolute terms and as a percentage of product and service revenue. Cost of product revenue was 49 percent of product revenue in the first quarter of 2006 compared to 42 percent of product revenue in the same period in 2005. The principal reason for the difference is due to an increase in the cost of sales of ChemFree’s industrial products. ChemFree experienced higher costs for transportation and certain plastic components due to increased gas and petroleum products prices, as well as more temporary facility and labor expenses required to support higher production output to meet current and anticipated order levels. Cost of service revenue (which relates to the software subsidiaries only) was 46 percent and 57 percent of service revenue in the three month periods ending March 31, 2006 and 2005, respectively. The change between periods reflects the fact that VISaer’s single multi-year contract that contributed $1,779,000 in services revenue had a proportionately lower cost of sales than is typical of VISaer’s professional services contracts.
Operating Expenses — In the three month period ended March 31, 2006, total consolidated operating expenses were 11 percent higher than in the corresponding period in 2005. Consolidated marketing expenses were nine percent ($50,000) higher in the first quarter of 2006 as compared to last year, the majority of which reflects modest increases in a mix of different expenses at several subsidiaries. Consolidated general and administrative expenses increased by 25 percent ($235,000) in the three month period ended March 31, 2006 as compared to the corresponding period in 2005. Most of the increase relates to higher legal expenses at the ChemFree subsidiary as well as some increase in corporate expenses mainly related to earlier billing of audit expenses in 2006 compared to 2005. Consolidated research and development expenses were four percent ($73,000) higher in the first quarter of 2006 compared to the first quarter of 2005. The increase is due to a higher number of employees at our CoreCard Software’s subsidiaries in Romania and India.
Interest Income (Expense) — In the three months ended March 31, 2006, we recorded $28,000 in net interest expense compared to $6,000 in net interest income in the corresponding period in 2005. The net interest expense in 2006 reflects greater utilization of our line of credit at a higher interest rate during the first quarter of 2006 whereas the net interest income in 2005 includes interest income recorded at a subsidiary reflecting a finance charge on a customer contract, offset in part by approximately $3,000 in interest expense related to the company’s borrowings under its bank line of credit.
Investment Income — We recorded $5,000 in investment income in the first quarter of 2006 compared to investment income of $1,042,000 in the first quarter of 2005. The investment income in 2005 reflects a cash distribution received in the first quarter of 2005 related to the ISC Guernsey asset sale completed in June 2004, as explained in more detail in Note 2 to the Consolidated Financial Statements in our Form 10-KSB for the year ended December 31, 2005.
Equity Earnings (Losses) of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $72,000 in net equity income of two affiliate companies in the first quarter of 2006 compared to $17,000 in net equity in income of affiliate companies in the three months ended March 31, 2005. These results include our pro rata share of the net earnings and losses reported by two affiliate companies (CoreXpand and Horizon Software) in 2005 and 2006. The change between periods reflects increased profits at both affiliate companies.
Other Income, Net — Other income was $34,000 in the three months ended March 31, 2006 compared to $8,000 in the three months ended March 31, 2005. The amount in each year reflects foreign currency exchange gains.
Income Taxes — We did not accrue for any income tax liability year-to-date in 2006 and we believe our deferred tax assets should be fully reserved given their character and our historical losses. In the three months ended March 31, 2005, the tax liability recorded reflects $4,000 in state tax liability at a subsidiary and $8,000 in estimated alternative minimum tax.
Liquidity and Capital Resources
Our cash balance at March 31, 2006 was $209,000 compared to our cash balance of $378,000 at December 31, 2005. Our principal source of cash during the three month period ended March 31, 2006 was $1,081,000 in borrowings under our bank line of credit. Principal uses of cash during the first quarter of 2006 included a $722,000 increase in accounts receivable due mainly to higher billings at ChemFree and CoreCard, $292,000 related to higher levels of raw material and finished goods inventory at ChemFree, and $223,000 in purchases of property and equipment, most of which relates to ChemFree products which are leased to customers under long-term leases. The increase in inventory levels at ChemFree reflects a number of factors including an increase in the price of certain plastics materials due to general market increases in prices of petroleum-based products, an increase in the minimum order quantity of certain parts requiring ChemFree to inventory larger quantities than in the past, the addition of a new product line, and a growing pipeline of orders to be delivered in future periods. In recent years, most of our cash has been generated on an irregular basis from sales of our investments in non-consolidated technology companies and we have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We do not expect the same level of cash investment in 2006 in these two subsidiaries. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund a significant portion of CoreCard’s and VISaer’s operations on an annual basis, although their monthly cash flows are expected to be irregular As explained in Note 7 to these Consolidated Financial Statements, $135,000 and $311,000 of the increase in short-term and long-term liabilities are related to the settlement agreement with one of VISaer’s customers.
We currently plan to support negative cash flow from consolidated operations, which is expected to occur mainly in the first half of 2006, through additional periodic draws against our bank line of credit, as we have done year-to-date in 2006. In the first quarter of 2006, negative cash flows from operations required significant borrowings under our bank line of credit in excess of our projections at the beginning of the year. We expect to be close to the maximum borrowings under our existing line of credit during the second quarter of 2006 before generating positive cash from operations which will allow us to reduce our line of credit balance. Furthermore, we have a redemption option with respect to our holdings in an affiliate company, which is presently exercisable, that would require the affiliate to redeem our holdings for an amount equal to the greater of fair market value or our investment plus a defined annual rate of return. Although we do not have any present intention to exercise this redemption option, we could decide to exercise the option in whole or part and generate near-term cash. Sales of investments, subsidiaries or assets have generated cash on an irregular basis in the past but the amount and timing of sales of such transactions cannot be predicted with reasonable certainty. For instance, subsequent to March 31, 2006, we received a cash distribution of $167,000 related to the sale of Aderis Pharmaceuticals, a privately held company in which we were a small shareholder and a cash distribution of $188,000 related to our interest in an affiliate company, Horizon Software, although the timing and amount of such distributions were not predictable in advance. Our budgeted cash requirements for operations for the second half of 2006 are lower than in the first half of 2006 based on new and pending software contracts, milestone payments on existing contracts, and annual maintenance and professional services contracts at our Information Technology subsidiaries, of which a significant number renew in mid-year.
We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for expected draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall unless the bank provides an exception. It may be possible to increase the maximum borrowing amount under our line of credit secured by other assets, although there can be no assurance that the bank would agree to such an increase. Furthermore, if the bank elects not to renew our line of credit at the end of the current term (September 1, 2006), we may not be able to find a replacement line of credit on acceptable terms, if at all. Certain software customer contracts tie cash payments to delivery dates of various software deliverables. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2006. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned and we would need to increase our use of our bank line of credit, scale back operations at the subsidiary or seek new financing, which could affect performance under the contracts, at least in the short term.
As explained in Note 2 to our Consolidated Financial Statements in our Form 10-KSB for the year ended December 31, 2005, we are carrying an amount of $150,000 in the category “Other Current Liabilities” that represents funds being held by us related to a deposit by a customer of Ardext Technologies, a privately owned company in which we have a minority ownership position. The $150,000 is being held by us as a condition of the contract between the customer and Ardext and will be refunded at some point in 2006 either to the customer or to Ardext, depending upon the performance under the contract between the two parties. We have no other obligations to either party with respect to this arrangement.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-KSB for 2005. During the quarter ended March 31, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2005.
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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.
•	Undetected software errors or poor quality control which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).
•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.
•	Failure of our products’ specifications and features to achieve market acceptance.
•	The inability of our software subsidiaries to retain key software developers who have accumulated years of know-how in our target markets and company products, or failure to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.
•	Continued increases in the price of oil, which could increase ChemFree’s product costs and which could affect VISaer’s results if potential aviation customers delay or cancel purchases of software or services in the face of declining industry trends or poor financial condition.
•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.
•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.
•	Increased operating expenses and diversion of resources related to compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
•	Negative trends affecting the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.
•	In the Industrial Products market, failure by ChemFree to protect its intellectual property assets or to prevail in legal matters described in Item 3 of our Form 10-KSB for the year ended December 31, 2005, which could increase competition in the market place and result in greater price pressure and lower margins, thus impacting sales, profits and projected cash flow.
•	An insufficient number of potential CoreCard customers decides to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue and greater cash requirements.
•	Budget reductions by state and local governments for information technology products that delay award of contracts or implementations for our QS Technologies subsidiary.
•	Consolidation of software vendors or software tool providers in the public health market or changes in the regulations governing electronic records which could increase competition or require expensive software modifications, affecting QS Technologies’ revenue and costs.
•	An insufficient level of qualifying accounts receivable and inventories to support a borrowing base sufficient to meet our borrowing requirements under our bank line of credit.
•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchases.
•	The sale of a subsidiary which could impact future revenue, profit/loss or cash contribution, and result in a one-time gain or loss on the sale transaction.
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 8 to the Consolidated Financial Statements in our Form 10-KSB for the year ended December 31, 2005. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 15, 2006	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2006	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer