Form 10QSB
period 2006-06-30
INTELLIGENT SYSTEMS CORP
filed 2006-08-11
CIK 320340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Issuer’s telephone number, including area code: (770) 381-2900
Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, 4,478,971 shares of Common Stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)

ASSETS

Current assets:
Cash	$447	$378
Accounts receivable, net	3,590	1,827
Inventories	1,039	770
Other current assets	498	355

Total current assets	5,574	3,330

Long-term investments	4,173	4,571
Property and equipment, at cost less accumulated depreciation	1,150	940
Goodwill, net	2,047	2,047
Other intangibles, net	445	532
Other assets, net	28	17

Total assets	$13,417	$11,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$2,012	$100
Accounts payable	1,801	847
Deferred revenue	4,531	4,779
Accrued payroll	1,036	1,092
Accrued expenses and other current liabilities	1,263	849

Total current liabilities	10,643	7,667

Other long-term liabilities	486	248

Commitments and contingencies (Note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at June 30, 2006 and December 31, 2005	45	45
Paid-in capital	18,410	18,410
Accumulated other comprehensive loss	(74)	(61)
Accumulated deficit	(17,609)	(16,388)

Total stockholders’ equity	772	2,006

Total liabilities and stockholders’ equity	$13,417	$11,437

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Revenue
Products	$2,427	$2,820	$4,466	$4,883
Services	1,802	1,842	5,374	3,358

Total revenue	4,229	4,662	9,840	8,241

Cost of sales
Products	1,226	869	2,227	1,732
Services	751	980	2,404	1,849

Total cost of sales	1,977	1,849	4,631	3,581

Expenses
Marketing	595	601	1,186	1,142
General & administrative	949	800	2,143	1,759

Research & development	1,545	1,675	3,245	3,302

Loss from operations	(837)	(263)	(1,365)	(1,543)

Other income
Interest income (expense), net	(33)	12	(61)	18
Investment income, net	2	914	7	1,956
Equity in earnings of affiliate companies	91	19	163	36
Other income, net	1	13	35	21

Income (loss) before income taxes	(776)	695	(1,221)	488

Income taxes	—	—	—	12

Net income (loss)	$(776)	$695	$(1,221)	$476

Basic net income (loss) per share	$(0.17)	$0.16	$(0.27)	$0.11
Diluted net income (loss) per share	$(0.17)	$0.15	$(0.27)	$0.10

Basic weighted average shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average shares outstanding	4,478,971	4,628,183	4,478,971	4,638,043

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2006	2005

OPERATIONS:
Net income (loss)	$(1,221)	$476
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	260	257
Stock based compensation expense	6	—
Investment income, net	(7)	(1,956)
Equity in earnings of affiliate companies	(163)	(36)
Changes in operating assets and liabilities
Accounts receivable	(1,763)	(661)
Inventories	(269)	(88)
Other current assets	(143)	(269)
Other non-current assets	—	8
Accounts payable	953	(32)
Accrued payroll	(56)	284
Deferred revenue	(248)	898
Accrued expenses and other current liabilities	398	(37)
Other liabilities	239	—

Cash used for operating activities	(2,014)	(1,156)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	183	2,117
Purchases of intangible assets	—	(6)
Distributions from long-term investments	385	9
Purchases of property and equipment	(384)	(268)

Cash provided by investing activities	184	1,852

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	1,912	705
Repayments under short-term borrowing arrangements	—	(672)

Cash provided by financing activities	1,912	33

Effects of exchange rate changes on cash	(13)	32

Net increase in cash	69	761
Cash at beginning of period	378	670

Cash at end of period	$447	$1,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$41	$7
Cash paid during the period for income taxes	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.

2.	The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2006 and 2005. The interim results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2005, as filed in our annual report on Form 10-KSB.

3.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

	Three Months Ended		Six Months Ended
Consolidated Statements of Comprehensive Income (loss)	June 30,		June 30,
(unaudited, in thousands)	2006	2005	2006	2005

Net income (loss)	$(776)	$695	$(1,221)	$476
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	17	(13)	32
Unrealized loss on available-for-sale securities	—	24	—	(85)

Comprehensive income (loss)	$(791)	$736	$(1,234)	$423

4.	Stock-Based Compensation — At June 30, 2006, we had two stock-based compensation plans under which stock options have been granted. Stock options for employees generally vest over a three or four year term and stock options for directors vest over a two year term; options have a maturity of ten years from issuance date; and option exercise prices are equal to the closing price on the American Stock Exchange of the common stock on the grant date. Prior to 2006, we accounted for stock-based compensation in accordance with the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation and we adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock Issued to Employees”. In December 2005, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaced APB No. 25 and SFAS No. 123. The change was effective for our company for the reporting period beginning January 1, 2006. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We have adopted SFAS 123R using the modified prospective application method of adoption which requires the company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. The company has estimated forfeiture rates based on its historical experience. Stock based compensation for the three and six month periods ended June 30, 2006 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

No options were granted, exercised or forfeited in the first six months of 2006. In the second quarter of 2005, 12,000 options were granted at fair market value on the date of grant pursuant to the Non-employee Directors Stock Option Plan. The estimated fair value of the options granted during prior years was calculated using the Black Scholes option pricing model with assumptions as previously disclosed.

As a result of adopting SFAS 123R, the impact to the Consolidated Financial Statements was to increase the net loss for the three and six months ended June 30, 2006 by $3,000 and $6,000, respectively, than if the company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share for the three and six months ended June 30, 2006 was $0 and $0 per share, respectively. Pro forma net loss as if the fair value based method had been applied to all awards is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net income (loss), reported	$(776)	$695	$(1,221)	$476
Add: stock-based compensation programs recorded as expense, net of related tax	3	—	6	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(3)	(10)	(6)	(18)

Pro forma net income (loss)	$(776)	$685	$(1,221)	$458

Income (loss) per common share:

Basic, as reported	$(0.17)	$0.16	$(0.27)	$0.11
Basic, pro forma	$(0.17)	$0.15	$(0.27)	$0.10
Diluted, as reported	$(0.17)	$0.15	$(0.27)	$0.10
Diluted, pro forma	$(0.17)	$0.15	$(0.27)	$0.10

All of the company’s stock-based compensation expense relates to stock options. As of June 30, 2006, $6,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 1 year. No options were granted, exercised or forfeited during the three or six month period ended June 30, 2006. The following table summarizes options as of June 30, 2006:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value

Outstanding at June 30, 2006	238,680	$2.56	5.7	$55,440
Vested and exercisable at June 30, 2006	232,680	2.57	5.4	55,440
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

5.	Industry Segments — Segment information is presented consistently with the basis described in the 2005 Form 10-KSB. The table following contains segment information for the three and six month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2006	2005	2006	2005

Information Technology
Revenue	$2,101	$3,219	$5,987	$5,095
Operating loss	(641)	(192)	(674)	(1,501)
Industrial Products
Revenue	2,128	1,443	3,853	3,146
Operating income (loss)	78	153	(16)	442

Consolidated Segments
Revenue	$4,229	$4,662	$9,840	$8,241
Operating loss	(563)	(39)	(689)	(1,059)

A reconciliation of consolidated segment data above to consolidated income (loss) follows:

Consolidated segments operating loss	$(563)	$(39)	$(689)	$(1,059)
Corporate expenses	(274)	(224)	(676)	(484)

Consolidated operating loss	(837)	(263)	(1,365)	(1,543)
Interest income (expense), net	(33)	12	(61)	18
Investment income	2	914	7	1,956
Equity in income of affiliates	91	19	163	36
Other income, net	1	13	35	21

Income (loss) before income taxes	(776)	695	(1,221)	488

Income taxes	—	—	—	12

Net income (loss)	$(776)	$695	$(1,221)	$476

Depreciation and Amortization
Information Technology	$69	$69	$139	$133
Industrial Products	65	62	125	117

Consolidated segments	134	131	264	250
Corporate	(7)	1	(3)	7

Consolidated depreciation and amortization	$127	$132	$261	$257

Capital Expenditures
Information Technology	$14	$44	$22	$57
Industrial Products	140	173	338	181

Consolidated segments	154	217	360	238
Corporate	6	30	24	30

Consolidated capital expenditures	$160	$247	$384	$268

		June 30, 2006		December 31, 2005
		(unaudited)

Identifiable Assets
Information Technology		$4,893		$3,746
Industrial Products		3,967		2,913

Consolidated segments		8,860		6,659
Corporate		4,557		4,778

Consolidated assets		$13,417		$11,437

6.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2006	2005	2006	2005

VISaer Customer A	—	—	18%	—
VISaer Customer B	—	14%	—	—
VISaer Customer C	11%	—	—	10%

7.	Contract Settlement — In March 2006, our VISaer subsidiary reached a mutual agreement with one of its customers to terminate a Software License Agreement between them. The Settlement and Release Agreement assigns no fault to either party and provides for a refund to the customer of $512,000 of certain prepaid maintenance and other expenses, with such refund to be paid interest-free in monthly installments of $14,222 over a three year period. Accordingly, since VISaer had completed all of the requirements for revenue recognition, in the quarter ended March 31, 2006, VISaer recognized $1,779,000 in services revenue and $827,174 in cost of sales related to this contract, and recorded the refund amount as a liability of which $135,000 was recorded in other current liabilities and $311,000 in long-term liabilities at March 31, 2006, ($446,000 in total, which is equal to $512,000 discounted at 9.25%). At June 30, 2006, the amount related to this settlement that is included in current and long-term liabilities is $135,077 and $277,924, respectively. The liability, which is an obligation of VISaer, is not secured by any assets or guaranteed by the parent company.

8.	Commitments and Contingencies — Please refer to Note 8 to our Consolidated Financial Statements included in our 2005 Form 10-KSB for a description of our commitments and contingencies. There has been no material change since December 31, 2005 in the commitments described in such note, except that the Contract Settlement referenced in Note 7 above involves a commitment by our VISaer subsidiary to make monthly payments of $14,222 each beginning April 1, 2006 until the $512,000 refund due its customer is paid in full.

Legal Matters — In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses and a counterclaim. The case is pending and no trial date has been set. In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. In July 2006, the judge issued a ruling confirming ChemFree’s request to compel arbitration and the matter will now move through the arbitration process. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions although there can be no assurance that the disputes will be resolved in its favor.

ISC Guarantees — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of June 30, 2006, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

In connection with and to facilitate a software license contract between Ardext Technologies, Inc., a privately held company in which ISC holds a minority ownership, and a customer of Ardext’s, ISC entered into agreements with Ardext and the customer to receive and hold milestone payments by the customer and to return such payments either to the customer or to Ardext depending on the outcome of Ardext’s performance under the contract. At June 30, 2006, ISC has recorded payments totaling $150,000 received from the customer as Other Current Liabilities on the balance sheet and ISC expects to return such amount to the customer in August 2006 based on a recent decision by the customer to terminate the Ardext Technologies’ project. ISC has no other obligations under the agreements.

9.	Significant Equity Investee — The following condensed financial information is provided for Horizon Software, LLC, an investee company in which we own a 17% equity interest and which, at June 30, 2006, constituted more than 20% of our consolidated assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2006	2005	2006	2005

Net sales	$5,272	$4,956	$9,609	$8,554
Gross profit	3,826	3,781	7,084	6,544
Net income from continuing operations	556	924	912	1,047
Net income	556	924	912	1,047
ISC share of net income	95	158	156	179

10.	New Accounting Pronouncements — In December 2005, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We adopted SFAS No. 123R effective January 1, 2006. There was no material impact on our results of operations or financial condition. Refer to Note 4.

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

11.	Subsequent Event — Effective July 31, 2006, the company completed the sale of the business and certain assets of its QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc. [NASDAQ SC:NTST]. The company sold assets associated with the QS business consisting principally of intangibles, furniture and equipment, prepaid expenses and work-in-process for a combination of $1.9 million in cash, a promissory note of Netsmart in the amount of $1.435 million and the assumption by Netsmart Public Health of approximately $1.8 million in net liabilities of QS. The company retained accounts receivable and cash of QS aggregating approximately $ 2.0 million. The promissory note of Netsmart Technologies, Inc. bears interest at the rate of 8.25 percent and is payable in thirty-six monthly payments of $45,133 beginning September 1, 2006. The principal amount of the note is subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through December 31, 2006. The transaction also provides for contingent payments to the company of up to $1.45 million in 2008 based on the attainment by the QS business of certain levels of revenue and bookings in 2007. The company will report a gain on the sale in the third quarter ending September 30, 2006. Further details of the transaction are included in the company’s Form 8-K dated August 1, 2006 filed with the Securities and Exchange Commission.

On August 11, 2006, the renewal date for the company's $2 million bank line of credit was changed from September 1, 2006 to December 1, 2006 under essentially the same terms and conditions.
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
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology sector in the periods reported herein are QS Technologies, Inc. (software for public health and human services), VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing credit and debit cards). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).
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
As disclosed in Note 11 to these financial statements, we sold certain assets and the business operations of our QS subsidiary on July 31, 2006. Accordingly, we will not include the results of operations of the QS subsidiary in our consolidated financial statements after that date. In prior periods, on an annual basis the QS operations have contributed positive earnings and cash flow that is reflected in the ISC consolidated financial statements. We expect to report a significant non-recurring gain on the sale of the QS assets in the quarter ended September 30, 2006 but revenue, profits and cash flow from operations after the sale date will not include a contribution from the QS operations which could have a negative impact on near-term results. As explained earlier in this discussion, for a variety of reasons, our operating results vary significantly from quarter-to-quarter and are not generally predictable with any degree of certainty.
We filed a Form 8-K dated April 27, 2006 in which we disclosed that we received a letter from The American Stock Exchange (“AMEX”) notifying us that AMEX had determined that we do not meet certain of the AMEX continued listing standards. Specifically, AMEX noted we were not in compliance with Section 1003(a)(ii) of the AMEX Company Guide because our shareholders’ equity is less than $4,000,000 and we have sustained losses in three out of four of our most recent fiscal years. In May 2006, we submitted a plan to AMEX to achieve compliance with the continued listing standards within an 18 month period. On July 21, 2006, AMEX notified us that it has determined we have made a reasonable demonstration in the plan of our ability to regain compliance with the continued listing standards by October 27, 2007. During this extension period, we will be subject to periodic review to determine if we are making progress consistent with the plan.
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.
Revenue — Total consolidated revenue in the three month period ended June 30, 3006 was $4,229,000, a nine percent decline compared to the second quarter of 2005. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2,427,000 in the three month period ended June 30, 2006 compared to $2,820,000 in the three months ended June 30, 2005. Product revenue contributed by the Industrial Products segment was 88 percent of total product revenue in the second quarter of 2006 compared to 51 percent of total product revenue in the same quarter last year. The change in product mix is due to a 47 percent increase in revenue at the ChemFree subsidiary and a decline in the number of new software licenses recorded by our Information Technology segment, principally at the VISaer subsidiary. ChemFree increased the unit volume sold of Smartwashers, fluid and filter in both domestic and international markets. Revenue from products in the first six months of 2006 was $4,466,000, down nine percent as compared to the same six month period of 2005. The Industrial Products segment grew by 22 percent in the year-to-date period in 2006 compared to the year-to-date period in 2005, mainly due to increased volume of products sold in the domestic U.S. market in both the distributor channel and large corporate account channel. The Information Technology segment recorded a decline in the number of new software licenses recognized in the first six months of 2006 as compared to the first six months of last year, principally at the VISaer subsidiary.
Service revenue associated with the Information Technology segment was essentially flat in the three month periods ended June 30, 2006 and 2005. For the year-to-date period in 2006, service revenue increased sixty percent to $5,374,000 compared to $3,358,000 in the six month period ended June 30, 2005. Most of the increase is attributed to a single multi-year contract at the VISaer subsidiary that was completed and recognized in the first quarter of 2006, contributing $1,779,000 in services revenue.
Cost of Sales — Total cost of sales was 47 percent of total revenue in three and six month periods ended June 30, 2006 compared to total cost of sales of 40 percent and 43 percent in the three and six month periods, respectively, ended June 30, 2005. Cost of product revenue was 51 percent and 50 percent of product revenue in the three and six month periods, respectively, of 2006 compared to 31 percent and 35 percent, respectively, of product revenue in the corresponding periods in 2005. The principal reason for the difference is due in part to the change in product mix between periods. The product cost associated with Industrial Products is significantly higher than for software products and with a higher percentage of revenue associated with Industrial Products in 2006, there was a corresponding increase in cost of sales and lower gross margin. Furthermore, ChemFree experienced higher costs for transportation and certain plastic components due to increased gas and petroleum products prices, as well as more temporary facility and labor expenses required to support higher production output to meet current and anticipated order levels. Cost of service revenue (which relates to the Information Technology segment only) was 42 percent and 45 percent of service revenue in the three and six month periods, respectively, ending June 30, 2006 compared to 53 percent and 55 percent, respectively, of service revenue in the comparable periods in 2005. The change between periods is due in large part to fewer employees and increased productivity of the professional services personnel at VISaer.
Operating Expenses — Consolidated marketing expenses were not materially different in the second quarter and six month period ended June 30, 2006 compared to the same periods in 2005. Consolidated general and administrative expenses increased by 19 percent ($149,000) and 22 percent ($384,000), respectively, in the three and six month periods ended June 30, 2006 as compared to the corresponding periods in 2005. Most of the G&A increase relates to higher legal expenses at the ChemFree subsidiary. Consolidated research and development expenses were lower by eight percent ($130,000) and two percent ($57,000), respectively, in the three and six month periods in 2006 as compared to the same periods in 2005. Although the company increased the number of development and quality assurance employees at our subsidiaries in Romania and India, the increased cost was offset by fewer domestic personnel and less use of contract personnel. In addition, at the VISaer subsidiary, more of the R&D personnel costs were allocated to cost of sales and work-in-process for specific contracts in the year-to-date period of 2006 as compared to the same period in 2005.
Interest Income (Expense) — In the three and six months ended June 30, 2006, we recorded $33,000 and $61,000, respectively, in net interest expense compared to $12,000 and $18,000 in net interest income in the corresponding periods in 2005. The net interest expense in 2006 reflects greater utilization of our line of credit at a higher interest rate that in the corresponding periods of 2005 whereas the net interest income in 2005 includes interest income recorded at a subsidiary reflecting a finance charge on a customer contract, offset in part by interest expense related to the company’s borrowings under its bank line of credit.
Investment Income — We recorded $2,000 and $7,000 in investment income in the three and six month periods ended June 30, 2006 compared to investment income of $914,000 and $1,956,000, respectively, in the corresponding periods in 2005. The investment income in 2005 reflects cash distributions received in the first and second quarters of 2005 related to the ISC Guernsey asset sale completed in June 2004, as explained in more detail in Note 2 to the Consolidated Financial Statements in our Form 10-KSB for the year ended December 31, 2005.
Equity Earnings (Losses) of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $91,000 and $163,000, respectively, in net equity income of affiliate companies in the three and six months ended June 30, 2006 compared to $19,000 and $36,000, respectively in net equity in income of affiliate companies in the comparable periods in 2005. The difference between periods reflects changes in profitability at each of the affiliate companies.
Other Income, Net — We recognized other income of $1,000 in the three months ended June 30, 2006 compared to other income of $13,000 in the three months ended June 30, 2005. In the six month period ended June 30, 2006, we recognized $35,000 in other income compared to $21,000 in other income in the corresponding period in 2005. The amount in each year reflects foreign currency exchange gains.
Income Taxes — We did not accrue for any income tax liability year-to-date in 2006 and we believe our deferred tax assets should be fully reserved given their character and our historical losses. In the six month ended March 31, 2005, the tax liability recorded reflects $4,000 in state tax liability at a subsidiary and $8,000 in estimated alternative minimum tax.
Liquidity and Capital Resources
Our cash balance at June 30, 2006 was $447,000 compared to our cash balance of $378,000 at December 31, 2005. Our principal source of cash during the six month period ended June 30, 2006 was $1,912,000 in borrowings under our bank line of credit and to a lesser extent, $167,000 received from the sale of our holdings in Aderis Pharmaceuticals and an aggregate of $385,000 from cash distributions from two affiliate companies. Principal uses of cash during the six months ended June 30, 2006 included a $1,763,000 increase in accounts receivable due in large part to higher billings at QS Technologies for annual maintenance billings which typically occur each June, $269,000 related to higher levels of raw material and finished goods inventory at ChemFree, and $384,000 in purchases of property and equipment, most of which relates to ChemFree products which are leased to customers under long-term leases. The increase in inventory levels at ChemFree reflects a number of factors including an increase in the price of certain plastics materials due to general market increases in prices of petroleum-based products, an increase in the minimum order quantity of certain parts requiring ChemFree to inventory larger quantities than in the past, the addition of a new product line, and a higher level of sales. We used an aggregate of approximately $1.7 million cash in the first six months of 2006 to support the CoreCard domestic and overseas software development operations and the VISaer operations. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund a significant portion of CoreCard’s and VISaer’s operations, although their monthly cash flows are expected to be irregular.
In the first half of 2006, negative cash flows from operations required significant borrowings under our bank line of credit. In the second quarter of 2006, we increased our line of credit to permit borrowings of up to $2.5 million. With the sale of the QS business, as disclosed in Note 11 to this report, we received $1.9 million in cash and retained accounts receivable and cash of QS aggregating approximately $2.0 million. We used proceeds from the sale and accounts receivable to pay down the $2.0 outstanding balance on our line of credit and, as of this filing, have no borrowings under the line. We have historically sold assets or acquired new ones from time to time, as exemplified by the QS transaction, and expect to do so in the future from time to time, but the timing and consideration related to such transactions are not predictable in advance.
We presently project that we will have sufficient cash on hand and expected cash flow to meet our operating needs in the foreseeable future. We also expect that accounts receivable and inventory balances will provide the required borrowing base for draws under our bank line of credit if necessary. However, if the bank elects not to renew our line of credit at the end of the current term (December 1, 2006), we may not be able to find a replacement line of credit on acceptable terms, if at all. Certain software customer contracts tie cash payments to delivery dates of various software deliverables. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2006. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned and we would need to increase the use of our bank line of credit.
As explained in Note 8 to our Consolidated Financial Statements in our Form 10-KSB for the year ended December 31, 2005, we are carrying an amount of $150,000 in the category “Other Current Liabilities” that represents funds being held by us related to a deposit by a customer of Ardext Technologies, a privately owned company in which we were a minority owner. The $150,000 is being held by us as a condition of the contract between the customer and Ardext and is expected to be refunded in August 2006 to the customer, based on a recent decision to terminate the contract between the two parties. We have no other obligations to either party with respect to this arrangement.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-KSB for 2005. During the three and six month periods ended June 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2005.
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
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on May 25, 2006, the shareholders reelected James V. Napier and J. Leland Strange to serve as directors until the Annual Meeting of Shareholders in 2009. Mr. Napier was elected by a vote of 4,117,890 For and 72,449 Withheld. Mr. Strange was elected by a vote of 4,115,371 For and 74,968 Withheld. Other directors whose terms continue after the Annual Meeting of Shareholders are Parker H. Petit and John B. Peatman.
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 11, 2006	By:	/s/ J. Leland Strange J. Leland Strange
Chief Executive Officer, President

Date: August 11, 2006	By:	/s/ Bonnie L. Herron Bonnie L. Herron
Chief Financial Officer