Form 10QSB
period 2006-09-30
INTELLIGENT SYSTEMS CORP
filed 2006-11-14
CIK 320340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Issuer’s telephone number, including area code: (770) 381-2900
Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2006, 4,478,971 shares of Common Stock were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS
Current assets:
Cash	$2,994	$378
Accounts receivable, net	2,413	1,827
Notes and interest receivable, current portion	3,316	—
Inventories	838	770
Other current assets	625	355

Total current assets	10,186	3,330

Long-term investments	1,299	4,571
Notes receivable, net of current portion	957	—
Property and equipment, at cost less accumulated depreciation	1,136	940
Goodwill, net	2,047	2,047
Other intangibles, net	402	532
Other assets, net	28	17

Total assets	$16,055	$11,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$100
Accounts payable	1,244	847
Deferred revenue	2,780	4,779
Accrued payroll	827	1,092
Accrued expenses and other current liabilities	1,476	849

Total current liabilities	6,327	7,667

Other long-term liabilities	428	248

Commitments and contingencies (Note 10)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at September 30, 2006 and December 31, 2005	45	45
Paid-in capital	18,422	18,410
Accumulated other comprehensive loss	(90)	(61)
Accumulated deficit	(10,593)	(16,388)

Total stockholders’ equity	7,784	2,006

Total liabilities and stockholders’ equity	$16,055	$11,437

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Revenue
Products	$2,464	$1,541	$6,656	$5,856
Services	996	1,093	5,233	3,276

Total revenue	3,460	2,634	11,889	9,132

Cost of sales
Products	1,170	733	3,397	2,465
Services	435	603	2,401	1,953

Total cost of sales	1,605	1,336	5,798	4,418

Expenses
Marketing	545	397	1,577	1,375
General & administrative	868	827	2,833	2,360
Research & development	1,390	1,562	4,279	4,539

Loss from operations	(948)	(1,488)	(2,598)	(3,560)

Other income
Interest income (expense), net	(7)	1	(68)	20
Investment income (loss), net	2,638	(48)	2,645	1,908
Equity in earnings of affiliate companies	188	358	351	393
Other income (loss), net	(45)	(21)	(8)	(1)

Income (loss) from continuing operations before income taxes	1,826	(1,198)	322	(1,240)

Income taxes	—	1	—	4

Income (loss) from continuing operations	1,826	(1,199)	322	(1,244)

Income from discontinued operations, no tax effect	317	41	600	562
Gain on sale of discontinued operations, no tax effect	4,873	—	4,873	—

Net income (loss)	$7,016	$(1,158)	$5,795	$(682)

Income (loss) per share from continuing operations:
Basic	$0.41	$(0.27)	$0.07	$(0.28)
Diluted	$0.40	$(0.27)	$0.07	$(0.28)

Income per share from discontinued operations:
Basic	$1.16	$0.01	$1.22	$0.13
Diluted	$1.12	$0.01	$1.18	$0.13

Income (loss) per share:
Basic	$1.57	$(0.26)	$1.29	$(0.15)
Diluted	$1.52	$(0.26)	$1.25	$(0.15)

Basic weighted average shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average shares outstanding	4,615,619	4,478,971	4,620,552	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited, in thousands)

	Nine Months Ended Sept. 30,
CASH PROVIDED BY (USED FOR):	2006	2005

OPERATIONS:
Net income (loss)	$5,795	$(682)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	396	382
Stock based compensation expense	9	—
Gain on sale of QS business	(4,873)	—
Investment income, net	(2,645)	(1,908)
Equity in earnings of affiliate companies	(351)	(393)
Changes in operating assets and liabilities, net of effect of sale of QS business
Accounts receivable	(586)	798
Accrued interest receivable	(23)	—
Inventories	(68)	(149)
Other current assets	(133)	(143)
Other non-current assets	—	8
Accounts payable	445	17
Accrued payroll	(145)	71
Deferred revenue	(268)	1,134
Accrued expenses and other current liabilities	146	153
Other liabilities	246	—

Cash used for operating activities	(2,055)	(712)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	3,033	2,243
Purchases of intangible assets	—	(6)
Proceeds from sale of QS business	1,900	—
Proceeds from notes receivable	35	—
Payments on notes payable	(66)	—
Distributions from long-term investments	385	28
Purchases of property and equipment	(490)	(329)

Cash provided by investing activities	4,797	1,936

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	2,220	836
Repayments under short-term borrowing arrangements	(2,320)	(1,103)
Proceeds from exercise of stock options in subsidiary	3	—

Cash used for financing activities	(97)	(267)

Effects of exchange rate changes on cash	(29)	47

Net increase in cash	2,616	1,004
Cash at beginning of period	378	670

Cash at end of period	$2,994	$1,674

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
(unaudited, in thousands)

	Nine Months Ended Sept. 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$74	$7
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Sale of Horizon Software investment:
As explained in Note 4 to the consolidated financial statements, the company sold its 17 percent interest in Horizon as of August 31, 2006. The carrying value of the Horizon investment at the time of the sale was $3,062,000 and the proceeds of the sale included a note receivable of $2,850,000 in addition to the cash proceeds of $2,850,000. The sale resulted in a gain of $2,638,000.
Sale of QS Technologies Business (Discontinued Operations):
Below is a reconciliation of the cash and non-cash activities associated with the sale of the QS Technologies business, as disclosed in Note 3 to the consolidated financials statements. The assets and liabilities are valued at their carrying values as of the date of the transaction, July 31, 2006.

(unaudited, in $000s)

Proceeds from sale:
Cash	$1,900
Note receivable	1,435
Other receivables	305
Liabilities assumed by (assets transferred to) buyer:
Other current assets	(167)
Property, plant and equipment, net	(28)
Accrued payroll	120
Accounts payable	49
Deferred revenue	1,730
Other current liabilities	44
Accrued transaction related expenses	(515)

Gain on sale of QS Technologies business	$4,873

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “Company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.

2.	The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2006 and 2005. The interim results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006.

3.	Discontinued Operations — Effective July 31, 2006, the Company completed the sale of the business and certain assets of its QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc., referred to collectively as “Netsmart”. The Company sold the operations and assets associated with the QS business for a combination of $1,900,000 in cash, a promissory note of Netsmart in the amount of $1,435,000 and additional payments totaling $305,000 for unbilled receivables of QS. In addition, Netsmart assumed liabilities of QS, net of assets acquired, of $1,748,000 in the aggregate. The Company retained accounts receivable and cash of QS. The promissory note of Netsmart bears interest at the rate of 8.25 percent and is payable in thirty-six monthly payments of $45,133 beginning September 1, 2006. At September 30, 2006, the current portion of the principal amount of the note is $443,000 and the non-current portion is $957,000. The principal amount of the note is subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through December 31, 2006.

In accordance with Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2006 and all prior periods have been reclassified to conform to this presentation. Based on the carrying basis of the assets and liabilities transferred to Netsmart at July 31, 2006 and estimated costs and expenses incurred in connection with the sale, the Company recorded a net gain on the sale of QS of $4,873,000.

The transaction also provides for contingent payments of up to $1,450,000 which may be earned by the Company in 2008 based on the attainment by the QS business of certain levels of revenue and bookings in 2007. As the amount, if any, of such payments is not quantifiable at this time, no amount has been recorded for such contingency payments.

The following condensed financial information is provided for the QS Discontinued Operations for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2006	2005	2006	2005

Net sales	$524	$644	$1,934	$2,386
Operating income	317	94	602	623
Net income before tax	317	94	600	623
Income tax	—	53	—	61
Net income from discontinued operations	$317	$41	$600	$562

4.	Sale of Horizon Software Interest – Effective August 31, 2006, the Company completed the sale of its 17 percent ownership position in Horizon Software International, LLC (“Horizon”) to Horizon Software Holdings, Inc., an entity comprised of the founder and officers of Horizon (the “Horizon Buyer”) for a purchase price of $5,600,000. Simultaneously, the Company sold its interest in an affiliate company of Horizon for $100,000. At the close of the transaction, the Company received an aggregate of $2,850,000 in cash and a promissory note of the Horizon Buyer in the principal amount of $2,850,000. The Company recorded a gain of $2,638,000 on the sale of its Horizon interest.

The following condensed financial information is provided for Horizon which had been accounted for on the equity method prior to the sale of our interest in Horizon on August 31, 2006.

	Three Months Ended		Nine Months Ended
	September 30, *		September 30, *
(unaudited, in thousands)	2006	2005	2006	2005

Net sales	$5,393	$6,782	$15,002	$15,336
Gross profit	4,038	4,842	11,122	11,386
Net income from continuing operations	1,639	1,802	2,551	2,849
Net income	1,639	1,802	2,551	2,849
ISC share of net income	281	309	437	488

*	Results for 2006 are for the two and eight month periods ended August 31, 2006, the date of the Horizon sale.
5.	Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

	Three Months Ended		Nine Months Ended
Consolidated Statements of Comprehensive Income (loss)	September 30,		September 30,
(unaudited, in thousands)	2006	2005	2006	2005

Net income (loss)	$7,016	$(1,158)	$5,795	$(682)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	15	(29)	47
Unrealized loss on available-for-sale securities	—	82	—	(3)

Comprehensive income (loss)	$7,032	$(1,061)	$5,766	$(638)

6.	Stock-Based Compensation — At September 30, 2006, we had two stock-based compensation plans under which stock options to acquire shares of common stock in Intelligent Systems have been granted. Stock options for employees generally vest over a three or four year term and stock options for directors vest over a two year term; options have a maturity of ten years from issuance date; and option exercise prices are equal to the closing price on the American Stock Exchange of the common stock on the grant date. Prior to 2006, we accounted for stock-based compensation in accordance with the Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which permitted companies to use the alternative intrinsic value method of accounting for stock based compensation before adopting the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. In December 2004, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaced APB No. 25 and SFAS No. 123. The change was effective for our Company for the reporting period beginning January 1, 2006. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We have adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. The Company has estimated forfeiture rates based on its historical experience. Stock based compensation for the three and nine month periods ended September 30, 2006 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

No options related to the above referenced stock option plans were granted, exercised or forfeited in the first nine months of 2006. In the second quarter of 2005, 12,000 options were granted at fair market value on the date of grant pursuant to the Non-employee Directors Stock Option Plan. The estimated fair value of the options granted during prior years was calculated using the Black-Scholes option pricing model with assumptions as previously disclosed.

As a result of adopting SFAS 123R, net income for the three and nine months ended September 30, 2006 was lower by $3,000 and $9,000, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted loss per share for the three and nine months ended September 30,

2006 was $0 per share in both periods. Pro forma net income (loss) as if the fair value based method had been applied to all awards is as follows:

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(in thousands, except per share data)	2006	2005	2006	2005

Net income (loss), reported	$7,016	$(1,158)	$5,795	$(682)
Add: stock-based compensation programs recorded as expense, net of related tax	3	—	9	—
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax	(3)	(10)	(9)	(28)

Pro forma net income (loss)	$7,016	$(1,168)	$5,795	$(710)
Income (loss) per common share:

Basic, as reported	$1.57	$(0.26)	$1.29	$(0.15)
Basic, pro forma	$1.57	$(0.26)	$1.29	$(0.16)
Diluted, as reported	$1.52	$(0.26)	$1.25	$(0.15)
Diluted, pro forma	$1.52	$(0.26)	$1.25	$(0.16)

All of the Company’s stock-based compensation expense relates to stock options. As of September 30, 2006, $3,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted average period of approximately 1 year. No options related to the above described plans were granted, exercised or forfeited during the three or nine month period ended September 30, 2006. The following table summarizes options related to the above described plans as of September 30, 2006:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value

Outstanding at Sept. 30, 2006	238,680	$2.56	5.4	$103,662
Vested and exercisable at Sept. 30, 2006	232,680	$2.57	5.2	$101,871
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

7.	Industry Segments — Segment information for continuing operations is presented consistently with the basis described in the 2005 Form 10-KSB and reflects the reclassification of the QS Technologies operations as discontinued operations, as explained in more detail in Note 3 above. The table following contains segment information for the three and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2006	2005	2006	2005

Information Technology
Revenue	$1,218	$1,218	$5,794	$4,570
Operating loss	(865)	(1,314)	(1,938)	(3,344)
Industrial Products
Revenue	2,242	1,416	6,095	4,562
Operating income	161	31	145	472

Consolidated Segments
Revenue	3,460	2,634	11,889	9,132
Operating loss	(704)	(1,284)	(1,793)	(2,872)
Corporate expenses	(244)	(204)	(805)	(688)

Consolidated operating loss from continuing operations	$(948)	$(1,488)	$(2,598)	$(3,560)

Depreciation and Amortization
Information Technology	$65	$56	$199	$173
Industrial Products	64	43	189	176

Consolidated segments	129	99	388	349
Corporate	6	2	16	9

Consolidated depreciation and amortization	$135	$101	$404	$358

Capital Expenditures
Information Technology	$47	$41	$81	$96
Industrial Products	47	14	385	194

Consolidated segments	94	55	466	290
Corporate	13	3	32	33

Consolidated capital expenditures	$107	$58	$498	$323

	September 30, 2006	December 31, 2005
	(unaudited)
Identifiable Assets
Information Technology	$3,192	$3,746
Industrial Products	3,860	2,913

Consolidated segments	7,052	6,659
Corporate	9,003	4,778

Consolidated assets	$16,055	$11,437

8.	Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2006	2005	2006	2005

VISaer Customer A	—	—	15%	—
VISaer Customer B	—	14%	—	13%
ChemFree Customer C	12%	13%	11%	—
ChemFree Customer D	14%	—	—	—

9.	Contract Settlement — In March 2006, our VISaer subsidiary reached a mutual agreement with one of its customers to terminate a Software License Agreement between them. The Settlement and Release Agreement assigns no fault to either party and provides for a refund to the customer of $512,000 of certain prepaid maintenance and other expenses, with such refund to be paid interest-free in monthly installments of $14,222 over a three year period. Accordingly, since VISaer had completed all of the requirements for revenue recognition, in the quarter ended March 31, 2006, VISaer recognized $1,779,000 in services revenue and $827,174 in cost of sales related to this contract, and recorded the refund amount as a liability of which $135,000 was recorded in other current liabilities and $311,000 in long-term liabilities at March 31, 2006, ($446,000 in total, which is equal to $512,000 discounted at 9.25%). At September 30, 2006, the amount related to this settlement that is included in current and long-term liabilities is $135,000 and $245,000, respectively. The liability, which is an obligation of VISaer, is not secured by any assets or guaranteed by the parent company.
10.	Commitments and Contingencies — Please refer to Note 8 to our Consolidated Financial Statements included in our 2005 Form 10-KSB for a description of our commitments and contingencies. There has been no material change since December 31, 2005 in the commitments described in such note, except that (i) the Contract Settlement referenced in Note 9 above involves a commitment by our VISaer subsidiary to make monthly payments of $14,222 each beginning April 1, 2006 until the $512,000 refund due its customer is paid in full and (ii) as a result of the sale of the QS operations and the assumption by the buyer of the QS facility lease, the amount of the Company’s noncancelable operating leases shown in the above referenced Note 8 in the 2005 Form 10-KSB will be reduced by approximately $80,000-$88,000 annually through February 2011.

On August 11, 2006, the maturity date for the Company’s $2 million bank line of credit was extended from September 1, 2006 to December 1, 2006 on the same terms and conditions.

Legal Matters — In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses and a counterclaim. The case is pending and no trial date has been set. In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. In July 2006, the judge issued a ruling confirming ChemFree’s request to compel arbitration. In the third quarter of 2006, an arbitrator was assigned and the initial submissions of the parties to the arbitrator are due in November 2006. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions although there can be no assurance that the disputes will be resolved in its favor.

ISC Guarantees - In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of September 30, 2006, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

In connection with and to facilitate a contract between Ardext Technologies, Inc., a privately held company in which ISC held a minority ownership, and an Ardext customer, ISC entered into agreements with Ardext and the customer to hold milestone payments by the customer totaling $150,000. During the quarter ended September 30, 2006, the customer requested a refund of the payments and ISC returned the $150,000 to the customer. ISC has no further obligations under the agreements.

11.	New Accounting Pronouncements — In December 2004, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change is effective for small business issuers for the first interim or annual reporting period that begins after December 15, 2005. SFAS No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We adopted SFAS No. 123R effective January 1, 2006. There was no material impact on our results of operations or financial condition. For a full discussion of the affect of the Company’s adoption of SFAS No. 123R, see Note 6.

In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that certain abnormal amounts of production related expenses should be expensed as incurred and not included in overhead. Further, it requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of production facilities. FASB No. 151 is effective for fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 effective January 1, 2006. The adoption of this standard did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is encouraged. The Company has not yet determined when it will adopt the standard or the impact that the adoption of the standard will have on its financial statements.
Item 2. Management’s Discussion and Analysis or Plan of Operation
In addition to historical information, this Form 10-QSB may contain forward-looking statements relating to ISC. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements including those factors described below under “Factors That May Affect Future Operations”. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6—Management’s Discussion and Analysis or Plan of Operation—in the Form 10-KSB for the year ended December 31, 2005, as filed with the SEC on March 31, 2006.
Overview
As explained in more detail in Note 3 to the consolidated financial statements, in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as Discontinued Operations in the consolidated statements of operations for the three and nine months ended September 30, 2006 and all prior periods have been reclassified to conform to this presentation.
With respect to our continuing operations, our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology sector in the periods reported herein are VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing credit and debit cards). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).

We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our three subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
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
Frequently we recognize consolidated operating losses on a quarterly and annual basis and may do so in the future from time to time. Our operating expenses consist of the aggregate of our three subsidiaries’ expenses and our corporate office expenses. Our ChemFree subsidiary usually generates an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our subsidiary and consolidated operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
We also frequently generate income or losses from other sources and we may do so from time to time in the future. As exemplified by the sale of our interest in Horizon Software in the third quarter ended September 30, 2006, and as explained in more detail in Note 4 to the consolidated financial statements, occasionally we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
In recent years, the majority of our cash has been generated on an irregular basis from sales of assets, as exemplified by the recent sales of our QS operations and investment in Horizon Software. We have used a significant amount of the cash received from such sales to support the operations of our CoreCard Software and VISaer subsidiaries.
As explained in previous filings, we received a letter from The American Stock Exchange (“AMEX”) notifying us that AMEX had determined that we do not meet certain of the AMEX continued listing standards. Specifically, AMEX noted we were not in compliance with Section 1003(a)(ii) of the AMEX Company Guide because our shareholders’ equity was less than $4,000,000 and we had sustained losses in three out of four of our most recent fiscal years. In May 2006, we submitted a plan to AMEX to achieve compliance with the continued listing standards and on July 21, 2006, AMEX notified us that it had determined we made a reasonable demonstration in the plan of our ability to regain compliance with the continued listing standards by October 27, 2007. As a result of the QS and Horizon sales, as of September 30, 2006, our shareholders’ equity is $7,784,000, exceeding the minimum standard. The AMEX rules require two consecutive quarters of shareholders’ equity in excess of the minimum of $4,000,000 before AMEX will determine whether the Company has regained compliance with continued listing standards.

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report on Form 10-QSB. As explained in more detail in the discussion that follows, our results of continuing operations for the third quarter and year-to-date periods in 2006 reflect a reduction in losses from operations compared to the prior year periods as well as an increase in investment income. In addition, our reported results for the current year include significant income related to the gain on the sale of the discontinued QS operations.
Continuing Operations:
Revenue - Total consolidated revenue in the three month period ended September 30, 3006 was $3,460,000, a 31 percent increase compared to the third quarter of 2005. Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2,464,000 in the three month period ended September 30, 2006 compared to $1,541,000 in the three months ended September 30, 2005. Product revenue contributed by the Industrial Products segment grew by 58 percent quarter-to-quarter and represented 91 percent of total product revenue in the third quarter of 2006 compared to 92 percent of total product revenue in the same quarter last year. The revenue growth in the Industrial Product sector is due mainly to an increase in the volume of Smartwasher® parts washers sold in both domestic and international markets as well as an increase in revenue from leased equipment in the domestic market. Consolidated revenue from products in the first nine months of 2006 was $6,656,000, a 14 percent increase as compared to the same nine month period of 2005. The Industrial Products segment grew by 34 percent in the year-to-date period in 2006 compared to the year-to-date period in 2005, mainly due to increased volume of products sold in the domestic U.S. market in both the distributor channel and large corporate end-user channel. The Information Technology segment recorded an increase in new license revenue in the third quarter ended September 30, 2006 and a decline in the number of new software licenses recognized in the first nine months of 2006 as compared to the respective periods in 2005. For a number of reasons, the timing and amounts of software license recognized varies considerably from quarter to quarter and is expected to do so for the foreseeable future.
Service revenue associated with the Information Technology segment was $996,000, down nine percent from $1,093,000 in the three month period ended September 30, 2006, as compared with the same period in 2005. This decrease was mainly due to a lower level of professional services delivered during the quarter. For the year-to-date period in 2006, service revenue increased sixty percent to $5,233,000 compared to $3,276,000 in the nine month period ended September 30, 2005. Most of the increase is attributed to a single multi-year contract at the VISaer subsidiary that was completed and recognized in the first quarter of 2006, contributing $1,779,000 in services revenue in the year-to-date results.
Cost of Sales - Total cost of sales was 46 percent and 49 percent of total revenue in the three and nine month periods ended September 30, 2006, respectively, compared to total cost of sales of 51 percent and 48 percent in the three and nine month periods ended September 30, 2005, respectively. Cost of product revenue was 47 percent and 51 percent of product revenue in the three and nine month periods ended September 30, 2006, respectively, compared to 48 percent and 42 percent, respectively, of product revenue in the corresponding periods in 2005. The principal reasons for the difference in product costs in the year-to-date 2006 period include higher costs for transportation and certain plastic components due to increased gas and petroleum products prices, as well as more temporary facility and labor expenses required to support higher production output to meet current and anticipated order levels. These cost increases were more pronounced in the first half of 2006 than in the third quarter of 2006. Cost of service revenue (which relates to the Information Technology segment only) was 44 percent and 46 percent of service revenue in the three and nine month periods, respectively, ending September 30, 2006 compared to 55 percent and 60 percent, respectively, of service revenue in the comparable periods in 2005. The change between periods is due mainly to fewer employees and increased productivity in the professional services department at VISaer.
Operating Expenses - Consolidated marketing expenses were 37 percent ($148,000) higher in the third quarter of 2006 than in the same period in 2005 and were 15 percent ($203,000) higher in the year-to-date period in 2006 as compared to the same period in 2005. The principal reasons for the increased marketing expenses in 2006 include higher commission and advertising expenses at the ChemFree subsidiary related to the substantial period-to-period increase in the subsidiary’s revenue. Consolidated general and administrative expenses increased by 5 percent ($41,000) and 20 percent ($473,000), respectively, in the three and nine month periods ended September 30, 2006 as compared to the corresponding periods in 2005. Most of the year-to-date G&A increase relates to higher legal expenses at the ChemFree subsidiary and higher accounting and audit fees at the corporate office. Consolidated research and development expenses were lower by 11 percent ($172,000) and six percent ($260,000), respectively, in the three and nine month periods in 2006 as compared to the same periods in 2005. Although the Company increased the number of development and quality assurance employees at our subsidiaries in Romania and India, the increased cost was offset by fewer domestic personnel and third party contractors. In addition, at the VISaer subsidiary, more of the R&D personnel costs were allocated to cost of sales and work-in-process for specific contracts in the year-to-date period of 2006 as compared to the same period in 2005.
Interest Income (Expense) - In the three and nine months ended September 30, 2006, we recorded $7,000 and $68,000, respectively, in net interest expense compared to $1,000 and $20,000, respectively, in net interest income in the corresponding periods in 2005. The net interest expense in 2006 reflects greater utilization of our line of credit at a higher interest rate than in the corresponding periods of 2005, whereas the net interest income in 2005 includes interest income recorded at a subsidiary reflecting a finance charge on a customer contract, offset in part by interest expense related to the Company’s borrowings under its bank line of credit. The Company paid off its line of credit in September 2006.
Investment Income (Expense) - We recorded $2,638,000 and $2,645,000 in investment income in the three and nine month periods ended September 30, 2006, respectively, compared to investment loss of $48,000 and investment income of $1,908,000, respectively, in the corresponding periods in 2005. The investment income in 2006 in the third quarter and year-to-date periods includes a gain of $2,638,000 on the sale of our interest in Horizon Software, as explained in Note 4 to the consolidated financial statements. The year-to-date investment income in 2005 reflects cash distributions received in the first and second quarters of 2005 related to an asset sale completed in June 2004, as explained in more detail in Note 2 to the Consolidated Financial Statements in our Form 10-KSB for the year ended December 31, 2005.
Equity Earnings (Losses) of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $188,000 and $351,000, respectively, in equity in earnings of affiliate companies in the three and nine months ended September 30, 2006 compared to $358,000 and $393,000, respectively in equity in earnings of affiliate companies in the comparable periods in 2005. The difference between periods reflects changes in profitability at the affiliate companies and the fact that we did not include any equity in earnings of Horizon Software for September 2006 as a result of the sale of our interest in Horizon effective August 31, 2006.
Income Taxes - We did not accrue for any income tax liability year-to-date in 2006 because we have adequate net operating loss carryforwards to offset any taxable income and we believe our deferred tax assets should be fully reserved given their character and our historical losses. In the nine months ended September 30, 2005, the tax liability recorded reflects $4,000 in estimated alternative minimum tax.
Net Income (Loss) from Continuing Operations – We recorded net income from continuing operations of $1,826,000 and $322,000 in the three and nine months ended September 30, 2006, respectively, compared to net loss from continuing operations of $1,199,000 and $1,244,000, respectively, in the corresponding periods in 2005. The improved results reflect a combination of a reduction in operating losses and an increase in investment income.
Discontinued Operations:
Net Income from Discontinued Operations – The amounts recorded in the third quarter and year-to-date periods in 2006 and 2005, $317,000 and $41,000, and $600,000 and $562,000, respectively, reflect the results of operations of the QS Technologies subsidiary which has been classified as a discontinued operation as a result of the sale of the QS business, as disclosed in more detail in Note 3 to the consolidated financial statements.
Gain on Sale of Discontinued Operations – In the quarter ended September 30, 2006, we recorded a gain of $4,873,000 on the sale of the QS business.
Liquidity and Capital Resources
As permitted under Financial Accounting Standards Board Statement No. 95, the Consolidated Cash Flow Statements for the nine month periods ended September 30, 2006 and 2005 do not separately disclose the cash flows for discontinued operations. Historically, the QS Discontinued Operations have contributed varying amounts of positive cash flow from operations on an annual basis; however, the Company does not anticipate any negative impact on liquidity for the year ended December 31, 2006 as a result of the QS sale since the proceeds of the QS transaction more than offset its historical cash flow contribution.
Our cash balance at September 30, 2006 is $2,994,000 compared to our cash balance of $378,000 at December 31, 2005. In addition, we have a total of $4,250,000 in notes receivable issued to the Company by the buyers of the QS and Horizon assets, of which $3,292,000 is expected to be collected within 12 months. Our principal sources of cash during the nine month period ended September 30, 2006 were cash proceeds from the QS and Horizon sales aggregating $4,750,000 and borrowings under our line of credit aggregating $2,220,000. Our principal uses of cash in the first nine months of 2006 were an aggregate of approximately $2,475,000 to support the CoreCard domestic and overseas software development operations and the VISaer operations and $2,320,000 to pay off our line of credit balance in September 2006. Based on current projections, we presently believe that scheduled customer payments on existing and pending software contracts will reduce these subsidiary cash requirements, although monthly cash flows are expected to continue to be irregular.
We have historically sold assets or acquired new ones from time to time, as exemplified by the QS and Horizon transactions, and may do so in the future, but the timing and consideration related to such transactions are not predictable in advance.
We presently project that we will have sufficient liquidity from cash on hand, payments due on notes receivable and milestone payments on software contracts to meet our operating needs in the foreseeable future. We presently do not have any borrowing under our bank line of credit, which expires on December 1, 2006 and we do not anticipate significant borrowings in the foreseeable future. We expect that the line of credit will be renewed but if the bank elects not to renew our line of credit, we may not be able to find a replacement line of credit on acceptable terms, if at all. Certain software customer contracts tie cash payments to delivery dates of various software deliverables. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2006 and 2007. Presently, we do not believe there is a material risk to successfully performing under these contracts. However, if customer payments are delayed for any reason, and we do not control costs or encounter unforeseen technical or quality problems, then we could require more cash than planned which could require us to increase the use of our bank line of credit.
Beyond the next twelve months, we currently expect that consolidated operations will generate sufficient cash to fund requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, are generally not within our control.
We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our annual report on Form 10-KSB for 2005. During the three and nine month periods ended September 30, 2006, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2005.
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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•	Undetected software errors or poor quality control which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).
•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.
•	Failure of our products’ specifications and features to achieve market acceptance.
•	The inability of our software subsidiaries to retain key software developers who have accumulated years of know-how in our target markets and Company products, or failure to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.
•	Further increases in the price of oil, which could increase ChemFree’s product costs and which could affect VISaer’s results if potential aviation customers delay or cancel purchases of software or services in the face of declining industry trends or poor financial condition.
•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.
•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.
•	Increased operating expenses and diversion of resources related to compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
•	Negative trends affecting the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.
•	In the Industrial Products market, failure by ChemFree to protect its intellectual property assets or to prevail in legal matters described in Note 10 to the consolidated financial statements, which could increase competition in the market place and result in greater price pressure and lower margins, thus impacting sales, profits and projected cash flow.
•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue and greater cash requirements.
•	Other general economic and political conditions, particularly those which may cause international business and domestic government customers to delay or cancel software purchases.
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 10 to the consolidated financial statements herein. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
A description of the Company’s material pending legal proceedings is included in Note 10 to the accompanying consolidated financial statements, which is incorporated herein by reference thereto. Other than as set forth above or as previously reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the SEC on March 31, 2006, we are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. We do not believe any ongoing legal proceedings, including those summarized above, will have a material adverse effect on our consolidated financial position.
Item 6. Exhibits
The following exhibits are filed or furnished with this report:
3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16,1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997 and filed on May 21, 1998.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: November 14, 2006	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 14, 2006	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer