Form 10KSB
period 2006-12-31
INTELLIGENT SYSTEMS CORP
filed 2007-03-23
CIK 320340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION

(Name of small business issuer in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (770) 381-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenue for its most recent fiscal year. $14,460,000
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of February 28, 2007, 4,478,971 shares of Common Stock were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 28, 2007 was $9,985,000 (computed using the closing price of the Common Stock on February 28, 2007 as reported by the American Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

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
ITEM 1. DESCRIPTION OF BUSINESS
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
Intelligent Systems Corporation

Industry Segments Overview
Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology Products and Services segment includes our VISaer, Inc. and CoreCard Software, Inc. subsidiaries and the Industrial Products segment includes ChemFree Corporation. As of December 31, 2006, we own 100 percent of ChemFree, 79 percent of VISaer and 87 percent of CoreCard Software. On July 31, 2006, we sold the business of our QS Technologies subsidiary and accordingly, we have classified the QS operations as Discontinued Operations.
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
The Industrial Products segment includes the design, assembly and sale of equipment and associated supplies that are used by commercial, industrial, military and government agencies to maintain and service machinery or vehicles used in their operations. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. Customers purchase replacement supplies from us after the sale. In some cases, we provide equipment to multi-site corporate users under leases which typically range between three and four years.
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
Industry Segment: Information Technology Products and Services
VISaer, Inc. — VISaer develops, sells and supports software for the world-wide aircraft maintenance and engineering industry. VISaer offers a fully integrated, real time software solution that helps aviation customers efficiently and cost-effectively manage the technical, commercial and operational aspects of their maintenance, repair and overhaul (“MRO”) operations while also meeting regulatory requirements, such as those of the Federal Aviation Administration. Headquartered in Andover, Massachusetts, VISaer also has employees in England to support customer service and sales activities in Europe and a small technical and project management team in Australia. VISaer’s product offering includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. In 2004 and 2005, VISaer focused on developing and delivering to initial customers the “go-live” Version 3.4 release of its software, which was achieved in late 2005. In 2006, VIsaer continued its focus on product improvements and go-live support of its existing customers. By the end of 2006, several customer sites were live, Version 3.5 with some significant enhancements was released and several additional customer sites had signed contracts to implement Version 3.5 in 2007. In 2007, VISaer expects to remain focused on product improvements and go-live support with the goal of having most of the VISaer customer base live and referenceable on Version 3.5 and its follow-on versions. VISaer did not allocate significant resources to new sales and marketing programs in 2006 although it delivered a significant amount of professional services and maintenance support to its existing base of customers in 2006 and expects to do so again in 2007.
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
Intelligent Systems Corporation

VISaer markets and sells its software in both domestic and international markets. International customers have traditionally represented a significant part of VISaer’s revenue. The markets for VISaer products include both airline-owned maintenance and engineering shops as well as third party MRO organizations. VISaer’s sales are direct to the customer with VISaer providing a turnkey solution that covers project management, software, system implementation, training, consulting and support. In most cases, sales are made in response to competitive bids and requests for proposals and have sales cycles of six to eighteen months with implementation periods of an additional six to eighteen months. VISaer provides a full suite of implementation services and post-sales support and maintenance activities under annual contracts, as well as customization and professional services on an as needed basis. VISaer has a number of competitors, some of whom offer MRO software as part of a broader enterprise resource planning package and who have more financial resources, larger customer bases and greater market coverage than VISaer. Other competitors are small players focused on MRO solutions with resources similar to VISaer. VISaer competes on the basis that its software provides extensive product functionality using Web-native technology; provides low cost-of-ownership; includes integrated modules offering a complete software and service solution; and runs on industry standard technology platforms. VISaer believes that its Version 3.5 Web-native software is a strong competitive offering, although any technical or quality problems that arise could delay the product’s implementation and negatively impact customer acceptance and references.
CoreCard Software, Inc. — CoreCard Software was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops, and markets software to accounts receivable businesses, banks, credit unions, and retailers to manage their credit and debit card, prepaid cards, merchant, fleet, loyalty, and accounts receivable accounts. CoreCard products allow financial institutions and commercial customers to optimize their account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial software allows customers to automate, streamline and optimize business processes associated with the set-up, administration and management of credit card, merchant and loan accounts, to process transactions and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than mini or mainframe computers, customers benefit from a lower overall cost-of-ownership, scalability, faster implementations and increased flexibility to respond to market conditions. CoreCard’s product functionality includes embedded multilingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and flexible, customer-defined pricing and payment terms.
CoreCard’s initial target markets include accounts receivable businesses, prepaid cards issuers, small and mid-size banks, business to business payment processors, and retail and private-label issuers in the United States and in emerging international markets. The company expects that a significant amount of its business will come from international markets, particularly with respect to banks and similar institutions, that are less inclined to outsource their processing than are the domestic US banks. CoreCard competes with third-party card processors, larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard has relatively limited sales and marketing experience compared to some of its competitors and potential customers may choose to outsource their account transaction processing rather than acquire software to manage their transactions in-house, which could impact negatively the total addressable market for CoreCard. One challenge facing most new software companies is overcoming the reluctance of risk-adverse financial customers to acquire software from a company with limited customer installations. Certain of CoreCard’s competitors, including processors, may have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing customers with a next-generation technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe that CoreCard’s products can be configured and deployed to address problems in managing certain types of financial transactions that are not being addressed by other alternatives. Like most emerging software companies, CoreCard is focusing its extensive development and limited sales activities on establishing a growing base of referenceable customers.
CoreCard licenses its software products typically for a one-time license fee or, in some cases, for an initial installation charge and a per transaction fee. It provides maintenance and support services under annual contracts, as well as professional services for customization, implementation and training activities. Generally, CoreCard expects to sell its products directly to customers in the domestic U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard completed the initial functionality in its core software modules, CoreISSUE™, CoreFRAUD™ and CoreCOLLECT™ in 2003, developed further enhancements in 2004, and in 2005 delivered its first CoreACQUIRE™ functionality as well as product enhancements to its existing products. In 2006, CoreCard signed several new license contracts that are expected to be delivered in 2007. In 2007, CoreCard expects to develop additional software functionality and continue to add a
Intelligent Systems Corporation

limited number of domestic and international customers, including its first significant bank installation. However, delays or problems in completing, testing and delivering CoreCard’s new products could adversely affect customer acceptance and references.
Industrial Products Segment
ChemFree Corporation — Our only subsidiary in the Industrial Products segment is ChemFree Corporation. ChemFree designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. SmartWashers® use an advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher® system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.
ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA and Barnes Group in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors represented 11 percent and nine percent of our consolidated revenue in 2006 and 2005, respectively, and 20 percent and 23 percent of our Industrial Products Segment revenue in 2006 and 2005, respectively. Part of ChemFree’s revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys. In 2006, ChemFree increased its sales to large corporate customers on a direct basis using a manufacturer’s representative firm and expects to continue to further develop this sales channel in addition to its reseller distribution network.
ChemFree competes with larger, established companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than the established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. ChemFree believes that overall market demand for its products could increase significantly if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, continue to become increasingly stringent and such regulations are enforced effectively by state, local and national governments. Moreover, ChemFree believes there is an opportunity to provide services, either directly or through third parties, to certain customers that prefer to outsource periodic fluid and filter replenishment activities.
Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various manufacturers and performs final assembly and testing at its own facility. While it is possible to acquire subassemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds. In some cases, manufacturers of molded parts establish minimum quantities that may require ChemFree to purchase and carry in inventory a larger number of such parts than ChemFree would otherwise order without such minimum quantities. In the past two years, the cost of certain parts have increased significantly due to increases in the cost of plastic materials resulting from higher oil prices.
Intelligent Systems Corporation

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
Minority-Owned Partner Companies
A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, an important element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. Accordingly, we seek to identify companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and expect to continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a software services company with an e-commerce application that allows customers to centralize and control purchases of supplies and consumables through an online company “store”. CoreXpand is located in our Gwinnett Innovation Park. In 2006, we sold our 17 percent interest in Horizon Software International, as explained in Note 3 to the Consolidated Financial Statements.
Research and Development
We spent $5.7 million and $6.1 million in the years ended December 31, 2006 and 2005, respectively, on company sponsored research and development. During the years ended December 31, 2006 and 2005, almost all of our consolidated research and development expense related to VISaer and CoreCard, with the balance spent for research at ChemFree. Although the absolute dollar amount of research and development declined in 2006, the number of employees involved in company-wide research and development increased in 2006 as the company added development and testing employees in Romania and India for CoreCard and VISaer projects, at a lower cost per employee than the domestic workforce.
Patents, Trademarks and Trade Secrets
Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bioremediation used in the SmartWasher® system. ChemFree considers these patents an important component of its overall business strategy. Furthermore, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has one U.S. patent issued and several pending patent applications in the U.S. and Europe covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, VISaer™, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, and others.
Personnel
As of February 28, 2007, we had 231 total and full-time equivalent employees in our company (including our majority-owned subsidiaries in the United States and foreign countries). Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.
Intelligent Systems Corporation

Financial Information About Geographic Areas
Refer to Note 14 to the Consolidated Financial Statements for financial information in response to this item. We do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.
ITEM 2. DESCRIPTION OF PROPERTY
At February 28, 2007, we have leases covering approximately 61,000 square feet in Norcross, GA, and 12,000 square feet in Andover, MA, to house our product development, manufacturing, sales, service and administration operations, as well as product development offices in Romania and India. Such leases expire at various dates through July 2010. Approximately 10 percent of the space we lease in Norcross is subleased to non-affiliated businesses in our small business incubator. We believe our facilities are adequate for the foreseeable future.
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
In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. In July 2006, the judge issued a ruling confirming ChemFree’s request to compel arbitration. In the fourth quarter of 2006, an arbitrator was assigned and the parties submitted their pleadings to the arbitrator. On February 6, 2007, the arbitrator issued a ruling which found in ChemFree’s favor on all substantive issues. Among other items, the arbitrator ruled that ChemFree was not in breach of the co-ownership agreement and that Zymo must pay an aggregate of $156,000 to ChemFree for its share of legal expenses and damages for lack of cooperation in patent matters covered by the co-ownership agreement. The arbitrator also ruled that, if Zymo participates in the J. Walter patent infringement action described above after June 30, 2007, it must pay an additional $27,500 to ChemFree.
From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2006.
Intelligent Systems Corporation

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol “INS”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

	2006		2005
Year Ended December 31,	High	Low	High	Low

1st Quarter	$2.76	$2.12	$4.52	$2.02
2nd Quarter	2.40	1.95	2.54	1.96
3rd Quarter	2.70	1.92	3.20	2.01
4th Quarter	3.30	2.26	3.61	2.00
We had 344 shareholders of record as of February 28, 2007. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has in the past paid cash dividends from time to time on an irregular basis but has not in the past paid regular dividends and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from the bank. See Note 6 to the Consolidated Financial Statements.
Equity Compensation Plan Information
The following table sets forth information regarding our equity compensation plans as of December 31, 2006:

	Number of securities to
	be issued upon	Weighted average exercise
	exercise of outstanding	price of outstanding	Number of securities
	options, warrants and	options, warrants and	remaining available
Plan category	rights	rights	for future issuance

Equity compensation plans approved by security holders	117,666	$1.92	350,000
Equity compensation plans not approved by security holders	86,000	$3.04	108,000

Total	203,666	$2.39	458,000

Refer to Note 14 to the Consolidated Financial Statements for a description of the company’s equity compensation plans.
Recent Sales of Unregistered Securities
There have been no sales of unregistered securities during the period covered by this report.
Repurchases of Securities
The company did not repurchase any of its own shares of common stock during the fourth quarter of 2006.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired
Intelligent Systems Corporation

intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.
Revenue Recognition — Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance and support for software products.
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
For percentage of completion contracts, we measure the progress toward completion and recognize the software license fees based upon input measures (i.e. in the same proportion that the amount of labor hours incurred to date bears to the total estimated labor hours required for the contract). If reliable estimates cannot be determined, we follow the completed contract method. Under the completed contract method, all revenue is deferred until the customer has accepted the software and any refund rights have expired. The company is presently utilizing the completed contract method because current contracts are for new software products for which it does not have an historical basis on which to prepare reliable estimates.
A number of internal and external factors could affect our estimates related to software contracts, including labor rates, utilization of resources, changes in specifications or testing requirements, unforeseen technical problems and delays caused by customer issues such as lack of resources or change in project priorities. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues, to defer revenue longer than originally anticipated or to incur additional cost which would impact our margins and reported results.
Valuation of Investments — We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Some of the companies in which we hold non-control, minority positions are backed by venture capital, and the value of our investment may be impacted by the amount, terms and valuation of the investee’s financial transactions with third party venture funds or the terms of the sale of the investee company to a third party. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For instance, this could occur if the investee company is sold for less than our pro rata carrying value or if a new round of funding is at a lower valuation than our investment was made or if the financing terms for the new investors (such as preferences on liquidation) otherwise reduce the estimated value of our investment. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable or quantifiable in advance.
Intelligent Systems Corporation

Valuation of Intangibles — From time to time in the past, we have acquired companies and we may do so in the future. Occasionally, we may increase our ownership or control of an entity from a minority to a majority position, which generally is treated as an acquisition for accounting purposes. Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions may result in the allocation of a portion of the purchase price to goodwill and other intangible assets. Additionally, we may acquire an intangible asset through other means, such as occurred in August 2004, when our ChemFree subsidiary acquired intellectual property assets in settlement of long-standing legal matters. In 2006 or 2005, we did not acquire any companies and we did not record any write-downs with respect to goodwill or other intangibles.
The determination of the value of intangible assets requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Sometimes we use the services of a third party appraiser to provide a valuation of material intangible assets. However, often the acquired company is a small entity with limited operating history on which to base future projections and thus valuing the assets requires the use of estimates which are very subjective. Furthermore, the period over which we amortize certain intangibles may change based on future conditions and consequently we may need to adjust the intangible value and/or amortization period, which could require us to increase the amount of amortization expense we record each period or to take a non-cash charge to reduce the value of the intangible. On at least an annual basis, we review the values assigned to long-lived assets, generally using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology Products and Services sector are VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing financial transactions involving credit accounts). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). We sold our former QS Technologies business in July 2006 and have accounted for the QS operations as Discontinued Operations in the Consolidated Financial Statements for 2006 and 2005.
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, customization, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our three subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.
•	Economic and marketplace trends may impact our subsidiaries differently or not at all. Moreover, our software subsidiaries do not have extensive experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.
•	Our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for at least the past five years and have limited experience delivering and installing their current product releases at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.
•	Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even minor delays in a subsidiary’s delivery under a software contract (which may be out of their control) could have a significant and unpredictable impact on the consolidated revenue that we can recognize in a given quarterly or annual period.
•	Acquisitions or sales of subsidiaries may affect our revenue and expense levels, as occurred in 2006 with the sale of our QS business.
•	Customers may decide to postpone or cancel a planned implementation of our software for any number of reasons, which may be unrelated to our software features or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.
Intelligent Systems Corporation

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our three subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary generates an operating profit on an annual basis but our earlier stage subsidiaries, VISaer and CoreCard, are not consistently profitable on a quarterly or annual basis, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis, if at all, as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
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
In recent years, most of our cash has been generated on an irregular basis from sales of our investments or subsidiaries. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard Software and VISaer subsidiaries. We do not expect to invest the same level of cash in the future in these two entities and presently believe that customer payments on existing and pending software contracts will be sufficient to fund most of the cash requirements of the VISaer and a growing portion of the CoreCard operations in 2007, although the timing of cash receipts is expected to be irregular on a monthly basis. If the business or cash flow of either subsidiary does not develop as anticipated, we may need to scale back or restructure their operations, borrow under our line of credit or find alternative sources of funding.
Under current SEC rules and regulations, beginning with our 2007 fiscal year we will be required to comply with the requirements related to internal control over financial reporting of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to management’s assessment of internal controls. We expect to incur substantial expenses and management and staff time related to compliance with Section 404, including increased audit fees, legal fees, and other administrative expenses. We may encounter unexpected delays in implementing changes related to our internal control over financial reporting, and we expect that Section 404 compliance efforts may constitute a significant diversion of management time and attention. Therefore, we cannot be certain about the timing of the completion of our evaluation, testing and/or remediation actions related to internal control over financial reporting, nor can we predict what impact, it any, these activities will have on our operations. We are a small company with limited resources, and our efforts to timely comply with Section 404 may constitute a significant strain on these resources. Any failure to timely comply with Section 404 could result in sanctions or other penalties, which could adversely affect our business or financial results.
As explained in our previously filed Forms 10-QSB during 2006, we received a letter from The American Stock Exchange (“AMEX”) notifying us that AMEX had determined that we do not meet certain of the AMEX continued listing standards. Specifically, AMEX noted we were not in compliance with Section 1003(a)(ii) of the AMEX Company Guide because our shareholders’ equity was less than $4.0 million and we had sustained losses in three out of four of our most recent fiscal years. In May 2006, we submitted a plan to AMEX to achieve compliance with the continued listing standards and on July 21, 2006, AMEX notified us that it had determined we made a reasonable demonstration in the plan of our ability to regain compliance with the continued listing standards by October 27, 2007. As a result of the QS and Horizon sales explained in Notes 2 and 3 to the Consolidated Financial Statements, as of September 30, 2006 and December 31, 2006, our shareholders’ equity has exceeded the minimum standard. The AMEX rules require two consecutive quarters of shareholders’ equity in excess of the minimum of $4.0 million before AMEX will determine whether the Company has regained compliance with continued listing standards. Accordingly, we will ask AMEX to consider and rule on whether we have regained compliance with continued listing standards promptly following the filing of this Form 10-KSB.
Intelligent Systems Corporation

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 2 to the Consolidated Financial Statements, we sold our former QS Technologies business in July 2006 and have accounted for the QS operations as Discontinued Operations in the Consolidated Financial Statements for both 2006 and 2005. Accordingly, management’s discussion of the results of operations does not include the QS operations in the discussion of continuing operations for either period presented.
2006 Compared to 2005
Revenue — Total revenue for the year ended December 31, 2006 was $14.5 million compared to $12.9 million for the prior year, an increase of 12 percent. Revenue from product sales increased three percent from $8.2 million in 2005 to $8.4 million in 2006, and service revenue increased 29 percent, from $4.7 million in 2005 to $6.1 million in 2006.
Product revenue includes sales of industrial products by our Industrial Products segment as well as software licenses by our Information Technology segment subsidiaries. The increase in product revenue in 2006 compared to 2005 is the net effect of a $1.7 million (28 percent) increase in sales of industrial products offset in part by a decline of $1.5 million in software license revenue.
•	Sales by our ChemFree subsidiary in the Industrial Products segment grew by 28 percent in 2006 as compared to 2005. Almost all of the year-to-year growth occurred in the domestic U.S. market with revenue from international markets remaining essentially flat year-to-year. In 2006, ChemFree had a significant increase in the number of SmartWasher® parts washer sold in the U.S. market through both its distributor network and, more significantly, through its expanded direct channel to several large corporate customers. While ChemFree’s efforts in its first full year of sales through a direct sales channel were successful, the company expects the volume and timing of future sales to large corporate customers to vary considerably from period to period. ChemFree’s fluid and filters sales to the installed domestic base of customers increased approximately 13 percent in 2006 as compared to 2005, due to a larger installed base of customers that purchases such consumable supplies. Revenue from leased equipment in the domestic market also increased 6 percent compared to the 2005 level.
•	License revenue generated by our Information Technology segment was $1.5 million lower in 2006 than in 2005 mainly due to fewer new licenses sold by our VISaer subsidiary in 2006 as compared to 2005. In 2006, most license revenue resulted from additional licenses sold to VISaer’s existing customer base. Both our VISaer and CoreCard subsidiaries had expected to recognize revenue in 2006 on several new customer licenses. Revenue related to these projects has been deferred and is now expected to be recognized in 2007. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer. With mission-critical, complex software systems such as is sold by CoreCard and VISaer, customer requirements, available resources and testing cycles may increase the scope and length of time to complete the project beyond our original estimates.
Service revenue generated by our Information Technology subsidiaries increased by 29 percent ($1.3 million) in 2006 as compared to 2005. This year-to-year increase is primarily attributable to a single, multi-year contract at the VISaer subsidiary that was completed and recognized in early 2006.
In 2006, revenue from sales in our Industrial Products segment represented 92 percent of consolidated product revenue and 54 percent of total consolidated revenue, as compared with 74 percent of consolidated product revenue and 54 percent of total consolidated revenue in 2005. This year-to-year change in revenue mix is principally related to the significant increase in ChemFree’s domestic sales of parts washers and consumable supplies and a decline in software license revenue recognized at our Information Technology companies.
Cost of Revenue — A comparison of the cost of revenue between 2006 and 2005 is influenced significantly by the change in revenue mix between years as described above. Total cost of revenue was $7.2 million (50 percent of total revenue) in 2006 compared to $6.0 million (46 percent of total revenue) in 2005, an increase of 20 percent.
•	Cost of product sales in 2006 was $4.4 million (52 percent of total product revenue), compared to $3.4 million (41 percent of total product revenue) in 2005. The difference between 2006 and 2005 is due to the proportionately greater amount of product revenue generated by our industrial products, which have a higher cost of sales than do our software license products. In addition, our industrial products cost as a percent of sales increased in 2006 as compared to 2005 due to higher direct
Intelligent Systems Corporation

materials cost and freight-related expenses in 2006. The company experienced an increase in the cost of certain of its plastics components and in freight costs for incoming materials, both related to the increase in the price of oil. These increased costs are likely to continue in the foreseeable future. The company has implemented price increases for certain of its industrial products, which, depending on the product mix and sales volume, may offset to some extent the negative impact of the cost of goods increase.
•	Cost of service sales (which relates to the Information Technology subsidiaries only) was $2.8 million (46 percent of service revenue) in 2006, as compared to $2.6 million (56 percent of service revenue) in 2005. The reduction in cost of services in 2006 as a percentage of service revenue is due to the fact that VISaer had lower personnel costs and more favorable pricing on maintenance and professional services contracts that were delivered in 2006 as compared to 2005.
Operating Expenses — Consolidated operating expenses were two percent lower in 2006 than in 2005, with reductions in research and development expenses offset by increases in general and administrative expenses. Marketing expenses increased by 13 percent ($243,000) year-to-year, mainly due to increased sales commission and advertising expenses at the ChemFree subsidiary related to an increased volume of domestic sales. General and administrative expense in 2006 was essentially the same as in 2005, with increased costs for accounting, audit and bonuses at the corporate offices in 2006, offset by reduced legal expenses at ChemFree and administrative costs at VISaer. ChemFree’s legal expenses were lower in 2006 than in 2005 because a favorable arbitration award of $107,000 for legal expenses was credited against 2006 actual expenses. Refer to Note 9 to the Consolidated Financial Statements for details of the arbitration award. Consolidated research and development expense was $431,000 less in 2006 than in 2005, decreasing from $6.1 million to $5.7 million due to a combination of factors, including a reduction in the use of third party contractors and the number of domestic personnel at VISaer, offset in part by an increase in costs at the CoreCard subsidiary as the company expanded significantly the number of technical employees at its India subsidiary. Although the total number of employees and R&D costs increased at our CoreCard subsidiary, the offshore resources at the company’s offices in Romania and India lower our average employee cost and increase the productivity of the entire workforce.
Operating Loss — Our loss from operations was $4.0 million in 2006 compared to $4.6 million in 2005, a reduction of 13 percent. In 2006, all of the loss from operations is attributable to the CoreCard and corporate operations, offset in part by improved profitability at our VISaer and ChemFree subsidiaries.
Interest Income — We recognized net interest income of $57,000 and $22,000 in 2006 and 2005, respectively. The increase in 2006 reflects interest earned on the notes receivable related to the sales of our QS Technologies business and our Horizon Software International investment, as described in Notes 2 and 3 to the Consolidated Financial Statements, offset in part by a higher level of borrowings under our bank line of credit during the first seven months of 2006.
Investment Income — We recognized $2.5 million and $1.9 million in net investment income in 2006 and 2005, respectively. The 2006 investment income reflects mainly the gain of $2.6 million on the sale of our Horizon Software International investment, offset in part by a charge of $98,000 to reduce the carrying value of our investment in Paymetric, a privately held company. Included in investment income in 2005 is a gain of $2.1 million related to our holdings in ISC Guernsey, offset by investment losses and reserves totaling $234,000 related to our holdings in Aderis Pharmaceuticals, Lancope and Anadigics (RF Solutions, Inc.). Refer to Note 3 to the Consolidated Financial Statements for more details on the transactions noted in this section.
Equity Earnings of Affiliate Companies — We recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. The amount recorded is not generally predictable or indicative of future results because it is the aggregate earnings (losses) of several companies operating in different industries and thus aggregate earnings (losses) are subject to considerable fluctuation from quarter-to-quarter and year-to-year. In 2006 and 2005, we recorded $374,000 and $366,000, respectively, in net equity earnings of three affiliate companies (Horizon Software International, NKD Enterprises and Alliance Technology Ventures). We did not record equity income related to Horizon Software International after the August 31, 2006 sale of our interest.
Other Income, net — In 2005, we recorded $20,000 in other expense, the majority of which is due to currency exchange losses.
Income taxes — We did not accrue for any income tax liability in 2006 and we believe our deferred tax assets should be fully reserved given their character and our historical losses.
Intelligent Systems Corporation

Discontinued Operations
Net Income from Discontinued Operations — The amounts recorded in 2006 and 2005 reflect the results of operations of the QS Technologies subsidiary which has been classified as a discontinued operation as a result of the sale of the QS business, as disclosed in more detail in Note 2 to the Consolidated Financial Statements.
Gain on Sale of Discontinued Operations — We recorded a gain of $4.9 million on the sale of the QS business.
Liquidity and Capital Resources
Our cash balance at December 31, 2006 was $2.1 million, an increase of $1.8 million compared to our cash balance of $378,000 at December 31, 2005. During the year ended December 31, 2006, our principal sources of cash were $3.0 million from sales of investments, of which $2.9 million related to the sale of our Horizon Software investment, $1.9 million from the sale of our QS Technologies business, aggregate borrowings under our line of credit of $2.3 million, $385,000 in distributions from minority owned investments and $143,000 in principal payments on notes receivable. During 2006, we used $2.4 million of that cash to pay down our line of credit in full and used approximately $3.5 million in the aggregate to support our CoreCard subsidiary’s U.S. and international operations, and to a lesser extent, our ViSaer subsidiary operations.
In recent years, most of our cash has been generated on an irregular basis from sales of assets, as exemplified by the QS Technologies and Horizon Software International transactions in 2006. We have used a significant amount of the cash received from such sales to support the operations of our CoreCard and VISaer subsidiaries. In 2006, we used more cash than originally forecasted to support CoreCard and VISaer because we experienced delays in meeting certain milestones that trigger customer payments under several contracts. The delays resulted from a combination of factors including complex customer requirements that resulted in more time than estimated to complete initial statements of work, longer than expected review and approval cycles by large customers, and more time than anticipated for testing and quality assurance cycles. In 2007, we do not expect the same level of cash investment in these two subsidiaries. We believe our estimates on the timing of milestone payments on contracts should be more reliable because the scope of the contracts is more certain and contracts are closer to completion. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund substantially all of VISaer’s and a significant portion of CoreCard’s operations on an annual basis, although monthly cash flows are expected to be irregular. A significant amount of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts.
In January 2007, we received cash of $2.9 million representing payment in full of the note and interest receivable related to the sale of our Horizon Software International investment in August 2006. We currently project that we will have sufficient liquidity from cash on hand, payments on notes receivable related to the QS Technologies’ sale and milestone payments on software contracts to meet our operating needs in the foreseeable future. We renewed our $2.0 million line of credit on December 1, 2006 and will use it if necessary to support any short-term cash needs, although we do not expect significant, if any, borrowings in the foreseeable future. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2007. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned.
Beyond 2007, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Intelligent Systems Corporation

Factors That May Affect Future Operations
Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because our software subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly in the Information Technology sector, revenue tends to be associated with fewer and larger sales than in the Industrial Products segment. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.
•	Undetected software errors or poor quality control which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
•	Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) which may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).
•	The inability of our CoreCard or VISaer subsidiaries to establish a base of referenceable customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.
•	Failure of our products’ specifications and features to achieve market acceptance.
•	The inability of our software subsidiaries to retain key software developers and managers who have accumulated years of know-how in our target markets and company products, or failure to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.
•	Further increases in the price of oil, which could increase ChemFree’s product costs and which could affect VISaer’s results if potential aviation customers delay or cancel purchases of software or services in the face of declining industry trends or poor financial condition.
•	Delays in anticipated customer payments for any reason which would increase our cash requirements and possibly our losses.
•	Declines in performance, financial condition or valuation of minority-owned companies which could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.
•	Increased operating expenses and diversion of resources related to compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
•	Negative trends affecting the commercial aviation industry worldwide which could impact VISaer’s short-term customer purchases, thus increasing its losses and need for cash.
•	In the Industrial Products market, failure by ChemFree to protect its intellectual property assets or to prevail in legal matters described in Item 3 of this report, which could increase competition in the marketplace and result in greater price pressure and lower margins, thus impacting sales, profits and projected cash flow.
•	An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue and greater cash requirements.
•	Other general economic and political conditions that cause customers to delay or cancel software purchases.
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 9 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
Recent Accounting Pronouncements
In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – An amendment of ARB No. 43”. SFAS No. 151 clarifies that certain abnormal amounts of production related expenses should be expensed as incurred and not included in overhead. Further, it requires that allocation of fixed production overheads to conversion costs should be based on normal capacity
Intelligent Systems Corporation

of production facilities. We adopted FASB No. 151 effective January 1, 2006. The adoption of this standard did not have a material impact on our financial position and results of operations.
In December 2004, the FASB issued FASB Statement No. 123R, “Share Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change was effective for small business issuers for the first interim or annual reporting period that began after December 15, 2005. FASB No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We adopted the statement on January 1, 2006. The adoption of this statement did not have a material impact on our results of operations or financial condition. In the discussion of Stock-Based Compensation in Note 1 to the Consolidated Financial Statements, we disclose the effect of the use of the fair-value provisions of SFAS No. 123R on historical results of operations.
On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, “Accounting for Income Taxes” and requires that a company record any change in net assets that results from the application of the interpretation as an adjustment to retained earnings. The interpretation is effective for fiscal years that start after December 15, 2006 and, accordingly we have adopted FIN 48 effective January 1, 2007. We are currently evaluating whether the adoption of this interpretation will have a material impact on our financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is encouraged. We have not yet determined when we will adopt the standard or the impact that the adoption of the standard will have on our financial statements.
On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”. Statement No. 159, which builds on other Statements related to fair value such as Statement No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We have not yet determined when we will adopt the standard or the impact that the adoption of the standard will have on our financial statements.
ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 7 hereof. See Index to Financial Statements on page F-1 hereof.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
  for the years ended December 31, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005
Notes to Consolidated Financial Statements
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
Intelligent Systems Corporation

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
PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Executive Officers” in our Proxy Statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as a director and about the directors and executive officers of the company. This information is incorporated into this Item 9 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in this Proxy Statement. This information is incorporated into this Item 9 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Meetings and Committees of the Board of Directors” in this Proxy Statement. This information is incorporated into this Item 9 by reference.
There have been no material changes to the procedures by which shareholders may recommend nominees to the company’s Board of Directors.
We have a Code of Ethics that applies to all directors, officers, and employees. The Code of Ethics is posted on our website at www.intelsys.com. We also disclose on our website, within the time required by the rules of the SEC, any waivers of, or amendments to, the Code of Ethics for the benefit of an executive officer.
ITEM 10. EXECUTIVE COMPENSATION
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Executive Compensation” in the Proxy Statement referred to in Item 9 for information about management compensation. This information is incorporated into this Item 10 by reference.
Intelligent Systems Corporation

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

			(c) Number of securities remaining
	(a) Number of securities to be	(b) Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected in
Plan category	and rights	warrants and rights	column (a))

Equity compensation plans approved by security holders	117,666	$1.92	350,000
Equity compensation plans not approved by security holders	86,000	$3.04	108,000

Total	203,666	$2.39	458,000
The company instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001. Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). Up to 200,000 shares of common stock may be issued under the Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. The company instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2005 or 2006 and no options were granted under the Director Plan in 2006. Non-qualified stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.
Please refer to the subsection entitled “Voting — Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement referred to in Item 9 for information about the ownership of our $0.01 par value common stock by certain persons. This information is incorporated into this Item 11 by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ending December 31, 2005 and 2006, we paid ISC Properties, LLC $393,000 in rent.
Please refer to the subsection entitled “Proposal 1 — The Election of One Nominee” in the Proxy Statement referred to in Item 9 for information regarding the independence of the company’s directors. This information is incorporated into this Item 12 by reference.
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
3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)

4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)
Intelligent Systems Corporation

4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

10.1	Lease Agreement dated June 1, 2004, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-KSB for the year ended December 31, 2004.)

10.2	Management Compensation Plans and Arrangements:
(a)	Intelligent Systems Corporation 2003 Stock Incentive Plan

(b)	Intelligent Systems Corporation Change in Control Plan for Officers

(c)	Intelligent Systems Corporation Outside Director’s Retirement Plan

(d)	Non-Employee Directors Stock Option Plan
Exhibit 10.2(a) is incorporated by reference to Exhibit 10.2(a) to the Registrants Form 10-K for the year ended December 31, 2003.

Exhibits 10.2(b) and (c) are incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.

Exhibit 10.2(d) is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000.
10.3	Loan Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.4	Security Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated as of October 1, 2003. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.5	Form of Security Agreement by and among majority owned subsidiary companies of Intelligent Systems Corporation and Fidelity Bank as of October 1, 2003. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.6	Negative Pledge Agreement by and among Intelligent Systems Corporation and Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.7	Commercial Promissory Note and Rider thereto of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2004. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.8	Form of Guarantee of majority owned subsidiaries of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.9	Fifth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated December 1, 2006.

10.10	Asset Purchase Agreement dated as of July 31, 2006 by and between QS Technologies, Inc. and Intelligent Systems Corporation, as Sellers, and Netsmart Public Health, Inc. as Buyer and Netsmart Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated July 31, 2006.)

10.11	Promissory Note of Netsmart Technologies, Inc. dated July 31, 2006. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K dated July 31, 2006.)

10.12	Interest Purchase and Transfer Agreement by and between Horizon Software Holdings, Inc. and Intelligent Systems Corporation dated August 31, 2006. (Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K dated August 31, 2006.)

10.13	Promissory Note of Horizon Software Holdings, Inc. dated August 31, 2006. (Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K dated August 31, 2006.)
Intelligent Systems Corporation

10.14	Security Agreement and Assignment of Interest in Limited Liability Company by and between Horizon Software Holding, Inc. and Intelligent Systems Corporation dated August 31, 2006. (Incorporated by reference to Exhibit 2.3 to Registrant’s Form 8-K dated August 31, 2006.)

10.15	Form of Guaranty of Payment of Shareholders of Buyer dated August 31, 2006. (Incorporated by reference to Exhibit 2.4 to Registrant’s Form 8-K dated August 31, 2006.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Tauber & Balser, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Please refer to the subsection entitled “Independent Public Accountants” in the Proxy Statement referred to in Item 9 for information about the fees paid to and services performed by our independent public accountants. This information is incorporated into this Item 14 by reference.
Intelligent Systems Corporation

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: March 23, 2007	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange	Chairman of the Board, President, Chief Executive Officer	March 23, 2007
J. Leland Strange	and Director (Principal Executive Officer)

/s/ Bonnie L. Herron	Chief Financial Officer	March 23, 2007
Bonnie L. Herron	(Principal Accounting and Financial Officer)

/s/ James V. Napier	Director	March 23, 2007
James V. Napier

/s/ John B. Peatman	Director	March 23, 2007
John B. Peatman

/s/ Parker H. Petit	Director	March 23, 2007
Parker H. Petit
Intelligent Systems Corporation

Exhibit Index

Exhibit Number	Description

10.9	Fifth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated December 1, 2006.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Tauber and Balser, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9056 of the Sarbanes-Oxley Act of 2002.
Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS
The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 7:
Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation:
We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
March 21, 2007

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

As of December 31,	2006	2005

ASSETS

Current assets:
Cash	$2,136	$378
Accounts receivable, net	2,006	1,827
Notes and interest receivable, current portion	3,445	—
Inventories	904	770
Other current assets	1,072	355

Total current assets	9,563	3,330

Long-term investments	1,174	4,571
Notes and interest receivable, net of current portion	841	—
Property and equipment, at cost less accumulated depreciation	1,009	940
Goodwill, net	2,047	2,047
Other intangibles, net	359	532
Other assets, net	17	17

Total assets	$15,010	$11,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$—	$100
Accounts payable	1,558	847
Deferred revenue	3,094	4,779
Accrued payroll	974	1,092
Accrued expenses and other current liabilities	1,088	849

Total current liabilities	6,714	7,667

Long term liabilities	356	248

Commitments and contingencies (Note 9)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 issued and outstanding at December 31, 2006 and 2005	45	45
Additional paid-in capital	18,425	18,410
Accumulated other comprehensive loss	(127)	(61)
Accumulated deficit	(11,919)	(16,388)

Total stockholders’ equity	6,424	2,006

Total liabilities and stockholders’ equity	$15,010	$11,437

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2006	2005

Revenue
Products	$8,401	$8,185
Services	6,059	4,713

Total revenue	14,460	12,898

Cost of revenue
Products	4,355	3,355
Services	2,812	2,623

Total cost of revenue	7,167	5,978

Expenses
Marketing	2,059	1,825
General & administrative	3,519	3,531
Research & development	5,696	6,127

Loss from operations	(3,981)	(4,563)

Other income (expense)
Interest income, net	57	22
Investment income, net	2,547	1,884
Equity in income of affiliate companies, net	374	366
Other income (expense), net	(1)	(20)

Loss from continuing operations before income tax provision	(1,004)	(2,311)

Income tax provision	—	5

Loss from continuing operations	(1,004)	(2,316)

Income from discontinued operations, no tax effect	600	690

Gain on sale of discontinued operations, no tax effect	4,873	—

Net income (loss)	$4,469	$(1,626)

Income (loss) per share from continuing operations: Basic	$(0.22)	$(0.52)
Diluted	$(0.22)	$(0.52)
Income per share from discontinued operations: Basic	$1.22	$0.15
Diluted	$1.20	$0.15
Income (loss) per share: Basic	$1.00	$(0.36)
Diluted	$0.98	$(0.36)

Basic weighted average common shares outstanding	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,571,261	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2006	2005

Common stock, number of shares, beginning and end of year	4,478,971	4,478,971

Common stock, amount, beginning and end of year	$45	$45

Paid-in capital, beginning of year	18,410	18,410
Additions during year	15	—

End of year	18,425	18,410

Accumulated other comprehensive loss, beginning of year	(61)	(124)
Foreign currency translation adjustment during year	(55)	66
Change in unrealized loss on marketable securities	(11)	(3)

End of year	(127)	(61)

Accumulated deficit, beginning of year	(16,388)	(14,762)
Net income (loss)	4,469	(1,626)

End of year	(11,919)	(16,388)

Total stockholders’ equity	$6,424	$2,006

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$4,469	$(1,626)
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	66
Change in unrealized loss on marketable securities	(11)	(3)

Total comprehensive income (loss)	$4,403	$(1,563)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005

OPERATIONS:
Net income (loss)	$4,469	$(1,626)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	546	525
Loss on disposal of property and equipment	40	—
Stock-based compensation expense	12	—
Gain on sale of QS business	(4,873)	—
Investment income, net	(2,547)	(1,884)
Equity in earnings of affiliate companies	(374)	(366)
Changes in operating assets and liabilities, net of effect of sale of QS business
Accounts receivable	(179)	1,104
Accrued interest receivable	(103)	—
Inventories	(134)	(117)
Other current assets	(568)	(137)
Other non-current assets	—	8
Accounts payable	759	(20)
Accrued payroll	2	164
Deferred revenue	45	(116)
Accrued expenses and other current liabilities	(232)	296
Other liabilities	209	(62)

Cash used for operating activities	(2,928)	(2,231)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	3,033	2,243
Proceeds from sale of QS business	1,900	—
Distributions from long-term investments	385	312
Proceeds from notes receivable	143	—
Payments on notes payable	(100)	—
Purchases of intangible assets	—	(4)
Purchases of property and equipment	(523)	(511)

Cash provided by investing activities	4,838	2,040

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	2,335	936
Repayments under short-term borrowing arrangements	(2,435)	(1,103)
Proceeds from exercise of stock option in subsidiary	3	—

Cash used for financing activities	(97)	(167)

Effects of exchange rate changes on cash	(55)	66

Net increase (decrease) in cash	1,758	(292)
Cash at beginning of year	378	670
Cash at end of year	$2,136	$378

The accompanying notes are an integral part of these consolidated financial statements

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$105	$8
Cash paid during the year for income taxes	—	74

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES IN 2006:
Sale of Horizon Software investment:
As explained in Note 3 to the consolidated financial statements, the company sold its 17 percent interest in Horizon as of August 31, 2006. The carrying value of the Horizon investment at the time of the sale was $3,062,000 and the proceeds of the sale included a note receivable of $2,850,000 in addition to the cash proceeds of $2,850,000. The sale resulted in a gain of $2,638,000.
Sale of QS Technologies Business (Discontinued Operations):
Below is a reconciliation of the cash and non-cash activities associated with the sale of the QS Technologies business, as disclosed in Note 2 to the consolidated financials statements. The assets and liabilities are valued at their carrying values as of the date of the transaction, July 31, 2006.

( in $000s)

Proceeds from sale of QS Technologies Business:
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

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization — In this document, terms such as the “company”, “we”, “us”, and “ISC” refer to Intelligent Systems Corporation, a Georgia corporation, and its consolidated subsidiaries.
Nature of Operations — Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology Products and Services and Industrial Products. Continuing operations in Information Technology Products and Services, which consist of our VISaer and CoreCard Software subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 16. Included in Discontinued Operations is our former QS Technologies, Inc., a company engaged in the development and sales of software products and services, which was sold effective July 31, 2006. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.
Use of Estimates — In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Some areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation allowances on our investments, depreciation and amortization expense, accrued expenses and deferred income taxes. These estimates and assumptions also affect amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Consolidation — The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.
Translation of Foreign Currencies — We consider that local currencies are the functional currencies for foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of stockholders’ equity. Gains and losses that result from foreign currency transactions are recorded in the consolidated statement of operations.
Cash — We consider all highly liquid instruments with maturities of less than 90 days when purchased to be cash.
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our products to distributors and end users involved in a variety of industries including automotive, aircraft operators and maintenance providers and financial services entities. We perform continuing credit evaluations of our customers’ financial condition and we generally do not require collateral.
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.
Inventories — We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories at December 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005

Raw materials	$768	$619
Finished goods	136	151

Total inventories	$904	$770

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Property and Equipment — Property and equipment are carried at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method of depreciation for machinery, equipment, furniture and fixtures.

Classification	Useful life in years

Machinery and equipment	3 — 5
Furniture & fixtures	5 — 7
Leasehold improvements	1 — 5

The cost of each major class of property and equipment at December 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005

Machinery and equipment	$3,894	$3,835
Furniture and fixtures	201	219
Leasehold improvements	273	271

Subtotal	4,368	4,325
Accumulated depreciation	(3,359)	(3,385)

Property and equipment, net	$1,009	$940

Depreciation expense was $373,000 and $352,000 in 2006 and 2005, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products Segment, where the depreciation expense relates primarily to products leased to customers and is included in cost of revenue.
Leased Equipment — In the Industrial Products segment, certain equipment is leased to customers. In the year ended December 31, 2006, we recorded a charge of $51,000 to reduce the carrying value of certain leased equipment which was no longer in service. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2006 and 2005 is as follows:

(in thousands)	2006	2005

Cost of equipment	$1,112	$980
Accumulated depreciation	(706)	(697)

Carrying value of equipment	$406	$283

The minimum future lease revenue under non-cancelable contracts at December 31, 2006 is as follows:

(in thousands)

2007	$216
2008	216
2009	198

Total minimum future lease revenue	$630

There is no contingent rental income under the leases. The leased equipment assets are included in Machinery and Equipment at December 31, 2006 and 2005.
Investments — We account for investments by the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. The aggregate value of investments accounted for by the equity method was $944,000 and $4.1 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the aggregate value of investments accounted for by the cost method was $230,000 and $504,000, respectively.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Marketable securities, which are included in other current assets, are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2006 and 2005, the aggregate fair market value of our available-for-sale securities consisted of equity securities totaling $38,000 and $0, respectively. When calculating gain or loss on the sale of an investment, we use the average cost basis of the securities. These amounts include a net unrealized holding loss of $11,000 and $0 as of December 31, 2006 and 2005, respectively. These amounts are reflected as a separate component of stockholders’ equity.
Other Intangibles and Goodwill — Other intangibles are carried at cost net of related amortization. We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, we periodically, but at least annually, assess goodwill for impairment. Our annual assessment date for the largest component of our intangible assets is at year end. When circumstances indicate that an intangible other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the years ended December 31, 2006 and 2005, no impairment was identified.
The following table shows the changes in carrying value of our goodwill and intangibles for the years ended December 31, 2006 and 2005:

(in thousands)	Goodwill	Other Intangibles

Balance as of December 31, 2004	$2,049	$699
Additions	—	6
Amortization	—	(173)
Other adjustments	(2)	—

Balance as of December 31, 2005	2,047	532
Amortization	—	(173)

Balance as of December 31, 2006	$2,047	$359

Other intangibles, net at December 31, 2006 and 2005 consisted of the following:

(in thousands)	2006	2005

Patents	$464	$464
Accumulated amortization	(105)	(60)

	359	404

Capitalized software development costs	641	641
Accumulated amortization	(641)	(513)

	—	128

Intangible assets, net	$359	$532

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As of December 31, 2006, annual amortization expense for the following years is expected to be:

(in thousands)

2007	$45
2008	45
2009	45
2010	45
2011	45
Thereafter	134

Total amortization expense	$359

Deferred Revenue — Current deferred revenue consists of advance payments by software customers for annual maintenance and support services, advance payments from customers for software licenses expected to be delivered in 2007, and payments by ChemFree lease customers that are billed quarterly for leased equipment and supplies. Net billings in excess of costs are included in deferred revenue. Net costs in excess of billings on incomplete contracts are included in other current assets. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.
Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, short-term notes receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of notes receivable beyond one year approximates fair value because they bear interest at rates currently offered in the market for notes receivable with similar terms and conditions. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts and notes receivable. We invest cash in high credit-quality financial institutions. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are concentrated in the following industries (by subsidiary):

ChemFree:	Automotive parts distributors and equipment rental depots
VISaer:	Aviation
We perform ongoing credit evaluations of customers worldwide and generally do not require collateral from our customers. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.
Revenue Recognition — Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance and support for software products.
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

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
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
For percentage of completion contracts, we measure the progress toward completion and recognize the software license fees based upon input measures (i.e. in the same proportion that the amount of labor hours incurred to date bears to the total estimated labor hours required for the contract). If reliable estimates cannot be determined, we follow the completed contract method. Under the completed contract method, all revenue is deferred until the customer has accepted the software and any refund rights have expired. The company is presently utilizing the completed contract method because current contracts are for new software products for which it does not have an historical basis on which to prepare reliable estimates.
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
Cost of Revenue — Cost of revenue for product revenue includes direct material, direct labor, production overhead and third party license fees. Cost of sales for service revenue includes direct cost of services rendered, including reimbursed expenses.
Software Development Expense — We have evaluated the establishment of technological feasibility of our products in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. We sell products in markets that are subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility has generally not been established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which cost could be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.
In circumstances in which we acquire software, the annual amortization is the greater of (1) the ratio of current revenues to the expected revenues from the related product sales or (2) the straight-line method over the remaining useful life of the product.
In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we have expensed all costs incurred in the preliminary project stage for software developed for internal use. Thereafter, we capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the years ended December 31, 2006 and 2005, we did not capitalize any internal use software costs.
Warranty Costs — We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2006 and 2005. At December 31, 2006 and 2005, the warranty accrual was $71,000 and $43,000, respectively.
Research and Development — Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Stock Based Compensation — At December 31, 2006, we have two stock-based compensation plans in effect which are more fully described in Note 14. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS 123. Through December 31, 2005, we had accounted for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB 25, no compensation expense was recognized because the exercise price of the employee stock options equaled the market price of the underlying stock on the date of grant. Through December 31, 2005, we applied SFAS No. 123, “Accounting for Stock-Based Compensation” for disclosure purposes only. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the year ended December 31, 2006 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.
As a result of adopting SFAS 123R, net income for the year ended December 31, 2006 was lower by $12,000 than if the company had continued to account for stock-based compensation under APB No. 25. The impact on basic and diluted income per share for the year ended December 31, 2006 was $0. The following table illustrates the effect on net income (loss) and income (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123R in both periods shown.

Year ended December 31,
(in thousands, except per share amounts)	2006	2005

Net income (loss), reported	$4,469	$(1,626)
Add: stock-based compensation programs recorded as expense, net of related tax	12	—
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax	(12)	(38)

Pro forma net income (loss)	$4,469	$(1,664)

Income (loss) per common share
Basic, as reported	$1.00	$(0.36)
Basic, pro forma	$1.00	$(0.37)
Diluted, as reported	$0.98	$(0.36)
Diluted, pro forma	$0.98	$(0.37)

No options were granted during 2006. In 2005, 12,000 options were granted at fair market value on the date of grant pursuant to the Non-employee Directors Stock Option Plan. The fair value of each option granted in 2005 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2006	2005

Risk free interest rate	N/A	4%
Expected life of option in years	N/A	6.6
Expected dividend yield rate	N/A	0%
Expected volatility	N/A	40%

Under these assumptions, the weighted average fair value of options granted in 2005 was $0.98 per share. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
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
Comprehensive Income (Loss) — Comprehensive income (loss) represents net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as accumulated other comprehensive loss on the consolidated balance sheet and are primarily the result of cumulative translation adjustments at December 31, 2006 and 2005.
Reclassifications — It is our policy to reclassify prior year amounts to conform with current year financial statements presentation when necessary.
New Accounting Pronouncements — In December 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – An amendment of ARB No. 43”. SFAS No. 151 clarifies that certain abnormal amounts of production related expenses should be expensed as incurred and not included in overhead. Further, it requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of production facilities. We adopted FASB No. 151 effective January 1, 2006. The adoption of this standard did not have a material impact on our financial position and results of operations.
In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment”, which replaces APB No. 25 and SFAS No. 123. The change was effective for small business issuers for the first interim or annual reporting period that began after December 15, 2005. FASB No. 123R requires companies to recognize in financial statements the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We adopted the statement on January 1, 2006. The adoption of this statement did not have a material impact on our results of operations or financial condition. In the discussion of Stock-Based Compensation earlier in this Note 1, we disclose the effect of the use of the fair-value provisions of SFAS No. 123R on historical results of operations.
On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, “Accounting for Income Taxes” and requires that a company record any change in net assets that results from the application of the interpretation as an adjustment to retained earnings. The interpretation is effective for fiscal years that start after December 15, 2006 and, accordingly we have adopted FIN 48 effective January 1, 2007. We are presently evaluating whether the adoption of this interpretation will have a material impact on our financial statements.
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is encouraged. We have not yet determined when we will adopt the standard or the impact that the adoption of the standard will have on our financial statements.
On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”. Statement No. 159, which builds on other Statements related to fair value such as Statement No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined when we will adopt the standard or the impact that the adoption of the standard will have on our financial statements.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
2. DISCONTINUED OPERATIONS
Effective July 31, 2006, we completed the sale of the business and certain assets of our QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc., referred to collectively as “Netsmart”. Netsmart is an independent third party that expressed an interest in acquiring the QS business and the company subsequently negotiated an arms-length transaction resulting in the sale of the QS business. We sold the operations and assets associated with the QS business for a combination of $1,900,000 in cash, a promissory note of Netsmart in the amount of $1,435,000 and additional payments totaling $305,000 for unbilled receivables of QS. In addition, Netsmart assumed liabilities of QS, net of assets acquired, of $1,748,000 in the aggregate. We retained accounts receivable and cash of QS. The unsecured promissory note of Netsmart bears interest at the rate of 8.25 percent and is payable in thirty-six monthly payments of $45,133 beginning September 1, 2006. The principal amount of the note is subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through January 31, 2007. At this time, we do not expect a material adjustment, if any, to the note.
In accordance with Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as discontinued operations for the two years ended December 31, 2006. Based on the carrying basis of the assets and liabilities transferred to Netsmart at July 31, 2006 and estimated costs and expenses incurred in connection with the sale, we recorded a net gain on the sale of QS of $4,873,000.
The transaction also provides for contingent payments of up to $1,450,000 which we may earn in the future based on the attainment by the QS business of certain levels of revenue and bookings in 2007. As the amount, if any, of such payments is not quantifiable at this time, no amount has been recorded for such contingency payments.
The following condensed financial information is provided for the QS Discontinued Operations for the periods shown.

	Year Ended December 31,
( in thousands)	2006 *	2005

Net sales	$1,934	$3,199
Operating income	602	759
Net income before tax	600	759
Income tax	—	69
Net income from discontinued operations	$600	$690

*	Includes results for 7 months ended July 31, 2006, the date of the sale of the QS business
3. SALES AND WRITE-DOWNS OF ASSETS
Gains, losses and writedowns related to long-term investments described below are reflected in the category investment income, net in the Consolidated Statements of Operations.
Aderis Pharmaceuticals, Inc. — In the year ended December 31, 2005, we wrote down the carrying value of our investment in Aderis Pharmaceuticals, Inc. to net realizable value, based the sale of the privately held company. We recorded a charge of $101,000 against long-term investments. While terms of the Aderis sale provide for the possibility of additional payments, the amount of any future payments, if any, is not determinable and therefore we did not record any value for such future payments.
Horizon Software Interest — Effective August 31, 2006, we completed the sale of our 17 percent ownership position in Horizon Software International, LLC (“Horizon”) to Horizon Software Holdings, Inc., an entity comprised of the founder and officers of Horizon (the “Horizon Buyer”) for a purchase price of $5,600,000. Simultaneously, we sold our interest in an affiliate company of Horizon for $100,000. At the close of the transaction, we received an aggregate of $2,850,000 in cash and a promissory note from the Horizon Buyer in the principal amount of $2,850,000. We recorded a gain of $2,638,000 on the sale of our Horizon interest on a carrying value of $3,062,000 at the time of the sale.
ISC Guernsey, Ltd. — We owned a 19 percent interest in ISC Guernsey, Ltd., an entity whose principal asset was an investment in a U.K. based company which was sold in 2004. In the year ended December 31, 2005, we received two cash distributions related to the sale totaling $2.1 million and recognized $2.1 million which is reflected in investment income. We

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
did not incur a tax liability related to these cash distributions and do not anticipate any future distributions related to ISC Guernsey.
Lancope, Inc. — In June 2005, we recorded a charge of $85,000 to reduce the carrying value of our interest in Lancope, a private technology company, to net realizable value based on a financing transaction completed by Lancope which was at a lower price per share than our original share purchase price.
Paymetric. Inc. — In December 2006, we recorded a charge of $98,000 to reduce the carrying value of our interest in Paymetric, Inc., a private technology company in which we are a small common shareholder, to net realizable value which we estimate to be zero. Management believes that the terms of a new financing round at Paymetric are likely to result in an other than temporary decline of the value of the company’s investment in Paymetric.
4. INVESTMENTS
The following summarizes our ownership interest in our largest (measured by ownership and investment value), non-consolidated companies included in our long-term investments.
At December 31, 2006 and 2005, our ownership interest in NKD Enterprises, LLC was 25.5% in both periods and our interest in Horizon Software International, LLC was 0% and 17%, respectively (we sold our interest on August 31, 2006 as explained in Note 3). We account for each of these companies by the equity method of accounting in 2006 and 2005.

	Carrying Value		Original
At December 31, (in thousands)	2006	2005	Investment

NKD Enterprises	$891	$837	$1,286
Horizon Software	—	2,864	2,500
The following table presents summarized combined financial information for our 50 percent or less owned investments named above for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2006 *	2005

Revenues	$16,708	$21,405
Operating income	2,673	2,516
Net income	2,762	2,634

Current assets	$6,154	$5,976
Non-current assets	7,938	5,038
Current liabilities	2,049	4,851
Non-current liabilities	4,512	856
Stockholders’ equity	7,530	5,307

*	Includes data for Horizon Software through date of sale, August 31, 2006.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Marketable Securities — The carrying and estimated fair values of available-for-sale securities at December 31, 2006 and 2005 are summarized as follows:

(in thousands)	2006	2005

Cost	$49	—
Gross unrealized loss	(11)	—

Estimated fair values	$38	—

Inhibitex, Inc. [NASDAQ:INHX] comprised the balance of $38,000 at December 31, 2006.
5. ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE
At December 31, 2006 and 2005, our allowance for doubtful accounts amounted to $66,000 and $83,000, respectively. Net charges against the allowance for doubtful accounts were $29,000 and $60,000 in 2006 and 2005, respectively.
The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2006	2005	2006	2005

ChemFree
Customer A	11%	—	11%	13%
Customer B	—	—	14%	—
CoreCard
Customer C	—	—	16%	—
VISaer
Customer D	12%	—	—	—
As explained in Note 2 to the Consolidated Financial Statements, in connection with the sale of our QS Technologies business, we received a promissory note from the buyer in the amount of $1,435,000, which bears interest at the rate of 8.25 percent annually and is payable in thirty-six monthly payments of $45,000 beginning September 1, 2006. At December 31, 2006, the current portion of the principal amount of this note is $452,000 and the non-current portion is $841,000. The principal amount of the note is subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through January 31, 2007. At the present time, we do not anticipate a material adjustment, if any, to the note.
On August 31, 2006, we received a promissory note from the buyer of Horizon Software in the principal amount of $2,850,000 as explained in Note 3 to the Consolidated Financial Statements. The note bears interest at the prime rate plus one and one half percent annually and has a maturity date of January 31, 2007. The $2,850,000 principal amount of the note is included in current notes receivable in the Consolidated Financial Statements. On January 4, 2007, the note and accrued interest were paid in full.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
6. SHORT-TERM BORROWINGS
Terms and borrowings under our credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2006	2005

Maximum outstanding (month-end)	$2,145	$417
Outstanding at year end	—	100
Interest rate at year end	9.75%	8.75%
Average interest rate	9.5%	7.7%
We established a working capital credit facility with a bank in October 2003 and have renewed the line periodically with the most recent renewal effective December 1, 2006. The $2,000,000 revolving line of credit bears interest at the prime rate plus one and one half percent, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires December 1, 2007. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $2,000,000, less any amount tied to a letter of credit. At December 31, 2006, our borrowing base calculation resulted in availability of $1,157,000 of which we had drawn down $0 at year end. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.
7. NOTE PAYABLE
In March 2006, our VISaer subsidiary and a customer reached a mutual agreement to terminate a Software License Agreement. The Settlement and Release Agreement provided for a refund to the customer of $512,000 of certain prepaid maintenance and other expenses to be paid in monthly installments over a three year period. VISaer issued an unsecured note payable in the amount of $512,000 (recorded as $446,000, which is equal to $512,000 discounted at 9.25%). At December 31, 2006, the current portion of the note payable ($135,000) is included in other current liabilities and the long-term portion of the note payable ($210,000) is included in other long-term liabilities. Principle maturities are $135,000, $168,000 and $42,000 in 2007, 2008 and 2009, respectively.
8. INCOME TAXES
The income tax provision from continuing operations consists of the following:

Year ended December 31,

(in thousands)	2006	2005

Current	$—	$5

Following is a reconciliation of estimated income taxes at the blended statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2006	2005

Statutory rate, blended	38%	38%
Change in valuation allowance	(38%)	(38%)
Other	0%	0.2%

Effective rate	0%	0.2%

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2006	2005

2017	$1,038	$1,038
2019	2,901	2,901
2021	495	495
2022	234	658
2023	1,778	1,721
Thereafter	4,212	1,602

Total	$10,660	$8,415

A subsidiary of the company has an additional $1.1 million of net operating loss carryforward which is subject to limitation by the Federal Income Tax code section 382.
Net deferred tax assets consist of the following at December 31:

(in thousands)	2006	2005

Deferred tax assets:
Federal, state and foreign loss carryforward	$6,376	$3,537
Capitalized research and development	4,054	4,890
Accrued interest	1,680	1,631
Deferred revenue	(138)	858
Federal and state tax credits	1,238	2,804
Long term investments	6,109	5,657
Other	342	313

Total deferred tax asset	19,661	19,690
Less valuation allowance	(19,661)	(19,690)

Net deferred tax asset	$—	$—

Federal and state tax credits of $1,238,000 included in the above table expire at various dates between 2012 and 2021.
We account for income taxes using SFAS No. 109, “Accounting for Income Taxes”. We have a deferred tax asset of approximately $19.7 million at December 31, 2006 and 2005. Since our ability to realize the deferred tax asset is uncertain, the amount is offset in both 2006 and 2005 by a valuation allowance of an equal amount. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. We do not believe it is practicable to determine the amount of these unrecognized deferred taxes at this time.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
9. COMMITMENTS AND CONTINGENCIES
Leases — We have noncancellable operating leases expiring at various dates through July 2010. Future minimum lease payments are as follows:

Year ended December 31,

(in thousands)

2007	$528
2008	528
2009	299
2010	79

Total minimum lease payments	$1,434

Included in the above are future minimum lease payments to a related party of $393,000, $393,000 and $164,000 in 2007, 2008 and 2009, respectively.
Rental expense for leased facilities and equipment related to operations amounted to $538,000 and $637,000 for the years ended December 31, 2006 and 2005, respectively. Companies in Intelligent Systems incubator sublease space from the company. For the years ended December 31, 2006 and 2005, we received $77,000 and $94,000 respectively, in sublease rental income which reduced the company’s rental expense during these years.
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
In 2005, ChemFree participated in an arbitration proceeding versus ZYMO International, Inc. (“Zymo”), a patent co-owner, that resulted in the issuance of a favorable arbitration ruling for ChemFree. In December 2005, ChemFree initiated a proceeding under the Federal Arbitration Act in the United States District Court for the Northern District of Georgia to obtain judicial confirmation of the arbitration ruling and to arbitrate a number of other disputes between ChemFree and Zymo that fall within the arbitration provisions of the co-ownership agreement between the parties. In July 2006, the judge issued a ruling confirming ChemFree’s request to compel arbitration. In the fourth quarter of 2006, an arbitrator was assigned and the parties submitted their pleadings to the arbitrator. On February 6, 2007, the arbitrator issued a ruling which found in ChemFree’s favor on all substantive issues. Among other items, the arbitrator ruled that ChemFree was not in breach of the co-ownership agreement and that Zymo must pay an aggregate of $156,000 to ChemFree for its share of legal expenses and damages for lack of cooperation in patent matters cover by the co-ownership agreement. The arbitrator also ruled that, if Zymo participates in the J. Walter patent infringement action described above after June 30, 2007, it must pay an additional $27,500 to ChemFree.
ISC Guarantees — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee is limited to the amount paid by the customer to CoreCard under the Software License Agreement at the time of termination. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of December 31, 2006, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
10. POST-RETIREMENT BENEFITS
Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2006 and 2005, we have accrued $145,000 for future payments under the plan.
11. DEFINED CONTRIBUTION PLANS
We maintain two 401(k) defined contribution plans covering substantially all U.S. employees. Our matching contributions under the plans, which are optional and are based on the level of individual participant’s contributions, amounted to $85,000 and $92,000 in 2006 and 2005, respectively.
12. RELATED PARTY TRANSACTION
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ended December 31, 2006 and 2005, we paid $393,000 in rent to ISC Properties, LLC.
13. STOCKHOLDERS’ EQUITY
We have authorized 20,000,000 shares of Common Stock, $0.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $0.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time but no repurchases were made in 2006 or 2005.
14. STOCK OPTION PLANS
We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. No options were granted under the 2003 Plan in 2006 or 2005. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director may receive a grant of 4,000 shares, which vests in 50% increments on the first and second anniversary. Stock options under all three plans are granted at fair market value on the date of grant. As of December 31, 2006, a total of 969,000 options under all three Plans have been granted, 724,320 have been exercised and 197,666 options are fully vested and exercisable. All options expire ten years from their respective dates of grant.
A summary of the company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 follows:

		Weighted Average
Nonvested Shares,	Shares	Grant–Date Fair Value

Nonvested at January 1, 2006	12,000	$0.98
Granted	—	—
Vested	6,000	$0.98
Forfeited	—	—

Nonvested at December 31, 2006	6,000	$0.98

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As of December 31, 2006, there was no unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The total fair value of shares vested during the years ended December 31, 2006 and 2005 was $12,000 and $38,000, respectively.
Stock option transactions during the years ended December 31, 2006 and 2005 were as follows:

	2006	2005

Options outstanding at January 1	238,680	226,680
Options granted	—	12,000
Options exercised	—	—
Options canceled	35,014	—

Options outstanding at December 31	203,666	238,680

Options available for grant at December 31	458,000	458,000

Options exercisable at December 31	197,666	187,348

Option price ranges per share:
Granted	—	$2.08
Canceled	$2.96-$4.25	—
Outstanding	$1.51-$4.26	$1.51-$4.26

Weighted average option price per share:
Granted	—	$2.08
Canceled	$3.35	—
Outstanding at Dec. 31	$2.39	$2.56
Exercisable at Dec. 31	$2.40	$2.80

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2006.
Options Outstanding:

		Wgt. Avg. Contractual	Wgt. Avg. Exercise
Range of Exercise Price	Number Outstanding	Life Remaining	Price

$1.51 - $2.08	136,000	6.6 yrs	$1.62
$3.15 - $4.26	67,666	4.2 yrs	$3.95

	203,666

Options Exercisable:

		Wgt. Avg.	Aggregate
Range of Exercise Price	Number Exercisable	Exercise Price	Intrinsic Value

$1.51 - $2.08	130,000	$1.60	$208,471
$3.15 - $4.26	67,666	$3.95	700

	197,666		$209,171

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
15. FOREIGN REVENUES AND OPERATIONS
Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2006 and 2005 are as follows:

Year ended December 31,

(in thousands)	2006	2005

Foreign Countries:
United Kingdom	$1,596	$2,257
Chile	940	916
Pacific Rim *	759	951
Panama	277	525
Ireland	138	—
China	27	661
Other	197	163

Subtotal	3,934	5,473
United States	10,526	7,425

Total	$14,460	$12,898

*	Includes Australia, New Zealand, Japan and Singapore.
With the acquisition of VISaer in 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland and in 2004 established a subsidiary in Australia. In 2003, we established a subsidiary of CoreCard Software in Romania for certain software development and testing activities. In 2006, we established a subsidiary in India for software development and testing activities for our CoreCard subsidiary. Substantially all long-lived assets are in the United States.
At December 31, 2006 and 2005, foreign subsidiaries had assets of $321,000 and $293,000, respectively, and total liabilities of $556,000 and $505,000, respectively. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.
Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.
16. INDUSTRY SEGMENTS
Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services, which include our VISaer and CoreCard Software subsidiaries, involve development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating income (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, investments and notes receivable.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following table contains segment information for the years ended December 31, 2006 and 2005:

Year ended December 31,

(in thousands)	2006	2005

Information Technology
Revenue	$6,690	$6,829
Operating loss	(3,256)	(3,995)
Depreciation and amortization	266	243
Capital expenditures	123	194
Identifiable assets	3,624	3,680
Goodwill	2,047	2,047

Industrial Products
Revenue	$7,769	$6,069
Operating income	446	377
Depreciation and amortization	256	234
Capital expenditures	368	260
Identifiable assets	3,849	2,913
Goodwill	—	—

Consolidated Segments
Revenue	$14,460	$12,898
Operating income (loss)	(2,810)	(3,617)
Depreciation and amortization	522	477
Capital expenditures	491	454
Identifiable assets	7,373	6,593
Goodwill	2,047	2,047
A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31,
(in thousands)	2006	2005

Consolidated segments operating income (loss)	$(2,810)	$(3,617)
Corporate expenses	(1,171)	(946)

Consolidated loss from continuing operations	$(3,981)	$(4,563)

Year ended December 31,
(in thousands)	2006	2005

Depreciation and amortization
Consolidated segments	$522	$477
Corporate	24	16

Consolidated	$546	$493

Capital expenditures
Consolidated segments	$491	$454
Corporate	32	48

Consolidated	$523	$502

As of December 31,
(in thousands)	2006	2005

Assets
Consolidated segments identifiable assets	$7,473	$6,593
Corporate	7,537	4,844

Consolidated	$15,010	$11,437

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
17. EARNINGS (LOSS) PER SHARE
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
The following tables represent required disclosure of the reconciliation of the earnings (loss) and the shares used in the basic and diluted net earnings (loss) per share computation:

Year ended December 31,
(in thousands except per share data)	2006	2005

Basic
Net earnings (loss)	$4,469	$(1,626)
Weighted average common shares outstanding	4,479	4,479

Net earnings (loss) per share	$1.00	$(0.36)

Diluted
Net earnings (loss)	$4,469	$(1,626)
Weighted average common shares outstanding	4,479	4,479
Effect of dilutive potential common shares: stock options	92	—

Total	4,571	4,479
Net earnings (loss) per share	$0.98	$(0.36)

At December 31, 2005, potentially dilutive stock options to purchase 150,673 shares of the company’s common stock were not included in the diluted earnings (loss) per share as their effect would be antidilutive.