Form 10QSB
period 2007-03-31
INTELLIGENT SYSTEMS CORP
filed 2007-05-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION

(Exact name of small business issuer as specified in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (770) 381-2900
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, 4,478,971 shares of Common Stock of the Issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash	$3,576	$2,136
Accounts receivable, net	2,238	2,006
Notes and interest receivable, current portion	538	3,445
Inventories	934	904
Other current assets	963	1,072

Total current assets	8,249	9,563

Long-term investments	1,175	1,174
Notes and interest receivable, net of current portion	722	841
Property and equipment, at cost less accumulated depreciation	1,161	1,009
Goodwill, net	2,047	2,047
Other intangibles, net	347	359
Other assets, net	17	17

Total assets	$13,718	$15,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,156	$1,558
Deferred revenue	2,259	3,094
Accrued payroll	953	974
Accrued expenses and other current liabilities	1,233	1,088

Total current liabilities	5,601	6,714

Long-term liabilities	293	356

Commitments and contingencies (Note 10)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at March 31, 2007 and December 31, 2006	45	45
Additional paid-in capital	18,425	18,425
Accumulated other comprehensive loss	(110)	(127)
Accumulated deficit	(12,052)	(11,919)

Total stockholders’ equity	6,308	6,424

Total liabilities and stockholders’ equity	$13,718	$15,010

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue
Products	$3,086	$1,852
Services	963	3,024

Total revenue	4,049	4,876

Cost of revenue
Products	1,070	1,001
Services	572	1,433

Total cost of revenue	1,642	2,434

Expenses
Marketing	437	521
General & administrative	980	1,102
Research & development	1,264	1,521

Loss from operations	(274)	(702)

Other income (expense)
Interest income (expense), net	63	(28)
Investment income (loss), net	(11)	5
Equity in income of affiliate companies	1	72
Other income (loss), net	(9)	34

Loss from continuing operations	(230)	(619)

Income from discontinued operations, no tax effect	—	174

Gain on sale of discontinued operations, no tax effect	97	—

Net loss	$(133)	$(445)

Loss per share from continuing operations:
Basic and diluted	$(0.05)	$(0.14)
Income per share from discontinued operations:
Basic and diluted	0.02	0.04

Net loss per share:
Basic and diluted	$(0.03)	$(0.10)

Basic weighted average shares outstanding	4,478,971	4,478,971
Diluted weighted average shares outstanding	4,582,666	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2007	2006
OPERATIONS:
Net loss	$(133)	$(445)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	127	134
Stock-based compensation expense	—	3
Gain on sale of QS business	(97)	—
Investment income (loss)	11	(5)
Equity in earnings of affiliate companies	(1)	(72)
Changes in operating assets and liabilities Accounts receivable	(235)	(722)
Accrued interest receivable	67	—
Inventories	(79)	(292)
Other current assets	127	(19)
Accounts payable	(360)	453
Accrued payroll	(21)	(3)
Deferred revenue	(834)	(145)
Accrued expenses and other current liabilities	248	118
Other liabilities	(29)	(40)

Cash used for operating activities	(1,209)	(1,035)

INVESTING ACTIVITIES:
Proceeds related to sales of investments or marketable securities	39	5
Proceeds from notes and interest receivable	2,907	—
Payments on notes payable	(35)	—
Purchases of property and equipment	(267)	(223)

Cash provided by (used for) investing activities	2,644	(218)

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	—	1,081

Cash provided by financing activities	—	1,081

Effects of exchange rate changes on cash	5	3

Net increase (decrease) in cash	1,440	(169)
Cash at beginning of period	2,136	378

Cash at end of period	$3,576	$209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12	$19

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.
2.
The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2007 and 2006. The interim results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, as filed in our Annual Report on Form 10-KSB.

3.
Discontinued Operations — As explained in more detail in Note 2 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, effective July 31, 2006, we completed the sale of the business and certain assets of our QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc., referred to collectively as “Netsmart”. In accordance with Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as discontinued operations for the three months ended March 31, 2007 and 2006.

The following condensed financial information is provided for the QS Discontinued Operations for the periods shown.

	Three Months Ended March 31,
(in thousands)	2007	2006
Net sales	—	$734
Operating income	—	174
Net income before tax	—	174
Income tax	—	—

Net income from discontinued operations	$—	$174

4.
Contract Settlement — In February 2007, our CoreCard subsidiary reached a mutual agreement with one of its customers to terminate a Software License Agreement between them. The Settlement Agreement assigns no fault to either party and reflects a change in priorities and available funding at the customer. The customer paid $380,000 on the effective date of the Settlement Agreement, including a $100,000 termination fee, resulting in aggregate non-refundable payments to Corecard of $1.1 million under the Software License Agreement (including amounts paid in 2006 and included in deferred revenue as of December 31, 2006). In the quarter ended March 31, 2007, the company recognized license revenue of $1.1 million related to this contract.

5.
Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended March 31,
(unaudited, in thousands)	2007	2006
Net loss	$(133)	$(445)
Other comprehensive income (loss):
Foreign currency translation adjustment	5	3

Comprehensive loss	$(128)	$(442)

6.
Stock based Compensation — At March 31, 2007, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS 123. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

The estimated fair value of the options granted during prior years was calculated using the Black Scholes option pricing model with assumptions as previously disclosed in our Form 10-KSB.

As a result of the adoption of SFAS 123(R), we recorded $0 and $3,000 of stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively, related to our stock option plans. Had we continued to account for these options under APB 25, we would have recorded no such expense.

As of March 31, 2007, there is no unrecognized compensation cost related to stock options. No options were granted, exercised or forfeited during the quarter ended March 31, 2007. The following table summarizes options as of March 31, 2007:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value
Outstanding at March 31, 2007	203,666	$2.39	5.5	$388,000
Vested and exercisable at March 31, 2007	197,666	$2.40	5.3	$375,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

7.
Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended March 31,
(unaudited)	2007	2006
VISaer Customer A	—	31%
CoreCard Customer B	28%	—
ChemFree Customer C	10%	—
8.
Notes Receivable — As explained in Note 2 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, in connection with the sale of our QS Technologies business, we received a promissory note from the buyer in the amount of $1,435,000. The principal amount of the note was subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through January 31, 2007. In the quarter ended March 31, 2007, the buyer informed the company that it was not proposing any adjustment to the note. Accordingly, in the three months ended March 31, 2007, the company reversed the balance of its transaction related contingency accrual and recognized additional gain of $97,000 on the sale of the QS discontinued operations.

On August 31, 2006, as explained in Note 3 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, we received a promissory note from the buyer of our Horizon Software investment in the principal amount of $2,850,000. On January 4, 2007, the note and accrued interest were paid in full.

9.
Industry Segments — Segment information is presented consistently with the basis described in the 2006 Form 10-KSB. The table following contains segment information for continuing operations for the quarters ended March 31, 2007 and 2006.

Three Months Ended March 31,
(unaudited, in thousands)	2007	2006
Information Technology
Revenue	$2,104	$3,152
Operating loss	(48)	(263)
Industrial Products
Revenue	1,945	1,724
Operating income (loss)	159	(94)

Consolidated Segments
Revenue	4,049	4,876
Operating income (loss)	111	(357)
Corporate expenses	(385)	(345)

Consolidated operating loss from continuing operations	$(274)	$(702)

Depreciation and amortization
Information Technology	$63	$68
Industrial Products	59	60

Consolidated segments	122	128
Corporate	5	4

Consolidated depreciation and amortization	$127	$132

Capital Expenditures
Information Technology	$227	$5
Industrial Products	35	198

Consolidated segments	262	203
Corporate	5	18

Consolidated capital expenditures	$267	$221

	March 31,	December 31,
(in thousands)	2007	2006
Identifiable Assets
Information Technology	$3,968	$3,624
Industrial Products	3,844	3,849

Consolidated segments	7,812	7,473
Corporate	5,906	7,537

Consolidated assets	$13,718	$15,010

10.
Commitments and Contingencies — Please refer to Note 9 to our Consolidated Financial Statements included in our 2006 Form 10-KSB for a description of our commitments and contingencies. There has been no material change since December 31, 2006 in the commitments described in such note.

Legal Matters — As explained in Note 9 to our Consolidated Financial Statements included in our 2006 Form 10-KSB, on February 6, 2007, an arbitrator issued a ruling in an arbitration proceeding involving our ChemFree subsidiary versus Zymo International, Inc. (Zymo”). The arbitrator found in ChemFree’s favor on all substantive issues. Among other items, the arbitrator ruled that ChemFree was not in breach of the co-ownership agreement and that Zymo must pay an aggregate of $156,000 to ChemFree for its share of legal expenses and damages for lack of cooperation in patent matters cover by the co-ownership agreement. The arbitrator also ruled that, if Zymo participates in a certain J. Walter patent infringement action after June 30, 2007, it must pay an additional $27,500 to ChemFree. Since the ruling, Zymo paid to ChemFree $156,000, less $5,000 in expenses allocable to ChemFree for amounts previously paid by Zymo for co-owned patent matters. Zymo has also initiated a filing with the court to remove itself from the J. Walter infringement action.

ISC Guarantees — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of March 31, 2007, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

11.
New Accounting Pronouncements— On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, “Accounting for Income Taxes” and requires that a company record any change in net assets that results from the application of the interpretation as an adjustment to retained earnings. The interpretation is effective for fiscal years that start after December 15, 2006 and, accordingly we adopted FIN 48 effective January 1, 2007. See discussion in Note 12 below.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is encouraged. We have not yet determined the impact that the adoption of the standard will have on our financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115”. Statement No. 159, which builds on other Statements related to fair value such as Statement No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the adoption of the standard will have on our financial statements.

12.
Adoption of FIN 48 — Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As of March 31, 2007, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the three months ended March 31, 2007.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership exceeds 80 percent, as well as individual subsidiary returns in various states and foreign jurisdictions. Our VISaer subsidiary files a separate U.S. federal income tax return. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2003.

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
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis or Plan of Operation, in the Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology sector are VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing accounts receivables, credit and debit cards). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).
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
•
Economic and marketplace trends may impact our subsidiaries differently or not at all and our software subsidiaries have limited experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•
Our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past six years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

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

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary usually generates an operating profit on an annual basis but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

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
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report. As explained in Note 3, the QS operations have been accounted for as Discontinued Operations and are not included in the following discussion of continuing operations for either period presented.
Revenue — Total revenue in the three month period ended March 31, 2007 was $4.0 million, a 17 percent decrease compared to the first quarter of 2006.
•
Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.1 million in the three month period ended March 31, 2007, a 67 percent increase compared to $1.9 million in the three months ended March 31, 2006. Product revenue associated with the Industrial Products segment grew by 13 percent compared to the prior year period and represented 63 percent of product revenue in the quarter ended March 31, 2007. The increase is attributed mainly to a higher volume of ChemFree products sold in international markets. Product revenue associated with the Information Technology segment increased by $1.0 million in the three months ended March 31, 2007 compared to the same period last year, reflecting a single software license contract recognized by our CoreCard Software subsidiary.

•
Service revenue decreased by 68 percent, or $2.1 million, in the first quarter of 2007 compared to the same period last year. The change is attributed mainly to a single multi-year contract at the VISaer subsidiary that was completed and recognized in the first quarter of 2006, contributing $1.8 million in service revenue.

Cost of Revenue — Total cost of revenue was 41 percent of total revenue in the three month period ended March 31, 2007 and 50 percent of total revenue in the same period in 2006.
•
Cost of product revenue was 35 percent of product revenue in the first quarter of 2007 compared to 54 percent of product revenue in the same period in 2006. The principal reason for the difference in product cost as a percent of product revenue is due to the fact that a higher percentage of product revenue in the first quarter of 2007 is software license revenue which has a very low cost of revenue compared to the cost of revenue associated with industrial products, which averaged 55 percent and 57 percent in the three months ended March 31, 2007 and 2006, respectively.

•
Cost of service revenue (which relates to the software subsidiaries only) was 59 percent and 47 percent of service revenue in the three months ended March 31, 2007 and 2006, respectively. The change between periods reflects primarily the fact that VISaer’s single multi-year contract that contributed $1.8 million in service revenue in 2006 had a proportionately lower cost of sales than is typical of professional services contracts and maintenance revenue. In addition, in the first quarter of 2007, the number of hours and the average standard cost associated with CoreCard’s customer support activities were higher than in the same period in 2006.

Operating Expenses — In the three month period ended March 31, 2007, total consolidated operating expenses were 15 percent lower than in the corresponding period in 2006. Consolidated marketing expenses were 16 percent ($84,000) lower in the first quarter of 2007 as compared to last year, the majority of which reflects fewer marketing personnel at the software subsidiaries. Consolidated general and administrative expenses declined by 11 percent ($123,000) in the three month period ended March 31, 2007 as compared to the corresponding period in 2006. Most of the decrease relates to lower legal expenses at the ChemFree subsidiary. Consolidated research and development expenses were 17 percent ($257,000) lower in the first quarter of 2007 compared to the first quarter of 2006. The decrease is due principally to reduced employee headcount allocated to R&D at VISaer’s domestic operation and fewer consultants used, offset in part by a greater number of technical employees at our subsidiary in India.
Interest Income (Expense) — In the three months ended March 31, 2007, we recorded $63,000 in net interest income, reflecting interest earned on the note receivable from the buyers of our QS business and interest earned on cash deposits. In the three months ended March 31, 2006, we recorded $28,000 in net interest expense which reflects utilization of our line of credit during the first quarter of 2006.
Investment Income — We recorded an investment loss of $11,000 in the quarter ended March 31, 2007 compared to $5,000 in investment income in the first quarter of 2006. The loss in the first quarter of 2007 relates to the sale of a marketable security.

Equity Earnings of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $1,000 in net equity income of one affiliate company in the first quarter of 2006 compared to $72,000 in net equity income of two affiliate companies in the first quarter of 2006. The change between periods reflects the fact that we sold our interest in our Horizon Software affiliate in 2006.
Other Income (Expense), Net — We recorded an expense of $9,000 in the three months ended March 31, 2007 compared to income of $34,000 in the three months ended March 31, 2006. The amounts in each period reflect principally currency exchange gains (losses).
Income Taxes - We did not accrue for any income tax liability year-to-date in 2007 and we believe our deferred tax assets should be fully reserved given their character and our historical losses.
Discontinued Operations
Net income from Discontinued Operations — The amounts recorded in 2005 reflect the results of operations of our QS Technologies subsidiary which has been classified as a discontinued operation as a result of the sale of the QS business, as disclosed in more detail in Note 3 to the consolidated financial statements.
Gain on Sale of Discontinued Operations — In the first quarter of 2007, we recorded additional gain of $97,000 on the sale of the QS business as a result of the buyer confirming that no post-closing adjustments would be asserted. Accordingly, we reversed the balance of our transaction related contingency accrual and recognized additional gain of $97,000 on the sale.
Liquidity and Capital Resources
Our cash balance at March 31, 2007 was $3.6 million compared to our cash balance of $2.1 million at December 31, 2006. During the three months ended March 31, 2007, our principal sources of cash were $2.9 million from payment of principal and interest on notes receivable, consisting mainly of payment in full of the note from the buyer of our Horizon Software investment in 2006. In the three month period ended March 31, 2007, our principal use of cash was approximately $960,000 in the aggregate to support CoreCard’s U.S. and international operations, including over $200,000 related to acquiring an office facility for our software subsidiary in India. We also used approximately $380,000 in cash for expenses related to the corporate office.
In recent years, most of our cash has been generated on an irregular basis from sales of assets or from borrowings under our line of credit. We have used a significant amount of the cash received from such sales to support the operations of our CoreCard and VISaer subsidiaries. In 2007, we do not expect the same level of cash investment in these two subsidiaries. We believe our estimates on the timing of milestone payments on contracts should be more reliable because the scope of the contracts is more certain and contracts are closer to completion. Based on recent trends and current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund substantially all of VISaer’s and a significant portion of CoreCard’s operations on an annual basis, although monthly cash flows are expected to be irregular. A significant amount of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts.
We currently project that we will have sufficient liquidity from cash on hand, monthly payments on notes receivable and milestone payments on software contracts to meet our operating needs in the foreseeable future. We renewed our $2.0 million line of credit on December 1, 2006 and will use it if necessary to support any short-term cash needs, although we do not presently expect significant borrowings in the foreseeable future. We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for any required draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2007. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for 2006. During the quarter ended March 31, 2007, other than the implementation of FIN 48 as noted in Note 12 to the consolidated financial statements contained herein, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2006.
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
•
In the Industrial Products market, failure by ChemFree to protect its intellectual property assets, which could increase competition in the marketplace and result in greater price pressure and lower margins, thus impacting sales, profits and projected cash flow.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
A description of our material pending legal proceedings is included in Note 10 to the accompanying consolidated financial statements, which is incorporated herein by reference thereto. Other than as set forth above or as previously reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on March 23, 2007, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of March 31, 2007, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position.
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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: May 15, 2007	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2007	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
3(i)	Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)
3(ii)	Bylaws of the Registrant dated June 6, 1997. (Incorporated by reference to Exhibit 3(ii) of the Registrant’s Form 10-K/A for the year ended December 31, 1997.)
4.1	Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)
4.2	Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.