Form 10QSB
period 2007-06-30
INTELLIGENT SYSTEMS CORP
filed 2007-08-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Issuer’s telephone number, including area code: (770) 381-2900
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
As of July 31, 2007, 4,478,971 shares of Common Stock of the Issuer were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐       No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$2,338	$2,136
Accounts receivable, net	2,828	2,006
Notes and interest receivable, current portion	521	3,445
Inventories	1,112	904
Other current assets	482	1,072

Total current assets	7,281	9,563

Long-term investments	1,216	1,174
Notes and interest receivable, net of current portion	600	841
Property and equipment, at cost less accumulated depreciation	1,468	1,009
Goodwill, net	2,047	2,047
Other intangibles, net	336	359
Other assets, net	17	17

Total assets	$12,965	$15,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$221	$—
Accounts payable	1,558	1,558
Deferred revenue	2,051	3,094
Accrued payroll	931	974
Accrued expenses and other current liabilities	1,061	1,088

Total current liabilities	5,822	6,714

Long-term liabilities	257	356

Commitments and contingencies (Note 9)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at June 30, 2007 and December 31, 2006	45	45
Additional paid-in capital	18,429	18,425
Accumulated other comprehensive loss	(130)	(127)
Accumulated deficit	(12,974)	(11,919)

Total stockholders’ equity	5,370	6,424

Total liabilities and stockholders’ equity	$12,965	$15,010

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Products	$2,573	$2,340	$5,659	$4,192
Services	1,284	1,213	2,247	4,237

Total revenue	3,857	3,553	7,906	8,429

Cost of revenue
Products	1,496	1,227	2,566	2,227
Services	781	532	1,353	1,965

Total cost of revenue	2,277	1,759	3,919	4,192

Expenses
Marketing	590	512	1,027	1,032
General & administrative	918	863	1,898	1,966
Research & development	1,164	1,368	2,428	2,889

Loss from operations	(1,092)	(949)	(1,366)	(1,650)

Other income (expense)
Interest income (expense), net	34	(33)	97	(61)
Investment income, net	92	2	82	7
Equity in income of affiliate companies	41	91	42	162
Other income (loss), net	3	3	(7)	38

Loss before income taxes	(922)	(886)	(1,152)	(1,504)

Income from discontinued operations, no tax effect	—	110	—	283
Gain on sale of discontinued operations, no tax effect	—	—	97	—

Net loss	$(922)	$(776)	$(1,055)	$(1,221)

Loss per share from continuing operations: Basic & diluted	$(0.21)	$(0.19)	$(0.26)	$(0.33)
Income per share from discontinued operations: Basic & diluted	0.00	0.02	0.02	0.06

Net loss per share: Basic & diluted	$(0.21)	$(0.17)	$(0.24)	$(0.27)

Basic weighted average common shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES:
Net loss	$(1,055)	$(1,221)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	232	260
Stock-based compensation expense	4	6
Gain on sale of QS business	(97)	—
Investment income	(81)	(7)
Equity in earnings of affiliate companies	(42)	(163)
Changes in operating assets and liabilities:
Accounts receivable	(821)	(1,763)
Inventories	(208)	(269)
Other current assets	602	(143)
Accounts payable	1	953
Accrued payroll	(44)	(56)
Deferred revenue	(1,042)	(248)
Accrued expenses and other current liabilities	18	398
Other liabilities	(29)	239

Cash used for operating activities	(2,562)	(2,014)

INVESTING ACTIVITIES:
Proceeds related to sales of investments or marketable securities	131	183
Proceeds from notes and interest receivable	3,165	—
Distributions from long-term investments	—	385
Payments on notes payable	(70)	—
Purchases of property and equipment	(668)	(384)

Cash provided by investing activities	2,558	184

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	221	1,912

Cash provided by financing activities	221	1,912

Effects of exchange rate changes on cash	(15)	(13)

Net increase in cash	202	69
Cash at beginning of period	2,136	378

Cash at end of period	$2,338	$447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$41

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.

2.
The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2007 and 2006. The interim results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, as filed in our Annual Report on Form 10-KSB.

3.
Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, effective July 31, 2006, we completed the sale of the business and certain assets of our QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc., referred to collectively as “Netsmart”. In accordance with Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as discontinued operations for the three and six months ended June 30, 2007 and 2006.

The following condensed financial information is provided for the QS Discontinued Operations for the periods shown.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net sales	$—	$676	$—	$1,410
Operating Income	—	112	—	285
Net income before tax	—	110	—	283
Income tax	—	—	—	—

Net income from discontinued operations	$—	$110	$—	$283

4.
Contract Settlement – In February 2007, our CoreCard subsidiary reached a mutual agreement with one of its customers to terminate a Software License Agreement between them. The Settlement Agreement assigns no fault to either party and reflects a change in priorities and available funding at the customer. The customer paid $380,000 on the effective date of the Settlement Agreement, including a $100,000 termination fee, resulting in aggregate non-refundable payments to CoreCard of $1.1 million under the Software License Agreement (including amounts paid in 2006 and included in deferred revenue as of December 31, 2006). In the quarter ended March 31, 2007, the company recognized license revenue of $1.1 million related to this contract. In the quarter ended June 30, 2007, CoreCard proposed a termination to a foreign customer contract due to a change in the customer’s technical management team and software requirements which CoreCard deemed not to be in its best interest. The customer agreed to the termination, with no refund of payments. Accordingly, in the quarter ended June 30, 2007, CoreCard recognized $131,000 in revenue for services rendered and paid for prior to the termination.

5.
Comprehensive Income (Loss) – In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2007	2006	2007	2006
Net loss	$(922)	$(776)	$(1,055)	$(1,221)
Other comprehensive income (loss):
Foreign currency translation adjustment	5	(15)	(15)	(13)

Comprehensive loss	$(917)	$(791)	$(1,070)	$(1,234)

6.
Stock based Compensation – At June 30, 2007, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS 123R) which replaced APB No. 25 and SFAS 123. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

The estimated fair value of the options granted during prior years was calculated using the Black Scholes option pricing model with assumptions as previously disclosed in our Form 10-KSB.

As a result of the adoption of SFAS 123(R), we recorded $4,000 and $3,000 of stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively, and $4,000 and $6,000 of stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively, related to our stock option plans. Had we continued to account for these options under APB 25, we would have recorded no such expense in any period.

As of June 30, 2007, there is $21,000 of unrecognized compensation cost related to stock options. In the quarter ended June 30, 2007, an aggregate of 12,000 options were granted to independent directors at fair market value on the date of the annual shareholder’s meeting, as provided in the Directors Stock Option Plan. No options were exercised or forfeited during the three or six month periods ended June 30, 2007. The following table summarizes options as of June 30, 2007:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value
Outstanding at June 30, 2007	215,600	$2.47	5.5	$298,382
Vested and exercisable at June 30, 2007	203,600	$2.39	5.4	$298,382

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

7.
Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited)	2007	2006	2007	2006
VISaer Customer A	—	—	—	18%
VISaer Customer B	—	11%	—	—
ChemFree Customer C	21%	—	12%	—
ChemFree Customer D	12%	—	11%	—
CoreCard Customer E	—	—	14%	—

8.
Notes Receivable – As explained in Note 2 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, in connection with the sale of our QS Technologies business, we received a promissory note from the buyer in the amount of $1,435,000. The principal amount of the note was subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through January 31, 2007. In the quarter ended March 31, 2007, the buyer informed the company that it was not proposing any adjustment to the note. Accordingly, in the three months ended March 31, 2007, the company reversed the balance of its transaction related contingency accrual and recognized additional gain of $97,000 on the sale of the QS discontinued operations. Such amount is recorded in Gain on Sale of Discontinued Operations in the results for the six months ended June 30, 2007.

On August 31, 2006, as explained in Note 3 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, we received a promissory note from the buyer of our Horizon Software investment in the principal amount of $2,850,000. On January 4, 2007, the note and accrued interest were paid in full.

9.
Commitments and Contingencies – Please refer to Note 9 to our Consolidated Financial Statements included in our 2006 Form 10-KSB for a description of our commitments and contingencies. There has been no material change since December 31, 2006 in the commitments described in such note.

Legal Matters – As explained in Note 9 to our Consolidated Financial Statements included in our 2006 Form 10-KSB, our ChemFree subsidiary is involved in two legal matters. In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (collectively the “Defendant”) in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the Defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel Defendant to cease its infringing activities. The Defendant has asserted various defenses and a counterclaim. The court issued a ruling in July 2007 with respect to the parties’ Markman submissions, a preliminary procedure for defining certain patent-related terms, which ruling generally confirmed ChemFree’s definitions. The parties are in the discovery phase of the case and no trial date has been set. In a separate matter, an arbitrator issued a ruling in February 2007 in an arbitration proceeding involving ChemFree versus Zymo International, Inc. (“Zymo”). The arbitrator found in ChemFree’s favor on all substantive issues. Among other items, the arbitrator ruled that ChemFree was not in breach of the co-ownership agreement and that Zymo must pay an aggregate of $156,000 to ChemFree for its share of legal expenses and damages for lack of cooperation in patent matters covered by the co-ownership agreement. The arbitrator also ruled that, if Zymo participates in a certain J. Walter patent infringement action after June 30, 2007, it must pay an additional $27,500 to ChemFree. Since the ruling, Zymo paid to ChemFree $156,000, less $5,000 in expenses allocable to ChemFree for amounts previously paid by Zymo for co-owned patent matters. Zymo also received court approval to withdraw from the J. Walter infringement action described above.

ISC Guarantees – In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of June 30, 2007, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

10.
Industry Segments – Segment information is presented consistently with the basis described in the 2006 Form 10-KSB. The table following contains segment information for continuing operations for the three and six month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited, in thousands)	2007	2006	2007	2006
Information Technology
Revenue	$1,447	$1,425	$3,552	$4,577
Operating Loss	(842)	(810)	(890)	(1,073)
Industrial Products
Revenue	2,410	2,128	4,354	3,852
Operating income (loss)	21	78	180	(16)

Consolidated Segments
Revenue	3,857	3,553	7,906	8,429
Operating loss	(821)	(732)	(710)	(1,089)
Corporate expenses	(271)	(216)	(655)	(561)

Consolidated operating loss from continuing operations	$(1,092)	$(948)	$(1,365)	$(1,650)

Depreciation and amortization
Information Technology	$49	$66	$88	$134
Industrial Products	51	65	133	125

Consolidated segments	100	131	221	259
Corporate	5	(7)	11	(3)

Consolidated depreciation and amortization	$105	$124	$232	$256

Capital Expenditures
Information Technology	$255	$11	$481	$15
Industrial Products	146	140	181	338

Consolidated segments	401	151	662	353
Corporate	—	6	6	24

Consolidated capital expenditures	$401	$157	$668	$377

(in thousands)	June 30, 2007	December 31, 2006
Identifiable Assets
Information Technology	$4,058	$3,624
Industrial Products	4,224	3,849

Consolidated segments	8,282	7,473
Corporate	4,683	7,537

Consolidated assets	$12,965	$15,010

11.
New Accounting Pronouncements– On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 is applicable to all uncertain positions for taxes accounted for under FASB Statement 109, “Accounting for Income Taxes” and requires that a company record any change in net assets that results from the application of the interpretation as an adjustment to retained earnings. The interpretation is effective for fiscal years that start after December 15, 2006 and, accordingly we adopted FIN 48 effective January 1, 2007. See discussion in Note 12 below.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) to increase consistency and comparability in fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early adoption is encouraged. We have not yet determined the impact that the adoption of the standard will have on our financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which builds on other Statements related to fair value such as SFAS 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact that the adoption of the standard will have on our financial statements.

12.
Adoption of FIN 48 – Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As of June 30, 2007, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the three and six months ended June 30, 2007.

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
Revenue –Total revenue in the three month period ended June 30, 2007 was $3.9 million, a 9 percent increase compared to the second quarter of 2006. In the six month period ended June 30, 2007, total revenue was $7.9 million, a six percent decline compared to the same period in 2006 resulting primarily from realization of service revenues from a VISaer contract in the first quarter of 2006, as discussed below. The mix of product and service revenue was consistent in the three month periods ended June 30, 2007 and 2006 (approximately two thirds from product sales and one third from services). However, the revenue mix was different in the comparable six month periods, with approximately 72 percent of revenue from product sales in year-to-date 2007 compared to 50 percent from product sales in year-to-date 2006. Changes in revenue mix generally reflect swings in software revenue due to the timing of completion of a relatively small number of significant contracts.

•
Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2.6 million in the three month period ended June 30, 2007, a 10 percent increase compared to $2.3 million in the three months ended June 30, 2006. In the six month period ended June 30, 2007, product revenue increased 35 percent to $5.7 million, compared to $4.2 million in the year-to-date period in 2006. Product revenue associated with the Industrial Products segment grew by 13 percent in both the three and six month periods ended June 30, 2007, compared to the respective periods in 2006. Industrial products sales represented 94 percent and 77 percent of product revenue in the three and six month periods ended June 30, 2007. By comparison, Industrial Product sales represented 91 percent and 92 percent of product revenue in the three and six month periods ended June 30, 2006. The increase in product revenue in the three and six months ended June 30, 2007 is attributed mainly to a higher volume of ChemFree SmartWasher products sold to domestic corporate customers in the second quarter, as well as an increase in international sales in the first quarter of the year. Product revenue associated with the Information Technology segment increased by $965,000 in the six months ended June 30, 2007 compared to the same period last year, reflecting primarily a large software license contract recognized by our CoreCard Software subsidiary in the first quarter of 2007.

•
Service revenue increased by 6 percent in the three month period ended June 30, 2007 but declined by 47 percent in the first half of 2007 compared to the same period last year. The decline in year-to-date service revenue is attributed mainly to a single multi-year contract at the VISaer subsidiary that was completed and recognized in the first quarter of 2006, contributing $1.8 million in service revenue. There was no such comparable single contract in the first six months of 2007.

Cost of Revenue –Total cost of revenue was 59 percent of total revenue in the three month period ended June 30, 2007 compared to 50 percent of total revenue in the same period in 2006. Total cost of revenue was 50 percent of total revenue in both six month periods ended June 30, 2007 and 2006.
•
Cost of product revenue was 58 percent of product revenue in the second quarter of 2007 compared to 52 percent of product revenue in the same period in 2006. The principal reason for the increase in product cost as a percent of product revenue is due to the fact that ChemFree sold a higher volume of parts washers at an average lower price in the second quarter of 2007 during the rollout of a new program with a large domestic corporate customer, as well as an increase in the cost of plastic components. ChemFree expects that margins will improve as the installed base of machines generates higher margin sales of consumable fluid and filters in future periods. Demand for ChemFree products exceeded supply during the latter part of the second quarter of 2007, in part due to a change in suppliers for plastic components and the downtime associated with re-tooling and qualifying new suppliers. ChemFree does not expect that the interruption of these components will be repeated but if it is revenue could be negatively impacted in the short-term. In the six month period ended June 30, 2007, cost of product sales was 45 percent of product revenue compared to 53 percent in the same period last year. The change is due to the net effect of the second quarter 2007 decline in ChemFree product margins offset by that the fact that software license revenue, which has a very low cost of revenue compared to the cost associated with industrial products, represented 23 percent of product revenue in the six months ended June 30, 2007 but only eight percent of product revenue in the six month period in 2006.

•
Cost of service revenue (which relates to the software subsidiaries only) was 61 percent and 44 percent of service revenue in the three months ended June 30, 2007 and 2006, respectively. Cost of service revenue was 60 percent and 46 percent of service revenue in the six-month periods ended June 30, 2007 and 2006, respectively. The change between periods reflects primarily the fact that the number of hours and the average standard cost allocated to CoreCard’s customer support and professional services activities were higher than in the same periods in 2006. In addition, VISaer had a single multi-year contract that contributed $1.8 million in service revenue in year-to-date 2006 which had a proportionately lower cost of service revenue than is typical for their professional services contracts and maintenance revenue.

Operating Expenses – In the three and six month periods ended June 30, 2007, total consolidated operating expenses were three and nine percent lower than in the corresponding periods in 2006. Consolidated marketing expenses were 15 percent ($78,000) higher in the second quarter of 2007 as compared to last year and essentially the same in the six month periods ended June 30, 2007 and 2006. The increase in the second quarter of 2007 reflects mainly higher sales commission expense at ChemFree related to increased sales revenue. Consolidated general and administrative expenses increased by six percent ($55,000) in the three month period ended June 30, 2007 as compared to the corresponding period in 2006 but declined by four percent ($68,000) in the six month period ended June 30, 2007 compared to the respective period in 2006. Most of the second quarter increase reflects primarily higher audit and compliance related fees at the corporate office. The decline in six month year-to-date consolidated G&A expense resulted primarily from lower legal expenses at the ChemFree subsidiary, which were offset in part by higher audit and compliance costs at the corporate office. Consolidated research and development expenses were lower by 15 percent ($204,000) and 16 percent ($461,000) in the three and six month periods in 2007 compared to the same periods in 2006. The decrease is due principally to reduced employee headcount allocated to R&D at VISaer’s domestic operation and fewer consultants used, offset in part by a greater number of technical employees at our subsidiary in India. In addition, a larger component of research and development expenses was allocated to cost of revenue or classified as cost of in-process, deferred revenue contracts in 2007.
Interest Income (Expense) – In the three and six months ended June 30, 2007, we recorded $34,000 and $97,000, respectively, in net interest income, reflecting interest earned on the note receivable from the buyer of our QS business (as explained in Note 3 to the consolidated financial statements) and interest earned on cash deposits. In the three and six month periods ended June 30, 2006, we recorded $33,000 and $61,000, respectively, in net interest expense which reflects utilization of our line of credit during the first half of 2006.
Investment Income – We recorded investment income of $92,000 and $82,000, respectively, in the three and six month periods ended June 30, 2007. The income reflects primarily additional cash distributions related to prior-period sales of our investments in Horizon Software and Aderis Pharmaceuticals, offset in part by a loss in the first quarter of 2007 on the sale of a marketable security.
Equity Earnings of Affiliate Companies – On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $41,000 and $42,000 in net equity income of affiliate companies in the three and six month periods ended June 30, 2007 compared to $91,000 and $163,000 in net equity income of affiliate companies in the same periods in 2006. The change between periods reflects primarily the fact that we sold our interest in our Horizon Software affiliate in 2006.
Other Income (Expense), Net – We recorded other expense of $7,000 in the six months ended June 30, 2007 compared to other income of $38,000 in the six months ended June 30, 2006. The amounts in each period reflect principally currency exchange gains (losses).
Income Taxes – We did not accrue for any income tax liability year-to-date in 2007 and we believe our deferred tax assets should be fully reserved given their character and our historical losses.
Discontinued Operations
Net income from Discontinued Operations – The amounts recorded in 2006 reflect the results of operations of our QS Technologies subsidiary which has been classified as a discontinued operation as a result of the sale of the QS business, as disclosed in more detail in Note 3 to the consolidated financial statements.
Gain on Sale of Discontinued Operations – In the first quarter of 2007, we recorded additional gain of $97,000 on the sale of the QS business as a result of the QS buyer confirming that no post-closing adjustments would be asserted. Accordingly, we reversed the balance of our transaction related contingency accrual and recognized additional gain of $97,000 on the sale.
Liquidity and Capital Resources
Our cash balance at June 30, 2007 was $2.3 million compared to a cash balance of $2.1 million at December 31, 2006. During the six months ended June 30, 2007, our principal sources of cash were $3.1 million from payment of principal and interest on notes receivable, consisting of payment in full of the note from the sale of our Horizon Software investment in 2006 and scheduled monthly payments from the buyer of our QS Technologies subsidiary. We also borrowed $221,000 on our line of credit which amount was repaid in early July 2007. In the six month period ended June 30, 2007, we used approximately $2.1 million in the aggregate to support our software subsidiaries U.S. and international operations, the majority of which was for CoreCard related operations. We used approximately $385,000 to acquire an office facility for our software subsidiary in India and $92,000 for the initial payment on a new accounting system for the ChemFree subsidiary. The increase in accounts receivable of $822,000 is mainly related to the increased sales generated by our ChemFree subsidiary in the second quarter of 2007, as is the increase of $208,000 in inventory levels to support the higher sales levels.

In recent years, most of our cash has been generated on an irregular basis from sales of assets or from borrowings under our line of credit. We have used a significant amount of the cash received from such sales to support the operations of our CoreCard and VISaer subsidiaries. Their funding requirements were greater than anticipated in the first half of 2007 due to some slippage in anticipated contract payments, which are now expected to occur in the second half of the year. We believe our estimates on the timing of milestone payments on contracts should be more reliable because the scope of the contracts is more certain and contracts are closer to completion. Based on current projections, we presently believe that scheduled customer payments on existing and pending software contracts will be sufficient to fund substantially all of VISaer’s and a significant portion of CoreCard’s domestic operations in the second half of 2007, although monthly cash flows are expected to be irregular. A significant amount of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts.
We currently project that we will have sufficient liquidity from cash on hand, monthly payments on notes receivable and milestone payments on software contracts to meet our operating needs in the foreseeable future. We have a $2.0 million line of credit which will be used as necessary to support any short-term cash needs, although we do not presently expect significant borrowings in the foreseeable future. We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for any required draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall. In addition, ChemFree entered into a three year term loan with our bank for up to $300,000 to finance the purchase of its new accounting system. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during the second half of 2007. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned.
Beyond 2007, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. We also anticipate cash payments in 2008 of over $900,000 related to earn-out payments on the sale of our former QS business (Note 3). Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for 2006. During the six months ended June 30, 2007, other than the implementation of FIN 48 as noted in Note 12 to the consolidated financial statements contained herein, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2006.

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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•
Delays in securing certain component plastic parts for the ChemFree parts washers due to a recent change in suppliers and the potential need to acquire additional molds from which certain parts are produced, which could result in a higher backlog, lower revenue and higher costs in the near-term.

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
We have certain legal matters and contingent liabilities described in detail in Note 9 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
A description of our material pending legal proceedings is included in Note 9 to the accompanying consolidated financial statements, which is incorporated herein by reference thereto. Other than as set forth above or as previously reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on March 23, 2007, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of June 30, 2007, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on May 24, 2007, the shareholders reelected John B. Peatman to serve as director until the Annual Meeting of Shareholders in 2010. Mr. Peatman was elected by a vote of 4,185,198 For and 39,977 Withheld. Other directors whose terms continue after the Annual Meeting of Shareholders are Parker H. Petit, James V. Napier and J. Leland Strange.
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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: August 14, 2007	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 14, 2007	By:	/s/ Bonnie L. Herron
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