Form 10QSB
period 2007-09-30
INTELLIGENT SYSTEMS CORP
filed 2007-11-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of October 31, 2007, 4,478,971 shares of Common Stock of the Issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash	$2,563	$2,136
Accounts receivable, net	2,742	2,006
Notes and interest receivable, current portion	531	3,445
Inventories	1,098	904
Other current assets	780	1,072

Total current assets	7,714	9,563

Long-term investments	1,222	1,174
Notes and interest receivable, net of current portion	476	841
Property and equipment, at cost less accumulated depreciation	1,691	1,009
Goodwill, net	2,047	2,047
Other intangibles, net	325	359
Other assets, net	17	17

Total assets	$13,492	$15,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$156	$—
Accounts payable	2,275	1,558
Deferred revenue	2,618	3,094
Accrued payroll	965	974
Accrued expenses and other current liabilities	1,369	1,088

Total current liabilities	7,383	6,714

Long-term liabilities	213	356

Commitments and contingencies (Note 9)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at September 30, 2007 and December 31, 2006	45	45
Additional paid-in capital	18,433	18,425
Accumulated other comprehensive loss	(142)	(127)
Accumulated deficit	(13,956)	(11,919)

Total stockholders’ equity	4,380	6,424

Total liabilities and stockholders’ equity	$13,492	$15,010

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

		Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
		2007	2006	2007	2006
Revenue
Products		$4,667	$2,464	$10,325	$6,656
Services		1,127	996	3,375	5,233

Total revenue		5,794	3,460	13,700	11,889

Cost of revenue
Products		2,676	1,170	5,241	3,397
Services		641	435	1,995	2,401

Total cost of revenue		3,317	1,605	7,236	5,798

Expenses
Marketing		1,057	545	2,083	1,577
General & administrative		1,113	868	3,011	2,833
Research & development		1,275	1,390	3,704	4,279

Loss from operations		(968)	(948)	(2,333)	(2,598)

Other income (expense)
Interest income (expense), net		33	(7)	130	(68)
Investment income, net		—	2,638	81	2,645
Equity in income of affiliate companies		6	188	48	351
Other income (expense), net		(31)	(45)	(38)	(8)

Income (loss) from continuing operations before income taxes		(960)	1,826	(2,112)	322

Income taxes		22	—	22	—

Income (loss) from continuing operations		(982)	1,826	(2,134)	322

Income from discontinued operations, no tax effect		—	317	—	600
Gain on sale of discontinued operations, no tax effect		—	4,873	97	4,873

Net income (loss)		$(982)	$7,016	$(2,037)	$5,795

Income (loss) per share from continuing operations:	Basic	$(0.22)	$0.41	$(0.47)	$0.07
	Diluted	$(0.22)	$0.40	$(0.47)	$0.07
Income per share from discontinued operations:	Basic	$—	$1.16	$0.02	$1.22
	Diluted	$—	$1.12	$0.02	$1.18

Income (loss) per share:	Basic	$(0.22)	$1.57	$(0.45)	$1.29
	Diluted	$(0.22)	$1.52	$(0.45)	$1.25

Basic weighted average common shares outstanding		4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average common shares outstanding		4,478,971	4,615,619	4,478,971	4,620,552

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended Sept. 30,
CASH PROVIDED BY (USED FOR):	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$(2,037)	$5,795
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	346	396
Stock-based compensation expense	8	9
Gain on sale of QS business	(97)	(4,873)
Investment income	(81)	(2,645)
Equity in earnings of affiliate companies	(48)	(351)
Changes in operating assets and liabilities:
Accounts receivable	(736)	(586)
Accrued interest receivable	93	(23)
Inventories	(194)	(68)
Other current assets	303	(133)
Accounts payable	718	445
Accrued payroll	(8)	(145)
Deferred revenue	(476)	(268)
Accrued expenses and other current liabilities	321	146
Other liabilities	(38)	246

Cash used for operating activities	(1,926)	(2,055)

INVESTING ACTIVITIES:
Proceeds related to sales of investments or marketable securities	39	3,033
Proceeds from sale of QS Business	—	1,900
Proceeds from notes and interest receivable	3,278	35
Distributions from long-term investments	—	385
Payments on notes payable	(105)	(66)
Purchases of property and equipment	(989)	(498)

Cash provided by investing activities	2,223	4,797

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	156	2,220
Repayment under short-term borrowing arrangements	—	(2,320)
Proceeds from exercise of stock options in subsidiary	—	3

Cash provided by (used for) financing activities	156	(97)

Effects of exchange rate changes on cash	(26)	(29)

Net increase in cash	427	2,616
Cash at beginning of period	2,136	378

Cash at end of period	$2,563	$2,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$8	$—

Cash paid during the period for interest	$3	$74

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.

2.
The unaudited Consolidated Financial Statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2007 and 2006. The interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. While we believe that the disclosures presented herein are adequate to make the information not misleading, these statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2006, as filed in our Annual Report on Form 10-KSB.

3.
Discontinued Operations — As explained in more detail in Note 2 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, effective July 31, 2006, we completed the sale of the business and certain assets of our QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc., referred to collectively as “Netsmart”. In accordance with Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as discontinued operations for the three and nine months ended September 30, 2007 and 2006.

The following condensed financial information is provided for the QS Discontinued Operations for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Net sales	$—	$524	$—	$1,934
Operating income	—	317	—	602
Net income before tax	—	317	—	600
Income tax	—	—	—	—

Net income from discontinued operations	$—	$317	$—	$600

Terms of the sale of the QS Discontinued Operations included certain contingency payments based on post-transaction performance criteria. As of September 30, 2007, the company estimates additional payments in 2008 of $1.0 million to $1.4 million, subject to a final reconciliation by NetSmart.

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

5.
Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2007	2006	2007	2006
Net income (loss)	$(982)	$7,016	$(2,037)	$5,795
Other comprehensive loss:
Foreign currency translation adjustment	(12)	(16)	(142)	(29)

Comprehensive income (loss)	$(994)	$7,000	$(2,179)	$5,766

6.
Stock-based Compensation — At September 30, 2007, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS 123R) which replaced APB No. 25 and SFAS 123. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

The estimated fair value of the options granted during prior years was calculated using the Black Scholes option pricing model with assumptions as previously disclosed in our Form 10-KSB.

As a result of the adoption of SFAS 123(R), we recorded $4,000 and $3,000 of stock-based compensation expense for the three months ended September 30, 2007 and 2006, respectively, and $8,000 and $9,000 of stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively, related to our stock option plans. Had we continued to account for these options under APB 25, we would have recorded no such expense in any period.

As of September 30, 2007, there is $17,000 of unrecognized compensation cost related to stock options. In the quarter ended June 30, 2007, an aggregate of 12,000 options were granted to independent directors at fair market value on the date of the annual shareholder’s meeting, as provided in the Directors Stock Option Plan. No options were exercised or forfeited during the three or nine month periods ended September 30, 2007. The following table summarizes options as of September 30, 2007:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value
Outstanding at Sept. 30, 2007	215,666	$2.47	5.3	$245,882
Vested and exercisable at Sept. 30, 2007	203,666	$2.39	5.2	$245,882
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

7.
Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2007	2006	2007	2006
ChemFree Customer A	53%	—	30%	—
ChemFree Customer B	—	12%	—	11%
ChemFree Customer C	—	14%	—	—
VISaer Customer D	—	—	—	15%
8.
Notes Receivable — As explained in Note 2 to the Consolidated Financial Statements included in our 2006 Form 10-KSB, in connection with the sale of our QS Technologies business, we received a promissory note from the buyer in the amount of $1,435,000. The principal amount of the note was subject to adjustment based on revenue and earnings of the QS business for the period from August 1, 2006 through January 31, 2007. In the quarter ended March 31, 2007, the buyer informed the company that it was not proposing any adjustment to the note. Accordingly, in the three months ended March 31, 2007, the company reversed the balance of its transaction related contingency accrual and recognized additional gain of $97,000 on the sale of the QS discontinued operations. Such amount is recorded in Gain on Sale of Discontinued Operations in the results for the nine months ended September 30, 2007.

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

Legal Matters — As explained in Note 9 to our Consolidated Financial Statements included in our 2006 Form 10-KSB, our ChemFree subsidiary was involved in two legal matters, one of which has been completed as explained in the description of the Zymo matter below. In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (collectively the “Defendant”) in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the Defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel Defendant to cease its infringing activities. The Defendant has asserted various defenses and a counterclaim. The court issued a ruling in July 2007 with respect to the parties’ Markman submissions, a preliminary procedure for defining certain patent-related terms, which ruling generally confirmed ChemFree’s definitions. The parties are in the discovery phase of the case and no trial date has been set. In a separate matter, an arbitrator issued a ruling in February 2007 in an arbitration proceeding involving ChemFree versus Zymo International, Inc. (“Zymo”). The arbitrator found in ChemFree’s favor on all substantive issues. Among other items, the arbitrator ruled that ChemFree was not in breach of the co-ownership agreement and that Zymo must pay an aggregate of $156,000 to ChemFree for its share of legal expenses and damages for lack of cooperation in patent matters covered by the co-ownership agreement. The arbitrator also ruled that, if Zymo participates in a certain J. Walter patent infringement action after June 30, 2007, it must pay an additional $27,500 to ChemFree. Since the ruling, Zymo paid to ChemFree $156,000, less $5,000 in expenses allocable to ChemFree for amounts previously paid by Zymo for co-owned patent matters. Zymo also received court approval to withdraw from the J. Walter infringement action described above.

ISC Guarantees — In conjunction with a Software License Agreement entered into on June 12, 2003 between our majority owned subsidiary, CoreCard Software, Inc. and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee phases out upon the achievement of certain operational milestones by CoreCard or after five years, whichever occurs sooner. As of September 30, 2007, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

10.
Industry Segments — Segment information is presented consistently with the basis described in the 2006 Form 10-KSB. The table following contains segment information for continuing operations for the three and nine month periods ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2007	2006	2007	2006
Information Technology
Revenue	$1,154	$1,218	$4,706	$5,794
Operating Loss	(1,082)	(865)	(1,971)	(1,938)
Industrial Products
Revenue	4,640	2,242	8,995	6,095
Operating income	312	161	491	145

Consolidated Segments
Revenue	5,794	3,460	13,700	11,889
Operating loss	(770)	(704)	(1,480)	(1,793)
Corporate expenses	(198)	(244)	(853)	(805)

Consolidated operating loss from
continuing operations	$(968)	$(948)	$(2,333)	$(2,598)

Depreciation and Amortization
Information Technology	$78	$65	$190	$199
Industrial Products	30	64	140	189

Consolidated segments	108	129	330	388
Corporate	5	6	16	16

Consolidated depreciation and amortization	$113	$135	$346	$404

Capital Expenditures
Information Technology	$62	$47	$543	$81
Industrial Products	254	47	436	385

Consolidated segments	316	94	979	466
Corporate	4	13	10	32

Consolidated capital expenditures	$320	$107	$989	$498

(in thousands)	September 30, 2007	December 31, 2006
Identifiable Assets
Information Technology	$4,318	$3,624
Industrial Products	5,638	3,849

Consolidated segments	9,956	7,473
Corporate	3,536	7,537

Consolidated assets	$13,492	$15,010

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

12.
Adoption of FIN 48 — Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As of September 30, 2007, we do not have any material unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the three and nine months ended September 30, 2007.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. Our VISaer subsidiary files a separate U.S. federal income tax return. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operation
In addition to historical information, this Form 10-QSB may contain forward-looking statements relating to ISC. All statements, trend analysis and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements included those factors described below under “Factors That May Affect Future Operations”. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis or Plan of Operation, in the Form 10-KSB for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services and Industrial Products. Included in the Information Technology sector are VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing accounts receivables, prepaid, credit and debit cards). The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers).
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our three subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Economic and marketplace trends may impact our subsidiaries differently or not at all depending upon their particular marketplaces.

•
Our software subsidiaries, CoreCard Software and VISaer, have been involved in major new product development initiatives for the past six years and have limited experience delivering and installing their new products at customer sites, making it difficult to predict with certainty when they will complete the requirements to recognize license revenue on individual software contracts.

•
Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, license revenue at a subsidiary in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a subsidiary’s delivery under a software contract (which may be out of its control) could have a significant and unpredictable impact on consolidated revenue that is recognized in a given quarterly or annual period.

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time until our software companies have larger installed bases of customers and recurring services revenue to cover relatively fixed operating expenses. Our operating expenses consist of the aggregate of our subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary usually generates an operating profit but our early stage subsidiaries, VISaer and CoreCard, are not consistently profitable, mainly due to significant research and development expense that is invested to complete their new product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, our subsidiaries may report operating profits on an irregular basis as they build their customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating results vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
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
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report. As explained in Note 3, the QS operations have been accounted for as Discontinued Operations and are not included in the following discussion of continuing operations for any period presented.

Revenue —Total revenue in the three month period ended September 30, 2007 was $5.8 million, a 67% increase compared to the third quarter of 2006. In the nine month period ended September 30, 2007, total revenue was $13.7 million, a 15% increase compared to the same period in 2006. The increase in revenue in both the three and nine month periods in 2007 is primarily related to a greater volume of domestic sales of ChemFree’s SmartWasher® products. The mix of product and service revenue varied considerably in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. For the three months ended September 30, 2007, product revenue was 81% of total revenue compared to 71% of total revenue in the same period last year. For the nine months ended September 30, 2007, product sales accounted for 75% of total revenue compared to 56% of total revenue in the same period in 2006. Changes in revenue mix generally reflect a significant increase in ChemFree product sales in both the three and nine month periods of 2007 compared to 2006.
•
Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $4.7 million in the three month period ended September 30, 2007, an 89% increase compared to $2.5 million in the three months ended September 30, 2006. In the nine month period ended September 30, 2007, product revenue increased 55% to $10.3 million, compared to $6.7 million in the year-to-date period in 2006. Product revenue associated with the Industrial Products segment grew by 107% and 48% in the three and nine month periods ended September 30, 2007, compared to the respective periods in 2006. The period-to-period growth in product revenue in 2007 is attributed mainly to a higher volume of ChemFree SmartWasher® products sold to domestic corporate customers in the second and third quarter of 2007, as well as an increase in international sales in the first quarter of this year. The higher volume of Smartwasher® sales in the second and third quarters of 2007 is due to the successful rollout of a national sales program by a new end-user customer. It is not likely that the customer will maintain the same level of machine purchases once the initial rollout is complete, although recurring revenue from consumable supplies for the machines is expected to increase over time. Product revenue associated with the Information Technology segment increased by $770,000 in the nine months ended September 30, 2007 compared to the same period last year, reflecting primarily a single software license contract recognized by our CoreCard Software subsidiary in the first quarter of 2007.

•
Service revenue increased by 13% in the three month period ended September 30, 2007 but declined by 36% in the first nine months of 2007 compared to the same periods last year. The increase in third quarter revenue is attributed to greater professional services revenue at the VISaer subsidiary, while the decline in year-to-date service revenue is attributed mainly to the fact that in 2006, VISaer recognized $1.8 million in service revenue upon completion of a single multi-year contract. There was no such comparable contract in the first nine months of 2007.

Cost of Revenue —Total cost of revenue was 57% of total revenue in the three month period ended September 30, 2007 compared to 46% of total revenue in the same period in 2006. Total cost of revenue was 53% of total revenue in the nine month period ended September 30, 2007 compared to 49% in the year-to-date period in 2006.
•
Cost of product revenue was 57% of product revenue in the third quarter of 2007 compared to 47% of product revenue in the same period in 2006. The principal reason for the increase in product cost as a percent of product revenue is mainly due to a change in product mix between periods. In 2007, ChemFree sold a higher volume of parts washer machines during the rollout of a new program with a large domestic corporate customer and also experienced an increase in the cost of certain plastic components. ChemFree expects that margins will improve in future periods with an increase in sales of higher margin consumable supplies to an expanded base of installed machines. Cost of product sales was 51% of product revenue in the nine month periods ended September 30, 2007 and 2006. Although the overall cost of product sales percentages were the same in both periods, there was a year-to-date 2007 decline in ChemFree product margins (for the reasons explained above) that was offset by a higher margin contribution from software license revenue at our CoreCard Software subsidiary in the same period.

•
Cost of service revenue (which relates to the software subsidiaries only) was 57% and 44% of service revenue in the three months ended September 30, 2007 and 2006, respectively. Cost of service revenue was 59% and 46% of service revenue in the nine-month periods ended September 30, 2007 and 2006, respectively. The decline in gross margin percentage between periods reflects primarily the fact that the number of hours and the average standard cost allocated to CoreCard’s customer support and professional services activities were higher in 2007 than in the same periods in 2006.

Operating Expenses — In the three months ended September 30, 2007, total consolidated operating expenses were 23% higher than in the third quarter of 2006 on a 67% increase in revenue. Year-to-date consolidated operating expenses were 1% higher in 2007 than in the same period in 2006, on a 15% higher revenue level. Consolidated marketing expenses were 94% ($511,000) higher in the third quarter of 2007 as compared to the third quarter last year and 32% ($507,000) higher in the nine month period ended September 30, 2007 compared to the year-to-date period in 2006. The significant increase in marketing expenses reflects mainly higher sales commission expense at ChemFree related to the increased sales revenue.

Consolidated general and administrative expenses increased by 28% ($245,000) in the three month period ended September 30, 2007 as compared to the corresponding period in 2006 and increased by 6% ($178,000) in the nine month period ended September 30, 2007 compared to the respective period in 2006. The period-to-period increases reflect primarily higher legal fees at the ChemFree subsidiary. Consolidated research and development expenses were lower by 8% ($115,000) and 13% ($576,000) in the three and nine month periods, respectively, in 2007 compared to the same periods in 2006. The decrease is due principally to reduced employee headcount allocated to R&D at VISaer’s domestic operation, offset in part by a greater number of technical employees at our subsidiary in India. In addition, in 2007 a larger component of research and development expenses was allocated to cost of service revenue at CoreCard or was classified on the balance sheet as cost of in-process, deferred revenue contracts. Such deferred costs will be recognized when the corresponding deferred revenue is recognized.
Interest Income (Expense), Net — In the three and nine months ended September 30, 2007, we recorded $33,000 and $130,000, respectively, in net interest income, reflecting mainly interest earned on the note receivable from the buyer of our QS business (as explained in Note 3 to the Consolidated Financial Statements) and interest earned on cash deposits. In the three and nine month periods ended September 30, 2006, we recorded $7,000 and $68,000, respectively, in net interest expense which reflects utilization of our line of credit during the first half of 2006.
Investment Income, Net — We recorded investment income of $81,000, in the nine month period ended September 30, 2007. The income reflects primarily additional cash distributions related to prior period sales of our investments in Horizon Software and Aderis Pharmaceuticals, offset in part by a loss in the first quarter of 2007 on the sale of a marketable security. In the three and nine month periods ended September 30, 2006, we recorded investment income of $2.6 million related to the sale of our investment in Horizon Software on August 31, 2006, as explained in more detail in Note 3 to the Consolidated Financial Statements in our Form 10-KSB for 2006.
Equity Earnings of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $6,000 and $48,000 in net equity income of affiliate companies in the three and nine month periods ended September 30, 2007 compared to $188,000 and $351,000 in net equity income of affiliate companies in the same periods in 2006. The change between periods reflects the fact that we sold our interest in our Horizon Software affiliate in 2006.
Other Income (Expense), Net — We recorded other expense of $31,000 and $38,000 in the three and nine month periods ended September 30, 2007 compared to other expense of $45,000 and $8,000 in the three and nine months ended September 30, 2006. The amounts in 2007 reflect principally a write-down of the unamortized value of certain leased equipment at ChemFree. The losses recorded in 2006 reflect principally currency exchange losses related to VISaer.
Income Taxes — We did not accrue for any income tax liability year-to-date in 2007 as we have estimated no taxable income and we believe our deferred tax assets should be fully reserved given their character and our historical losses.
Discontinued Operations
Net Income from Discontinued Operations — The amounts recorded in 2006 reflect the results of operations of our QS Technologies subsidiary which has been classified as a discontinued operation as a result of the sale of the QS business, as disclosed in more detail in Note 3 to the Consolidated Financial Statements.
Gain on Sale of Discontinued Operations — In the first quarter of 2007, we recorded an additional gain of $97,000 on the sale of the QS business as a result of the QS buyer confirming that no post-closing adjustments would be asserted. Accordingly, we reversed the balance of our transaction related contingency accrual and recognized additional gain of $97,000 on the sale.
Liquidity and Capital Resources
Our cash balance at September 30, 2007 was $2.6 million compared to a cash balance of $2.1 million at December 31, 2006. During the nine months ended September 30, 2007, our principal sources of cash were $3.3 million from payment of principal and interest on notes receivable, consisting of payment in full of the note from the sale of our Horizon Software investment in 2006 and scheduled monthly payments from the buyer of our QS Technologies subsidiary. In the nine month period ended September 30, 2007, we used approximately $2.9 million in the aggregate to support our software subsidiaries’ U.S. and international operations, the majority of which is related to our CoreCard subsidiary. During the nine month period ended September 30, 2007 we also used approximately $385,000 to acquire an office facility for our software subsidiary in India and $156,000 for partial payment on a new accounting system for the ChemFree subsidiary. The increase in accounts receivable of $736,000 (37%) compared to December 31, 2006 is mainly related to the increased sales generated by our ChemFree subsidiary in the third quarter of 2007, as is the increase of $194,000 (22%) in inventory levels to support the higher sales levels. Accounts payable increased by $718,000 compared to December 31, 2006, principally reflecting increased purchases of raw materials in support of the SmartWasher® sales growth at ChemFree as well as higher billings for legal expenses in September.

In recent years, most of our cash has been generated on an irregular basis from sales of assets or from borrowings under our line of credit. We have used a significant amount of the cash received from such sales to support the operations of our CoreCard and VISaer subsidiaries. Their funding requirements were greater than anticipated in the first nine months of 2007 due to slippage in anticipated contract payments during that period. Looking ahead, we believe our estimates on the timing of milestone payments on contracts should be more reliable because the scope of the contracts is more certain and contracts are closer to completion. However, there could be further unanticipated delays for a number of reasons in completing the deliverables or customer acceptance under these contracts which could make our current estimates unreliable. A significant amount of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts, but which are relatively fixed in the near-term.
We currently project that we will have sufficient liquidity from cash on hand, monthly payments on notes receivable, milestone payments on software contracts, or borrowing under our line of credit to meet our operating needs in the foreseeable future. We have a $2.0 million line of credit (with no current borrowings) which will be used as necessary to support any short-term cash needs. We presently project that we will have sufficient accounts receivable and inventory balances to provide the required borrowing base for any required draws under our bank line of credit. The bank line of credit expires December 1, 2007 and we expect it will be renewed on similar terms. However, if the bank does not renew the line and we cannot find alternate bank financing, or if our cash projections prove unreliable, we could experience a cash shortfall. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during the next six to twelve months. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned. We anticipate a cash payment in the first quarter of 2008 of between $1.0 million and $1.4 million related to an earn-out payment on the sale of our former QS Business (refer to Note 3).
In the second quarter of 2007, our ChemFree subsidiary entered into a three year term loan with a bank, guaranteed by Intelligent Systems, for up to $300,000 in principal amount to finance the purchase of a new accounting system. As of September 30, 2007, the amount drawn down was $156,000.
Beyond the next nine to twelve months, we currently expect that liquidity will improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for 2006. During the nine months ended September 30, 2007, other than the implementation of FIN 48 as noted in Note 12 to the Consolidated Financial Statements contained herein, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2006.

Factors That May Affect Future Operations
Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because our software subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, in the Information Technology sector, revenue tends to be associated with fewer and larger sales than in the Industrial Products segment. Thus any trend or delay that affects even one of our subsidiaries could have a significant negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects which could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•
Failure of our CoreCard subsidiary to improve its ability to deliver software products which meet the business and technology requirements of specific target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

•
In the Industrial Products market, failure by ChemFree to protect its intellectual property assets, which could increase competition in the marketplace and result in greater price pressure and lower margins, thus impacting sales, profits and projected cash flow.

•	Increased operating expenses and diversion of resources related to compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Software errors or poor quality control which may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•
Water shortages in Georgia, ChemFree’s operations base, which could impact availability or price of water that is used in the manufacture of one of its products, OzzyJuice fluid, resulting in reduced revenue and gross margins.

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

•
An insufficient number of potential CoreCard customers decide to purchase and run an in-house software system and instead choose to outsource their account transaction processing which could result in lower revenue and greater cash requirements or an unsuccessful business model

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

•	Negative trends affecting the commercial aviation industry worldwide which could impact VISaer’s prospective customer purchases, thus increasing its losses and need for cash.

•	Other general economic and political conditions that cause customers to delay or cancel software purchases.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
A description of our material pending legal proceedings is included in Note 9 to the accompanying Consolidated Financial Statements, which is incorporated herein by reference thereto. Other than as set forth above or as previously reported in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on March 23, 2007, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of September 30, 2007, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position.
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 14, 2007	By:	/s/ J. Leland Strange

J. Leland Strange Chief Executive Officer, President

Date: November 14, 2007	By:	/s/ Bonnie L. Herron

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