Form 10KSB
period 2007-12-31
INTELLIGENT SYSTEMS CORP
filed 2008-03-31
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Securities registered pursuant to Section 12(g) of the Act: None
Check whether the issuer in not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenue for its most recent fiscal year.	$19,005,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of February 29, 2008, 4,478,971 shares of Common Stock of the registrant were outstanding. The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 29, 2008 was $8,106,000 (computed using the closing price of the Common Stock on February 29, 2008 as reported by the American Stock Exchange).
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I
Forward-Looking Statements
In addition to historical information, this Form 10-KSB may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis in Item 6 of this Form 10-KSB. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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
Since the early 1980’s, we have conducted our operations principally through wholly and majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Depending upon the needs of each company, we may undertake a variety of roles including day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative roles, and similar functions. Currently, our subsidiary and affiliate companies are primarily in the information technology industry (principally software for business applications) although our largest subsidiary company is in the industrial products industry. A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, one element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. From time to time, we see promising companies or technologies that may be candidates for acquisition or that we believe are in line with our corporate or subsidiaries’ strategic direction, thus warranting an investment of our time and money in order to build future shareholder value. In addition, from time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time, our results of operations vary considerably from quarter-to-quarter and year-to-year, and our past performance is not necessarily indicative of future results.
Financial Reporting
We consolidate the results of operations of companies in which we own a majority interest or over which we exert control. We generally account for investments by the equity method for minority owned companies (i) in which we own 20 to 50 percent and over which we do not exert control or (ii) that are organized as partnerships or limited liability companies. In general, under the equity method, we report our pro rata share of the income or loss generated by each of these businesses as equity income/losses of affiliates on a quarterly basis. These equity losses and income decrease or increase, respectively, the cost basis of our investment. Privately owned corporations in which we own less than 20 percent of the equity are carried at the lower of cost or market.
Intelligent Systems Corporation

Industry Segments Overview
Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology Products and Services segment includes our VISaer, Inc. (“VISaer”) and CoreCard Software, Inc. (“CoreCard”) subsidiaries and the Industrial Products segment includes ChemFree Corporation (“ChemFree”). As of December 31, 2007, we own 100 percent of ChemFree, 79 percent of VISaer and 95 percent of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, that perform software development and testing for CoreCard and VISaer. On July 31, 2006, we sold the business of our QS Technologies subsidiary and accordingly, we have classified the QS operations as Discontinued Operations.
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
Operations in the Information Technology Products and Services segment are involved in the design, development and marketing of application software products that are used by business customers and government agencies to manage aspects of their operations. Our software products are typically sold in competitive situations with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $100,000 to over $1 million. We also derive service revenue from implementation, customization, training and support services. Depending on factors such as the contract terms, customer implementation and testing schedule, and extent of customization required, the timing of revenue recognition on software contracts not generally determinable by us with any degree of certainty in advance.
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
Industrial Products Segment
ChemFree Corporation - ChemFree is our largest subsidiary and the only one in the Industrial Products segment of our business. ChemFree designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher® system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale. ChemFree has numerous US and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets. As the leader in bio-remediating parts washers, ChemFree seeks to continually bring new product enhancements and features to the market.
ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA and Barnes Group in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors represented 10 percent and 11 percent of our consolidated revenue in 2007 and 2006, respectively, and 14 percent and 20 percent of our Industrial Products Segment revenue in 2007 and 2006, respectively. Part of ChemFree’s revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.
Intelligent Systems Corporation

Beginning in 2006, ChemFree increased its sales to large corporate customers on a direct basis using a manufacturer’s representative firm. In 2007, one new corporate customer accounted for almost 50 percent of ChemFree’s revenue (32 percent of consolidated revenue) as a result of the successful roll-out of a national sales program that supplied SmartWasher® machines and routine fluid and filter replenishment to the customer’s installed base of clients. Management expects a significant volume of orders for additional machines and supplies in 2008 but it is possible that a number of factors outside of ChemFree’s control could cause that expectation not to be met. If the volume of sales drops significantly or quickly, there is a risk that revenue and profits would decline compared to 2007 levels and that in the near-term ChemFree’s inventory levels and production expenses would be higher than planned since ChemFree typically orders raw materials up to 12 weeks in advance of producing and shipping finished goods.
ChemFree competes with larger, established companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. ChemFree believes that overall domestic and international market demand for its products could increase significantly if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, continue to become increasingly stringent and such regulations are enforced effectively by state, local and national governments. Moreover, ChemFree believes there may be an opportunity to provide services, either directly or through third parties, to customers that prefer to outsource periodic fluid and filter replenishment activities.
Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree subcontracts the manufacturing of major sub-assemblies built to its specifications to various manufacturers and performs final assembly and testing at its own facility. While it is possible to acquire most subassemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds. One subassembly has only a single qualified supplier presently and shortages or price increases associated with such supplier could impact ChemFree’s ability to meet market demand for its products and/ or increase its cost of goods sold. In the past two years, the cost of certain parts has increased significantly due to increases in the cost of plastic materials resulting from higher oil prices, which increase has been offset in part by cost reductions related to new product designs.
Information Technology Products and Services Segment
VISaer, Inc. - VISaer develops, sells and supports software for the world-wide aircraft maintenance and engineering industry. VISaer offers a fully integrated, real time software solution that helps aviation customers efficiently and cost-effectively manage the technical, commercial and operational aspects of their maintenance, repair and overhaul (“MRO”) operations while also meeting regulatory requirements, such as those of the Federal Aviation Administration. Headquartered in Andover, Massachusetts, VISaer also has employees in England to support customer service and sales activities in Europe and a small technical and project management team in Australia. VISaer’s product offering includes the following major components: technical records planning and management, MRO operations, materials management, production scheduling, commercial operations and financial management. In 2005, VISaer focused on developing and delivering to initial customers the “go-live” Version 3.4 release of its software, which was achieved in late 2005. In 2006, VISaer continued its focus on product improvements and go-live support of its existing customers. By the end of 2006, several customer sites were live, Version 3.5 with some significant enhancements was released and several additional customer sites had signed contracts to implement Version 3.5 in 2007. In 2007, VISaer focused on product enhancements and go-live support with the goal of having most of the VISaer customer base live and referenceable on Version 3.5 and its follow-on versions. VISaer did not allocate significant resources to new sales and marketing programs in the last two years although it delivered a significant amount of professional services and maintenance support to its existing base of customers in 2007 and expects to do so again in 2008.
Intelligent Systems Corporation

Regulatory requirements dictate that airlines manage their MRO processes carefully and encourage companies to improve and automate MRO business processes, materials and asset utilization, record-keeping and compliance reporting. VISaer’s software products provide a comprehensive, cost-effective way to do so. We believe significant sales opportunities exist in North America as well as in the Asian Pacific, Latin American and Chinese markets. These markets include MRO service outsourcing companies, low-cost airlines, small to mid-size domestic regional airlines, small to large non-domestic airlines and IT services hosting companies.
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
CoreCard Software, Inc. - CoreCard was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops, and markets software to accounts receivable businesses, banks, credit unions, and retailers to manage their credit and debit card, prepaid cards, merchant, fleet, loyalty, and accounts receivable accounts. CoreCard products allow financial institutions and commercial customers to optimize their account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial software allows customers to automate, streamline and optimize business processes associated with the set-up, administration and management of credit card, merchant and loan accounts, to process transactions and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than mini or mainframe computers, customers benefit from a lower overall cost-of-ownership, scalability, and increased flexibility to respond to market conditions. CoreCard’s product functionality includes embedded multilingual, multi-currency support, Web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and flexible, customer-defined pricing and payment terms.
CoreCard’s principal target markets include accounts receivable businesses, prepaid cards issuers, small and mid-size banks, and retail and private-label issuers in the United States and in emerging international markets. The company expects that a significant amount of its bankcard business will come from international markets, particularly with respect to banks and similar institutions that are less inclined to outsource their processing than are the domestic US banks. CoreCard competes with third-party card processors, larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard has relatively limited sales and marketing experience compared to some of its competitors and potential customers may choose to outsource their account transaction processing rather than acquire software to manage their transactions in-house, which could impact negatively the total addressable market for CoreCard. One challenge facing most new software companies is overcoming the reluctance of risk-averse financial customers to acquire software from a company with limited customer installations. Certain of CoreCard’s competitors, including processors, may have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing customers with a robust technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe that CoreCard’s products can be configured and deployed to address problems in managing certain types of financial transactions that are not being addressed by other alternatives. CoreCard is focusing its extensive development and limited sales activities on establishing a growing base of referenceable customers in its target markets.
Intelligent Systems Corporation

CoreCard licenses its software products typically for a one-time license fee or, in some cases, for an initial installation charge and a per account fee. It provides maintenance and support services under annual contracts, as well as professional services for customization, implementation and training activities. Generally, CoreCard expects to sell its products directly to customers in the domestic U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard’s core software platform and modules include CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™ and CoreACQUIRE™ which are configured with additional or specific functionality to meet the market and/or customer requirements in applications such as prepaid, bankcard or fleet. In 2006 and 2007, CoreCard signed several new license contracts and developed additional software functionality, including a prepaid card application that will be ready for initial customer implementations in 2008. However, delays or problems in completing development, testing and delivering CoreCard’s new products could adversely affect customer implementations, acceptance and references.
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
Minority-Owned Partner Companies
A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, an important element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. Accordingly, we seek to identify companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and may continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a software services company with an e-commerce application that allows customers to centralize and control purchases of supplies and consumables through an online company “store”. CoreXpand is located in our Gwinnett Innovation Park.
Research and Development
We spent $5.0 million and $5.7 million in the years ended December 31, 2007 and 2006, respectively, on company sponsored research and development. During the years ended December 31, 2007 and 2006, almost all of our consolidated research and development expense related to VISaer and CoreCard, with the balance spent for research at ChemFree. Although the absolute dollar amount of research and development declined in each of the last two years, the number of employees involved in company-wide research and development increased in 2006 and 2007 as the company added development and testing employees in Romania and India for CoreCard and VISaer projects, at a lower cost per employee than the domestic workforce.
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
Intelligent Systems Corporation

Personnel
As of February 29, 2008, we had 260 total and full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries). Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.
Financial Information About Geographic Areas
Refer to Note 15 to the Consolidated Financial Statements for financial information in response to this item. Except for the risk associated with fluctuations in currency we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.	DESCRIPTION OF PROPERTY
At February 28, 2008, we have leases covering approximately 61,000 square feet in Norcross, GA, and 12,000 square feet in Andover, MA, to house our product development, manufacturing, sales, service and administration operations, as well as our software development office in Romania. Such leases expire at various dates through July 2010. We also own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our ISC Software subsidiary. Approximately 9 percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our small business incubator. We believe our facilities are adequate for the foreseeable future. We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS
Our ChemFree subsidiary devotes considerable resources, including management time and legal fees, to protect its rights in various patents and related contracts and expects to continue to do so in the foreseeable future. From time to time, these efforts involve initiating legal action such as the action described below.
In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses. The parties are in the discovery phase of the case and no trial date has been set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in this action although there can be no assurance that the case will be resolved in its favor.
From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2007.
Intelligent Systems Corporation

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on the American Stock Exchange (“AMEX”) under the symbol “INS”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by AMEX.

	2007		2006
Year Ended December 31,	High	Low	High	Low
1st Quarter	$4.48	$3.05	$2.76	$2.12
2nd Quarter	4.46	3.42	2.40	1.95
3rd Quarter	3.75	3.25	2.70	1.92
4th Quarter	3.75	2.85	3.30	2.26
We had 330 shareholders of record as of February 29, 2008. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has in the past paid cash dividends on an irregular basis but has not in the past paid regular dividends and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from the bank. See Note 6 to the Consolidated Financial Statements.
In 2006, The American Stock Exchange (“AMEX”) determined that we did not meet certain of the AMEX continued listing standards, specifically relating to minimum shareholder’s equity of $4 million. Subsequently, we submitted a plan to regain compliance and AMEX confirmed that we had resolved the continued listing deficiency in May 2007. AMEX continually assesses continued listing eligibility of all listed companies and there is no assurance that we will meet continued listing requirements in the future. Failure to meet such requirements could impact our stock price and possibly result in delisting of the company’s common stock.
Equity Compensation Plan Information
See Item 11 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.
Recent Sales of Unregistered Securities
There have been no sales of unregistered securities by the company during the period covered by this report.
Repurchases of Securities
The company did not repurchase any of its shares of common stock during the fourth quarter of 2007.

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
Intelligent Systems Corporation

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
For those contracts that contain significant production, modification and/or customization, software license fees are recognized utilizing Accounting Research Bulletin (“ARB”) No. 45, “Long-term Construction Type Contracts”, using the relevant guidance in SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. We are presently utilizing the completed contract method because current contracts are for new software products for which we do not have a historical basis on which to prepare reliable estimates. Under the completed contract method, all revenue is deferred until the customer has accepted the software and any refund rights have expired.
A number of internal and external factors could affect our estimates related to software contracts, including labor rates, utilization of resources, changes in specifications or testing requirements, unforeseen technical problems and delays caused by customer issues such as lack of resources or change in project priorities. If we do not accurately estimate the resources required or the scope of work to be performed, or we do not manage the contract properly, in future periods we may need to restate revenues, to defer revenue longer than originally anticipated, or to incur additional cost which would result in a loss on the contract or impact our financial results.
Valuation of Investments - We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Some of the companies in which we hold non-control, minority positions are backed by venture capital, and the value of our investment may be impacted by the amount, terms and valuation of the investee’s financial transactions with third party venture funds or the terms of the sale of the investee company to a third party. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For instance, this could occur if the investee company is sold for less than our pro rata carrying value or if a new round of funding is at a lower valuation than our investment was made or if the financing terms for the new investors (such as preferences on liquidation) otherwise reduce the estimated value of our investment. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance.
Valuation of Intangibles - From time to time in the past, we have acquired companies and we may do so in the future. Occasionally, we may increase our ownership or control of an entity from a minority to a majority position, which generally is treated as an acquisition for accounting purposes. Purchase accounting for an acquisition requires use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. Our business acquisitions may result in the allocation of a portion of the purchase price to goodwill and other intangible assets. In the two years ended December 31, 2007, we did not acquire any companies and we did not record any write-downs with respect to goodwill or other intangibles.
Intelligent Systems Corporation

The determination of the value of intangible assets, especially with respect to goodwill, requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Sometimes we use the services of a third party appraiser to provide a valuation of material intangible assets. However, often the acquired company is a small entity with limited operating history on which to base future projections and thus valuing the assets requires the use of estimates which are very subjective. Furthermore, the period over which we amortize certain intangibles may change based on future conditions and consequently we may need to adjust the intangible value and/or amortization period, which could require us to increase the amount of amortization expense we record each period or to take a non-cash charge to reduce the value of the intangible. On at least an annual basis, we review the values assigned to long-lived assets, generally using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset. Any resulting impairment could require a write-down that would have a material adverse impact on our financial condition or results of operations.
Overview
We derive our product revenue from sales of software licenses in our Information Technology Products and Services sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, customization, training, maintenance and support for software products in our Information Technology sector. Our consolidated revenue is the aggregate of the revenue generated at our subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.

•	Our software subsidiaries do not have extensive experience in their marketplaces which makes it difficult to identify and evaluate trends that may impact their business.

•
Our software subsidiaries, CoreCard and VISaer, have been involved in major new product development initiatives for at least the past five years and have limited experience delivering and installing their current product releases at customer sites, making it difficult to predict with certainty when they will recognize revenue on individual software contracts.

•
Our subsidiaries in the Information Technology Products and Services sector are relatively small in size and software license revenue in a given period may consist of a relatively small number of contracts. Consequently, even minor delays in a subsidiary’s delivery under a software contract (which may be out of their control) could have a significant and unpredictable impact on the consolidated revenue that we can recognize in a given quarterly or annual period.

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
Intelligent Systems Corporation

We also frequently generate income or losses from non-consolidated companies and we may do so from time to time in the future. Occasionally we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of the gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
In recent years, most of our cash has been generated on an irregular basis from sales of our investments or subsidiaries. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard and VISaer subsidiaries.
Under SEC rules and regulations, beginning with our 2007 fiscal year we must comply with the requirements related to internal control over financial reporting of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to management’s assessment of internal controls. In 2007, we spent substantial management and staff time and incurred additional expenses for outside consultants related to compliance with Section 404. The compliance efforts constituted a significant diversion of management time and attention in 2007. We cannot be certain about the amount of management time and expense that will be required going forward to maintain the internal controls and testing required for compliance nor estimate the additional auditor fees that will be incurred or the impact, if any, that these activities will have on our operations. We are a small company with limited resources, and our efforts to timely comply with Section 404 constitute a significant strain on these resources. Any failure to maintain compliance with Section 404 could result in sanctions or other penalties, which could adversely affect our business or financial results.
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 2 to the Consolidated Financial Statements, we sold our former QS Technologies business in July 2006 and have accounted for the QS operations as Discontinued Operations in the Consolidated Financial Statements for both 2007 and 2006. Accordingly, management’s discussion of the results of operations does not include the QS operations in the discussion of continuing operations for either period presented.
2007 Compared to 2006
Revenue - Total revenue for the year ended December 31, 2007 was $19.0 million, an increase of 31 percent compared to $14.5 million for the prior year. Revenue from product sales increased 73 percent from $8.4 million in 2006 to $14.6 million in 2007, and service revenue declined by 27 percent, from $6.1 million in 2006 to $4.5 million in 2007.
Product revenue includes sales of industrial products by our Industrial Products segment as well as software licenses by our Information Technology Products and Services segment subsidiaries. The increase in product revenue in 2007 compared to 2006 is the result of a $5.4 million increase in sales of industrial products and an increase of $735,000 in software license revenue.
•
In 2007, our ChemFree subsidiary experienced record levels of revenue and profits, attributed to an increased volume of products sold in both domestic and international markets. ChemFree’s revenue grew 74 percent and 44 percent in the domestic and international markets, respectively, in 2007 as compared to 2006. As a result of this growth, ChemFree’s revenue represented 69 percent of consolidated revenue in 2007 as compared to 54 percent of consolidated revenue in 2006. In the domestic U.S. market, most of the increase relates to a single end-user customer that began a national roll-out of the SmartWasher® parts washer to its installed base of customers. An increased volume of products sold in Europe was the major factor in the year-to-year growth in the international markets. Management believes it is unlikely that ChemFree will record the same year-to-year increase in domestic revenue in 2008. ChemFree’s fluid and filters sales increased approximately 21 percent in 2007 as compared to 2006, due to a larger installed base of customers that purchase such consumable supplies.

•
License revenue generated by our Information Technology Products and Services segment was $1.1 million higher in 2007 than in 2006 due to the recognition of a single license by our CoreCard subsidiary. In 2006, most license revenue resulted from additional licenses sold to VISaer’s existing customer base. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition. With mission-critical, complex software systems such as those sold by CoreCard and VISaer, customer requirements, available resources and testing cycles may increase the scope and length of time to complete the project beyond our original estimates.

Intelligent Systems Corporation

Service revenue generated by our Information Technology Products and Services subsidiaries decreased by 27 percent ($1.6 million) in 2007 as compared to 2006. This year-to-year decrease is primarily attributable to a single, multi-year contract at the VISaer subsidiary that was completed and recognized in early 2006, contributing $1.8 million in services revenue. Excluding the impact of that 2006 contract, service revenue would have shown a slight decrease year-to-year.
Cost of Revenue - A comparison of the cost of revenue between 2007 and 2006 is influenced significantly by the change in revenue mix between years as described above. Total cost of revenue was $10.4 million (55 percent of total revenue) in 2007 compared to $7.2 million (50 percent of total revenue) in 2006.
•
Cost of product revenue in 2007 was $7.7 million (53 percent of total product revenue) compared to $4.4 million (52 percent of total product revenue) in 2006. The difference between 2007 and 2006 is due to the proportionately greater amount of product revenue generated by our industrial products, which have a higher cost of sales than do our software license products. In addition, in 2007 a greater proportion of industrial products revenue was derived from SmartWasher® machine sales which have a higher material cost than do consumable fluid and filter products. Furthermore, the company experienced an increase in the cost of certain of its plastic components due to increases in the price of oil. These increased costs are likely to continue in the foreseeable future. In 2007, the company implemented price increases and re-engineered its SmartWasher® design to offset some of these costs.

•
Cost of service revenue (which relates to the Information Technology subsidiaries only) was $2.7 million (60 percent of service revenue) in 2007, as compared to $2.8 million (46 percent of service revenue) in 2006. The decline in gross margin percentage between periods reflects primarily a higher number of hours and average standard cost for CoreCard’s customer support and professional services activities in 2007 than in 2006.

Operating Expenses - Consolidated operating expenses were 11 percent higher in 2007 than in 2006 on a 31 percent increase in revenue. Lower research and development expenses were offset by increases in marketing and general and administrative expenses. Marketing expenses increased by 49 percent ($1.0 million) year-to-year, mainly due to increased sales commission payable to a third party by the ChemFree subsidiary related to the increased volume of domestic sales. General and administrative expense in 2007 was 24 percent ($839,000) higher in 2007 compared to 2006, principally reflecting higher legal costs and management bonuses at the ChemFree subsidiary. Consolidated research and development expense was $664,000 less in 2007 than in 2006, decreasing from $5.7 million to $5.0 million due to a combination of factors, including a reduction in the number of employees allocated to R&D at VISaer’s domestic operation, offset in part by a greater number of technical employees at our subsidiary in India. In addition, in 2007 a larger component of expense was recorded as cost of services revenue at CoreCard or was classified on the balance sheet as cost associated with in-process, deferred revenue contracts. Such deferred costs will be recognized when the corresponding deferred revenue is recognized. Although the total number of employees involved in R&D increased on a consolidated basis, the offshore technical resources at the company’s offices in Romania and India contribute to a lower average employee cost and increase the productivity of the entire workforce.
Operating Loss - Our loss from operations was $3.9 million in 2007, a slight improvement compared to $4.0 million in 2006.
Interest Income, net - We recognized net interest income of $136,000 and $57,000 in 2007 and 2006, respectively. The increase in 2007 reflects interest earned on the notes receivable related to the sale of our QS Technologies business for the entire year in 2007 as well as lower borrowings under our bank line of credit. In 2006, interest was earned on the notes issued by the buyers of our QS Technologies business and Horizon Software International investment, as described in Notes 2 and 3 to the Consolidated Financial Statements, offset in part by a higher level of borrowings under our bank line of credit during the first seven months of 2006.
Investment Income, net - We recognized $81,000 and $2.5 million in net investment income in 2007 and 2006, respectively. The 2006 investment income reflects mainly the gain of $2.6 million on the sale of our Horizon Software International investment, offset in part by a charge of $98,000 to reduce the carrying value of our investment in Paymetric, a privately held company. In 2007, we earned additional investment income of $92,000 related to Horizon Software, offset by a loss of $11,000 on the sale of a marketable security. Refer to Notes 2 and 3 to the Consolidated Financial Statements for more details on the transactions noted in this section.
Intelligent Systems Corporation

Equity Earnings (Loss) of Affiliate Companies - We recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. The amount recorded is not generally predictable or indicative of future results because it is the aggregate earnings (losses) of several companies operating in different industries and thus aggregate earnings (losses) are subject to considerable fluctuation from quarter-to-quarter and year-to-year. In 2007 and 2006, we recorded $13,000 in net equity losses and $374,000 in net equity earnings, respectively, of affiliate companies. Affiliate companies include Horizon Software International (through August 31, 2006, the date of the sale of our interest), NKD Enterprises and Alliance Technology Ventures.
Other Income (Expense), net - In 2007, we recorded $49,000 in other expense, the majority of which is due to the write-down of the unamortized value of certain leased equipment at the ChemFree subsidiary.
Income taxes - Income tax expense in 2007 reflects certain state tax liabilities at two subsidiaries. We did not accrue for any income tax liability in 2006 and we believe our deferred tax assets should be fully reserved at December 31, 2007 and 2006 given their character and our historical losses.
Discontinued Operations
Net Income from Discontinued Operations - The amounts recorded in 2006 reflect the results of operations of the QS Technologies subsidiary which has been classified as a discontinued operation as a result of the sale of the QS business, as disclosed in more detail in Note 2 to the Consolidated Financial Statements.
Gain on Sale of Discontinued Operations - In 2006, we recorded a gain of $4.9 million on the sale of the QS business. In 2007, we recorded an additional gain on the sale of $1.3 million reflecting $1.2 million in earned contingency payments and the reversal of $97,000 in excess accruals related to estimated transaction related expenses.
Liquidity and Capital Resources
Our cash balance at December 31, 2007 was $554,000 compared to $2.1 million at December 31, 2006. During the year ended December 31, 2007, our principal sources of cash were $3.4 million from payments received on principal and interest on notes receivable, consisting of payment in full of the $2.9 million note related to the sale of our Horizon Software investment and scheduled payments of principal and interest totaling $542,000 from the buyer of our QS Technologies business. We also borrowed $415,000 under our line of credit and $178,000 under a term loan for ChemFree’s new accounting software system. During 2007, we used approximately $4.1 million in the aggregate principally to support our CoreCard subsidiary’s U.S. and international operations, and to a lesser extent, our VISaer subsidiary operations. In addition, other uses of cash included $520,000 to increase inventory levels to support ChemFree product sales and approximately $385,000 to acquire an office facility to house our software subsidiary in India.
In recent years, most of our cash has been generated on an irregular basis from sales of assets, as exemplified by the QS Technologies and Horizon Software International transactions in 2006. We have used a significant amount of the cash received from such sales to support the operations of our CoreCard and VISaer subsidiaries. In 2007, we used more cash than originally forecasted to support our software operations due to slippage in anticipated contract payments during the year. The delays resulted from a combination of factors including complex customer requirements that resulted in more time than estimated to complete initial statements of work, longer than expected review and approval cycles by large customers, and more time than anticipated for testing and quality assurance cycles. In 2008, we do not expect the same level of cash investment in these software subsidiaries and we anticipate that ChemFree will generate greater positive cash flow. A significant amount of our consolidated expenses are related to personnel, none of whom are represented by a union or have employment contracts.
In April 2008, we anticipate receiving cash of between $1.2 million and $1.4 million related to the earn-out contingency payment from the buyer of our QS Technologies business. We renewed our $2.0 million line of credit on December 1, 2007 and expect to use it as necessary to support short-term cash needs. At this time, we estimate that our receivable and inventory balances will support a borrowing base calculation sufficient for our borrowing needs. However, it is difficult to estimate such balances except in the near-term and it is possible that our borrowing base calculation would not support our intended use of the line of credit, in which case we could experience a temporary cash shortfall unless the bank agreed to a short term waiver. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2008. Presently, we do not believe there is a material risk to successfully perform under these software contracts. However, if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned for our software subsidiaries. As a result, we may need to increase the use of our bank line of credit, scale back operations, seek alternative financing or consider the sale of a business, which could impact our performance under the software contracts, at least in the near term.
Intelligent Systems Corporation

Beyond 2008, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material adverse effect on our financial condition, liquidity or results of operations.
Factors That May Affect Future Operations
Future operations in both the Information Technology Products and Services and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because our software subsidiaries are early stage companies with limited revenue and experience in their respective markets, all are relatively small in size and, particularly in the Information Technology sector, revenue tends to be associated with fewer and larger sales than in the Industrial Products segment. Thus any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects could cause our customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•
Our CoreCard subsidiary could fail to improve its ability to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

•
One of ChemFree’s customers represented approximately 32 percent of our consolidated revenue in 2007 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

•
Failure by our ChemFree subsidiary to protect its intellectual property assets could increase competition in the marketplace and result in greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

•	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

•
Compliance with the internal controls over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could increase operating expenses and divert management and staff resources.

•
Water shortages in the State of Georgia, ChemFree’s base of operations, could impact availability and price of water that is used to manufacture certain of its consumable products, resulting in reduced revenue and gross margins.

•
Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•
In 2008, ChemFree will convert to a new accounting software system. We do not have experience in such an activity and are relying on consultants to assist us in this process. While we believe we have a good plan in place for the transition, unanticipated problems could occur which may have a negative impact on operations or timely financial reporting.

•
Our CoreCard or VISaer subsidiaries could fail to establish a base of reference customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiaries’ operations.

Intelligent Systems Corporation

•
In certain limited situations, ChemFree lease customers are permitted to terminate the lease covering a SmartWasher® machine, requiring the unamortized balance of the original machine cost to be written off which could reduce profits in that reporting period and result in lower revenue in future periods.

•	Our products’ specifications and features could fail to achieve market acceptance.

•
Our software subsidiaries could fail to retain key software developers and managers who have accumulated years of know-how in our target markets and company products, or fail to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

•
Further increases in the price of oil could increase the cost of certain plastic components used in ChemFree’s products and could affect VISaer’s results if potential aviation customers delay or cancel purchases of software or services in the face of declining industry trends or poor financial condition.

•	Delays in anticipated customer payments for any reason would increase our cash requirements and possibly our losses.

•
Declines in performance, financial condition or valuation of minority-owned companies could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	Negative trends affecting the commercial aviation industry worldwide could impact VISaer’s customer purchases, thus increasing its losses and need for cash.

•
Failure to meet the continued listing standards of The American Stock Exchange could result in delisting of our common stock, with a potentially negative impact on market price and liquidity of our common stock.

•	Other general economic and political conditions could cause customers to delay or cancel software purchases.
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 9 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
Recent Accounting Pronouncements
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FASB No.157) to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt FASB No.157 in the first quarter of 2008. The company has not yet determined the effect, if any, the adoption of FASB No.157 will have on its financial position, results of operations and cash flows.
On February 15, 2007, the FASB issued Statement No. 159, (FASB No. 159) “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115.” FASB No.159, which builds on other statements related to fair value such as Statement No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt FASB No. 159 in the first quarter of 2008. The company has not yet determined the effect, if any, the adoption of FASB No.159 will have on its financial position, results of operations and cash flows.

ITEM 7.	FINANCIAL STATEMENTS
The following consolidated financial statements and related report of registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 7 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements
Intelligent Systems Corporation

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 8A(T).	CONTROLS AND PROCEDURES
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
The management of Intelligent Systems Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934. The company maintains accounting and internal control systems which are intended to provide reasonable assurance that the assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, risk.
The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.
Based on our assessment management believes that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B.	OTHER INFORMATION
Not applicable.
Intelligent Systems Corporation

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Executive Officers” in our Proxy Statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as a director and about the directors and executive officers of the company. This information is incorporated into this Item 9 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 9 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 9 by reference.
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
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 10 by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans

			(c) Number of securities remaining
	(a) Number of securities to be	(b) Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected in
Plan category	and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	111,000	$1.78	350,000
Equity compensation plans not approved by security holders	98,000	$3.14	96,000

Total	209,000	$2.42	446,000
The company instituted its 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001. Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). Up to 200,000 shares of common stock may be issued under the Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. The company instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2006 or 2007. Twelve thousand options were granted under the Director Plan in 2007. Non-qualified stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.
Please refer to the subsection entitled “Voting — Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our $0.01 par value common stock by certain persons. This information is incorporated into this Item 11 by reference.
Intelligent Systems Corporation

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ending December 31, 2007 and 2006, we paid ISC Properties, LLC $459,000 in rent.
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

2.2	Promissory Note of Netsmart Technologies, Inc. dated July 31, 2006. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K dated July 31, 2006.)

3(i)
Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3(ii)	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

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

10.9	Sixth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated December 1, 2007.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Tauber & Balser, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Please refer to the subsection entitled “Independent Public Accountants” in the Proxy Statement referred to in Item 9 for information about the fees paid to and services performed by our independent public accountants. This information is incorporated into this Item 14 by reference.
Intelligent Systems Corporation

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: March 31, 2008	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2008

/s/ James V. Napier	Director	March 31, 2008

James V. Napier

/s/ John B. Peatman	Director	March 31, 2008

John B. Peatman

/s/ Parker H. Petit	Director	March 31, 2008

Parker H. Petit
Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS
The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 7:
Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation
We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Tauber & Balser, P.C.
Atlanta, Georgia
March 28, 2008

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

As of December 31,	2007	2006
ASSETS
Current assets:
Cash	$554	$2,136
Accounts receivable, net	2,139	2,006
Notes and interest receivable, current portion	540	3,445
Inventories	1,424	904
Other current assets	2,217	1,072

Total current assets	6,874	9,563

Long-term investments	1,127	1,174
Notes and interest receivable, net of current portion	350	841
Property and equipment, at cost less accumulated depreciation	1,894	1,009
Goodwill, net	2,047	2,047
Other intangibles, net	313	359
Other assets, net	17	17

Total assets	$12,622	$15,010

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$593	$—
Accounts payable	1,482	1,558
Deferred revenue	2,527	3,094
Accrued payroll	1,162	974
Accrued expenses and other current liabilities	1,235	1,088

Total current liabilities	6,999	6,714

Long-term liabilities	95	356

Commitments and contingencies (Note 9)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 issued and outstanding at December 31, 2007 and 2006	45	45
Additional paid-in capital	18,437	18,425
Accumulated other comprehensive loss	(127)	(127)
Accumulated deficit	(14,343)	(11,919)

Total stockholders’ equity	4,012	6,424

Total liabilities and stockholders’ equity	$12,622	$15,010

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2007	2006
Revenue
Products	$14,555	$8,401
Services	4,450	6,059

Total revenue	19,005	14,460

Cost of revenue
Products	7,748	4,355
Services	2,655	2,812

Total cost of revenue	10,403	7,167

Expenses
Marketing	3,075	2,059
General & administrative	4,358	3,519
Research & development	5,032	5,696

Loss from operations	(3,863)	(3,981)

Other income (expense)
Interest income, net	136	57
Investment income, net	82	2,547
Equity in income (loss) of affiliate companies, net	(13)	374
Other expense, net	(49)	(1)

Loss from continuing operations before income tax provision	(3,707)	(1,004)

Income tax	17	—

Loss from continuing operations	(3,724)	(1,004)

Income from discontinued operations, no tax effect	—	600

Gain on sale of discontinued operations, no tax effect	1,300	4,873

Net income (loss)	$(2,424)	$4,469

Loss per share from continuing operations: Basic	$(0.83)	$(0.22)
Diluted	$(0.83)	$(0.22)
Income per share from discontinued operations: Basic	$0.29	$1.22
Diluted	$0.29	$1.20
Income (loss) per share: Basic	$(0.54)	$1.00
Diluted	$(0.54)	$0.98

Basic weighted average common shares outstanding	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,478,971	4,571,261

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Year Ended December 31,
	2007	2006
STOCKHOLDERS’ EQUITY
Common stock, number of shares, beginning and end of year	4,478,971	4,478,971

Common stock, amount, beginning and end of year	$45	$45

Additional Paid-in capital, beginning of year	18,425	18,410
Additions during year	12	15

End of year	18,437	18,425

Accumulated other comprehensive loss, beginning of year	(127)	(61)
Foreign currency translation adjustment	(12)	(55)
Change in unrealized loss on marketable securities	12	(11)

End of year	(127)	(127)

Accumulated deficit, beginning of year	(11,919)	(16,388)
Net income (loss)	(2,424)	4,469

End of year	(14,343)	(11,919)

Total stockholders’ equity	$4,012	$6,424

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,424)	$4,469
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	(55)
Change in unrealized loss on marketable securities	12	(11)

Total comprehensive income (loss)	$(2,424)	$4,403

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006
OPERATIONS:
Net income (loss)	$(2,424)	$4,469
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	485	546
Loss on disposal of property and equipment	30	40
Stock-based compensation expense	13	12
Gain on sale of QS business	(1,300)	(4,873)
Investment income, net	(81)	(2,547)
Equity in (earnings) loss of affiliate companies	13	(374)
Changes in operating assets and liabilities, net of effect of sale of QS business
Accounts receivable	(133)	(179)
Accrued interest receivable	94	(103)
Inventories	(519)	(134)
Other current assets	79	(568)
Accounts payable	(76)	759
Accrued payroll	188	2
Deferred revenue	(567)	45
Accrued expenses and other current liabilities	116	(232)
Other liabilities	(93)	209

Cash used for operating activities	(4,175)	(2,928)

INVESTING ACTIVITIES:
Proceeds related to sales of investments	39	3,033
Proceeds from sale of QS business	—	1,900
Distributions from long-term investments	92	385
Proceeds from notes receivable	3,396	143
Payments on notes payable	(145)	(100)
Purchases of property and equipment	(1,355)	(523)

Cash provided by investing activities	2,027	4,838

FINANCING ACTIVITIES:
Borrowings under short-term borrowing arrangements	928	2,335
Repayments under short-term borrowing arrangements	(350)	(2,435)
Proceeds from exercise of stock option in subsidiary	—	3

Cash provided by (used for) financing activities	578	(97)

Effects of exchange rate changes on cash	(12)	(55)

Net increase (decrease) in cash	(1,582)	1,758
Cash at beginning of year	2,136	378
Cash at end of year	$554	$2,136

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$13	$105
Cash paid during the year for income taxes	19	—
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
Sale of QS Technologies Business (Discontinued Operations):
Below is a reconciliation of the cash and non-cash activities associated with the sale of the QS Technologies business, as disclosed in Note 2 to the consolidated financial statements. The assets and liabilities were valued at their carrying values as of the date of the transaction, July 31, 2006.

(in thousands)
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

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization - In this document, terms such as the “company”, “we”, “us”, and “ISC” refer to Intelligent Systems Corporation, a Georgia corporation, and its consolidated subsidiaries.
Nature of Operations - Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology Products and Services and Industrial Products. Continuing operations in Information Technology Products and Services, which consist of our VISaer and CoreCard Software subsidiaries, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 16. Included in Discontinued Operations is our former subsidiary, QS Technologies, Inc., a company engaged in the development and sales of software products and services, which was sold effective July 31, 2006. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.
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
Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our products to distributors and end users involved in a variety of industries including automotive parts and repair, aircraft operators and maintenance providers, and financial services entities. We perform continuing credit evaluations of our customers’ financial condition and we generally do not require collateral. The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2007 is adequate. However, actual write-offs might exceed the recorded allowance.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories at December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Raw materials	$1,323	$768
Finished goods	101	136

Total inventories	$1,424	$904

Property and Equipment - Property and equipment are carried at cost less accumulated depreciation. For financial reporting purposes, we use the straight-line method of depreciation for machinery, equipment, facilities, furniture and fixtures.

Classification	Useful life in years
Machinery and equipment	3 – 5
Furniture & fixtures	5 – 7
Leasehold improvements	1 – 5
Building	39
The cost of each major class of property and equipment at December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Machinery and equipment	$4,716	$3,894
Furniture and fixtures	232	201
Leasehold improvements	300	273
Building	413	—

Subtotal	5,661	4,368
Accumulated depreciation	(3,767)	(3,359)

Property and equipment, net	$1,894	$1,009

Depreciation expense was $440,000 and $373,000 in 2007 and 2006, respectively. These expenses are generally included in general and administrative expenses, except with respect to our Industrial Products Segment, where the depreciation expense related primarily to products leased to customers is included in cost of revenue.
Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. In the years ended December 31, 2007 and 2006, we recorded a charge of $30,000 and $51,000, respectively, to reduce the carrying value of certain leased equipment which was no longer in service. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2007 and 2006 is as follows:

(in thousands)	2007	2006
Cost of equipment	$1,263	$1,112
Accumulated depreciation	(809)	(706)

Carrying value of equipment	$454	$406

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The minimum future lease revenue under non-cancelable contracts at December 31, 2007 is as follows:

(in thousands)
2008	$207
2009	207

Total minimum future lease revenue	$414

There is no contingent rental income under the leases. The leased equipment assets are included in Machinery and Equipment at December 31, 2007 and 2006.
Investments - We account for investments by the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. The aggregate value of investments accounted for by the equity method was $897,000 and $944,000 at December 31, 2007 and 2006, respectively. At both December 31, 2007 and 2006, the aggregate value of investments accounted for by the cost method was $230,000.
Marketable securities, which are included in other current assets, are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. At December 31, 2007, we did not have any marketable securities. At December 31, 2006, the aggregate fair market value of our available-for-sale securities consisted of equity securities totaling $38,000. When calculating gain or loss the sale of an investment, we use the average cost basis of the securities. The amount ($38,000) includes a net unrealized holding loss of $11,000 as of December 31, 2006. This amount is reflected as a separate component of stockholders’ equity.
Other Intangibles and Goodwill - Other intangibles are carried at cost net of related amortization. We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In accordance with SFAS No. 142, we periodically, but at least annually, assess goodwill for impairment. Our annual assessment date is at year end. When circumstances indicate that an intangible other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. For the years ended December 31, 2007 and 2006, the carrying value of goodwill was $2,047,000 and no impairment was identified.
Other intangibles, net at December 31, 2007 and 2006 consisted of the following:

(in thousands)	2007	2006
Patents	$464	$464
Accumulated amortization	(151)	(105)

Intangible assets, net	$313	$359

As of December 31, 2007, annual amortization expense for intangibles for the following years is expected to be:

(in thousands)
2008	$45
2009	45
2010	45
2011	45
2012	45
Thereafter	88

Total amortization expense	$313

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Deferred Revenue - Deferred revenue consists of advance payments by software customers for annual maintenance and support services, advance payments from customers for software licenses expected to be delivered in 2008, and payments by ChemFree lease customers that are billed quarterly for leased equipment and supplies. Net billings in excess of costs are included in deferred revenue. Net costs in excess of billings on incomplete contracts are included in other current assets. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.
Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, short-term notes receivable including $1,300,000 included in other current assets, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of notes receivable beyond one year approximates fair value because they bear interest at rates currently offered in the market for notes receivable with similar terms and conditions. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts and notes receivable. We invest cash in high credit-quality financial institutions. A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are concentrated in the following industries (by subsidiary):

ChemFree:	Industrial services companies, automotive parts distributors and equipment rental depots
VISaer:	Aviation
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
For those contracts that contain significant production, modification and/or customization, software license fees are recognized utilizing Accounting Research Bulletin (“ARB”) No. 45, “Long-term Construction Type Contracts”, using the relevant guidance in SOP No. 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. We are presently utilizing the completed contract method because current contracts are for new software products for which we do not have a historical basis on which to prepare reliable estimates. Under the completed contract method, all revenue is deferred until the customer has accepted the software and any refund rights have expired.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
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
Cost of Revenue - Cost of revenue for product revenue includes direct material, direct labor, production overhead and third party license fees. Cost of revenue for service revenue includes direct cost of services rendered, including reimbursed expenses. For software contracts, we capitalize the contract specific direct costs and recognize the costs when the associated revenue is recognized.
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
In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we have expensed all costs incurred in the preliminary project stage for software developed for internal use. Thereafter, we capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the year ended December 31, 2007, we capitalized $319,000 related to a new accounting (ERP) system for our ChemFree subsidiary which we expect to begin amortizing April 1, 2008. During the year ended December 31, 2006, we did not capitalize any internal use software costs.
Warranty Costs - We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2007 and 2006. At December 31, 2007 and 2006, the warranty accrual was $142,000 and $71,000, respectively.
Legal expense - Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.
Research and Development - Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.
Stock Based Compensation - At December 31, 2007, we have two stock-based compensation plans in effect which are more fully described in Note 14. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS 123. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2007 and 2006 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As a result of adopting SFAS 123R, we recorded $13,000 and $12,000 of stock-based compensation expense in the years ended December 31, 2007 and 2006, respectively. Had we continued to account for these options under APB 25, we would have recorded no such expense in either period.
In 2007, 12,000 options were granted at fair market value on the date of grant pursuant to the Non-employee Directors Stock Option Plan. No options were granted during 2006. The fair value of each option granted in 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2007	2006
Risk free interest rate	4%	N/A
Expected life of option in years	6.6	N/A
Expected dividend yield rate	0%	N/A
Expected volatility	49%	N/A
Under these assumptions, the weighted average fair value of options granted in 2007 was $2.07 per share. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost related to unvested options amounted to $12,420 and is expected to be recognized over the next year.
Income Taxes - In accordance with SFAS No. 109, “Accounting for Income Taxes”, we utilize the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for income tax carryforwards.
Comprehensive Income (Loss) - Comprehensive income (loss) represents net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as accumulated other comprehensive loss on the consolidated balance sheet and are primarily the result of cumulative currency translation adjustments at December 31, 2007 and 2006.
New Accounting Pronouncements - In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (FASB No.157) to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt FASB 157 in the first quarter of 2008. The company has not yet determined the effect, if any, the adoption of FASB 159 will have on its financial position, results of operations and cash flows.
On February 15, 2007, the FASB issued Statement No. 159, (FASB No.159) “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115”. FASB No. 159, which builds on other statements related to fair value such as Statement No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we will adopt FASB 159 in the first quarter of 2008. The company has not yet determined the effect, if any, the adoption of FASB 159 will have on its financial position, results of operations and cash flows.

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
In accordance with Financial Accounting Standards Board Statement No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the QS business is presented as discontinued operations for the two years ended December 31, 2007. Based on the carrying basis of the assets and liabilities transferred to Netsmart at July 31, 2006 and estimated costs and expenses incurred in connection with the sale, we recorded in 2006 a net gain on the sale of QS of $4,873,000.
The transaction also provided for contingent payments of up to $1,450,000 based on the attainment by the QS business of certain levels of revenue and bookings in 2007. As the amount, if any, of such payments was not quantifiable at the time of the transaction, no amount was recorded for such contingency payments at the time of the sale. In the year ended December 31, 2007, we recorded an additional gain on the sale of QS aggregating $1,300,000, included in other current assets, consisting of $1,225,000 related to contingent payments earned on the sale and $75,000 to reverse certain accruals for post-closing expenses and adjustments.
The following condensed financial information is provided for the QS Discontinued Operations for the periods shown.

	Year Ended December 31,
(in thousands)	2007	2006 *
Net sales	—	$1,934
Operating income	—	602
Net income before tax	—	600
Income tax	—	—
Net income from discontinued operations	—	600

*	Includes results for 7 months ended July 31, 2006, the date of the sale of the QS business
3. SALES AND WRITE-DOWNS OF ASSETS
Gains, losses and writedowns related to long-term investments described below are reflected in the category investment income, net in the Consolidated Statements of Operations.
Aderis Pharmaceuticals, Inc. - In the year ended December 31, 2005, we wrote down the carrying value of our investment in Aderis Pharmaceuticals, Inc. to net realizable value, based the sale of the privately held company. We recorded a charge of $101,000 against long-term investments. In 2007, we recorded investment income of $20,000 related to a post-closing distribution from Aderis.
Horizon Software Interest - Effective August 31, 2006, we completed the sale of our 17 percent ownership position in Horizon Software International, LLC (“Horizon”) to Horizon Software Holdings, Inc., an entity comprised of the founder and officers of Horizon (the “Horizon Buyer”) for a purchase price of $5,600,000. Simultaneously, we sold our interest in an affiliate company of Horizon for $100,000. At the close of the transaction, we received an aggregate of $2,850,000 in cash and a promissory note from the Horizon Buyer in the principal amount of $2,850,000. We recorded a gain of $2,638,000 on the sale of our Horizon interest on a carrying value of $3,062,000 at the time of the sale. In 2007, we recorded $73,000 in investment income reflecting a distribution from Horizon attributed to our ownership interest in 2006.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Paymetric. Inc. - In December 2006, we recorded a charge of $98,000 to reduce the carrying value of our interest in Paymetric, Inc., a private technology company in which we are a small common shareholder, to net realizable value which we estimated to be zero.
4. INVESTMENTS
At December 31, 2007 and 2006, our ownership interest in NKD Enterprises, LLC was 25.5% in both periods and our interest in Horizon Software International, LLC was 0% and 17%, respectively (we sold our interest in Horizon Software on August 31, 2006 as explained in Note 3). We account for each of these companies by the equity method of accounting for the periods in which we held each investment. The carrying value of NKD Enterprises is included in long term investments.

At December 31,	Carrying Value		Original
(in thousands)	2007	2006	Investment
NKD Enterprises	$897	$891	$1,286
The following table presents summarized combined financial information for our 50 percent or less owned investments named above for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2007	2006 *
Revenues	$1,906	$16,708
Operating income	24	2,673
Net income	24	2,762

Current assets	$338	$6,154
Non-current assets	3,041	7,938
Current liabilities	474	2,049
Non-current liabilities	—	4,512
Stockholders’ equity	2,905	7,530

*	Includes data for Horizon Software through date of sale, August 31, 2006.
Marketable Securities - The carrying and estimated fair values of available-for-sale securities at December 31, 2007 and 2006 are summarized as follows:

(in thousands)	2007	2006
Cost	—	$49
Gross unrealized loss	—	(11)

Estimated fair values	—	$38

Inhibitex, Inc. [NASDAQ:INHX] comprised the balance of $38,000 at December 31, 2006.
5. ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE
At December 31, 2007 and 2006, our allowance for doubtful accounts amounted to $11,000 and $66,000, respectively. Net charges against the allowance for doubtful accounts were $44,000 and $29,000 in 2007 and 2006, respectively.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2007	2006	2007	2006
ChemFree
Customer A	10%	11%	18%	11%
Customer B	—	—	20%	14%
Customer C	32%	—	18%	—
Customer D	—	—	12%	—
CoreCard
Customer E	—	—	—	16%
VISaer
Customer F	—	12%	—	—
As explained in Note 2 to the Consolidated Financial Statements, in connection with the sale of our QS Technologies business, we received a promissory note from the buyer in the amount of $1,435,000, which bears interest at the rate of 8.25 percent annually and is payable in thirty-six monthly payments of $45,000 beginning September 1, 2006. At December 31, 2007, the current portion of the principal amount of this note is $491,000 and the non-current portion is $350,000. At December 31, 2006, the current portion of the principal amount of this note was $452,000 and the non-current portion was $841,000.
On August 31, 2006, we received a promissory note from the buyer of Horizon Software in the principal amount of $2,850,000 as explained in Note 3 to the Consolidated Financial Statements. The note bore interest at the prime rate plus one and one half percent annually and had a maturity date of January 31, 2007. The $2,850,000 principal amount of the note is included in current notes receivable in the Consolidated Financial Statements as of December 31, 2006. On January 4, 2007, the note and accrued interest were paid in full.
6. SHORT-TERM BORROWINGS
Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2007	2006
Maximum outstanding (month-end)	$415	$2,145
Outstanding at year end	415	—
Interest rate at year end	8.75%	9.75%
Average interest rate	9.25%	9.5%
We established a working capital credit facility with a bank in October 2003 and have renewed the line periodically with the most recent renewal effective December 1, 2007. The $2,000,000 revolving line of credit bears interest at the prime rate plus one and one half percent, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires December 1, 2008. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $2,000,000. At December 31, 2007, our borrowing base calculation resulted in availability of $1,655,000, of which we had drawn down $415,000 at year end. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
On July 25, 2007, our ChemFree subsidiary entered into a financing arrangement with a bank to borrow up to $300,000 to finance the purchase of a new accounting system. The terms of the arrangement provide that ChemFree could draw down up to $300,000 and pay interest only on the outstanding balance until February 24, 2008, at which time repayment of the $300,000 principal amount and interest converts to a term loan with 36 equal monthly payments of principal and interest of $9,393.00. The interest rate is fixed at 7.95 percent and the loan is secured by assets of ChemFree and guaranteed by Intelligent Systems Corporation. At December 31, 2007, the amount outstanding under the loan was $176,000, which is included in the category Short-term Borrowings in the Consolidated Financial Statements. Effective February 24, 2008 when the arrangement converts to a term loan, the short-term and long-term balances of the note will be classified separately.
7. NOTE PAYABLE
In March 2006, our VISaer subsidiary and a customer reached a mutual agreement to terminate a Software License Agreement. The Settlement and Release Agreement provided for a refund to the customer of $512,000 of certain prepaid maintenance and other expenses to be paid in monthly installments over a three year period. VISaer issued an unsecured note payable in the amount of $512,000 (recorded as $446,000, which is equal to $512,000 discounted at 9.25%). At December 31, 2007 and 2006, the current portion of the note payable ($159,000 and $135,000, respectively) is included in other current liabilities and the long-term portion of the note payable ($42,000 and $210,000, respectively) is included in long-term liabilities.
8. INCOME TAXES
The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2007	2006
Current	$—	$—
Following is a reconciliation of estimated income taxes at the blended statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2007	2006
Statutory rate, blended	38%	38%
Change in valuation allowance	(38%)	(38%)
Other	0%	0%

Effective rate	0%	0%

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2007	2006
2017	$1,038	$1,038
2019	2,901	2,901
2021	495	495
2022	234	234
2023	1,778	1,778
Thereafter	6,550	4,212

Total	$12,996	$10,660

Net deferred tax assets consist of the following at December 31:

(in thousands)	2007	2006
Deferred tax assets:
Federal, state and foreign loss carryforward	$5,052	$6,376
Capitalized research and development	3,711	4,054
Accrued interest	1,758	1,680
Deferred revenue	(203)	(138)
Federal and state tax credits	3,109	1,238
Long-term investments	(521)	(722)
Other	438	342

Total deferred tax asset	13,344	12,830
Less valuation allowance	(13,344)	(12,830)

Net deferred tax asset	$—	$—

Federal and state tax credits of $3,109,000 included in the above table expire at various dates between 2012 and 2027.
We have a deferred tax asset of approximately $13.3 million at December 31, 2007 and $12.8 million at December 31, 2006. The deferred tax asset has been offset by a valuation allowance in 2007 and 2006 of $13.3 million and $12.8 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent. The total deferred tax asset and related valuation allowance at December 31, 2006 have been reduced by approximately $6,831,000 from the amount previously reported as a result of an error in the calculation of bases differences for long-term investments.
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As of December 31, 2007, we do not have any material unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.
Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the years ended December 31, 2007 and 2006.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. Our VISaer subsidiary files a separate U.S. federal income tax return. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2003.
9. COMMITMENTS AND CONTINGENCIES
Leases - We have noncancellable operating leases expiring at various dates through July 2010. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2008	$626
2009	339
2010	84

Total minimum lease payments	$1,049

Included in the above are future minimum lease payments to a related party of $464,000 and $194,000 in 2008 and 2009, respectively.
Rental expense for leased facilities and equipment related to continuing operations amounted to $607,000 and $604,000 for the years ended December 31, 2007 and 2006, respectively. Companies in Intelligent Systems incubator sublease space from the company. For the years ended December 31, 2007 and 2006, we received $95,000 and $77,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.
Legal Matters - In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses. The parties are in the discovery phase of the case and no trial date has been set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the disputes will be resolved in its favor.
ISC Guarantees - In conjunction with a Software License Agreement entered into on June 12, 2003 between our CoreCard subsidiary and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year which is estimated to be approximately $400,000. The guarantee expires in June 2008. As of December 31, 2007, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.
10. POST-RETIREMENT BENEFITS
Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2007 and 2006, we have accrued $150,000 and $145,000, respectively, for future payments under the plan.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
11. DEFINED CONTRIBUTION PLANS
We maintain two 401(k) defined contribution plans covering substantially all U.S. employees. Our matching contributions under the plans, which are optional, are based on the level of individual participant’s contributions, amounted to $72,000 and $85,000 in 2007 and 2006, respectively.
12. RELATED PARTY TRANSACTION
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ended December 31, 2007 and 2006, we paid $459,000 in rent to ISC Properties, LLC.
13. STOCKHOLDERS’ EQUITY
We have authorized 20,000,000 shares of Common Stock, $0.01 par value per share, and 2,000,000 shares of Series A Preferred Stock, $0.10 par value per share. No shares of Preferred Stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of Preferred Stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time but no repurchases were authorized or made in 2007 or 2006.
14. STOCK OPTION PLANS
We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. No options were granted under the 2003 Plan in the two years ended December 31, 2007. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 shares, which vests in 50% increments on the first and second anniversary. Stock options under all three plans are granted at fair market value on the date of grant. As of December 31, 2007, a total of 981,000 options under all three Plans have been granted, 724,320 have been exercised and 197,000 options are fully vested and exercisable. All options expire ten years from their respective dates of grant.
As of December 31, 2007, there was $12,000 compensation cost related to nonvested share-based compensation arrangements granted under the Plans. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $13,000 and $12,000, respectively.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Stock option transactions during the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Options outstanding at January 1	203,666	238,680
Options granted	12,000	—
Options exercised	—	—
Options canceled	6,666	35,014

Options outstanding at December 31	209,000	203,666

Options available for grant at December 31	446,000	458,000

Options exercisable at December 31	197,000	197,666

Exercise price ranges per share:
Granted	$3.84	—
Canceled	$4.25	$2.96-$4.25
Outstanding	$1.51-$4.26	$1.51-$4.26

Weighted average exercise price per share:
Granted	$3.84	—
Canceled	$4.25	$3.35
Outstanding at December 31	$2.42	$2.39
Exercisable at December 31	$2.33	$2.40

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2007.
Options Outstanding:

		Wgt. Avg.
	Number	Contractual	Wgt. Avg.
Range of Exercise Price	Outstanding	Life Remaining	Exercise Price
$1.51 - $2.08	136,000	5.6 yrs	$1.62
$3.15 - $4.26	73,000	4.3 yrs	$3.91

	209,000	5.1 yrs	$2.42

Options Exercisable:

	Number	Wgt. Avg.	Aggregate
Range of Exercise Price	Exercisable	Exercise Price	Intrinsic Value
$1.51 - $2.08	136,000	$1.62	$235,582
$3.15 - $4.26	61,000	$3.92	2,800

$1.51 - $4.26	197,000	$2.33	$238,382

Aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
15. FOREIGN REVENUES AND OPERATIONS
Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2007 and 2006 are as follows:

Year ended December 31,
(in thousands)	2007	2006
Foreign Countries:
United Kingdom	$2,249	$1,596
Chile	490	940
Pacific Rim *	1,253	759
Panama	149	277
Ireland	68	138
China	36	27
Other	115	197

Subtotal	4,359	3,934
United States	14,646	10,526

Total	$19,005	$14,460

*	Includes Australia, New Zealand, Japan and Singapore.
With the acquisition of VISaer in 2001, we acquired foreign subsidiaries in the United Kingdom and Ireland and in 2004 established an office in Australia. In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities and in 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India acquired in 2007 to house our India-based employees, substantially all long-lived assets are in the United States.
At December 31, 2007 and 2006, foreign subsidiaries had assets of $822,000 and $321,000, respectively, and total liabilities of $590,000 and $556,000, respectively. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.
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

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following table contains segment information for the years ended December 31, 2007 and 2006:

Year ended December 31, (in thousands)	2007	2006
Information Technology
Revenue	$5,817	$6,690
Operating loss	(3,296)	(3,256)
Depreciation and amortization	192	266
Capital expenditures	569	123
Identifiable assets	4,171	3,624
Goodwill	2,047	2,047

Industrial Products
Revenue	$13,188	$7,769
Operating income	533	446
Depreciation and amortization	271	256
Capital expenditures	776	368
Identifiable assets	4,932	3,849
Goodwill	—	—

Consolidated Segments
Revenue	$19,005	$14,460
Operating income (loss)	(2,762)	(2,810)
Depreciation and amortization	463	522
Capital expenditures	1,345	491
Identifiable assets	9,103	7,373
Goodwill	2,047	2,047
A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2007	2006
Consolidated segments operating loss	$(2,762)	$(2,810)
Corporate expenses	(1,101)	(1,171)

Consolidated loss from continuing operations	$(3,863)	$(3,981)

Year ended December 31, (in thousands)	2007	2006
Depreciation and amortization
Consolidated segments	$463	$522
Corporate	22	24

Consolidated	$485	$546

Capital expenditures
Consolidated segments	$1,345	$491
Corporate	10	32

Consolidated	$1,355	$523

As of December 31, (in thousands)	2007	2006
Assets
Consolidated segments identifiable assets	$9,103	$7,473
Corporate	3,519	7,537

Consolidated	$12,622	$15,010

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
17. EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share are computed in accordance with SFAS No. 128 “Earnings per Share”. Basic net earnings (loss) per share are computed by dividing net earnings (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period and exclude the dilutive effect of stock options. Diluted net earnings per share give effect to all dilutive potential common shares outstanding during a period. In computing diluted net earnings per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.
The following tables represent required disclosure of the reconciliation of the earnings (loss) and the shares used in the basic and diluted net earnings (loss) per share computation:

Year ended December 31,
(in thousands except per share data)	2007	2006
Basic
Net earnings (loss)	$(2,424)	$4,469
Weighted average common shares outstanding	4,479	4,479

Net earnings (loss) per share	$(0.54)	$1.00

Diluted
Net earnings (loss)	$(2,424)	$4,469
Weighted average common shares outstanding	4,479	4,479
Effect of dilutive potential common shares: stock options	—	92

Total	$4,479	$4,571
Net earnings (loss) per share	$(0.54)	$0.98

At December 31, 2007, potentially dilutive stock options to purchase 149,645 shares of the company’s common stock were not included in the diluted earnings (loss) per share as their effect would be antidilutive.

Exhibit Index

Exhibit Number	Description

10.9	Sixth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated December 1, 2007.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Tauber and Balser, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 9056 of the Sarbanes-Oxley Act of 2002.
Intelligent Systems Corporation