Form 10QSB
period 2008-03-31
INTELLIGENT SYSTEMS CORP
filed 2008-05-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION
(Exact name of small business issuer as specified in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (770) 381-2900
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008, 4,478,971 shares of Common Stock of the Issuer were outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Intelligent Systems Corporation
Index
Form 10-QSB

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$703	$554
Accounts receivable, net	2,556	2,139
Notes and interest receivable, current portion	550	540
Inventories	1,469	1,424
Other current assets	2,607	2,217

Total current assets	7,885	6,874

Long-term investments	1,153	1,127
Notes and interest receivable, net of current portion	221	350
Property and equipment, at cost less accumulated depreciation	1,910	1,894
Goodwill, net	2,047	2,047
Other intangibles, net	302	313
Other assets, net	17	17

Total assets	$13,535	$12,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,817	$593
Note payable, current portion	93	—
Accounts payable	1,646	1,482
Deferred revenue	2,763	2,527
Accrued payroll	1,047	1,162
Accrued expenses and other current liabilities	1,901	1,235

Total current liabilities	9,267	6,999

Long-term liabilities	229	95

Commitments and contingencies (Note 7)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at March 31, 2008 and December 31, 2007	45	45
Additional paid-in capital	18,440	18,437
Accumulated other comprehensive loss	(132)	(127)
Accumulated deficit	(15,830)	(14,343)

Total stockholders’ equity	2,523	4,012

Total liabilities and stockholders’ equity	$13,535	$12,622

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue
Products	$4,021	$3,086
Services	683	963

Total revenue	4,704	4,049

Cost of revenue
Products	2,117	1,070
Services	564	572

Total cost of revenue	2,681	1,642

Expenses
Marketing	843	437
General & administrative	1,471	980
Research & development	1,202	1,264

Loss from operations	(1,493)	(274)

Other income (expense)
Interest income (expense), net	(5)	63
Investment loss	—	(11)
Equity in income of affiliate company	25	1
Other expense	(2)	(9)

Loss from continuing operations before income tax	(1,475)	(230)
Income tax	12	—
Loss from continuing operations	(1,487)	(230)

Gain on sale of discontinued operations, no tax effect	—	97

Net loss	$(1,487)	$(133)

Loss per share from continuing operations: Basic and diluted	$(0.33)	$(0.05)
Income per share from discontinued operations: Basic and diluted	—	0.02

Net loss per share: Basic and diluted	$(0.33)	$(0.03)

Basic weighted average shares outstanding	4,478,971	4,478,971
Diluted weighted average shares outstanding	4,478,971	4,582,666

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2008	2007
OPERATIONS:
Net loss	$(1,487)	$(133)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	126	127
Stock-based compensation expense	3	—
Gain on sale of QS business	—	(97)
Investment income	—	11
Equity in earnings of affiliate companies	(25)	(1)
Changes in operating assets and liabilities
Accounts receivable	(418)	(235)
Accrued interest receivable	—	67
Inventories	(46)	(79)
Other current assets	(390)	127
Accounts payable	164	(360)
Accrued payroll	(114)	(21)
Deferred revenue	236	(834)
Accrued expenses and other current liabilities	666	248
Other liabilities	(23)	(29)

Cash used for operating activities	(1,308)	(1,209)

INVESTING ACTIVITIES:
Proceeds related to sales of investments or marketable securities	—	39
Proceeds from notes and interest receivable	119	2,907
Purchases of property and equipment	(131)	(267)

Cash provided by (used for) investing activities	(12)	2,679

FINANCING ACTIVITIES:
Borrowings under line of credit	1,400	—
Borrowings under notes payable	124	—
Repayment under notes payable	(50)	(35)

Cash provided by financing activities	1,474	(35)

Effects of exchange rate changes on cash	(5)	5

Net increase in cash	149	1,440
Cash at beginning of period	554	2,136

Cash at end of period	$703	$3,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20	$12

Cash paid during the period for income taxes	$12	—

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its majority-owned subsidiaries.
2.
The unaudited consolidated financial statements presented in this Form 10-QSB have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2008 and 2007. The interim results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, as filed in our Annual Report on Form 10-KSB.

3.
Comprehensive Income (Loss) – In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended March 31,
(unaudited, in thousands)	2008	2007
Net loss	$(1,487)	$(133)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5)	5

Comprehensive loss	$(1,492)	$(128)

4.
Stock based Compensation – At March 31, 2008, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS 123. We adopted SFAS 123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. As a result of adopting SFAS 123R, we recorded $3,000 and $0 of stock based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

The estimated fair value of options granted is calculated using the Black Scholes option pricing model with assumptions as previously disclosed in our Form 10-KSB.

As of March 31, 2008, there is no unrecognized compensation cost related to stock options. No options were granted, exercised or forfeited during the quarter ended March 31, 2008. The following table summarizes options as of March 31, 2008:

		Wgt Avg	Wgt Avg	Aggregate
		Exercise	Remaining	Intrinsic
	# of Shares	Price	Life in Years	Value
Outstanding at March 31, 2008	209,000	$2.42	4.9	$187,982
Vested and exercisable at March 31, 2008	197,000	$2.33	4.7	$187,982

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

5.
Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended March 31,
(unaudited)	2008	2007
CoreCard Customer A	—	28%
ChemFree Customer B	13%	10%
ChemFree Customer C	13%	—
ChemFree Customer D	39%	—

6.
Industry Segments – Segment information is presented consistently with the basis described in the 2007 Form 10-KSB. The table following contains segment information for continuing operations for the three month periods ended March 31, 2008 and 2007.

Three Months Ended March 31,
(unaudited, in thousands)	2008	2007
Information Technology
Revenue	$738	$2,104
Operating loss	(1,437)	(48)
Industrial Products
Revenue	3,966	1,945
Operating income	318	159

Consolidated Segments
Revenue	4,704	4,049
Operating income (loss)	(1,118)	111
Corporate expenses	(375)	(385)

Consolidated operating loss from continuing operations	$(1,493)	$(274)

Depreciation and amortization
Information Technology	$38	$63
Industrial Products	82	59

Consolidated segments	120	122
Corporate	6	5

Consolidated depreciation and amortization	$126	$127

Capital Expenditures
Information Technology	$2	$227
Industrial Products	123	35

Consolidated segments	125	262
Corporate	6	5

Consolidated capital expenditures	$131	$267

	March 31,	December 31,
(in thousands)	2008	2007
Identifiable Assets
Information Technology	$4,555	$4,171
Industrial Products	5,641	4,932

Consolidated segments	10,196	9,103
Corporate	3,339	3,519

Consolidated assets	$13,535	$12,622

7.
Commitments and Contingencies – Please refer to Note 9 to our Consolidated Financial Statements included in our 2007 Form 10-KSB for a description of our commitments and contingencies. There has been no material change since December 31, 2007 in the commitments described in such note.

Legal Matters – In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel defendant to cease its infringing activities. The defendant has asserted various defenses. The parties are in the discovery phase of the case and no trial date has been set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the disputes will be resolved in its favor.

ISC Guarantees – In conjunction with a Software License Agreement entered into on June 12, 2003 between our CoreCard subsidiary and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC has guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year which is estimated to be approximately $400,000. The guarantee expires in June 2008. As of March 31, 2008, it does not appear probable that the guarantee will be paid; thus no amounts have been accrued with respect to this guarantee.

8.
Income Taxes – Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As of March 31, 2008, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the three months ended March 31, 2008 and 2007.

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

9.
New Accounting Pronouncements – In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No.157”) to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted FASB No. 157 effective January 1, 2008. The adoption of the standard did not have a material impact on our financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“FASB No.159”). FASB No. 159, which builds on other Statements related to fair value such as FASB No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted FASB 159 effective January 1, 2008. The adoption of the standard did not have a material impact on our financial statements.

10.
Subsequent Event – Effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”) between IBS Technics, Inc. (“IBS Technics”) and the company and VISaer. IBS Technics is a subsidiary of IBS Software Services, Inc., a software services company that had previously provided certain software development services to VISaer as an independent third party contractor.

The purchase price consisted of $3,025,000 paid in cash at closing plus future earn-out and contingent payments to be paid over four years based on certain performance metrics of the VISaer business following the sale, with guaranteed minimum payments aggregating $1.5 million in cash, payable in three equal installments in 2010, 2011 and 2012. In addition, IBS Technics assumed approximately $700,000 in liabilities of VISaer related to employee vacation benefits and amounts payable to IBS for prior services. IBS hired the VISaer employees as of the effective date of the transaction and assumed all customer contracts, including the ongoing liabilities and obligations associated with such contracts. We retained the remainder of the liabilities of the VISaer business along with cash and accounts receivable aggregating approximately $400,000 as of the closing date. The company expects to report a gain on the sale transaction of approximately $3.4 million in the quarter ended June 30, 2008 and will classify the VISaer operation as discontinued operations in all future reporting periods.

Item 2. Management’s Discussion and Analysis or Plan of Operation
In addition to historical information, this Form 10-QSB may contain forward-looking statements relating to ISC. All statements, trend analysis and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Performance”, and that actual results may differ materially from those contemplated by such forward-looking statements. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6 Management’s Discussion and Analysis or Plan of Operation, in the Form 10-KSB for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). The Information Technology sector has consisted of VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing accounts receivables, credit and debit cards). As discussed in Note 10 to the Consolidated Financial Statements, we sold our VISaer operations as of April 16, 2008. The financial statements reported in this Form 10-QSB and the discussion below include the results of our VISaer subsidiary as part of continuing operations; however in future reporting periods, the VISaer operations will be shown as discontinued operations.
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

•
CoreCard Software has been involved in major new product development initiatives for a number of years and has limited experience delivering and installing products at customer sites, making it difficult to predict with certainty when it may recognize revenue on individual software contracts.

•
Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, revenue in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a delivery under a software contract (which may be out of our control) could have a significant and unpredictable impact on consolidated revenue that we can recognize in a given quarterly or annual period.

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary generates an operating profit on a regular basis but our early stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until such products are delivered to and accepted by customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel which is relatively fixed in the short-term. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
We also frequently generate income or incur losses from non-operating sources and we may do so from time to time in the future. We may derive income from sales of holdings in subsidiary, affiliate and other minority-owned companies, as exemplified in the VISaer sale, discussed in more detail in Note 10 to the Consolidated Financial Statements. Occasionally, we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.
Revenue – Total revenue in the three month period ended March 31, 2008 was $4.7 million, a 16 percent increase compared to the first quarter of 2007.
•
Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $4.0 million in the three month period ended March 31, 2008, a 30 percent increase compared to $3.1 million in the three months ended March 31, 2007. Product revenue associated with the ChemFree products (our Industrial Products segment) grew by 104 percent compared to the prior year period and represented almost 99 percent of product revenue in the quarter ended March 31, 2008. The increase is attributed mainly to 121 percent increase in ChemFree products sold in the domestic market and a 45 percent increase in ChemFree products sold internationally. Software license revenue associated with the Information Technology segment was minimal in the current quarter compared to approximately $1.0 million license revenue in the three months ended March 31, 2007 which reflected a single software license contract recognized by our CoreCard Software subsidiary. The company recognizes software license revenue only upon completion of each contract and acceptance by customers.

•
Service revenue decreased by 29 percent, or $280,000, in the first quarter of 2008 compared to the same period last year. The change is attributed mainly to a decline in professional services billings at both the VISaer and CoreCard subsidiaries. More resources were involved in product development activities rather than billable services in the first quarter of 2008.

Cost of Revenue – Total cost of revenue was 57 percent of total revenue in the three month period ended March 31, 2008 and 41 percent of total revenue in the same period in 2007. The change is related principally to changes in the product mix from period to period.
•
Cost of product revenue was 53 percent of product revenue in the first quarter of 2008 compared to 35 percent of product revenue in the same period in 2007. The principal reason for the difference in product cost as a percent of product revenue is that almost all of the product revenue in the first quarter of 2008 is from sales of ChemFree’s parts washers and consumables which have a higher cost of sales than do software licenses. By comparison, in the first quarter of 2007, product revenue included $1.1 million in software licenses which have a low cost of sales. Cost of sales of industrial products averaged 53 percent and 55 percent of product revenue from the sale of industrial products in the three months ended March 31, 2008 and 2007, respectively.

•
Cost of service revenue (which relates to the software subsidiaries only) was 83 percent and 59 percent of service revenue in the three months ended March 31, 2008 and 2007, respectively. The change between periods reflects primarily the fact that costs associated with CoreCard’s customer support activities were higher in the first three months of 2008 than in the same period in 2007. CoreCard is providing a high level of support to its initial customers to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth.

Operating Expenses – In the three month period ended March 31, 2008, total consolidated operating expenses were 31 percent higher than in the corresponding period in 2007. Consolidated marketing expenses grew 93 percent, increasing by $406,000 in the first quarter of 2008 as compared to the same period last year, the majority of which reflects higher sales commission expense associated with a 121 percent increase in ChemFree’s domestic product sales. Consolidated general and administrative expenses increased by 50 percent ($491,000) in the three month period ended March 31, 2008 as compared to the corresponding period in 2007. The increase is mainly due to higher legal expenses related to the patent matter described in Note 7 to the Consolidated Financial Statements as well as increased payroll and bonus expense at the ChemFree subsidiary. Consolidated research and development expenses were five percent ($62,000) lower in the first quarter of 2008 as compared to the first quarter of 2007. The decrease is due principally to a larger component of research and development expense being recorded as cost of services revenue allocable to specific contracts at CoreCard or being classified on the balance sheet as cost associated with specific in-process, deferred revenue contracts. Such decrease in research & development expense was offset in part by a greater number of technical employees at our subsidiary in India.
Interest Income (Expense) – We recorded net interest expense of $5,000 in the first quarter of 2008 compared to $63,000 in net interest income in the same period in 2007. The difference between periods is due to higher bank borrowings in the first quarter of 2008.
Investment Income (Loss) – We recorded an investment loss of $11,000 in the quarter ended March 31, 2007 related to the sale of a marketable security.
Equity Earnings of Affiliate Companies – On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $26,000 and $1,000 in net equity income of one affiliate company in the three month periods ended March 31, 2008 and 2007, respectively. The change between periods reflects increased profitability of the affiliate company.
Other Income (Expense), Net – We recorded an expense of $2,000 and $9,000 in the three months ended March 31, 2008 and 2007, respectively. The amounts in each period reflect principally currency exchange losses.
Income Taxes – We recorded $12,000 for income tax liability related to several miscellaneous state tax liabilities for prior year periods which were assessed in the first quarter of 2008. We did not accrue for any income tax liability in the first quarter of 2008 and we believe our net deferred tax assets should be fully reserved at March 31, 2008 given their character and our historical losses.
Discontinued Operations
Gain on Sale of Discontinued Operations – In the first quarter of 2007, we recorded an additional gain of $97,000 on the sale of the QS business as a result of the buyer confirming that no post-closing adjustments would be asserted. Accordingly, we reversed the balance of our transaction related contingency accrual and recognized an additional gain of $97,000 on the sale.
Liquidity and Capital Resources
Our cash balance at March 31, 2008 was $703,000 compared to a cash balance of $554,000 at December 31, 2007. During the three months ended March 31, 2008, our principal sources of cash were bank borrowings aggregating $1.5 million, including $1.4 million under our line of credit and $122,000 under a term loan for ChemFree’s new accounting software. In the three month period ended March 31, 2008, we used approximately $1.3 million in the aggregate to support our software subsidiaries’ U.S. and international operations. Other changes in working capital included an increase of $417,000 in accounts receivables principally reflecting a higher volume of sales at the ChemFree subsidiary and an increase in accounts payable, principally reflecting slower payment on vendor accounts.

As explained in Note 10 to the Consolidated Financial Statements, we completed the sale of our VISaer operations effective April 16, 2008. The buyer paid cash of $3,025,000 at closing and assumed accounts payable and accrued employee vacation liabilities aggregating approximately $700,000. In addition, in April 2008, the company received $1,225,000 representing payment in full of the earnout payments due from the buyer of our QS business which had been earned in 2007 and recorded in the category “other current assets”. The company has used part of these cash payments to repay the bank line of credit in full and expects to use the remaining cash to support operating cash requirements of CoreCard and corporate operations as necessary.
We currently project that we will have sufficient liquidity from cash on hand and monthly payments on notes receivable to meet our operating needs in the foreseeable future. We renewed our $2.0 million line of credit on December 1, 2007 and will use it as necessary to support any short-term cash needs. We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to provide the required borrowing base for any required draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2008. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned. As a result, we may need to increase the use of our bank line of credit, scale back operations or seek alternative financing.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis in our Annual Report on Form 10-KSB for 2007. During the quarter ended March 31, 2008, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2007.
Factors That May Affect Future Operations
Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because CoreCard is an early stage company with limited revenue and experience in its markets, is relatively small in size and, revenue tends to be associated with fewer and larger sales than in the Industrial Products segment. Thus any trend or delay that affects our subsidiary could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in software development projects could cause customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.
•
Our CoreCard subsidiary could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

•
One of ChemFree’s customers represented approximately 39 percent of consolidated revenue in the first quarter of 2008; any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

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

•	CoreCard could fail to establish a base of reference customers for its product offerings, resulting in lower revenue and profits (or increased losses) and increased cash needs.
•
In certain limited situations, ChemFree’s lease customers are permitted to terminate the lease covering a SmartWasher® machine, requiring the unamortized balance of the original machine cost to be written off which could reduce profits in that reporting period and result in lower revenue in future periods.

•	Our products’ specifications and features could fail to achieve market acceptance.
•
CoreCard could fail to retain key software developers and managers who have accumulated years of know-how in our target markets and company products, or fail to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

•	Further increases in the price of oil could increase the cost of certain plastic components used in ChemFree’s products.
•	Delays in anticipated customer payments for any reason would increase our cash requirements and possibly our losses.
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
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 9 to the Consolidated Financial Statements included in our 2007 Form 10-KSB. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
Item 3. Controls and Procedures
As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure control and procedures are effective. There were no significant changes in the company’s internal control over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than as described in Note 7 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of March 31, 2008, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.
Item 6. Exhibits
The following exhibits are filed or furnished with this report:

2.1
Asset Purchase Agreement among IBS Technics, Inc., Intelligent Systems Corporation, VISaer (UK) Limited and VISaer, Inc. dated April 4, 2008. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated April 16, 2008.)

3.1
Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007).

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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: May 15, 2008	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2008	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer