Form 10-Q
period 2008-06-30
INTELLIGENT SYSTEMS CORP
filed 2008-08-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (770) 381-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 31, 2008, 4,478,971 shares of Common Stock of the Issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$1,162	$554
Accounts receivable, net	2,117	2,139
Notes and interest receivable, current portion	516	540
Inventories	1,310	1,424
Other current assets	630	2,217

Total current assets	5,735	6,874

Long-term investments	1,225	1,127
Notes and interest receivable, net of current portion	1,366	350
Property and equipment, at cost less accumulated depreciation	1,794	1,894
Goodwill, net	369	2,047
Other intangibles, net	291	313
Other assets, net	—	17

Total assets	$10,780	$12,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$—	$593
Note payable, current portion	93	—
Accounts payable	917	1,482
Deferred revenue	1,989	2,527
Accrued payroll	653	1,162
Accrued expenses and other current liabilities	1,300	1,235

Total current liabilities	4,952	6,999
Long-term liabilities	301	95

Commitments and contingencies (Note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at June 30, 2008 and December 31, 2007	45	45
Additional paid-in capital	18,446	18,437
Accumulated other comprehensive loss	(193)	(127)
Accumulated deficit	(14,287)	(14,343)

Total stockholders’ equity	4,011	4,012

Total liabilities and stockholders’ equity	$10,780	$12,622

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Products	$3,412	$2,573	$7,392	$5,659
Services	307	460	403	649

Total revenue	3,719	3,033	7,795	6,308

Cost of revenue
Products	1,894	1,496	4,009	2,566
Services	221	359	421	480

Total cost of revenue	2,115	1,855	4,430	3,046

Expenses
Marketing	769	509	1,538	863
General & administrative	1,205	793	2,522	1,672
Research & development	904	731	1,713	1,612

Loss from operations	(1,274)	(855)	(2,408)	(885)

Other income (expense)
Interest income (expense), net	(4)	45	(9)	111
Investment income	—	92	—	81
Equity in income of affiliate companies	27	41	53	42
Other expense	—	(4)	—	(6)

Loss from continuing operations before income taxes	(1,251)	(681)	(2,364)	(657)
Income taxes	5	—	17	—

Loss from continuing operations	(1,256)	(681)	(2,381)	(657)
Loss from discontinued operations	(85)	(241)	(446)	(495)
Gain on sale of discontinued operations, no tax effect	2,884	—	2,884	97

Net income (loss)	$1,543	$(922)	$58	$(1,055)

Loss per share from continuing operations:
Basic	$(0.28)	$(0.15)	$(0.53)	$(0.15)
Diluted	$(0.28)	$(0.15)	$(0.52)	$(0.15)
Income (loss) per share from discontinued operations:
Basic	$0.62	$(0.05)	$0.54	$(0.09)
Diluted	$0.62	$(0.05)	$0.54	$(0.09)
Income (loss) per share:
Basic	$0.34	$(0.21)	$0.01	$(0.24)
Diluted	$0.34	$(0.21)	$0.01	$(0.24)

Basic weighted average common shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,546,365	4,478,971	4,545,727	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2008	2007

OPERATIONS:
Net income (loss)	$58	$(1,055)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	260	232
Stock-based compensation expense	9	4
Gain on sale of VISaer business	(2,884)	(97)
Non cash interest expense (income), net	(15)	—
Investment income	—	(81)
Equity in income of affiliate companies	(53)	(42)
Changes in operating assets and liabilities
Accounts receivable	22	(821)
Accrued interest receivable	5	—
Inventories	112	(208)
Other current assets	892	602
Accounts payable	(93)	1
Accrued payroll	(251)	(44)
Deferred revenue	46	(1,042)
Accrued expenses and other current liabilities	6	18
Other liabilities	(42)	(29)

Cash used for operating activities	(1,928)	(2,562)

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	3,025	—
Investment in subsidiary	(125)	—
Sale of investment or marketable securities	—	131
Proceeds from notes and interest receivable	285	3,165
Payments on notes payable	(133)	(70)
Purchases of property and equipment	(154)	(668)

Cash provided by investing activities	2,898	2,558

FINANCING ACTIVITIES:
Borrowings under line of credit	1,400	—
Repayments made under line of credit	(1,820)	—
Borrowings under other short-term arrangements	124	221

Cash provided by (used for) financing activities	(296)	221

Effects of exchange rate changes on cash	(66)	(15)

Net increase in cash	608	202
Cash at beginning of period	554	2,136

Cash at end of period	$1,162	$2,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$42	$—
Cash paid during the period for income taxes	$17	$—
The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Sale of VISaer Business (Discontinued Operations):
Below is a reconciliation of the cash and non-cash activities associated with the sale of the VISaer business, as disclosed in Note 3 to the consolidated financials statements.

(unaudited, in $000s)
Proceeds from sale:
Cash	$3,025
Note receivable, net of discount	1,261
Liabilities assumed by (assets transferred to) buyer:
Other current assets	(695)
Property, plant and equipment, net	(15)
Intangible assets	(1,803)
Other assets	(17)
Accrued payroll	258
Accounts payable	472
Deferred revenue	584
Other liability	(126)
Accrued transaction related expenses	(60)

Gain on sale of VISaer business	$2,884

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.

2.
The unaudited consolidated financial statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these consolidated financial statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2008 and 2007. The interim results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2007, as filed in our Annual Report on Form 10-KSB.

3.
Discontinued Operations — Effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”) between IBS Technics, Inc. (“IBS Technics”) and the company and VISaer. IBS Technics is a subsidiary of IBS Software Services, Inc., a software services company that had previously provided certain software development services to VISaer as an independent third party contractor.

The purchase price consisted of $3,025,000 paid in cash at closing plus future earn-out and contingent payments to be paid over four years based on certain performance metrics of the VISaer business following the sale, with guaranteed minimum payments aggregating $1.5 million in cash (discounted to a net present value of $1,278,000), payable in three equal installments in 2010, 2011 and 2012. In addition, IBS Technics assumed approximately $258,000 in liabilities of VISaer related to employee vacation benefits and $437,000 payable to IBS Technics for prior services. IBS hired the VISaer employees as of the effective date of the transaction. IBS Technics acquired assets, net of liabilities, of $48,000 related to customer contracts and assumed the ongoing liabilities and obligations associated with such contracts. We retained the remainder of the liabilities of the VISaer business along with cash and accounts receivable aggregating approximately $465,000 as of the closing date. Based on the carrying value of the assets and liabilities transferred to IBS Technics and the estimated costs and expenses incurred in connection with the sale, the company reported a gain on the sale transaction of $2,884,000 in the quarter ended June 30, 2008.

The transaction also provides for contingent payments which may be earned based on the attainment by the acquired VISaer business of certain levels of revenue in each of the calendar years 2008 through 2011. As the amount, if any, of such payments is not quantifiable at this time, no amount has been recorded for such contingency payments.

The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2008	2007	2008	2007
Net sales	$133	$824	$761	$1,599
Operating loss	(95)	(237)	(454)	(479)
Net loss from discontinued operations	$(85)	$(241)	$(446)	$(495)

4.
Comprehensive Income (Loss) — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of
Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2008	2007	2008	2007
Net income (loss)	$1,543	$(922)	$58	$(1,055)
Other comprehensive income (loss)
Foreign currency translation adjustment	(61)	5	(66)	(15)

Comprehensive income (loss)	$1,482	$(917)	$(8)	$(1,070)

5.
Stock-based Compensation — At June 30, 2008, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS No. 123. We adopted SFAS No.123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying consolidated financial statements. As a result of adopting SFAS No. 123R, we recorded $6,000 and $4,000 of stock based compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $9,000 and $4,000 of stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively.

The estimated fair value of options granted is calculated using the Black Scholes option pricing model with assumptions as previously disclosed in our Form 10-KSB.
As of June 30, 2008, there is $24,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2008, an aggregate of 12,000 options were granted to the three independent members of the board of directors pursuant to the Non-employee Director Stock Option Plan (“Director Plan”). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. No options were exercised or forfeited during the three and six month periods ended June 30, 2008. The following table summarizes options as of June 30, 2008:

			Wgt Avg	Aggregate
		Wgt Avg	Remaining Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at June 30, 2008	221,000	$2.46	4.9	$201,582
Vested and exercisable at June 30, 2008	203,000	$2.37	4.5	$201,582
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.
6.
Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2008	2007	2008	2007
ChemFree Customer A	46%	27%	45%	15%
ChemFree Customer B	13%	16%	14%	14%
ChemFree Customer C	10%	—	—	—
ChemFree Customer D	—	—	11%	—
CoreCard Customer E	—	—	—	18%

7.
Industry Segments — Segment information is presented consistently with the basis described in the 2007 Form 10-KSB. The table following contains segment information for continuing operations for the three and six month periods ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2008	2007	2008	2007
Information Technology
Revenue	$321	$623	$432	$1,953
Operating loss	(945)	(605)	(2,022)	(411)
Industrial Products
Revenue	3,398	2,410	7,363	4,355
Operating income (loss)	(146)	21	172	180

Consolidated Segments
Revenue	3,719	3,033	7,795	6,308
Operating loss	(1,091)	(584)	(1,850)	(231)
Corporate expenses	(183)	(271)	(558)	(654)

Consolidated operating loss from continuing operations	$(1,274)	$(855)	$(2,408)	$(885)

Depreciation and Amortization
Information Technology	$26	$22	$60	$74
Industrial Products	106	51	187	110

Consolidated segments	132	73	247	184
Corporate	6	5	13	11

Consolidated depreciation and amortization	$138	$78	$260	$195

Capital Expenditures
Information Technology	$(37)	$255	$(36)	$481
Industrial Products	61	146	185	181

Consolidated segments	24	401	149	662
Corporate	3	—	5	6

Consolidated capital expenditures	$27	$401	$154	$668

(in thousands)	June 30, 2008	December 31, 2007
Identifiable Assets
Information Technology	$3,181	$4,171
Industrial Products	4,903	4,932

Consolidated segments	8,084	9,103
Corporate	2,696	3,519

Consolidated assets	$10,780	$12,622

8.
Commitments and Contingencies — Please refer to Note 9 to our Consolidated Financial Statements included in our 2007 Form 10-KSB for a description of our commitments and contingencies. As a result of the sale of the VISaer business as described in Note 3, the VISaer property lease was assumed by the buyer. Accordingly, our future minimum lease payments for 2008, 2009 and 2010 will be lower than previously reported by $108,000, $145,000 and $85,000, respectively.

Legal Matters — In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendant to cease its infringing activities. The defendant has asserted various defenses. The parties are in the discovery phase of the case and no trial date has been set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the disputes will be resolved in its favor. During the quarter ended June 30, 2008, several rulings were made by the judge assigned to the case with respect to various motions submitted by ChemFree and J. Walter Co. Ltd. and J. Walter, Inc. One of the rulings awarded ChemFree legal expenses related to a certain matter in an amount to be determined. Since the amount and timing of the award have not been determined at this time, no amount for awarded legal expenses has been accrued in the accompanying consolidated financial statements included in this filing.

ISC Guarantees — In conjunction with a Software License Agreement entered into on June 12, 2003 between our CoreCard subsidiary and a CoreCard customer, ISC entered into a letter of guarantee with the CoreCard customer. Under the guarantee, in the event that the Software License is terminated due to CoreCard discontinuing operations, ISC guaranteed to make available at its expense up to four employees to provide technical assistance to the customer during a transition period of up to one year. The guarantee expired unexercised in June 2008.
VISaer Stock Purchase Transaction — On April 3, 2008, the company acquired additional shares of common stock of VISaer, Inc. from a minority shareholder. The purchase price for the stock was $125,000 paid in cash plus an additional amount to be paid in the future, contingent upon the net amount of cash realized by Intelligent Systems (calculated in accordance with a formula agreed between the parties) resulting from the VISaer sale transaction. Presently, the company estimates that the additional amount that would be payable to the minority shareholder in 2010, 2011 and 2012 (based on the guaranteed minimum payments of the VISaer buyer as explained in Note 3) aggregates approximately $126,000 ($150,000 discounted); accordingly, the company has accrued $126,000 as a long-term liability in the consolidated financial statements. The total purchase price for the additional VISaer stock, consisting of the initial payment of $125,000 and the accrued liability for future payments of $126,000, was recorded as additional goodwill of VISaer at the time of the transaction and included in the calculation of the gain on sale for the VISaer transaction.
9.
Income Taxes — Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 448 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN No. 48. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations. As of June 30, 2008, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the three or six months ended June 30, 2008 and 2007.
We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership exceeds 80 percent, as well as individual subsidiary returns in various states and foreign jurisdictions. Through April 15, 2008, our VISaer subsidiary filed a separate U.S. federal income tax return. For periods after April 15, 2008, we will include VISaer in our consolidated U.S. federal income tax return. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2003.
10.
New Accounting Pronouncements — In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FASB No.157”) to increase consistency and comparability in fair value measurements. FASB No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. FASB No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted FASB No. 157 effective January 1, 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.

On February 15, 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“FASB No.159”). FASB No. 159, which builds on other statements related to fair value such as FASB No. 157 above, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. FASB No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, we adopted FASB 159 effective January 1, 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.

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
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). The Information Technology sector has consisted of VISaer, Inc. (software for maintenance, repair and overhaul operations in the commercial aviation industry) and CoreCard Software, Inc. (software for managing accounts receivables, credit and debit cards). As discussed in Note 3 to the Consolidated Financial Statements, we sold our VISaer business as of April 16, 2008. Accordingly, the consolidated financial statements reported in this Form 10-Q and the discussion below do not include the results of our VISaer subsidiary as part of continuing operations.
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

We also frequently generate income or incur losses from non-operating sources and we may do so from time to time in the future. We may derive income from sales of holdings in subsidiary, affiliate and other minority-owned companies, as exemplified in the VISaer sale, discussed in more detail in Note 3 to the consolidated financial statements. Occasionally, we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and the notes to consolidated financial statements presented in this quarterly report.
Revenue — Total revenue from continuing operations in the three month periods ended June 30, 2008 was $3.7 million, a 23 percent increase compared to the second quarter of 2007. For the six month period ended June 30, 2008, total revenue from continuing operations was $7.8 million, an increase of 24 percent compared to the six month period in 2007.
•
Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.4 million in the three month period ended June 30, 2008, a 33 percent increase compared to $2.6 million in the three months ended June 30, 2007. For the six month period ended June 30, 2008, revenue from products increased by 31 percent to $7.4 million compared to $5.7 million in the same period in 2007. Product revenue associated with the ChemFree products (our Industrial Products segment) grew by 41 percent and 69 percent, respectively, in the three and six months ended June 30, 2008, compared to the same periods in 2007 and represented over 99 percent of product revenue in the three and six month periods ended June 30, 2008. ChemFree sales in the domestic market increased 41 percent and 74 percent in the three and six month periods of 2008 compared to the respective periods in 2007, principally due to increased volume of products sold to a single end-user customer that began purchasing ChemFree products in mid-2007. ChemFree also experienced an increase in revenue in international markets of 37 percent and 42 percent, respectively, in the three and six month periods of 2008 compared to the same periods in 2007 due mainly to an increase in quantity of goods sold in the European markets, offset in part by lower revenue levels at certain domestic US resellers. ChemFree does not expect the same period-to-period growth in the second half of 2008 as was reported in the first half of 2008. Software license revenue associated with the Information Technology segment was minimal in the three and six month periods ended June 30, 2008 compared to approximately $1.3 million in license revenue in the six months ended June 30, 2007, which reflected primarily a single software license contract recognized by our CoreCard Software subsidiary in the first quarter of 2007. The company recognizes software license revenue only upon completion of each contract and acceptance by customers. At June 30, 2008, CoreCard Software had approximately $1.8 million in deferred revenue associated with in-process customer contracts that it expects to recognize upon contract completion within the next six months or so.

•
Service revenue associated with the Information Technology segment decreased by 34 percent and 39 percent, respectively, in the three and six month periods ended June 30, 2008 as compared to the same periods last year. The change is attributed mainly to a decline in professional services billings for software services. More resources were involved in product development activities and in-process contracts rather than billable services in the first six months of 2008.

Cost of Revenue — Total cost of revenue was 57 percent of total revenue in both the three and six month periods ended June 30, 2008 compared to 61 percent and 48 percent of total revenue in the comparable periods in 2007. The change is related principally to changes in the product mix from period to period.
•
Cost of product revenue was approximately the same, averaging 55 percent of product revenue, in the three and six month periods of 2008 compared to 58 percent and 45 percent of product revenue in the same periods in 2007. The principal reason for the difference in product cost as a percent of product revenue is that almost all of the product revenue in the first half of 2008 is from sales of ChemFree’s parts washers and consumables which have a higher cost of revenue than do software licenses. By comparison, in the first half of 2007, product revenue included $1.1 million in software licenses which have a low cost of revenue.

•
Cost of service revenue (which relates to the software subsidiaries only) was 72 percent and 105 percent of service revenue in the three and six month periods ended June 30, 2008 compared to 78 percent and 74 percent of service revenue in the respective periods in 2007. The change between periods reflects primarily the fact that costs associated with CoreCard’s customer support activities were significantly higher in the first three months of 2008 than in the same period in 2007. CoreCard is providing a high level of support to its initial customers to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth. Cost of services as a percentage of service revenue is expected to decrease as the installed base of CoreCard customers increases.

Operating Expenses — In the three month period ended June 30, 2008, total consolidated operating expenses were 42 percent higher than in the corresponding period in 2007. In the six month periods ended June 30, 2008, total consolidated operating expenses were 39 percent higher than in the same period in 2007. Consolidated marketing expenses grew 51 percent and 78 percent, respectively, in the three and six month periods in 2008 compared to the same periods in 2007, principally reflecting higher sales commission expense associated with the increase in ChemFree’s domestic sales in 2008 as well as an increase in CoreCard’s marketing personnel expense. Consolidated general and administrative expenses increased by 52 percent and 51 percent, respectively, in the three and six months periods ended June 30, 2008 as compared to the corresponding periods in 2007. The increase is mainly due to higher legal expenses related to the patent matter described in Note 8 to the consolidated financial statements as well as increased payroll and bonus expense at the ChemFree subsidiary. Consolidated research and development expenses was higher by 24 percent and six percent, respectively, in the three and six month periods ended June 30, 2008 as compared to the corresponding periods in 2007. The increase in the second quarter of 2008 is due principally to an increase in US employee payroll and consultant expenses at CoreCard, an increase in average wages for our Romania and India based employees in part due to relatively stronger local currencies compared to the US dollar, and a lower allocation of R&D expenses to specific in-process contracts in the second quarter of 2008 as compared with 2007.
Interest Income (Expense) — We recorded net interest expense of $4,000 and $9,000 in the three and six month periods ended June 30, 2008 compared to $45,000 and $111,000 in net interest income in the respective periods in 2007. The difference between periods is due to greater interest expense related to higher bank borrowings in 2008, mainly during the first quarter of 2008 prior to the sale of the VISaer business.
Investment Income (Loss) — We did not have any investment income or loss in the three and six month periods ended June 30, 2008. We recorded investment income of $92,000 and $81,000 in the three and six month periods ended June 30, 2007 reflecting cash distributions related to previously owned investments in Horizon Software and Aderis Pharmaceuticals offset in part by a loss on the sale of a marketable security.
Equity Earnings of Affiliate Companies — On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $27,000 and $53,000 in net equity income of one affiliate company in the three and six month periods ended June 30, 2008 compared to net equity income of $41,000 and $42,000 in the respective three and six month periods of 2007. The change between periods reflects changes in profitability of the affiliate company.
Income Taxes — We recorded $5,000 and $17,000 in the three and six month periods ended June 30, 2008 for income tax liability related to several miscellaneous state tax liabilities. We did not accrue for any income tax liability in the first half of 2008 and we believe our net deferred tax assets should be fully reserved at June 30, 2008 given their character and our historical losses.
Discontinued Operations
Net loss from Discontinued Operations — The amounts recorded in 2008 and 2007 reflect the operations of our VISaer subsidiary which has been classified as a discontinued operation as a result of the sale of the VISaer business as explained in Note 3 to the consolidated financial statements.
Gain on Sale of Discontinued Operations — In the second quarter of 2008, we recorded a gain of $2,884,000 reflecting the sale of the VISaer business. In the six month period in 2007, we recorded an additional gain of $97,000 on the 2006 sale of our QS business as a result of the buyer confirming that no post-closing adjustments would be asserted.
Liquidity and Capital Resources
Our cash balance at June 30, 2008 was $1,162,000 compared to a cash balance of $554,000 at December 31, 2007. During the six months ended June 30, 2008, our principal sources of cash were cash proceeds of $3,025,000 from the sale of the VISaer business, $1,225,000 representing payment in full of the earnout payments due from the buyer of our QS business in 2006 which had been earned in 2007 and recorded in the category “other current assets”, and bank borrowings aggregating $1.5 million, including $1.4 million under our line of credit and $122,000 under a term loan for ChemFree’s new accounting software system. In the six months ended June 30, 2008, we used proceeds from the VISaer sale to pay down the outstanding balance of $1.4 million on our line of credit and used approximately $1.7 million in the aggregate to support CoreCard Software and our international R&D operations. We also paid $125,000 to purchase additional common stock in VISaer as explained in Note 8 to the consolidated financial statements. Other changes in working capital included a decline of $112,000 in ChemFree inventory and a decrease of $565,000 in accounts payable, reflecting primarily payables assumed by the VISaer buyer as well as a lower volume of inventory purchases at ChemFree.

We currently project that we will have sufficient liquidity from cash on hand, monthly payments on notes receivable, projected customer payments and working capital borrowings to support our current level of operations in the foreseeable future. We are also considering the possibility of raising additional funding in order to accelerate and support our CoreCard subsidiary’s new marketing initiatives, product development and rollout, and infrastructure investment, although it is too early to tell in what form or whether such funding would be available, if at all, on terms acceptable to the company. We renewed our $2.0 million line of credit on December 1, 2007 and will use it as necessary to support any short-term cash needs. We presently project that we will have sufficient accounts receivable and inventory balances throughout the year to support the borrowing base for any required draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash during 2008. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned. As a result, we may need to increase the use of our bank line of credit, scale back operations or seek alternative financing.
Beyond the next twelve months, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the consolidated financial statements contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for 2007. During the six month period ended June 30, 2008, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2007.
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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•	Delays in CoreCard’s software development projects could cause customers to delay implementations, delay payments or cancel contracts, which would increase our costs and reduce our revenue.

•
Our CoreCard subsidiary could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

•
One of ChemFree’s customers represented approximately 45 percent of consolidated revenue in the first six months of 2008; any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

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
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 9 to the consolidated financial statements included in our 2007 Form 10-KSB. Except as explained in Note 8 in this Form 10-Q, we are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
Item 4. Controls and Procedures
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than as described in Note 8 to the consolidated financial statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of June 30, 2008, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on May 29, 2008, the shareholders reelected Parker H. Petit to serve as director until the Annual Meeting of Shareholders in 2011. Mr. Petit was elected by a vote of 3,616,923 For and 30,424 Withheld. Other directors whose terms continue after the Annual Meeting of Shareholders are John B. Peatman, James V. Napier and J. Leland Strange.
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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: August 14, 2008	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 14, 2008	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Descriptions
2.1
Asset Purchase Agreement among IBS Technics, Inc., Intelligent Systems Corporation, VISaer (UK) Limited and VISaer, Inc. dated April 4, 2008. (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated April 16, 2008.)

3 .1
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