Form 10-Q
period 2008-09-30
INTELLIGENT SYSTEMS CORP
filed 2008-11-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2008, 4,478,971 shares of Common Stock of the Issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$674	$554
Accounts receivable, net	2,370	2,139
Notes and interest receivable, current portion	481	540
Inventories	1,248	1,424
Other current assets	711	2,217

Total current assets	5,484	6,874

Long-term investments	1,246	1,127
Notes and interest receivable, net of current portion	1,298	350
Property and equipment, at cost less accumulated depreciation	1,660	1,894
Goodwill	369	2,047
Other intangibles, net	279	313
Other assets	—	17

Total assets	$10,336	$12,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$343	$593
Note payable, current portion	97	—
Accounts payable	975	1,482
Deferred revenue	2,336	2,527
Accrued payroll	757	1,162
Accrued expenses and other current liabilities	1,001	1,235

Total current liabilities	5,509	6,999
Long-term liabilities	272	95

Commitments and contingencies (Note 8)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at September 30, 2008 and December 31, 2007	45	45
Additional paid-in capital	18,452	18,437
Accumulated other comprehensive loss	(194)	(127)
Accumulated deficit	(15,264)	(14,343)

Total stockholders’ equity	3,039	4,012

Total liabilities and stockholders’ equity	$10,336	$12,622

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Products	$2,884	$4,657	$10,275	$10,315
Services	305	149	709	798

Total revenue	3,189	4,806	10,984	11,113

Cost of revenue
Products	1,573	2,673	5,582	5,239
Services	185	170	606	650

Total cost of revenue	1,758	2,843	6,188	5,889

Expenses
Marketing	620	978	2,158	1,843
General & administrative	907	1,019	3,429	2,690
Research & development	902	847	2,615	2,459

Loss from operations	(998)	(881)	(3,406)	(1,768)

Other income (expense)
Interest income (expense), net	5	39	(4)	152
Investment income	—	—	—	81
Equity in income of affiliate companies	21	6	74	48
Other expense	(1)	(28)	(1)	(34)

Loss from continuing operations before income taxes	(973)	(864)	(3,337)	(1,521)
Income taxes	12	4	29	4

Loss from continuing operations	(985)	(868)	(3,366)	(1,525)
Income (loss) from discontinued operations	7	(114)	(439)	(609)
Gain on sale of discontinued operations, no tax effect	—	—	2,884	97

Net loss	$(978)	$(982)	$(921)	$(2,037)

Loss per share from continuing operations:
Basic	$(0.22)	$(0.19)	$(0.75)	$(0.34)
Diluted	$(0.22)	$(0.19)	$(0.75)	$(0.34)
Income (loss) per share from discontinued operations:
Basic	$—	$(0.03)	$0.55	$(0.11)
Diluted	$—	$(0.03)	$0.54	$(0.11)
Loss per share:
Basic	$(0.22)	$(0.22)	$(0.20)	$(0.45)
Diluted	$(0.22)	$(0.22)	$(0.20)	$(0.45)

Basic weighted average common shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,545,837	4,478,971	4,545,764	4,478,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2008	2007

OPERATIONS:
Net loss	$(921)	$(2,037)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	384	346
Stock-based compensation expense	15	8
Gain on sale of discontinued operations	(2,884)	(97)
Non-cash interest expense (income), net	(33)	—
Investment income	—	(81)
Equity in income of affiliate companies	(74)	(48)
Changes in operating assets and liabilities
Accounts receivable	(231)	(736)
Accrued interest receivable	5	93
Inventories	175	(194)
Other current assets	811	303
Accounts payable	(35)	718
Accrued payroll	(146)	(8)
Deferred revenue	393	(476)
Accrued expenses and other current liabilities	(290)	321
Other liabilities	(35)	(38)

Cash used for operating activities	(2,866)	(1,926)

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	3,025	—
Investment in subsidiary	(125)	—
Proceeds from sale of investment or marketable securities	—	39
Proceeds from notes and interest receivable	407	3,278
Payments on notes payable	(168)	(105)
Purchases of property and equipment	(133)	(989)

Cash provided by investing activities	3,006	2,223

FINANCING ACTIVITIES:
Borrowings under line of credit	1,743	—
Repayments made under line of credit	(1,820)	—
Borrowings under other short-term arrangements	124	156

Cash provided by financing activities	47	156

Effects of exchange rate changes on cash	(67)	(26)

Net increase in cash	120	427
Cash at beginning of period	554	2,136

Cash at end of period	$674	$2,563

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12	$3
Cash paid during the period for income taxes	$12	$8
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Line of Credit and Notes Payable: As explained in more detail in Note 6 to our Consolidated Financial Statements included in our Form 10-KSB for the year ended December 31, 2007, our ChemFree subsidiary borrowed $176,000 under a short-term line of credit, which amount is included in the line item Line of Credit on the Consolidated Balance Sheet as of December 31, 2007. ChemFree borrowed an additional $124,000 in the first quarter of 2008 and then converted the aggregate amount into a 3 year term loan effective February 24, 2008. As of September 30, 2008, the outstanding balance under the term loan is included in the categories Note Payable, Current Portion and Long-Term Liabilities on the Consolidated Balance Sheet.
Sale of VISaer Business (Discontinued Operations):
Below is a reconciliation of the cash and non-cash activities associated with the sale of the VISaer business, as disclosed in Note 3 to the Consolidated Financial Statements.

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

2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2008 and 2007. The interim results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2007, as filed in our Annual Report on Form 10-KSB.

3.
Discontinued Operations - Effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”) between IBS Technics, Inc. (“IBS Technics”) and VISaer. IBS Technics is a subsidiary of IBS Software Services, Inc., a software services company that had previously provided certain software development services to VISaer as an independent third party contractor.

The purchase price consisted of $3,025,000 paid in cash at closing plus future earn-out and contingent payments to be paid over four years based on certain performance metrics of the VISaer business following the sale, with guaranteed minimum payments aggregating $1.5 million in cash (discounted to a net present value of $1,261,000), payable in three equal installments in 2010, 2011 and 2012. In addition, IBS Technics assumed approximately $258,000 in liabilities of VISaer related to employee vacation benefits and $437,000 payable to IBS Technics for prior services. IBS hired the VISaer employees as of the effective date of the transaction. IBS Technics acquired assets, net of liabilities, of $48,000 related to customer contracts and assumed the ongoing liabilities and obligations associated with such contracts. We retained the remainder of the liabilities of the VISaer business along with cash and accounts receivable aggregating approximately $465,000 as of the closing date. Based on the carrying value of the assets and liabilities transferred to IBS Technics and the estimated costs and expenses incurred in connection with the sale, the company reported a gain on the sale transaction of $2,884,000 in the quarter ended June 30, 2008.

The transaction also provides for contingent payments which may be earned based on the attainment by the acquired VISaer business of certain levels of revenue in each of the calendar years 2008 through 2011. As the amount, if any, of such payments is not quantifiable at this time, no amount has been recorded for such contingency payments.

The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2008	2007	2008	2007
Net sales	$—	$988	$761	$2,587
Operating loss	(17)	(87)	(471)	(566)
Income (loss) from discontinued operations	7	(114)	(439)	(609)

4.
Comprehensive Income (Loss) - In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of	Three Months Ended		Nine Months Ended
Comprehensive Loss	September 30,		September 30,
(unaudited, in thousands)	2008	2007	2008	2007
Net loss	$(978)	$(982)	$(921)	$(2,037)
Other comprehensive income (loss) Foreign currency translation adjustment	—	(12)	(67)	(142)

Comprehensive loss	$(978)	$(994)	$(988)	$(2,179)

5.
Stock-based Compensation - At September 30, 2008, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS No. 123. We adopted SFAS No.123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. As a result of adopting SFAS No. 123R, we recorded $6,000 and $4,000 of stock based compensation expense for the three months ended September 30, 2008 and 2007, respectively, and $15,000 and $8,000 of stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively.

The estimated fair value of options granted is calculated using the Black Scholes option pricing model with assumptions as previously disclosed in our Form 10-KSB.

As of September 30, 2008, there is $18,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2008, a total of 12,000 options were granted to the three independent members of the board of directors pursuant to the Non-employee Director Stock Option Plan (“Director Plan”). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. No options were exercised or forfeited during the three and nine months ended September 30, 2008. The following table summarizes options as of September 30, 2008:

			Wgt Avg	Aggregate
		Wgt Avg	Remaining Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at September 30, 2008	221,000	$2.46	4.7	$65,582
Vested and exercisable at September 30, 2008	203,000	$2.37	4.2	$65,582

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

6.
Concentration of Revenue - The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited)	2008	2007	2008	2007
ChemFree Customer A	43%	64%	45%	36%
ChemFree Customer B	12%	—	14%	12%
ChemFree Customer C	12%	—	10%	—
ChemFree Customer D	—	—	10%	10%

7.
Industry Segments - Segment information is presented consistently with the basis described in the 2007 Form 10-KSB. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited, in thousands)	2008	2007	2008	2007
Information Technology
Revenue	$320	$166	$751	$2,119
Operating loss	(914)	(995)	(2,936)	(1,406)
Industrial Products
Revenue	2,869	4,640	10,233	8,994
Operating income	98	312	270	491

Consolidated Segments
Revenue	3,189	4,806	10,984	11,113
Operating loss	(816)	(683)	(2,666)	(915)
Corporate expenses	(182)	(198)	(740)	(853)

Consolidated operating loss from continuing operations	$(998)	$(881)	$(3,406)	$(1,768)

Depreciation and Amortization
Information Technology	$14	$48	$73	$122
Industrial Products	103	30	291	140

Consolidated segments	117	78	364	262
Corporate	7	5	20	16

Consolidated depreciation and amortization	$124	$83	$384	$278

Capital Expenditures
Information Technology	$(32)	$62	$(68)	$541
Industrial Products	9	255	194	436

Consolidated segments	(23)	317	126	977
Corporate	1	4	10	10

Consolidated capital expenditures	$(22)	$321	$136	$987

(in thousands)	September 30, 2008	December 31, 2007
Identifiable Assets
Information Technology	$3,388	$4,171
Industrial Products	5,015	4,932

Consolidated segments	8,403	9,103
Corporate	1,933	3,519

Consolidated assets	$10,336	$12,622

8.
Commitments and Contingencies - Please refer to Note 9 to our Consolidated Financial Statements included in our 2007 Form 10-KSB for a description of our commitments and contingencies. As a result of the sale of the VISaer business as described in Note 3, the VISaer property lease was assumed by the buyer. Accordingly, our future minimum lease payments for 2008, 2009 and 2010 will be lower than previously reported by $108,000, $145,000 and $85,000, respectively.

Legal Matters - In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendant to cease its infringing activities. The defendant has asserted various defenses. The parties have completed the discovery phase of the case and no trial date has been set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the disputes will be resolved in its favor. During the second and third quarter of 2008, several pre-trial rulings were made by the judge assigned to the case with respect to various motions submitted by ChemFree and J. Walter Co. Ltd. and J. Walter, Inc. One of the rulings awarded ChemFree legal expenses related to a certain matter in an amount to be determined. Since the amount of the award has not been determined at this time, no amount for awarded legal expenses has been accrued in the accompanying Consolidated Financial Statements included in this filing.

VISaer Stock Purchase Transaction - On April 3, 2008, the company acquired additional shares of common stock of VISaer, Inc. from a minority shareholder. The purchase price for the stock was $125,000 paid in cash plus an additional amount to be paid in the future, contingent upon the net amount of cash realized by Intelligent Systems (calculated in accordance with a formula agreed between the parties) resulting from the VISaer sale transaction. Presently, the company estimates that the additional amount that would be payable to the minority shareholder in 2010, 2011 and 2012 (based on the guaranteed minimum payments of the VISaer buyer as explained in Note 3) aggregates approximately $126,000 ($150,000 undiscounted); accordingly, the company has accrued $126,000 as a long-term liability in the Consolidated Financial Statements. The total purchase price for the additional VISaer stock, consisting of the initial payment of $125,000 and the accrued liability for future payments of $126,000, was recorded as additional goodwill of VISaer at the time of the transaction and included in the calculation of the gain on sale for the VISaer transaction.

9.
Income Taxes - Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN No. 48. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations. As of September 30, 2008, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No such interest expense or penalties were recognized during the three or nine months ended September 30, 2008 and 2007.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership exceeds 80 percent, as well as individual subsidiary returns in various states and foreign jurisdictions. Through April 15, 2008, our VISaer subsidiary filed a separate U.S. federal income tax return. For periods after April 15, 2008, we will include VISaer in our consolidated U.S. federal income tax return. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2005.

10.
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

•
Economic and marketplace trends may impact our subsidiaries differently or not at all and our software subsidiary has limited experience in its marketplace which may affect its ability to identify and evaluate trends that may impact its business.

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
Revenue - Total revenue from continuing operations in the three month period ended September 30, 2008 was $3.2 million, a 34 percent decrease compared to the third quarter of 2007. For the nine month period ended September 30, 2008, total revenue from continuing operations was $11.0 million, a one percent decline compared to $11.1 million in the nine month period in 2007.
•
Revenue from products, which includes sales of equipment in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2.9 million in the three month period ended September 30, 2008, a 38 percent decline compared to $4.7 million in the three months ended September 30, 2007. For the nine month period ended September 30, 2008, revenue from products was $10.3 million, essentially flat compared to the same period in 2007. The decline in product revenue in the third quarter of 2008 compared to the prior year is primarily associated with a change in domestic sales of ChemFree products (our Industrial Products segment) due to the fact that in the third quarter of last year, a new customer began a national program to sell ChemFree products to its installed customer base, resulting in a high initial volume of sales. With the initial rollout complete, the number of new machines sold to this customer in the third quarter of 2008 was lower than during the peak period last year. ChemFree experienced an increase of 14 percent in revenue in the nine month period ended September 30, 2008 as compared to the nine month period in 2007, reflecting a 12 percent increase in domestic sales and a 26 percent increase in international sales. Sales of ChemFree’s fluid and filter consumables increased significantly in both the three and nine month periods of 2008 compared to 2007, reflecting the increasing base of users of its SmartWasher part washers. Due to general economic conditions and uncertainty about the impact of a slowing economy on the automotive repair and supplies industry, the company is planning for relatively flat or perhaps slightly lower volume of machine sales than in the third quarter of 2008 and is carefully managing its costs and inventory levels accordingly. ChemFree’s installed base of lease customers as well as the need for customers to purchase replacement consumable supplies provide an ongoing base of business that we believe will be relatively unaffected by fluctuations in general economic conditions. Software license revenue associated with the Information Technology segment was minimal in the three and nine month periods ended September 30, 2008 compared to approximately $1.3 million in license revenue in the nine months ended September 30, 2007 (which reflected primarily a single software license contract recognized by our CoreCard Software subsidiary in the first quarter of 2007). The company recognizes software license revenue only upon completion of each contract and acceptance by customers. At September 30, 2008, CoreCard Software had approximately $1.6 million in deferred revenue associated with in-process customer contracts that it expects to recognize upon contract completion within the next three to six months, depending to a large extend on customer go-live schedules.

•
Service revenue associated with the Information Technology segment was nine percent higher and seven percent lower, respectively, in the three and nine month periods ended September 30, 2008 compared to the same periods last year. The change is attributed mainly to changes in the amount and timing of professional services projects that are requested and delivered to CoreCard customers. Revenue from professional services can vary considerably from period to period based mainly on the timing of customer projects.

•
Turmoil in the global financial markets could impact CoreCard’s revenue and prospects in the foreseeable future if customers or prospects postpone software purchases or implementations. We are carefully monitoring the evolving dynamics in the marketplace and have proactively taken steps to lower expenses through reduction in payroll and discretionary marketing spending. We expect to support existing customers and contracts and to continue to add new prospects and customers as opportunities arise in these uncertain times.

Cost of Revenue - Total cost of revenue was 55 percent and 56 percent of total revenue in the three and nine month periods ended September 30, 2008, respectively, compared to costs of 59 percent and 53 percent of total revenue in the comparable periods in 2007. The change is related principally to changes in the product mix from period to period.
•
Cost of product revenue was 55 percent and 54 percent of product revenue in the three and nine month periods, respectively, in 2008 compared to 57 percent and 51 percent of product revenue in the respective periods in 2007. The principal reason for the slight decline in product cost as a percent of product revenue in the third quarter of 2008 is due mainly to a favorable mix of higher margin consumable supplies to machine sales. In the nine month period of 2008, cost of product revenue as a percent of product revenue was slightly higher than in the same period last year because in the nine month period in 2007, product revenue included $1.1 million in software licenses which have a low cost of revenue. Excluding the software revenue, cost of product revenue in the nine month period ended September 30, 2007 would have been 58 percent of product revenue compared to 54 percent in the same period in 2008 due to a favorable mix of higher margin consumable supplies to machine sale in the current year.

•
Cost of service revenue (which relates to our software business only) was 60 percent and 86 percent of service revenue in the three and nine month periods ended September 30, 2008 compared to 114 percent and 82 percent of service revenue in the respective periods in 2007. Services include maintenance and customer support activities as well as professional services for software projects. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. CoreCard is providing a high level of support to its initial customers to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth. Cost of providing routine maintenance and support services as a percentage of service revenue is expected to decrease as CoreCard’s installed base of customers increases whereas the cost of professional services as a percent of revenue is expected to have a relatively stable gross margin percentage from period to period.

Operating Expenses - In the three month period ended September 30, 2008, total consolidated operating expenses were 15 percent lower than in the corresponding period in 2007. In the nine month period ended September 30, 2008, total consolidated operating expenses were 17 percent higher than in the same period in 2007. Consolidated marketing expenses declined 37 percent in the three month period in 2008 but increased by 17 percent year-to-date 2008 compared to the same periods in 2007. The changes between periods reflect principally fluctuations in sales commission expense associated with certain of ChemFree’s domestic sales, as well as an increase in CoreCard’s marketing personnel expense. Consolidated general and administrative expenses were 11 percent lower in the third quarter of 2008 but 27 percent higher in the nine month period of 2008 as compared to the respective three and nine month periods in 2007. The changes reflect primarily period-to-period fluctuations in legal expenses related to the ChemFree patent matter described in Note 8 to the Consolidated Financial Statements with significantly higher expenses year-to-date in 2008 but lower expenses in the third quarter of 2008 compared to the same period last year. In addition, there were increases in 2008 in depreciation and consulting expenses associated with implementation of a new accounting system and higher payroll and bonus expense at the ChemFree subsidiary. Consolidated research and development expenses were higher by six percent in both the three and nine month periods ended September 30, 2008 as compared to the corresponding periods in 2007. The increase is due principally to a combination of fluctuations in US employee payroll and consultant expenses at CoreCard and an increase in average wages for our Romania and India based employees in part due to relatively stronger local currencies compared to the US dollar in 2008.
Interest Income (Expense) - We recorded net interest income of $5,000 and net interest expense of $4,000 in the three and nine month periods ended September 30, 2008 compared net interest income of $39,000 and $152,000 in the respective periods in 2007. The difference between periods is due to greater interest expense in 2008 related to higher bank borrowings mainly during the first quarter of 2008 prior to the sale of the VISaer business.
Investment Income (Loss) - We did not have any investment income or loss in the three and nine month periods ended September 30, 2008. We recorded investment income of $81,000 in the nine month periods ended September 30, 2007 reflecting cash distributions related to previously owned investments in Horizon Software and Aderis Pharmaceuticals offset in part by a loss on the sale of a marketable security.
Equity Earnings of Affiliate Companies - On a quarterly basis, we recognize our pro rata share of the earnings or losses of affiliate companies that we record on the equity method. We recorded $21,000 and $74,000 in net equity income of one affiliate company in the three and nine month periods ended September 30, 2008 compared to net equity income of $6,000 and $48,000 in the respective three and nine month periods of 2007. The change between periods reflects increased profitability of the affiliate company.

Income Taxes - We recorded $12,000 and $29,000 in the three and nine month periods ended September 30, 2008 for income tax liability related to several miscellaneous state tax liabilities. We believe our net deferred tax assets should be fully reserved at September 30, 2008 given their character and our historical losses.
Discontinued Operations
Net Loss from Discontinued Operations - The amounts recorded in 2008 and 2007 reflect the operations of our VISaer subsidiary which has been classified as a discontinued operation as a result of the sale of the VISaer business as explained in Note 3 to the Consolidated Financial Statements.
Gain on Sale of Discontinued Operations - In the second quarter of 2008, we recorded a gain of $2,884,000 reflecting the sale of the VISaer business. In the nine month period in 2007, we recorded an additional gain of $97,000 on the 2006 sale of our QS business as a result of the buyer confirming that no post-closing adjustments would be asserted.
Liquidity and Capital Resources
Our cash balance at September 30, 2008 was $674,000 compared to a cash balance of $554,000 at December 31, 2007. During the nine months ended September 30, 2008, our principal sources of cash were cash proceeds of $3,025,000 from the sale of the VISaer business, $1,225,000 representing payment in full of the earnout payments due from the buyer of our QS business in 2006 which had been earned in 2007 and recorded in the category “other current assets” as of December 31, 2007, and bank borrowings aggregating $1,867,000, including $1,743,000 under our line of credit and $124,000 under a term loan for ChemFree’s new accounting software system. In the nine months ended September 30, 2008, we used proceeds from the VISaer sale to pay down $1,820,000 on our line of credit and used approximately $2,660,000 in the aggregate to support CoreCard Software and our international R&D operations. We also paid $125,000 to purchase additional common stock in VISaer as explained in Note 8 to the Consolidated Financial Statements. Other changes in working capital included a decline of $176,000 in ChemFree inventory, a decrease of $507,000 in accounts payable, reflecting primarily payables assumed by the VISaer buyer, and a net increase of $231,000 in accounts receivable related mainly to ChemFree.
We currently project that we will have sufficient liquidity from cash on hand, monthly payments on notes receivable, projected customer payments and working capital borrowings to support our operations in the foreseeable future. Due to uncertainty regarding general economic and financial market conditions and the extent to which customer buying decisions in the near-term will be impacted (both for ChemFree and CoreCard), the company implemented some cost reduction measures early in the fourth quarter of 2008 including reductions in payroll expense and discretionary spending and will make further reductions if conditions deteriorate. We are also considering the possibility of raising additional funding in order to accelerate and support our CoreCard subsidiary’s marketing initiatives, product development and rollout, although it is too early to tell in what form or whether such funding would be available, if at all, on terms acceptable to the company. We expect to renew our $2.0 million line of credit on December 1, 2008 and will use it as necessary to support any short-term cash needs. We presently project that we will have sufficient accounts receivable and inventory balances for the foreseeable future to support the borrowing base for any required draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall. Furthermore, although we have no indication that the line of credit will not be renewed, if the bank does not renew our line of credit, we may experience a short-term cash shortfall. Several significant milestone payments on CoreCard contracts are expected in the fourth quarter of 2008. Delays in meeting project milestones or software delivery commitments could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk to successfully performing under these contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned. As a result, we may need to increase the use of our bank line of credit, scale back operations or seek alternative financing.
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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-KSB for 2007. During the nine month period ended September 30, 2008, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-KSB for 2007.
Factors That May Affect Future Operations
Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with any certainty mainly because CoreCard is an early stage company with limited revenue and experience in its markets, is relatively small in size, and revenue tends to be associated with fewer and larger sales than in the Industrial Products segment. Thus any trend or delay that affects our subsidiary could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•
Turmoil in the global financial markets could have a serious negative impact on CoreCard due to potential customers (most of whom are financial institutions) delaying purchase or implementation decisions.

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

•
One of ChemFree’s customers represented approximately 45 percent of consolidated revenue in the first nine months of 2008; any unforeseen changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

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

•
Failure to meet the continued listing standards of NYSE Alternext US (formerly The American Stock Exchange) could result in delisting of our common stock, with a potentially negative impact on market price and liquidity of our common stock.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than as described in Note 8 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of September 30, 2008, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 14, 2008	By:	/s/ J. Leland Strange J. Leland Strange
Chief Executive Officer, President

Date: November 14, 2008	By:	/s/ Bonnie L. Herron Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Descriptions
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