Form 10-K
period 2008-12-31
INTELLIGENT SYSTEMS CORP
filed 2009-03-27
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (770) 381-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	NYSE Alternext US
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter.
The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2008 was $8,106,000 (computed using the closing price of the Common Stock on June 30, 2008 as reported by the NYSE Alternext US).
As of February 28, 2009, 4,478,971 shares of Common Stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I
Forward-Looking Statements
In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis in Item 7 of this Form 10-K. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
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
Since the early 1980’s, we have conducted our operations principally through wholly and majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Depending upon the needs of each company, we may undertake a variety of roles including day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative roles, and similar functions. Currently, our subsidiary and affiliate companies are primarily in the information technology industry (principally software for business applications) although our largest subsidiary company is in the industrial products industry. A common thread in our corporate and subsidiary efforts is bringing new applications of technologies to business markets. Thus, one element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. From time to time, we see promising companies or technologies that may be candidates for acquisition or that we believe are in line with our corporate or subsidiaries’ strategic direction, thus warranting an investment of our time and money in order to build future shareholder value. In addition, from time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time, our results of operations may vary considerably from quarter-to-quarter and year-to-year, and our past performance is not necessarily indicative of future results.
Financial Reporting
We consolidate the results of operations of companies in which we own a majority interest or over which we exert control. We generally account for investments by the equity method for minority owned companies in which we own 20 to 50 percent and over which we do not exert control. In general, under the equity method, we report our pro rata share of the income or loss generated by each of these businesses as equity income/losses of affiliates on a quarterly basis. These equity losses and income decrease or increase, respectively, the cost basis of our investment. Privately owned corporations in which we own less than 20 percent of the equity are carried at the lower of cost or market.
Intelligent Systems Corporation

Industry Segments Overview
Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology Products and Services segment includes CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”). As of December 31, 2008, we own 100 percent of ChemFree and 95 percent of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, that perform software development and testing for CoreCard. On April 16, 2008, we sold the business of our VISaer, Inc. subsidiary and accordingly, we have classified the VISaer operations as Discontinued Operations for all periods presented.
In our Industrial Products segment, the ChemFree subsidiary designs, assembles and sells bioremediating parts washers and associated supplies that are used by commercial, industrial, military and government agencies to maintain and service machinery or vehicles used in their operations. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. Customers purchase replacement supplies consisting of fluid and filters from us after the initial parts washer sale. In some cases, we provide equipment to multi-site corporate users under leases which typically range between three and four years.
In our Information Technology Products and Services segment, the CoreCard Software subsidiary designs, develops and licenses application software products that are used by business customers to manage their financial transaction processing operations. Our software products are typically sold in competitive situations with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $150,000 to over $1 million. We also derive service revenue from implementation, customization, training and support services. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required, the timing of revenue recognition on software contracts is not generally predictable by us with any degree of certainty and may lead to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and margins.
The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in ChemFree’s European business in late summer. The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries organized by industry segment. For further detailed financial information concerning our segments, see Note 16 in the accompanying Notes to Consolidated Financial Statements. For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis in Item 7 of this Form 10-K.
Industrial Products Segment
ChemFree Corporation — ChemFree, our largest subsidiary in terms of revenue, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the process and the SmartWasher® system is completely self-cleaning. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale. ChemFree has numerous U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets. As the leader in bio-remediating parts washers, ChemFree seeks to continually bring new product enhancements, formulations and features to the market.
ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors represented 12 percent of our consolidated revenue in both 2008 and 2007 and 15 percent and 14 percent of our Industrial Products Segment revenue in 2008 and 2007, respectively. Part of ChemFree’s revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.
Intelligent Systems Corporation

In the past two years, ChemFree increased its sales to large volume corporate customers such as Cintas and The Home Depot on a direct basis rather than through its distributor network. In both 2008 and 2007, one such corporate customer accounted for 46 percent of ChemFree’s revenue (37 percent and 32 percent of consolidated revenue in 2008 and 2007, respectively) as a result of the successful roll-out of a national sales program that supplied SmartWasher® machines and fluid and filter replenishment to the customer’s installed base of clients. As expected, the initial high volume of orders for SmartWasher® machines in 2007 and early 2008 declined to a lower monthly level in the second half of 2008 with steady follow-on sales of fluid and filters to the installed base of machines.
ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. ChemFree believes that overall domestic and international market demand for its products could increase significantly if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, continue to become increasingly stringent and such regulations are enforced effectively by state, local and national governments.
Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia. ChemFree also blends its proprietary fluid at its facility. While it is possible to acquire most parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds. One sub-assembly has only a single qualified supplier presently and shortages or price increases associated with such supplier could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold. In the past two years, the cost of certain parts has increased due to increases in the cost of plastic materials resulting from higher oil prices, which increase has been offset in part by cost reductions related to new product designs as well as price increases on certain products beginning in mid-2008.
Information Technology Products and Services Segment
CoreCard Software, Inc. — CoreCard was spun off from our former affiliate company, PaySys International, in April 2001. CoreCard designs, develops, and markets transaction processing software to accounts receivable businesses, financial institutions (such as banks and credit unions), retailers and processors to manage their credit and debit card, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. CoreCard has developed software applications based on its core financial transaction processing platform (CoreENGINE™) to address the unique requirements of customers issuing:
•
Credit/Debit Cards — involving revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc. Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e. MasterCard or VISA) bank cards, fleet cards and short-term consumer loans.

•
Prepaid Cards — involving pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest. Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, government assistance payments, and transit cards.

CoreCard products allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial transaction processing software allows customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than legacy mainframe computers, customers benefit from a lower overall cost-of-ownership, scalability, and increased flexibility to respond to market trends. CoreCard’s product functionality includes embedded multi-lingual, multi-currency support, a Web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries that support customer-defined pricing and payment terms.
Intelligent Systems Corporation

CoreCard’s principal target markets include accounts receivable businesses, prepaid cards issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets. The company expects that a significant amount of its bankcard business will come from international markets, particularly with respect to banks and similar institutions that are less inclined to outsource their processing than are the domestic U.S. banks. CoreCard competes with larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard also competes with third-party card processors that allow potential prospects to outsource their account transaction processing rather than acquire software to manage their transactions in-house. Certain of CoreCard’s competitors, including processors, may have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing customers with a robust technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe that CoreCard’s products can be configured and deployed to address problems in managing certain types of financial transactions that are not being addressed by other alternatives. CoreCard is also introducing a unique offering called Custom Processing, which it believes will be an attractive alternative particularly for small, pre-paid card issuers. Under the Custom Processing option, customers will contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with a built-in option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. One challenge facing many emerging software companies is overcoming the reluctance of risk-averse financial customers to acquire software from a company with limited customer installations. Through 2008, CoreCard therefore focused its extensive development and limited sales activities on establishing a growing base of reference customers in its target markets. In 2008, the company added new fleet and prepaid card customers to its reference base and plans to expand its marketing activities in 2009.
CoreCard licenses its software products typically for a one-time license fee or, in the case of its prepaid card software offering, for an initial installation charge and a monthly fee based on number of accounts processed. It provides maintenance and support services under annual contracts, as well as professional services for customization, implementation, testing and training activities. Generally, CoreCard expects to sell its products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify sell and support targeted opportunities. CoreCard’s principal software platform and modules include CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreSALES™ and CoreACQUIRE™ which are configured with additional or specific functionality to meet the market and/or customer requirements in applications such as private label, prepaid, bankcard or fleet.
The uncertainty and turmoil in the financial services sector of the domestic U.S. marketplace could have a negative impact on buying decisions for potential customers. It could also impact the willingness of banks and network associations (such as MasterCard or VISA) to approve new customer programs which could lower demand for our product and service offerings in the near-term.
Incubator Program
For almost twenty years, we have operated the Gwinnett Innovation Park (formerly called the Intelligent Systems Incubator) at our corporate facility in Norcross, a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to resources such as office space, conference facilities, telecommunication and network infrastructure, business advice and planning, and a network of professional services. Income from incubator companies reduces our total corporate facility and personnel costs. Because we have a large facility, we are able to offer the benefits of the incubator program to companies in which we have no ownership interest. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a very positive way.
Intelligent Systems Corporation

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
Research and Development
We spent $3.5 million and $3.3 million in the years ended December 31, 2008 and 2007, respectively, on company sponsored research and development. During the years ended December 31, 2008 and 2007, almost all of our consolidated research and development expense related to our CoreCard subsidiary, with the balance spent for research at ChemFree. In the past two years, we have averaged approximately 140 employees in our offshore operations in Romania and India for software development and testing for our Information Technology Products and Services Segment, at a lower cost per employee than the domestic workforce.
Patents, Trademarks and Trade Secrets
Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bioremediation used in the SmartWasher® system. ChemFree considers these patents an important component of its overall business strategy. Furthermore, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has one U.S. patent issued and another pending application in the U.S. covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, and others.
Personnel
As of February 28, 2009, we had 188 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries). Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.
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
Intelligent Systems Corporation

ITEM 2. PROPERTIES
At February 28, 2009, we have a lease covering approximately 61,000 square feet in Norcross, GA, to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease, which expires in June 2009, has an option to extend the lease for another five year term. Approximately 9 percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our small business incubator. We also lease a small office in Timisora, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries. We believe our facilities are adequate for the foreseeable future. We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.
ITEM 3. LEGAL PROCEEDINGS
Our ChemFree subsidiary devotes considerable resources, including management time and legal fees, to protect its rights in various patents and related contracts and expects to continue to do so in the foreseeable future. From time to time, these efforts involve initiating legal action such as the action described below.
In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendant to cease its infringing activities. The defendant has asserted various defenses. The parties have completed the discovery phase of the case; no trial date has been set but we expect the matter could come to trial in mid-2009 at the earliest. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the dispute will be resolved in its favor. During the second and third quarter of 2008, several pre-trial rulings were made by the judge assigned to the case with respect to various motions submitted by ChemFree and J. Walter Co. Ltd. and J. Walter, Inc. One of the rulings awarded ChemFree legal expenses related to a certain matter in an amount to be determined. Since the amount of the award has not been determined at this time, no amount for awarded legal expenses has been accrued in the accompanying Consolidated Financial Statements included in this Form 10-K.
From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We did not submit any matter to a vote of our shareholders during the fiscal quarter ended December 31, 2008.
Intelligent Systems Corporation

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on the NYSE Alternext US (“NYSE”) under the symbol “INS”. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

	2008		2007
Year Ended December 31,	High	Low	High	Low
1st Quarter	$3.99	$2.90	$4.48	$3.05
2nd Quarter	3.75	2.90	4.46	3.42
3rd Quarter	3.60	2.10	3.75	3.25
4th Quarter	2.12	0.66	3.75	2.85
We had 321 shareholders of record as of February 28, 2009. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 6 to the Consolidated Financial Statements.
In December 2008, the NYSE determined that we did not meet certain of the NYSE continued listing standards, specifically relating to minimum shareholders’ equity of $4 million. On January 19, 2009, we submitted a plan to the NYSE outlining how we intend to regain compliance. On March 16, 2009, the NYSE accepted our plan to regain compliance with the continued listing standards by June 18, 2010. We may be able to continue our listing during the plan period, during which time we will be subject to periodic review to determine if we are making progress consistent with the plan. If we fail to make progress consistent with our plan, or if we are not in compliance by June 18, 2010, the NYSE may initiate delisting proceedings with respect to our common stock. We may appeal any NYSE determination to initiate delisting proceedings with respect to our common stock. Failure to meet continued listing standards could impact our stock price.
Equity Compensation Plan Information
See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.
Recent Sales of Unregistered Securities
There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.
Repurchases of Securities
The company did not repurchase any of its shares of common stock during the fourth quarter of 2008.

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
Our software arrangements generally fall into one of the following three categories:
•
an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide maintenance and support (“PCS”) for a specified period of time thereafter (typically 12-month periods).

•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts.

•	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract
The Company reviews each contract to determine if multiple elements exist. As such, only arrangements under the first arrangement described above contain multiple elements. The Company’s revenue recognition policy for each of the situations described above is discussed below.
Presently, the initial software contracts are accounted for in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”). Since the software may require significant modification or customization that is essential to its functionality, the criteria for separate accounting are not met. SOP 97-2 requires revenue recognition utilizing Accounting Research Bulletin (“ARB”) No. 45, “Long-term Construction Type Contracts”, using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. At present, we use the completed contract method under SOP 81-1 to account for our contracts as we do not have an adequate historical basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent risks with these early software implementations, such as changes in customer requirements or software bugs that make estimates unreliable.
Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognizable at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining. The Company accounts for the PCS element contained in the initial contract in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables”, whereby revenue related to the PCS element is based on vendor-specific objective evidence of fair value and is recognized ratably on a straight-line basis over the period specified in the contract. Upon renewal of the PCS contract by the customer, the company recognizes revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract, are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contracts and generally do not include acceptance clauses or refund rights as are typical in the initial software contracts, as described above. Revenues from these services contracts are recognized as the services are performed.
A number of internal and external factors could affect our estimates related to software contracts, including labor rates, utilization of resources, changes in specifications or testing requirements, unforeseen technical problems and delays caused by customer issues such as lack of resources or change in project priorities. If we do not accurately estimate the resources required or the scope of work to be performed or we do not manage the contract properly, in future periods we may need to defer revenue longer than originally anticipated or to incur additional cost which would result in a loss on the contract or impact our financial results.
Intelligent Systems Corporation

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
In the year ended December 31, 2008, goodwill of $1,835,000 that was primarily related to the acquisition of our VISaer subsidiary in a prior period was derecognized and included as a component of the gain on sale calculation, as shown in more detail on page F-8 of the Consolidated Financial Statements. In the fourth quarter of 2008, we also recorded a charge of $369,000 to fully write-down the carrying value of goodwill associated with our CoreCard subsidiary. In our annual review of the carrying value of the CoreCard goodwill, the fair value of the reporting unit was estimated using the expected present value of future cash flows. We determined that the uncertainty in the global financial services industry, various factors outside of the company’s control that impact payments and revenue recognition and the limited operating history of the subsidiary made it difficult to forecast the present value of future cash flows with a reasonable degree of certainty. Therefore a goodwill impairment loss of $369,000 was recorded. In the year ended December 31, 2007, we did not acquire any companies and did not record any additions or write-downs with respect to goodwill or other intangibles.
Overview
We derive our product revenue from sales of software licenses in our Information Technology Products and Services sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, customization, training, maintenance and support for software products in our Information Technology Products and Services sector. Our consolidated revenue is the aggregate of the revenue generated at our subsidiary companies. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.
•
Our software subsidiary has been involved in major new product development initiatives for at least the past five years and has limited experience delivering and installing its new product releases at customer sites, making it difficult to predict with certainty when it will recognize revenue on individual software contracts.

Intelligent Systems Corporation

•
Software license revenue in a given period may consist of a relatively small number of contracts. Consequently, even minor delays in delivery under a software contract (which may be out of our control) could have a significant and unpredictable impact on the consolidated revenue that we recognize in a given quarterly or annual period.

•	Acquisitions or sales of subsidiaries may affect our revenue and expense levels, as occurred in 2008 with the sale of our VISaer business.
•
Customers may decide to postpone or cancel a planned implementation of our software for any number of reasons, which may be unrelated to our software features or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.

Frequently, we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary generates an operating profit on an annual basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete its product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of our subsidiaries’ expense is related to personnel. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our subsidiaries’ customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
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
In recent years, most of our cash has been generated on an irregular basis from sales of our investments or subsidiaries. We have used a significant amount of the cash received from these sales to support the operations of our CoreCard subsidiary (and our VISaer subsidiary prior to its sale in April 2008).
Under SEC rules and regulations, beginning with our 2007 fiscal year we were required to comply with the requirements related to internal control over financial reporting of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to management’s assessment of internal controls. In 2007, we spent substantial management and staff time and incurred additional expenses for outside consultants related to compliance with Section 404. The compliance efforts constituted a significant diversion of management time and attention in 2007 and, to a lesser extent, in 2008. In 2009, we will be required to obtain an attestation report by the company’s registered public accounting firm regarding internal control over financial reporting. We cannot be certain about the amount of management time and expense that will be required going forward to maintain the internal controls and testing required for compliance nor estimate the additional auditor fees that will be incurred or the impact, if any, that these activities will have on our operations. We are a small company with limited resources, and our efforts to timely comply with Section 404 constitute a significant strain on these resources. Any failure to maintain compliance with Section 404 could result in sanctions or other penalties.
Intelligent Systems Corporation

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 2 to the Consolidated Financial Statements, we sold our former VISaer business in April 2008 and have accounted for the VISaer business as Discontinued Operations in the Consolidated Financial Statements for both 2008 and 2007. Accordingly, management’s discussion of the results of operations does not include the VISaer operations in the discussion of continuing operations for either period presented.
2008 Compared to 2007
Revenue — Total revenue for the year ended December 31, 2008 was $15.8 million, an increase of 3 percent compared to $15.4 million for the prior year. Revenue from product sales was flat year to year at $14.5 million in both 2008 and 2007, while service revenue increased by 45 percent from $884,000 in 2007 to $1.3 million in 2008.
Product revenue includes sales and leases of industrial products by our Industrial Products segment as well as software licenses by our Information Technology Products and Services segment.
•
In 2008, total revenue at our ChemFree subsidiary was $12.8 million, 3 percent lower than the record revenue level achieved in 2007. International sales grew by 5 percent in 2008, continuing the positive growth trend of the past several years in the European market. Total domestic sales were down approximately 6 percent in 2008 compared to the record setting growth of 74 percent in the domestic market in 2007. In the second half of 2007 and the first quarter of 2008, domestic sales increased significantly compared to prior periods mainly due to the successful roll-out of a national sales program by a new ChemFree customer that supplied SmartWasher® machines and fluid and filter replenishment to the customer’s installed base of clients. As expected, the initial high volume of orders for SmartWasher® machines in 2007 and early 2008 declined to a lower monthly level in the second half of 2008 with steady follow-on sales of fluid and filters to the installed base of machines. ChemFree’s total fluid and filters sales increased approximately 35 percent in 2008 as compared to 2007, due to a larger installed base of customers that purchase such consumable supplies. In addition, revenue from customers that lease SmartWasher® machines rose 18 percent in 2008 compared to 2007 due to an increase in the number of leased machines.

•
License revenue generated by our Information Technology Products and Services segment was $1.8 million in 2008, 32 percent higher than in 2007 mainly due to the completion of more new customer implementations resulting in recognition of a greater number of software licenses in 2008. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition. With mission-critical, complex software systems such as those sold by CoreCard, customer requirements, available resources and testing cycles may increase the scope and length of time to complete the project beyond our original estimates.

•
Due to general economic conditions and uncertainty about the impact of a slowing economy on the automotive repair and supplies industry, ChemFree is planning for relatively flat or perhaps slightly lower volume of machines sales in 2009 and is carefully managing costs and inventory levels accordingly. We expect that sales of replenishment fluid and filters to the installed base of customers and lease revenue will be relatively unaffected by the economic downturn. Turmoil in the global financial markets could impact CoreCard’s revenue and prospects for new customers in the foreseeable future if customers or prospects postpone software purchases or implementations. We are carefully monitoring the evolving dynamics in our markets and have proactively taken steps to lower expenses to ensure we have adequate resources to support existing customers and contracts and to continue to add new customers as opportunities arise in these uncertain times.

Service revenue generated by our Information Technology Products and Services segment increased by 45 percent to $1.3 million in 2008 as compared to 2007. This year-to-year increase reflects more professional services delivered to new customers in 2008 and more maintenance revenue associated with the existing base of customers.
Intelligent Systems Corporation

Cost of Revenue — A comparison of the cost of revenue between 2008 and 2007 is influenced in part by the change in revenue mix between years as described above. Total cost of revenue was $8.2 million (52 percent of total revenue) in 2008 compared to $8.6 million (56 percent of total revenue) in 2007.
•
Cost of product revenue in 2008 was $7.3 million (51 percent of total product revenue) compared to $7.7 million (53 percent of total product revenue) in 2007. The improvement in gross margin percent between 2008 and 2007 is due to the fact that our software license revenue, which has a lower cost of sales than does our industrial product revenue, increased in 2008 as a percentage of total product revenue. In addition, in 2008 a greater proportion of industrial products revenue was derived from consumable fluid and filter products which have a lower cost of sales than do the parts washer machines which made up a proportionately greater component of product revenue in 2007. To offset an increase in the cost of certain plastic components due to increases in the price of oil, the company implemented price increases in the second half of 2008 and re-engineered its SmartWasher® design in 2007 which also contributed to improved margins.

•
Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $873,000 (68 percent of service revenue) in 2008, as compared to $842,000 (95 percent of service revenue) in 2007. The increase in gross margin percentage between periods reflects primarily a more efficient utilization of resources to deliver CoreCard’s customer support and professional services activities in 2008 than in 2007.

Operating Expenses — Consolidated operating expenses were 5 percent higher in 2008 than in 2007 on a 3 percent increase in total revenue. Lower marketing expenses were offset by increases in general and administrative and research and development expenses. Marketing expenses were lower by 2 percent ($57,000) year-to-year, mainly due to lower sales commissions paid by ChemFree. General and administrative expense in 2008 was 9 percent ($341,000) higher in 2008 compared to 2007, principally reflecting higher legal costs at the ChemFree subsidiary. Consolidated research and development expense was 5 percent ($176,000) higher in 2008 than in 2007 due to a combination of factors, mainly reflecting higher costs at our India development operations due to the relative weakness of the US dollar compared to the local currency. In the fourth quarter of 2008, we implemented a number of cost cutting measures aimed at reducing total consolidated expenses in 2009 by over a million dollars compared to 2008 levels in anticipation of continued weakness and uncertainty in the overall economy. We reduced the number of employees and consultants, implemented wage cuts ranging from 3 percent to 15 percent for remaining employees and management, and eliminated pay raises, bonuses and the 401K company match for 2009.
Write-off of Goodwill — In the fourth quarter ended December 31, 2008, we wrote off $369,000 of goodwill associated with our CoreCard subsidiary as explained in more detail in Note 1 to the Consolidated Financial Statements. There was no such write-down in 2007.
Operating Loss — Our loss from operations was $2.8 million in 2008, 9 percent less than the loss from operations of $3.1 million in 2007.
Interest Income (Expense), net — We had net interest expense of $3,000 in 2008 compared to net interest income of $164,000 in 2007. The difference between years reflects mainly a higher level of cash (primarily from proceeds of our sale of Horizon Software investment in 2006) that was invested in interest bearing accounts in 2007. In the first quarter of 2008, net interest expense reflects a higher level of bank borrowings prior to the sale of our VISaer business in mid-April 2008 offset in part by interest income that we earn related to the note receivable from the 2006 sale of our former QS Technologies subsidiary.
Investment Income, net — We recognized $7,000 in net investment income in 2008 compared to $81,000 in net investment income in 2007, consisting of investment income of $92,000 related to a prior period sale of our interest in Horizon Software, offset by a loss of $11,000 on the sale of a marketable security.
Equity Earnings (Loss) of Affiliate Company — We recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. In 2008 and 2007, we recorded $37,000 in net equity income and $13,000 in net equity losses, respectively. The change between periods reflects increased profitability of the affiliate company.
Other Income (Expense), net — In 2007, we recorded $37,000 in other expense, reflecting mainly the write-down of the unamortized value of certain leased equipment at the ChemFree subsidiary. There was no such expense in 2008.
Income Taxes — Income tax expense in 2008 and 2007 reflects several miscellaneous state tax liabilities at one subsidiary. We did not accrue for any federal or other state income tax liabilities in 2008 and 2007 as we have incurred reportable taxable losses or had sufficient net tax operating loss carryforwards to offset any taxable income.
Intelligent Systems Corporation

Discontinued Operations
Net Income from Discontinued Operations — The amounts recorded in 2008 and 2007 reflect the results of operations of the VISaer subsidiary which has been classified as a discontinued operation as a result of the sale of the VISaer business, as disclosed in more detail in Note 2 to the Consolidated Financial Statements.
Gain on Sale of Discontinued Operations — In 2008, we recorded a gain of $2.9 million on the sale of the VISaer business. In 2007, we recorded a gain of $1.3 million related to the 2006 sale of our QS Technologies business consisting of $1.2 million in earned contingency payments and the reversal of $97,000 in excess accruals related to estimated transaction related expenses.
Liquidity and Capital Resources
Our cash balance at December 31, 2008 was $1,074,000 compared to a cash balance of $554,000 at December 31, 2007. During 2008, our principal sources of cash were cash proceeds of $3,025,000 from the sale of the VISaer business, $1,225,000 representing payment in full of the earnout payments due from the buyer of our QS business in 2006 which had been earned in 2007 and recorded in the category “other current assets” as of December 31, 2007, and bank borrowings aggregating $2,146,000, including $2,022,000 under our line of credit and $124,000 under a term loan for ChemFree’s new accounting software system. In 2008, we also received payments on notes receivable from the buyer of the QS business in 2006 totaling $497,000. In 2008, principal uses of cash were $2,112,000 in the aggregate for repayments on our bank line of credit and approximately $3,281,000 in the aggregate to support CoreCard and our international R&D operations. We also paid $157,000 to purchase additional common stock in VISaer as explained in Note 9 to the Consolidated Financial Statements. Other changes in working capital included a decline of $372,000 in ChemFree inventory, a decrease of $569,000 in accounts receivable, and a decline of $124,000 in accounts payable.
We currently project that we will have sufficient liquidity from cash on hand, monthly payments on notes receivable through June 2009, projected customer payments and working capital borrowings to support our operations in the foreseeable future. Due to uncertainty regarding general economic and financial market conditions and the extent to which customer buying decisions will be impacted (both for ChemFree and CoreCard), the company implemented cost reduction measures in the fourth quarter of 2008 including reductions in payroll expense and discretionary spending and will make further reductions if conditions deteriorate. We are also considering the possibility of raising additional capital in order to (i) accelerate and support our CoreCard subsidiary’s marketing initiatives, product development and prepaid card services rollout and (ii) increase our shareholder’s equity as part of a plan to regain compliance with the continued listing standards of the NYSE. Alternatives may include a rights offering to our shareholders, private sale of a minority investment in a subsidiary, or a sale of our ownership in an affiliate company, although we have not yet determined in what form or whether such funding would be available, if at all, on terms acceptable to the company. We renewed our line of credit on December 1, 2008 with a maximum principal availability of $1,250,000 based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We presently project that we will have sufficient accounts receivable and inventory balances for the foreseeable future to support the borrowing base for any required draws under our bank line of credit; however, if we fail to do so, we could experience a short-term cash shortfall. Furthermore, the line of credit expires June 30, 2009, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than planned. As a result, we may need to increase the use of our bank line of credit, scale back operations or seek alternative financing.
Long-term, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Intelligent Systems Corporation

Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material adverse effect on our financial condition, liquidity or results of operations.
Factors That May Affect Future Operations
Future operations in both the Information Technology Products and Services and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty. Any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•
Turmoil in the global financial markets could have a serious negative impact on CoreCard due to potential customers (most of whom are financial institutions or services firms) delaying purchase or implementation decisions.

•
Reluctance by financial institutions to act as sponsor banks for prospective customers (such as issuers and processors of credit and prepaid cards) could increase CoreCard’s losses and cash requirements.

•	It is unclear to what extent the downturn in the domestic US economy could impact the automotive parts and repair industry and reduce demand for ChemFree’s SmartWasher® products.
•	Delays in software development projects could cause our customers to delay implementations or delay payments, which would increase our costs and reduce our revenue.
•
Our CoreCard subsidiary could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

•
One of ChemFree’s customers represented approximately 37 percent of our consolidated revenue in 2008 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

•
Failure by our ChemFree subsidiary to protect its intellectual property assets could increase competition in the marketplace and result in greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

•	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
•	Compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could increase operating expenses and divert management and staff resources.
•
Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•
CoreCard could fail to establish a base of reference customers for their new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiaries’ operations.

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

•
Failure to meet the continued listing standards of NYSE Alternext U.S. could result in delisting of our common stock, with a potentially negative impact on market price and liquidity of our common stock.

•	Other general economic and political conditions could cause customers to delay or cancel software purchases.
Intelligent Systems Corporation

We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 9 to the Consolidated Financial Statements. We are not aware presently of any facts or circumstances related to these that are likely to have a material negative impact on our results of operations or financial condition.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we adopted SFAS No.157 in the first quarter of 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, (SFAS No. 159) “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115”. SFAS No. 159, which builds on other statements related to fair value such as SFAS No. 157, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we adopted SFAS 159 in the first quarter of 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 160 (SFAS No. 160) “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and the deconsolidation of a subsidiary. It clarifies that the noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also changes the way the consolidated income statement is presented, requiring disclosure on the face of the income statement of the amount of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also establishes appropriate accounting for changes in a parent’s ownership interest that do not result in deconsolidation and when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosure to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 will result in the reclassification of a minority interest in our CoreCard subsidiary totaling $1.5 million from the mezzanine section of the consolidated balance sheet to the equity section.
In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets”. FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life or a recognized intangible asset under SFAS 142 and period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.
We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.
ITEM 8. FINANCIAL STATEMENTS
The following consolidated financial statements and related reports of independent registered public accounting firms are included in this report and are incorporated by reference in Part II, Item 8 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm — Habif, Arogeti & Wynne, LLP.
Report of Independent Registered Public Accounting Firm — Tauber & Balser, P.C.
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements
Intelligent Systems Corporation

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On November 1, 2008, Tauber & Balser, P.C. (“T&B”) resigned as our independent accountant. T&B entered into an agreement with Habif, Arogeti & Wynne, LLP (“HA&W”), pursuant to which T&B combined its operations into HA&W and certain of the T&B professional staff and shareholders joined HA&W either as employees or partners of HA&W. The report of T&B regarding the company’s financial statements for the fiscal years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2007 and 2006 and during the period from the end of the most recently completed fiscal year through November 1, 2008, the date of resignation, there were no disagreements with T&B on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of T&B, would have caused it to make reference to such disagreements in its reports. During our two most recent fiscal years and through November 1, 2008, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. Concurrent with the resignation of T&B, our Audit Committee appointed HA&W as the company’s new independent accountant.
ITEM 9A(T). CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and the management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
At of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and the procedures are effective.
(b) Changes in internal control over financial reporting
We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment
There were no significant changes in the company’s internal controls over financial reporting or in other factors identified in connection with this evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
(c) Management’s report on internal control over financial reporting
The management of Intelligent Systems Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a — 15(f) under the Securities Exchange Act of 1934. The company maintains accounting and internal control systems which are intended to provide reasonable assurance that the assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.
Intelligent Systems Corporation

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
The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework.
Based on our evaluation management believes that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please refer to the subsection entitled “Proposal 2 — The Election of Two Directors — Nominees” and “Proposal 2 — The Election of Two Directors — Executive Officers” in our Proxy Statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 2 — The Election of Two Directors — Nominees” and “Proposal 2 — The Election of Two Directors — Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.
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
Intelligent Systems Corporation

ITEM 11. EXECUTIVE COMPENSATION
Please refer to the subsection entitled “Proposal 2 — The Election of Two Directors — Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the amount of securities authorized for issuance under the equity compensation plans as of December 31, 2008.
Securities Authorized for Issuance Under Equity Compensation Plans

			(c) Number of securities remaining
	(a) Number of securities to be	(b) Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities reflected in
Plan category	and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	111,000	$1.78	350,000
Equity compensation plans not approved by security holders	110,000	$3.15	84,000
Total
Total	221,000	$2.46	434,000
Total
The company instituted its 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001. Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). Up to 200,000 shares of common stock may be issued under the Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. The company instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2007 or 2008. 12,000 options were granted under the Director Plan in both 2007 and 2008. Non-qualified stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.
Please refer to the subsection entitled “Voting — Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our $0.01 par value common stock by certain persons. This information is incorporated into this Item 12 by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In the years ending December 31, 2008 and 2007, we paid ISC Properties, LLC $465,000 and $459,000, respectively, in rent.
Please refer to the subsection entitled “Proposal 2 — The Election of Two Nominees” in the Proxy Statement referred to in Item 10 for information regarding the independence of the company’s directors. This information is incorporated into this Item 13 by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Please refer to the subsection entitled “Independent Public Accountants” in the Proxy Statement referred to in Item 10 for information about the fees paid to and services performed by our independent public accountants. This information is incorporated into this Item 14 by reference.
Intelligent Systems Corporation

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Bonnie L. Herron, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.

2.1
Asset Purchase Agreement among IBS Technics, Inc., Intelligent Systems Corporation, VISaer (UK) Limited and VISaer, Inc. dated April 4, 2008 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K dated April 16, 2008.)

2.2		Promissory Note of Netsmart Technologies, Inc. dated July 31, 2006. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K dated July 31, 2006.)

3	(i)
Amended and Restated Articles of Incorporation of the Registrant dated November 14, 1991, as amended November 25, 1997 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and to Exhibit 3.1 to the Registrant’s Report on Form 8-K dated November 25, 1997.)

3	(ii)	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

4.1
Rights Agreement dated as of November 25, 1997 between the Registrant and American Stock Transfer & Trust Company as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

4.2		Form of Rights Certificate. (Incorporated by reference to Exhibit 4.2 of the Registrant’s Report on Form 8-K dated November 25, 1997 and filed on December 16, 1997.)

10.1		Lease Agreement dated June 1, 2004, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.2		Management Compensation Plans and Arrangements:

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

10.9	Seventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated December 1, 2008. *

16.1	Letter from Tauber & Balser, P.C. (Incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K dated November 1, 2008.)

21.1	List of subsidiaries of Registrant. *

23.1	Consent of Habif, Arogeti & Wynne, LLP. *

23.2	Consent of Tauber & Balser, P.C. *

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
Intelligent Systems Corporation

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: March 27, 2009	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2009

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 27, 2009

/s/ James V. Napier James V. Napier	Director	March 27, 2009

/s/ John B. Peatman John B. Peatman	Director	March 27, 2009

/s/ Parker H. Petit Parker H. Petit	Director	March 27, 2009
Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS
The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation
We have audited the accompanying consolidated balance sheet of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation
We have audited the accompanying consolidated balance sheet of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia March 28, 2008

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

As of December 31,	2008	2007
ASSETS
Current assets:
Cash	$1,074	$554
Accounts receivable, net	1,570	2,139
Notes and interest receivable, current portion	353	540
Inventories	1,051	1,424
Other current assets	280	2,217

Total current assets	4,328	6,874

Long-term investments	1,209	1,127
Notes and interest receivable, net of current portion	1,318	350
Property and equipment, at cost less accumulated depreciation	1,583	1,894
Goodwill, net	—	2,047
Other intangibles, net	268	313
Other assets, net	—	17

Total assets	$8,706	$12,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$325	$593
Accounts payable	922	1,482
Deferred revenue	983	2,527
Accrued payroll	497	1,162
Accrued expenses and other current liabilities	970	1,235

Total current liabilities	3,697	6,999

Long-term liabilities	249	95

Commitments and contingencies (Note 9)
Minority interest	1,516	1,516

Stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 issued and outstanding at December 31, 2008 and 2007	45	45
Additional paid-in capital	18,457	18,437
Accumulated other comprehensive loss	(92)	(127)
Accumulated deficit	(15,166)	(14,343)

Total stockholders’ equity	3,244	4,012

Total liabilities and stockholders’ equity	$8,706	$12,622

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2008	2007
Revenue
Products	$14,522	$14,527
Services	1,278	884

Total revenue	15,800	15,411

Cost of revenue
Products	7,346	7,746
Services	873	842

Total cost of revenue	8,219	8,588

Expenses
Marketing	2,655	2,711
General and administrative	4,275	3,934
Research and development	3,487	3,311
Goodwill impairment loss	369	—

Loss from operations	(3,205)	(3,133)

Other income (expense)
Interest income (expense), net	(3)	164
Investment income, net	7	81
Equity in income (loss) of affiliate company	37	(13)
Other income (expense), net	6	(37)

Loss from continuing operations before taxes	(3,158)	(2,938)
Income taxes	28	10

Loss from continuing operations	(3,186)	(2,948)
Loss from discontinued operations, no tax effect	(489)	(776)
Gain on sale of discontinued operations, no tax effect	2,852	1,300

Net loss	$(823)	$(2,424)

Loss per share from continuing operations: Basic and diluted	$(0.71)	$(0.66)
Income per share from discontinued operations: Basic and diluted	0.53	0.12

Loss per share: Basic and diluted	$(0.18)	$(0.54)

Basic weighted average common shares outstanding	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,478,971	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share amounts)

	Year Ended December 31,
	2008	2007
STOCKHOLDERS’ EQUITY
Common stock, number of shares, beginning and end of year	4,478,971	4,478,971

Common stock, amount, beginning and end of year	$45	$45

Additional paid-in capital, beginning of year	18,437	18,425
Additions during year	20	12

End of year	18,457	18,437

Accumulated other comprehensive loss, beginning of year	(127)	(127)
Foreign currency translation adjustment	35	(12)
Change in unrealized loss on marketable securities	—	12

End of year	(92)	(127)

Accumulated deficit, beginning of year	(14,343)	(11,919)
Net loss	(823)	(2,424)

End of year	(15,166)	(14,343)

Total stockholders’ equity	$3,244	$4,012

COMPREHENSIVE LOSS
Net loss	$(823)	$(2,424)
Other comprehensive income (loss):
Foreign currency translation adjustments	35	(12)
Change in unrealized loss on marketable securities	—	12

Total comprehensive loss	$(788)	$(2,424)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(823)	$(2,424)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	511	485
Loss on disposal of equipment	—	30
Stock-based compensation expense	20	13
Gain on sale of discontinued operations	(2,852)	(1,300)
Non-cash interest income	(51)	—
Goodwill impairment loss	369	—
Investment income, net	—	(81)
Equity in (income) loss of affiliate company	(37)	13
Changes in operating assets and liabilities, net of effect of sale of discontinued operations
Accounts receivable	569	(133)
Accrued interest receivable	7	94
Inventories	372	(519)
Other current assets	53	79
Accounts payable	(124)	(76)
Accrued payroll	(406)	188
Deferred revenue	(960)	(567)
Accrued expenses and other current liabilities	(424)	116
Other liabilities	14	(93)

Net cash used for operating activities	(3,762)	(4,175)

INVESTING ACTIVITIES:
Proceeds from sale of investments or marketable securities	7	39
Proceeds from sale of discontinued operations	4,250	—
Investment in subsidiary	(182)	—
Distributions from long-term investments	—	92
Proceeds from notes receivable	497	3,396
Purchases of property and equipment	(171)	(1,355)

Net cash provided by investing activities	4,401	2,027

FINANCING ACTIVITIES:
Borrowings under line of credit	2,022	928
Repayments made on line of credit	(2,112)	(350)
Borrowing under notes payable	124	—
Payments on notes payable	(188)	(145)

Net cash provided by (used for) financing activities	(154)	578

Effects of exchange rate changes on cash	35	(12)

Net increase (decrease) in cash	520	(1,582)
Cash at beginning of year	554	2,136
Cash at end of year	$1,074	$554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$51	$13
Cash paid for income taxes	38	19

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES IN 2008:
Sale of VISaer Business:
Below is a reconciliation of the cash and non-cash activities associated with the sale of the VISaer business, as disclosed in Note 2 to the Consolidated Financial Statements.

(in thousands)
Proceeds from sale:
Cash	$3,025
Note receivable, net of discount	1,261
Liabilities assumed by (assets transferred to) buyer:
Other current assets	(660)
Property and equipment, net	(15)
Intangible assets	(1,835)
Other assets	(17)
Accrued payroll	258
Accounts payable	437
Deferred revenue	584
Other liability	(126)
Accrued transaction related expenses	(60)

Gain on sale of VISaer business	$2,852

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
Nature of Operations — Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in the Information Technology Products and Services segment, which consists of our CoreCard Software subsidiary, includes development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 16. Included in discontinued operations is our former subsidiary, VISaer, Inc., a company engaged in the development and sales of software products and services, which was sold effective April 15, 2008. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.
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
Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our products to distributors and end users involved in a variety of industries, principally automotive parts and repair and financial services. We perform continuing credit evaluations of our customers’ financial condition and we generally do not require collateral. The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.
Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2008 is adequate. However, actual write-offs might exceed the recorded allowance.
Inventories — We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories at December 31, 2008 and 2007 is as follows:

(in thousands)	2008	2007
Raw materials	$876	$1,323
Finished goods	175	101

Total inventories	$1,051	$1,424

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Property and Equipment — Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred.

Classification	Useful life in years
Machinery and equipment	3 – 5
Furniture and fixtures	5 – 7
Leasehold improvements	1 – 5
Building	39
The cost of each major class of property and equipment at December 31, 2008 and 2007 is as follows:

(in thousands)	2008	2007
Machinery and equipment	$3,773	$4,716
Furniture and fixtures	163	232
Leasehold improvements	295	300
Building	413	413

Subtotal	4,644	5,661
Accumulated depreciation	(3,061)	(3,767)

Property and equipment, net	$1,583	$1,894

Depreciation expense was $462,000 and $389,000 in 2008 and 2007, respectively. These expenses are generally included in general and administrative expenses, except with respect to our Industrial Products Segment, where the depreciation expense related primarily to products leased to customers is included in cost of revenue.
Leased Equipment — In the Industrial Products segment, certain equipment is leased to customers. In the year ended December 31, 2007, we recorded a charge of $30,000 to reduce the carrying value of certain leased equipment which was no longer in service. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2008 and 2007 are as follows:

(in thousands)	2008	2007
Cost of leased equipment	$1,341	$1,263
Accumulated depreciation	(949)	(809)

Carrying value of leased equipment	$392	$454

The minimum future lease revenue under non-cancelable contracts at December 31, 2008 is $207,000 through November 2009. There is no contingent rental income under the leases. The leased equipment assets are included in Machinery and Equipment on the company’s balance sheet at December 31, 2008 and 2007.
Investments — We account for investments under the equity method for (i) entities in which we have a 20 to 50 percent ownership interest and over which we do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. The aggregate value of investments accounted for by the equity method was $934,000 and $897,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the aggregate value of investments accounted for by the cost method was $275,000 and $230,000, respectively.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Other Intangibles and Goodwill — Other intangibles are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We account for acquisitions in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In the year ended December 31, 2008, goodwill of $1,835,000 associated with our VISaer business was derecognized and included as a component of the gain on sale calculation, as shown in more detail on page F-8 of the Consolidated Financial Statements. In accordance with SFAS No. 142, we periodically, but at least annually, assess goodwill for impairment. Our annual assessment date is at year end. When circumstances indicate that an intangible other than goodwill may be impaired, we utilize the guidance provided by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In the fourth quarter of 2008, we recorded a charge of $369,000 to fully write-down the carrying value of goodwill associated with our CoreCard subsidiary. In our annual review of the carrying value of the CoreCard goodwill, the fair value of the reporting unit was estimated using the expected present value of future cash flows. We determined that the uncertainty in the global financial services industry, various factors outside of the company’s control that impact payments and revenue recognition and the limited operating history of the subsidiary made it difficult to forecast the present value of future cash flows with a reasonable degree of certainty. Therefore a goodwill impairment loss of $369,000 was recorded. For the year ended December 31, 2007, the carrying value of goodwill was $2,047,000 and no impairment was identified.
Changes in goodwill during the two years ended December 31, 2008 were as follows:

(in thousands)	2008	2007
Beginning balance, net	$2,047	$2,047
Additions during year	157	—
Derecognition related to VISaer sale	(1,835)	—
Goodwill impairment loss	(369)	—

Ending balance, net	$—	$2,047

Other intangibles, net at December 31, 2008 and 2007 consisted of the following:

(in thousands)	2008	2007
Patents	$464	$464
Accumulated amortization	(196)	(151)

Intangible assets, net	$268	$313

As of December 31, 2008, annual amortization expense for intangibles for the following years is expected to be:

(in thousands)
2009	$45
2010	45
2011	45
2012	45
2013	45
Thereafter	43

Total amortization expense	$268

Deferred Revenue — Deferred revenue consists of advance payments by software customers for annual maintenance and support services (“PCS”), advance payments from customers for software licenses and PCS to be delivered, and payments by ChemFree lease customers that are billed quarterly for leased equipment and supplies. Net billings in excess of costs are included in deferred revenue. At December 31, 2007, net costs in excess of billings on incomplete contracts are included in other current assets. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of non-interest bearing notes receivables beyond one year have been discounted at a rate of 6% which approximates rates currently offered in the market for notes receivable with similar terms and conditions. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts and notes receivable. Our available cash and cash equivalents are held in accounts managed by third-party financial institutions and consists of cash in our operating accounts and invested cash. The invested cash is invested in interest-bearing funds managed by third-party financial institutions. These funds generally invest in direct obligations of the government of the United States. Cash held in operating accounts may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash and cash equivalents balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are concentrated in the following industries.

ChemFree:	Industrial services companies, automotive parts distributors and equipment rental depots
CoreCard:	Financial services companies
We perform ongoing credit evaluations of customers worldwide and do not require collateral from our customers. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.
Our notes receivable, which are concentrated in two privately-held companies, were acquired from the respective buyers of our QS business in 2006 and our VISaer business in 2008. The payment obligations are not collateralized. We believe the companies are credit worthy and there have been no defaults or payment problems to date; however there can be no assurance that either or both companies might not fail to make timely payments of their obligations to us in the future.
Revenue Recognition — Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance and support for software products.
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling our parts washers, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.
Our software arrangements generally fall into one of the following three categories:
•
an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide PCS for a specified period of time thereafter (typically 12-month periods)

•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts

•	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
We review each contract to determine if multiple elements exist. As such, only arrangements under the first category described above contain multiple elements. Our revenue recognition policy for each of the situations described above is discussed below.
Presently, the initial software contracts are accounted for in accordance with SOP 97-2, “Software Revenue Recognition” (“SOP 97-2”). Since the software may require significant modification or customization that is essential to its functionality, the criteria for separate accounting are not met. Paragraph 74 of SOP 97-2 requires revenue recognition utilizing Accounting Research Bulletin (“ARB”) No. 45, “Long-term Construction Type Contracts”, using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”. At present, we use the completed contract method under SOP 81-1 to account for our contracts as we do not have an adequate historical basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent risks with early software implementations, such as changes in customer requirements or software defects that make estimates unreliable.
Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognized at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining. We account for the PCS element contained in the initial contract in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” whereby revenue related to the PCS element is based on vendor-specific objective evidence of fair value and is recognized ratably on a straight-line basis over the period specified in the contract. Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contracts and generally do not include acceptance clauses or refund rights as are typical in the initial software contracts, as described above. Revenues from these services contracts are recognized as the services are performed.
Cost of Revenue — Cost of revenue for products includes direct material, direct labor, production overhead and third party license fees. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses. For software contracts, we capitalize the contract specific direct costs and recognize the costs when the associated revenue is recognized.
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
In accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, we expense all costs incurred in the preliminary project stage for software developed for internal use. Thereafter, we capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. During the years ended December 31, 2008 and 2007, we capitalized $129,000 and $319,000, respectively, related to a new accounting (ERP) system for our ChemFree subsidiary which we installed and began amortizing as of April 1, 2008.
Warranty Costs — We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses and other current liabilities at December 31, 2008 and 2007. At December 31, 2008 and 2007, the warranty accrual was $127,000 and $142,000, respectively.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Legal Expense — Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.
Research and Development — Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.
Stock Based Compensation — At December 31, 2008, we have two stock-based compensation plans in effect which are more fully described in Note 14. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) which replaced APB No. 25 and SFAS No. 123. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective application method of adoption which required us to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value in accordance with provisions of SFAS No. 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2008 and 2007 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.
As a result of adopting SFAS No. 123R, we recorded $20,000 and $13,000 of stock-based compensation expense in the years ended December 31, 2008 and 2007, respectively.
In both 2008 and 2007, 12,000 options were granted pursuant to the Non-employee Directors Stock Option Plan. The fair value of each option granted in 2008 and 2007 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2008	2007
Risk free interest rate	2%	4%
Expected life of option in years	6.6	6.6
Expected dividend yield rate	0%	0%
Expected volatility	50%	49%
Under these assumptions, the weighted average fair value of options granted in 2008 and 2007 was $1.69 and $2.07 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2008 related to unvested options amounted to $13,000 and is expected to be recognized over 2009 and 2010.
Income Taxes — In accordance with SFAS No. 109, “Accounting for Income Taxes”, we utilize the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for net tax operating loss carryforwards.
Comprehensive Loss — Comprehensive loss represents net loss adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as accumulated other comprehensive loss on the consolidated balance sheet and are primarily the result of cumulative foreign currency translation adjustments at December 31, 2008 and 2007.
New Accounting Pronouncements — In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements of certain assets, liabilities and items in stockholders’ equity that are measured at fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we adopted SFAS No. 157 in the first quarter of 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
In February 2007, the FASB issued Statement No. 159, (SFAS No. 159) “The Fair Value Option for Financial Assets and Financial Liabilities: Including an Amendment of FASB Statement No. 115”. SFAS No. 159, which builds on other statements related to fair value such as SFAS No. 157, permits entities to elect to measure many financial instruments and certain other items at fair value with changes in value reported in earnings. It is designed to mitigate earnings volatility that arises when assets and liabilities are measured differently. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and, accordingly, we adopted SFAS 159 in the first quarter of 2008. The adoption of the standard did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued Statement No. 160 (SFAS No. 160) “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and the deconsolidation of a subsidiary. It clarifies that the noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also changes the way the consolidated income statement is presented, requiring disclosure on the face of the income statement of the amount of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also establishes appropriate accounting for changes in a parent’s ownership interest that do not result in deconsolidation and when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosure to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we will adopt SFAS No. 160 in the first quarter of 2009. The adoption of SFAS No. 160 will result in the reclassification of a minority interest in our CoreCard subsidiary totaling $1.5 million from the mezzanine section of the consolidated balance sheet to the equity section.
In April 2008, the FASB issued FASB Staff Position 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life or a recognized intangible asset under SFAS 142 and period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. We are currently evaluation the impact that FSP 142-3 will have on our consolidated financial statements.
We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.
2. DISCONTINUED OPERATIONS
Sale of VISaer Business — Effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”) between IBS Technics, Inc. (“IBS Technics”) and the company and VISaer. IBS Technics is a subsidiary of IBS Software Services, Inc., a software services company that had previously provided certain software development services to VISaer as an independent third party contractor.
The purchase price consisted of $3,025,000 paid in cash at closing plus future earn-out and contingent payments to be paid over four years based on certain performance metrics of the VISaer business following the sale, with guaranteed minimum payments aggregating $1,500,000 in cash (discounted to a net present value of $1,261,000), payable in three equal installments in 2010, 2011 and 2012. In addition, IBS Technics assumed $258,000 in liabilities of VISaer related to employee vacation benefits and $437,000 payable to IBS Technics for prior services. IBS hired the VISaer employees as of the effective date of the transaction. IBS Technics acquired assets related to customer contracts and assumed the ongoing liabilities and obligations associated with such contracts. We retained the remainder of the liabilities of the VISaer business along with cash and accounts receivable aggregating approximately $455,000 as of the closing date. Based on the carrying value of the assets and liabilities transferred to IBS Technics and the estimated costs and expenses incurred in connection with the sale, we reported a gain on the sale transaction of $2,852,000 in 2008.
The transaction also provides for contingent payments over and above the guaranteed minimum payments which may be earned based on the attainment by the acquired VISaer business of certain levels of revenue in each of the four consecutive 12 month periods beginning April 16, 2008 and ending April 15, 2012. As the amount, if any, of such contingency payments over and above the guaranteed minimum payments is not quantifiable at this time, no amount has been recorded for such contingency payments.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Year Ended December 31,
(in thousands)	2008*	2007
Net sales	$760	$3,594
Operating loss	(479)	(730)
Net loss before tax	(489)	(770)
Income tax	—	6
Net loss from discontinued operations	$(489)	$(776)

*	through April 15, 2008.
Sale of QS Business — Effective July 31, 2006, we completed the sale of the business and certain assets of our QS Technologies, Inc. (“QS”) subsidiary to Netsmart Public Health, Inc. and its parent company, Netsmart Technologies, Inc., referred to collectively as “Netsmart”. In 2006, we recorded a net gain on the sale of QS of $4,873,000. The transaction also provided for contingent payments based on the attainment by the QS business of certain levels of revenue and bookings in 2007. As the amount of such payments was not quantifiable at the time of the transaction, no amount was recorded for such contingency payments at the time of the sale. In the year ended December 31, 2007, we recorded an additional gain on the sale of QS aggregating $1,300,000, consisting of $1,225,000 related to contingent payments earned on the sale and $75,000 to reverse certain accruals for post-closing expenses and adjustments.
3. SALE OF ASSET
Horizon Software — In 2007, we recorded $73,000 in investment income reflecting a distribution from Horizon Software International, LLC (“Horizon”) attributed to our ownership interest in Horizon in 2006, prior to the sale of this asset on August 31, 2006. Such amount is included in investment income, net in the Consolidated Statements of Operations.
4. INVESTMENTS
At December 31, 2008 and 2007, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises is included in long-term investments.

At December 31,	Carrying Value		Original
(in thousands)	2008	2007	Investment
NKD Enterprises	$934	$897	$1,286
The following table presents summarized financial information for NKD Enterprises for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2008	2007
Revenues	$2,142	$1,906
Operating income	146	24
Net income	146	24

Current assets	$318	$338
Non-current assets	3,028	3,041
Current liabilities	316	474
Non-current liabilities	—	—
Stockholders’ equity	3,030	2,905

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
5. ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE
At December 31, 2008 and 2007, our allowance for doubtful accounts amounted to $14,000 and $11,000, respectively. Net charges against the allowance for doubtful accounts were $6,000 and $44,000 in 2008 and 2007, respectively.
The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2008	2007	2008	2007
ChemFree
Customer A	12%	12%	14%	18%
Customer B	10%	—	18%	20%
Customer C	37%	40%	19%	18%
Customer D	—	—	—	12%
Customer E	—	—	17%	—
CoreCard
Customer F	10%	—	—	—
In connection with the sale of our QS business in 2006, we received a promissory note from the buyer in the amount of $1,435,000, which bears interest at the rate of 8.25 percent annually and is payable in thirty-six monthly payments of $45,000 beginning September 1, 2006. At December 31, 2008, the current portion of the principal amount of this note is $350,000. At December 31, 2007, the current portion of the principal amount of this note was $491,000 and the non-current portion was $350,000.
In connection with the sale of our VISaer business in 2008, the buyer is contractually obligated to make three equal payments of $500,000 ($1.5 million total) in April 2010, 2011 and 2012. These payments are not interest-bearing, have been discounted at a rate of 6%, are not collateralized and are carried on our balance sheet as non-current notes receivable. The carrying value at December 31, 2008 was $1,261,000.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
6. SHORT-TERM BORROWINGS
Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2008	2007
Maximum outstanding (month-end)	$1,815	$415
Outstanding at year end	325	415
Interest rate at year end	6.75%	8.75%
Average interest rate	7.0%	9.25%
We established a working capital credit facility with a bank in October 2003 and have renewed the line annually with the most recent renewal effective December 1, 2008. The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.75%, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2009. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At December 31, 2008, our borrowing base calculation resulted in availability of $1,442,000, of which we had drawn down $325,000 at year end. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.
On July 25, 2007, our ChemFree subsidiary entered into a financing arrangement with a bank to borrow up to $300,000 to finance the purchase of a new accounting system. The terms of the arrangement provide that ChemFree could draw down up to $300,000 and pay interest only on the outstanding balance until February 24, 2008, at which time repayment of the $300,000 principal amount and interest converted to a term loan with 36 equal monthly payments of principal and interest of $9,393. The interest rate is fixed at 7.95 percent and the loan is secured by assets of ChemFree and guaranteed by Intelligent Systems Corporation. At December 31, 2008, the amount outstanding under the loan was $216,000, of which $99,000 is included in the category Other Current Liabilities and $117,000 is included in Long-term Liabilities in the Consolidated Balance Sheet. At December 31, 2007, $178,000 was outstanding and included in Short Term Borrowings on the Consolidated Balance Sheet.
7. NOTE PAYABLE
In March 2006, our former VISaer subsidiary and a customer reached a mutual agreement to terminate a Software License Agreement. The Settlement and Release Agreement provided for a refund to the customer of certain prepaid maintenance and other expenses to be paid in monthly installments over a three year period. At December 31, 2008 and 2007, the current portion of the note payable ($100,000 and $159,000, respectively) is included in Other Current Liabilities and the long-term portion of the note payable ($0 and $42,000, respectively) is included in Long-term Liabilities.
8. INCOME TAXES
The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2008	2007
Current	$28	$10

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Following is a reconciliation of estimated income taxes at the blended statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2008	2007
Statutory rate, blended	38%	38%
Change in valuation allowance	(38%)	(38%)
Other	1%	0%

Effective rate	1%	0%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2008	2007
Deferred tax assets:
Federal, state and foreign loss carryforwards	$5,734	$5,052
Capitalized research and development	3,126	3,711
Accrued interest	—	1,758
Deferred revenue	(611)	(203)
Federal and state tax credits	3,103	3,109
Long-term investments	—	(521)
Other	254	438

Total deferred tax asset	11,606	13,344
Less valuation allowance	(11,606)	(13,344)

Net deferred tax asset	$—	$—

Federal and state tax credits of $3,103,000 included in the above table expire at various dates between 2012 and 2028.
We have a deferred tax asset of approximately $11.6 million at December 31, 2008 and $13.3 million at December 31, 2007. The deferred tax asset has been offset by a valuation allowance in 2008 and 2007 of $11.6 million and $13.3 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.
As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2008	2007
2017	$1,038	$1,038
2019	2,901	2,901
2021	495	495
2022	234	234
2023	1,778	1,778
Thereafter	8,408	6,550

Total	$14,854	$12,996

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN 48. The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations. As of December 31, 2008, we do not have any material unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.
Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the years ended December 31, 2008 and 2007.
We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. Our VISaer subsidiary filed a separate U.S. federal income tax return prior to April 1, 2008. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2003.
9. COMMITMENTS AND CONTINGENCIES
Leases — We have a noncancellable operating lease expiring in June 2009. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2009	$194

Total minimum lease payments	$194

The above future minimum lease payments are payable to a related party.
Rental expense for leased facilities and equipment related to continuing operations amounted to $465,000 and $459,000 for the years ended December 31, 2008 and 2007, respectively. Companies in Intelligent Systems incubator sublease space from the company. For the years ended December 31, 2008 and 2007, we received $80,000 and $95,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.
Legal Matters — In December 2004, ChemFree filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendant’s products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendant to cease its infringing activities. The defendant has asserted various defenses. The parties have completed the discovery phase of the case and no trial date has been set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the disputes will be resolved in its favor. During the second and third quarter of 2008, several pre-trial rulings were made by the judge assigned to the case with respect to various motions submitted by ChemFree and J. Walter Co. Ltd. and J. Walter, Inc. One of the rulings awarded ChemFree legal expenses related to a certain matter in an amount to be determined. Since the amount of the award has not been determined at this time, no amount for awarded legal expenses has been accrued in the accompanying Consolidated Financial Statements.
VISaer Stock Purchase Transaction — On April 3, 2008, the company acquired additional shares of common stock of VISaer, Inc. from a minority shareholder. The purchase price for the stock was $157,000 paid in cash in 2008 plus an additional amount to be paid in the future, contingent upon the net amount of cash realized by Intelligent Systems Corporation (calculated in accordance with a formula agreed between the parties) resulting from the VISaer sale transaction. The purchase price for the VISaer stock of $157,000 was recorded as additional goodwill of VISaer and included in the calculation of the gain on sale for the VISaer transaction. As of December 31, 2008, the company estimates that the additional amount that could be payable to the minority shareholder in 2010, 2011 and 2012 (based on the guaranteed minimum payments of the VISaer buyer as explained in Note 2) aggregates approximately $126,000 (discounted net present value of $150,000); accordingly, the company has accrued $126,000 as a long-term liability in the Consolidated Balance Sheets.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
10. POST-RETIREMENT BENEFITS
Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each nonemployee director, upon resignation from the Board after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2008 and 2007, we have accrued $150,000 for future payments under the plan.
11. DEFINED CONTRIBUTION PLANS
We maintained two 401(k) defined contribution plans covering substantially all U.S. employees. Following the sale of our VISaer business in April 2008, the 401(k) plan for VISaer employees was terminated. Our matching contributions under the remaining plan, which are optional and based on the level of individual participant’s contributions, amounted to $45,000 and $46,000 in 2008 and 2007, respectively. The company has suspended the matching contributions for 2009.
12. RELATED PARTY TRANSACTION
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ended December 31, 2008 and 2007, we paid rent of $465,000 and $459,000, respectively, to ISC Properties, LLC.
13. STOCKHOLDERS’ EQUITY
We have authorized 20,000,000 shares of common stock, $0.01 par value per share, and 2,000,000 shares of Series A preferred stock, $0.10 par value per share. No shares of preferred stock have been issued; however, we adopted a Rights Agreement on November 25, 1997, which provides that, under certain circumstances, shareholders may redeem the Rights to purchase shares of preferred stock. The Rights have certain anti-takeover effects. The Board of Directors has authorized stock repurchases from time to time but no repurchases were authorized or made in 2008 or 2007.
14. STOCK OPTION PLANS
We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. No options were granted under the 2003 Plan in the two years ended December 31, 2008. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vests in 50% increments on the first and second anniversary. Stock options under all three plans are granted at an exercise price equal to fair market value on the date of grant. As of December 31, 2008, a total of 993,000 options under all three Plans have been granted, 724,320 have been exercised, 47,680 have been cancelled, 203,000 are fully vested and exercisable and 18,000 are not vested. All options expire ten years from their respective dates of grant.
As of December 31, 2008, there was $13,000 unrecognized compensation cost related to stock options granted under the Plans.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Stock option activity during the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Options outstanding at January 1	209,000	203,666
Options granted	12,000	12,000
Options exercised	—	—
Options canceled	—	6,666

Options outstanding at December 31	221,000	209,000

Options available for grant at December 31	434,000	446,000

Options exercisable at December 31	203,000	197,000

Exercise price ranges per share:
Granted	$3.30	$3.84
Canceled	—	$4.25
Outstanding	$1.51 – $4.26	$1.51 – $4.26

Weighted average exercise price per share:
Granted	$3.30	$3.84
Canceled	—	$4.25
Outstanding at December 31	$2.46	$2.42
Exercisable at December 31	$2.37	$2.33

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2008.
Options Outstanding:

		Wgt. Avg.
Range of	Number	Contractual	Wgt. Avg.	Aggregate
Exercise Price	Outstanding	Life Remaining	Exercise Price	Intrinsic Value
$1.51 – $2.08	136,000	4.6 yrs	$1.62	—
$3.15 – $4.26	85,000	4.2 yrs	$3.82	—

$1.51 – $4.26	221,000	4.4 yrs	$2.46	—

Options Exercisable:

		Wgt. Avg.
Range of	Number	Contractual	Wgt. Avg.
Exercise Price	Exercisable	Life Remaining	Exercise Price
$1.51 – $2.08	136,000	4.6 yrs	$1.62
$3.15 – $4.26	67,000	2.8 yrs	$3.91

$1.51 – $4.26	203,000	4.0 yrs	$2.37

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. At December 31, 2008, there were no in-the-money options and therefore no intrinsic value is reported. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
15. FOREIGN REVENUES AND OPERATIONS
Foreign revenues are based on the location of the customer. For continuing operations, revenues from customers by geographic areas for the years ended December 31, 2008 and 2007 are as follows:

Year ended December 31,
(in thousands)	2008	2007
Foreign Countries:
United Kingdom	$1,591	$1,426
Chile	19	17
Pacific Rim *	144	232
China	13	—
Other	44	28

Subtotal	1,811	1,703
United States	13,989	13,708

Total	$15,800	$15,411

*  Includes Australia, New Zealand, Japan and Singapore.
In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India acquired in 2007 to house our India-based employees, substantially all long-lived assets are in the United States.
At December 31, 2008 and 2007, continuing operations of foreign subsidiaries had assets of $509,000 and $822,000, respectively, and total liabilities of $103,000 and $590,000, respectively. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.
Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.
16. INDUSTRY SEGMENTS
Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services involve development and sales of software licenses and related professional services and software maintenance contracts by our CoreCard Software subsidiary. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating income (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, investments and notes and other receivables.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following table contains segment information for the years ended December 31, 2008 and 2007:

Year ended December 31,
(in thousands)	2008	2007
Information Technology
Revenue	$3,042	$2,223
Operating loss	(2,619)	(2,565)
Depreciation and amortization	86	140
Capital expenditures	16	567
Identifiable assets	2,600	4,171
Goodwill	—	2,047

Industrial Products
Revenue	$12,758	$13,188
Operating income	399	533
Depreciation and amortization	395	271
Capital expenditures	143	776
Identifiable assets	4,415	4,932
Goodwill	—	—

Consolidated Segments
Revenue	$15,800	$15,411
Operating loss	(2,220)	(2,032)
Depreciation and amortization	481	412
Capital expenditures	159	1,343
Identifiable assets	7,015	9,103
Goodwill	—	2,047
A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31,
(in thousands)	2008	2007
Consolidated segments operating loss	$(2,220)	$(2,032)
Corporate expenses	(985)	(1,101)

Consolidated loss from continuing operations	$(3,205)	$(3,133)

Depreciation and amortization
Consolidated segments	$481	$412
Corporate	30	22

Consolidated	$511	$434

Capital expenditures
Consolidated segments	$159	$1,343
Corporate	12	10

Consolidated	$171	$1,353

As of December 31,
(in thousands)	2008	2007
Assets
Consolidated segments identifiable assets	$7,015	$9,103
Corporate	1,691	3,519

Consolidated	$8,706	$12,622

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
17. INCOME (LOSS) PER SHARE
Basic and diluted income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share”. Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.
The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31,
(in thousands except per share data)	2008	2007
Basic
Net loss	$(823)	$(2,424)
Weighted average common shares outstanding	4,479	4,479

Net loss per share	$(0.18)	$(0.54)

Diluted
Net loss	$(823)	$(2,424)
Weighted average common shares outstanding	4,479	4,479
Effect of dilutive potential common shares: stock options	—	—

Total	4,479	4,479
Net loss per share	$(0.18)	$(0.54)

At December 31, 2008, there were no potentially dilutive stock options to purchase shares of the company’s common stock included in the diluted loss per share because the exercise prices of all stock options were above the market price of the company’s common stock.

Exhibit Index

Exhibit Number	Description

10.9	Seventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated December 1, 2008.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Habif, Arogeti & Wynne, LLP

23.2	Consent of Tauber & Balser, P.C.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Intelligent Systems Corporation