Form 10-Q
period 2009-03-31
INTELLIGENT SYSTEMS CORP
filed 2009-05-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (770) 381-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2009, 4,478,971 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$588	$1,074
Accounts receivable, net	1,636	1,570
Notes and interest receivable, current portion	223	353
Inventories	966	1,051
Other current assets	270	280

Total current assets	3,683	4,328

Long-term investments	1,217	1,209
Notes and interest receivable, net of current portion	1,338	1,318
Property and equipment, at cost less accumulated depreciation	1,454	1,583
Other intangibles, net	256	268

Total assets	$7,948	$8,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$342	$325
Accounts payable	938	922
Deferred revenue	980	983
Accrued payroll	425	497
Accrued expenses and other current liabilities	950	970

Total current liabilities	3,635	3,697
Long-term liabilities, net of current portion	226	249

Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at March 31, 2009 and December 31, 2008	45	45
Additional paid-in capital	18,459	18,457
Accumulated other comprehensive loss	(105)	(92)
Accumulated deficit	(15,828)	(15,166)

Total Intelligent Systems Corporation stockholders’ equity	2,571	3,244
Noncontrolling interest [1]	1,516	1,516

Total stockholders’ equity	4,087	4,760

Total liabilities and stockholders’ equity	$7,948	$8,706

1.	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of Statement of Financial Accounting Standards No.160.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue
Products	$2,485	$4,251
Services	303	96

Total revenue	2,788	4,347

Cost of revenue
Products	1,318	2,386
Services	294	201

Total cost of revenue	1,612	2,587

Expenses
Marketing	444	769
General & administrative	923	1,317
Research & development	504	808

Loss from operations	(695)	(1,134)

Other income (expense)
Interest income (expense), net	15	(5)
Equity in income of affiliate company	7	26
Other income	12	—

Loss from continuing operations before income taxes	(661)	(1,113)
Income taxes	1	12

Loss from continuing operations	(662)	(1,125)
Loss from discontinued operations	—	(362)

Net loss	$(662)	$(1,487)

Loss per share from continuing operations:
Basic	$(0.15)	$(0.25)
Diluted	$(0.15)	$(0.25)
Loss per share from discontinued operations:
Basic	$—	$(0.08)
Diluted	$—	$(0.08)
Loss per share:
Basic	$(0.15)	$(0.33)
Diluted	$(0.15)	$(0.33)

Basic weighted average common shares outstanding	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,478,971	4,478,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2009	2008

OPERATIONS:
Net loss	$(662)	$(1,487)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	124	126
Stock-based compensation expense	3	3
Non-cash interest income, net	(18)	—
Equity in income of affiliate company	(7)	(26)
Changes in operating assets and liabilities
Accounts receivable	(66)	(418)
Inventories	85	(46)
Other current assets	10	(390)
Accounts payable	16	164
Deferred revenue	(3)	236
Accrued payroll	(72)	(114)
Accrued expenses and other current liabilities	(20)	666
Other liabilities	—	(22)

Net cash used for operating activities	(610)	(1,308)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	129	119
Purchases of property and equipment	17	(131)

Net cash provided by (used for) investing activities	146	(12)

FINANCING ACTIVITIES:
Borrowings under line of credit	240	1,400
Repayments made under line of credit	(223)	—
Borrowings under notes payable	—	124
Payments on notes payable	(24)	(50)

Net cash provided by (used for) financing activities	(7)	1,474

Effects of exchange rate changes on cash	(15)	(5)

Net increase (decrease) in cash	(486)	149
Cash at beginning of period	1,074	554

Cash at end of period	$588	$703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10	$20
Cash paid during the period for income taxes	1	12
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.
2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2009 and 2008. The interim results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2008, as filed in our Annual Report on Form 10-K.

3.
Reclassification — Certain prior period amounts have been reclassified to conform to the current period presentation. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (SFAS No. 160) “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”, the provisions of which, among others, require that minority interests be renamed “noncontrolling interests” and be presented as a component of equity for all periods presented. Accordingly, $1,516,000 of minority interest which had been recorded in the liability section of the balance sheet at December 31, 2008 has been reclassified to stockholders’ equity for all periods presented.

We also reclassified shipping and handling amounts billed to customers from cost of sales to revenue totaling $271,000 for the three months ended March 31, 2008 to conform to our current period presentation. We classify shipping and handling amounts billed to customers in revenue and the cost of the shipping and handling to customers as a component of cost of sales.
4.
Discontinued Operations — As explained in more detail in Note 2 to the Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2008, effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”) between IBS Technics, Inc. (“IBS Technics”) and VISaer. IBS Technics is a subsidiary of IBS Software Services, Inc., a software services company that had previously provided certain software development services to VISaer as an independent third party contractor. The VISaer business is presented as discontinued operations for all periods presented.

The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Three Months Ended March 31,
(unaudited, in thousands)	2009	2008
Net sales	$—	$628
Operating loss	—	(359)
Loss from discontinued operations	—	(361)
5.
Comprehensive Loss — In accordance with Financial Accounting Standards Board Statement No. 130, “Reporting Comprehensive Income”, comprehensive loss is the total of net loss and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended March 31,
(unaudited, in thousands)	2009	2008
Net loss	$(662)	$(1,487)
Other comprehensive loss
Foreign currency translation adjustment	(13)	(5)

Comprehensive loss	$(675)	$(1,492)

6.
Stock-based Compensation — At March 31, 2009, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment” (SFAS No. 123R) which replaced APB No. 25 and SFAS No. 123. We adopted SFAS No.123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. As a result of adopting SFAS No. 123R, we recorded $3,000 of stock-based compensation expense in each of the three months ended March 31, 2009 and 2008.

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our Form 10-K.
As of March 31, 2009, there is $10,000 of unrecognized compensation cost related to stock options. No options were granted, exercised or forfeited during the three months ended March 31, 2009. The following table summarizes options as of March 31, 2009:

			Wgt Avg
			Remaining	Aggregate
		Wgt Avg	Contractual Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at March 31, 2009	221,000	$2.46	4.2	—
Vested and exercisable at March 31, 2009	203,000	$2.37	3.7	—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. At March 31, 2009, there were no in-the-money options and therefore no intrinsic value is reported. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.
7.
Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended March 31,
(unaudited)	2009	2008
ChemFree Customer A	14%	14%
ChemFree Customer B	—	14%
ChemFree Customer C	35%	42%
ChemFree Customer D	13%	—
8.	Commitments and Contingencies — Please refer to Note 9 to our Consolidated Financial Statements included in our 2008 Form 10-K for a description of our commitments and contingencies.
Legal Matters — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendants’ products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendants to cease their infringing activities. The defendants have asserted various defenses. On May 8, 2009, a trial date of July 13, 2009 was set. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the disputes will be resolved in its favor. During the second and third quarter of 2008, several pre-trial rulings were made by the judge assigned to the case with respect to various motions submitted by ChemFree, J. Walter Co. Ltd. and J. Walter, Inc. One of the rulings awarded ChemFree legal expenses related to a certain matter in an amount to be determined. Since the amount of the award has not been determined at this time, no amount for awarded legal expenses has been accrued in the accompanying Consolidated Financial Statements included in this filing.

9.
Industry Segments — Segment information is presented consistently with the basis described in the 2008 Form 10-K. The following table contains segment information for continuing operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(unaudited, in thousands)	2009	2008
Information Technology
Revenue	$343	$110
Operating loss	(579)	(1,077)
Industrial Products
Revenue	2,445	4,237
Operating income	255	318

Consolidated Segments
Revenue	2,788	4,347
Operating loss	(324)	(759)
Corporate expenses	(371)	(375)

Consolidated operating loss from continuing operations	$(695)	$(1,134)

Depreciation and Amortization
Information Technology	$1	$34
Industrial Products	119	81

Consolidated segments	120	115
Corporate	4	6

Consolidated depreciation and amortization	$124	$121

Capital Expenditures
Information Technology	$(22)	$1
Industrial Products	3	123

Consolidated segments	(19)	124
Corporate	2	6

Consolidated capital expenditures	$(17)	$130

(unaudited, in thousands)	March 31, 2009	December 31, 2008
Identifiable Assets
Information Technology	$2,362	$2,600
Industrial Products	4,079	4,415

Consolidated segments	6,441	7,015
Corporate	1,507	1,691

Consolidated assets	$7,948	$8,706

10.
Income Taxes — Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN No. 48. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations. As of March 31, 2009, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No such interest expense or penalties were recognized during the three months ended March 31, 2009 and 2008.

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
11.
New Accounting Pronouncements — In December 2007, the FASB issued Statement No. 160 (SFAS No. 160) “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and the deconsolidation of a subsidiary. It clarifies that the noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also changes the way the consolidated income statement is presented, requiring disclosure on the face of the income statement of the amount of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also establishes appropriate accounting for changes in a parent’s ownership interest that do not result in deconsolidation and when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosure to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 resulted in the renaming of a minority interest totaling $1,516,000 which had previously been recorded in the liability section of the balance sheet to a noncontrolling interest presented as a component of stockholders’ equity for all periods presented.

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP 142-3), "Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life for a recognized intangible asset under SFAS No. 142 and period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1 (FSP 141(R) -1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141(R)-1 modified SFAS No. 141(R) to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of SFAS No. 5. In periods after the acquisition date, contingent assets and liabilities not recognized at the acquisition date shall be accounted for in accordance with applicable GAAP. This FSP has no immediate impact on our financial statements but will apply to any future acquisitions.
We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.
12.
Subsequent Event — On April 17, 2009, we announced that we are planning to make a rights offering of common stock to our shareholders. Under the terms of the rights offering, we will distribute at no charge to the holders of our common stock non-transferable rights to purchase shares of our common stock. We will distribute one right for each share of common stock owned by such holder on the record date which is May 22, 2009. Each right will entitle the holder to purchase one share of our common stock at a subscription price of $.70 per share. Stockholders on the record date will also be entitled to subscribe, subject to allotment among all subscribing stockholders, for additional shares not subscribed for by other stockholders. A registration statement relating to the rights offering was filed with the Securities and Exchange Commission on April 17, 2009 but is not yet effective. Subject to the registration statement being declared effective, the rights offering is expected to commence of May 22, 2009 and expire on June 22, 2009. We expect to use proceeds from the rights offering primarily to support plans for our CoreCard subsidiary as well as other general working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this Form 10-Q may contain forward-looking statements relating to ISC. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). The Information Technology sector consists of CoreCard Software, Inc. (“CoreCard”) (software for managing accounts receivables, credit and debit cards). As discussed in Note 4 to the Consolidated Financial Statements, we sold our VISaer business as of April 16, 2008. Accordingly, the Consolidated Financial Statements reported in this Form 10-Q and the discussion below do not include the results of our VISaer subsidiary as part of continuing operations.
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
•
CoreCard has been involved in major new product development initiatives for a number of years and does not have extensive experience delivering and implementing our software products at customer sites, making it difficult to predict with certainty when it may recognize revenue on individual software contracts.

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

Frequently we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until such products are delivered to and accepted by customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.

From time to time, we also generate income or incur losses from non-operating sources and we may do so in the future. We may derive income from sales of holdings in subsidiary, affiliate and other minority-owned companies, as exemplified in the VISaer sale, discussed in more detail in Note 4 to the Consolidated Financial Statements. Occasionally, we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of our affiliate company accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliate generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.
Revenue — Total revenue from continuing operations in the three month period ended March 31, 2009 was $2.8 million, a 36 percent decrease compared to the first quarter of 2008.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2.5 million in the three month period ended March 31, 2009, a 42 percent decline compared to $4.3 million in the three months ended March 31, 2008. The decline in product revenue in the first quarter of 2009 compared to the prior year is primarily associated with a decline in domestic sales of ChemFree equipment (our Industrial Products segment) due to the fact that in the first quarter of last year, a new customer was in the middle of a national program to sell ChemFree products to its installed customer base, resulting in a high initial volume of sales. With the initial rollout complete, the number of new machines sold to this customer in the first quarter of 2009 was lower than during the rollout period last year. Sales of ChemFree’s fluid and filter consumables in the domestic market increased significantly in the three month period of 2009 compared to 2008, reflecting an increasing base of domestic users of its SmartWasher® part washers. There was a period-to-period decline in international sales of equipment and fluid, reflecting the general economic slowdown in certain European markets as well as changes in distributor requirements from period to period. Software license revenue associated with the Information Technology segment increased in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 but was not a significant contributor to product revenue in either period. The company recognizes software license revenue generally upon completion of each contract and acceptance by customers.

•
Service revenue associated with the Information Technology segment was $303,000 in the first quarter of 2009, more than double the level reported in the same period in 2008. The change is attributed mainly to increased professional services projects that were completed for CoreCard customers as well as an increase in our installed base of customers that pay for maintenance and technical support.

•
Due to general economic conditions and uncertainty about the impact of a slowing economy on the automotive repair and supplies industry, ChemFree is planning for a relatively flat volume of machine sales for the foreseeable future and is carefully managing its costs and inventory levels accordingly. We expect that sales of replenishment fluid and filter the installed base of customers and lease revenue will be relatively unaffected by fluctuations in general economic conditions. Turmoil in the global financial markets could impact CoreCard’s revenue and prospects in the foreseeable future if customers or prospects postpone software purchases or implementations. We are carefully monitoring the evolving dynamics in the marketplace and proactively lowered expenses going into 2009. We expect to support existing customers and contracts and to continue to add new prospects and customers as opportunities arise in these uncertain times.

Cost of Revenue — Total cost of revenue was 58 percent of total revenue in the three month period ended March 31, 2009 compared to 60 percent of total revenue in the first quarter of 2008. The improvement is related principally to favorable changes in ChemFree’s product mix from period to period as well as increased services revenue and lower costs to deliver services at CoreCard.
•
Cost of product revenue was 53 percent and 56 percent of product revenue in the three months ended March 31, 2009 and 2008, respectively. Higher margin fluid and filters represented a larger percentage of product revenue in the first quarter of 2009 than in the comparable period in 2008, resulting in an improved gross margin.

•
Cost of service revenue (which relates to our software business only) was significantly lower as a percent of service revenue in the three month period ended March 31, 2009 compared to the same period last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. CoreCard is providing a high level of support to its initial customers to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth. Cost of providing routine maintenance and support services as a percentage of service revenue is expected to decrease as CoreCard’s installed base of customers increases, whereas the cost of professional services as a percent of revenue is expected to have a relatively stable gross margin percentage from period to period.

Operating Expenses — In the three month period ended March 31, 2009, total consolidated operating expenses were 36 percent lower than in the corresponding period in 2008. Consolidated marketing expenses declined 42 percent in the three month period in 2009 compared to the same period in 2008 mainly due to lowers sales commissions paid by ChemFree and a reduction in personnel related expenses. Consolidated general and administrative expenses were 30 percent lower in the first quarter of 2009 compared to the first quarter of 2008, reflecting mainly reduced legal expenses and personnel-related expenses. Consolidated research and development expenses were 38 percent lower in the first quarter of 2009 compared to the same period last year, mainly due to a reduction in consulting fees and personnel-related expenses associated with our CoreCard business.
Interest Income (Expense), net — We recorded net interest income of $15,000 and net interest expense of $5,000 in the three months ended March 31, 2009 and 2008, respectively. The difference between periods reflects primarily the net effect of periodic fluctuations in our bank borrowings and notes receivable balances.
Equity in Income of Affiliate Company — On a quarterly basis, we recognize our pro rata share of the earnings or losses of our affiliate company that we record on the equity method. We recorded $7,000 and $26,000 in net equity income of our affiliate company in the three months ended March 31, 2009 and 2008. The change between periods reflects a decline in profitability of the affiliate company.
Other Income — We recorded $12,000 of other miscellaneous income items in the three months ended March 31, 2009.
Income Taxes — We recorded $1,000 in the three month period ended March 31, 2009 for income tax expense. We believe our net deferred tax assets should be fully reserved at March 31, 2009 given their character and our historical losses. Accordingly, no deferred tax assets have been recorded at March 31, 2009.
Discontinued Operations
Loss from Discontinued Operations — The amounts recorded in 2008 reflect the operations of our VISaer subsidiary which has been classified as a discontinued operation as a result of the sale of the VISaer business as explained in Note 4 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Our cash balance at March 31, 2009 was $588,000 compared to a cash balance of $1,074,000 at December 31, 2008. During the three months ended March 31, 2009, we used $581,000 cash for operations, principally to support our corporate office, CoreCard and our international R&D operations. Our principal sources of cash were $109,000 in payments received on notes receivable and net borrowings of $16,000 under our line of credit.
We have a bank line of credit with a maximum availability of $1.25 million based on qualifiying accounts receivable and inventory levels which we use from time to time to support short-term cash needs. We presently project that we will have sufficient accounts receivable and inventory balances for the foreseeable future to support the borrowing base for any required draws under our bank line of credit. However, the line expires on June 30, 2009, subject to the bank renewing the line for an additional period. There can be no assurance that the line of credit will be renewed on terms acceptable to the company, if at all.
In the fourth quarter of 2008, due to uncertainty regarding general economic and financial market conditions and the extent to which customer buying decisions in the near-term would be impacted (both for ChemFree and CoreCard), the company implemented cost reduction measures including reductions in payroll expense and discretionary spending. We also explored the possibility of raising additional capital in order to (i) accelerate and support our CoreCard subsidiary’s marketing initiatives, product development and prepaid card services rollout and (ii) increase our shareholders’ equity as part of a plan to regain compliance with the continued listing standards of the NYSE Amex. After considering a number of alternatives, on April 17, 2009, we announced plans to make a rights offering of common stock to our shareholders. Under the terms of the rights offering, subject to the effectiveness of a registration statement that we have filed with the Securities and Exchange Commission, we will distribute at no charge to the holders of our common stock non-transferable rights to purchase one share of our common stock for each share they own on the record date at a price of $.70 per share. Stockholders as of the record date will also be entitled to subscribe for additional shares not subscribed for by other shareholders.

While the amount of cash proceeds from the rights offering will depend upon the participation of our shareholders and is not determinable in advance, we believe the proceeds from the rights offering will be sufficient to fund our operations and plans for the foreseeable future. However, there can be no assurance that the offering will meet our expectations or requirements. Furthermore, if our line of credit is not renewed, we would be required to repay the principal outstanding which would reduce the funds available from the offering proceeds. Furthermore, if we fail to control costs, if we fail to meet software delivery commitments, if anticipated customer payments are delayed for any reason, if we encounter unforeseen delays in product development or production, we could require more cash than planned. As a result, we may need to seek additional financing or scale back operations.
Long-term, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility if necessary to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments or subsidiaries although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2008. Except as explained in Note 3 to the Consolidated Financial Statements, during the three month period ended March 31, 2009, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2008.
Factors That May Affect Future Operations
Future operations in both the Information Technology Products and Services and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty. Any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-controlling shareholder in a private company with limited liquidity.
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

•
One of ChemFree’s customers represented approximately 35 percent of our consolidated revenue in the first quarter of 2009 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

•
Failure by ChemFree to protect its intellectual property assets could increase competition in the marketplace and result in greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

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

•
CoreCard could fail to establish a base of reference customers for its new product offerings, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

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
•
Declines in performance, financial condition or valuation of minority-owned companies could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash flow.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than as described in Note 8 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of March 31, 2009, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.
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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: May 15, 2009	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2009	By:	/s/ Bonnie L. Herron
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