Form 10-Q
period 2009-06-30
INTELLIGENT SYSTEMS CORP
filed 2009-08-11
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Registrant’s telephone number, including area code: (770) 381-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 30, 2009, 8,957,942 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets:
Cash	$795	$1,074
Accounts receivable, net	1,864	1,570
Notes and interest receivable, current portion	90	353
Inventories	800	1,051
Other current assets	444	280

Total current assets	3,993	4,328

Long-term investments	1,229	1,209
Notes and interest receivable, net of current portion	1,358	1,318
Property and equipment, at cost less accumulated depreciation	1,400	1,583
Other intangibles, net	245	268

Total assets	$8,225	$8,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings	$437	$325
Accounts payable	901	922
Deferred revenue	1,291	983
Accrued payroll	392	497
Accrued expenses and other current liabilities	1,072	970

Total current liabilities	4,093	3,697
Long-term liabilities, net of current portion	200	249

Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 4,478,971 shares issued and outstanding at June 30, 2009 and December 31, 2008	45	45
Additional paid-in capital	18,462	18,457
Accumulated other comprehensive loss	(86)	(92)
Accumulated deficit	(16,005)	(15,166)

Total Intelligent Systems Corporation stockholders’ equity	2,416	3,244
Noncontrolling interest [1]	1,516	1,516

Total stockholders’ equity	3,932	4,760

Total liabilities and stockholders’ equity	$8,225	$8,706

1.	Prior year’s data have been reclassified to conform to the current year’s presentation reflecting the adoption of Statement of Financial Accounting Standards No.160.
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Products	$2,583	$3,781	$5,068	$8,032
Services	540	307	843	403

Total revenue	3,123	4,088	5,911	8,435

Cost of revenue
Products	1,351	2,263	2,668	4,649
Services	247	221	542	421

Total cost of revenue	1,598	2,484	3,210	5,070

Expenses
Marketing	456	769	900	1,538
General & administrative	766	1,205	1,690	2,522
Research & development	506	904	1,010	1,713

Loss from operations	(203)	(1,274)	(899)	(2,408)

Other income (expense)
Interest income (expense), net	16	(4)	31	(9)
Equity in income of affiliate company	12	27	19	53
Other income	—	—	13	—

Loss from continuing operations before income taxes	(175)	(1,251)	(836)	(2,364)
Income taxes	2	5	3	17

Loss from continuing operations	(177)	(1,256)	(839)	(2,381)
Loss from discontinued operations	—	(85)	—	(446)
Gain on sale of discontinued operations	—	2,884	—	2,884

Net income (loss)	$(177)	$1,543	$(839)	$58

Loss per share from continuing operations:
Basic	$(0.04)	$(0.28)	$(0.19)	$(0.53)
Diluted	$(0.04)	$(0.28)	$(0.19)	$(0.52)
Income per share from discontinued operations:
Basic	$—	$0.62	$—	$0.54
Diluted	$—	$0.62	$—	$0.54
Income (loss) per share:
Basic	$(0.04)	$0.34	$(0.19)	$0.01
Diluted	$(0.04)	$0.34	$(0.19)	$0.01
Basic weighted average common shares outstanding	4,478,971	4,478,971	4,478,971	4,478,971
Diluted weighted average common shares outstanding	4,478,971	4,546,365	4,478,971	4,545,727
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2009	2008

OPERATIONS:
Net income (loss)	$(839)	$58
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	270	260
Stock-based compensation expense	6	9
Gain on sale of VISaer business	—	(2,884)
Non-cash interest income, net	(36)	(15)
Equity in income of affiliate company	(19)	(53)
Changes in operating assets and liabilities
Accounts receivable	(294)	22
Accrued interest	2	5
Inventories	251	112
Other current assets	(165)	892
Accounts payable	(20)	(93)
Deferred revenue	308	46
Accrued payroll	(105)	(251)
Accrued expenses and other current liabilities	98	6
Other liabilities	(4)	(42)

Net cash used for operating activities	(547)	(1,928)

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	—	3,025
Investment in subsidiary	—	(125)
Proceeds from notes and interest receivable	263	285
Purchases of property and equipment	(64)	(154)

Net cash provided by investing activities	199	3,031

FINANCING ACTIVITIES:
Borrowings under line of credit	335	1,400
Repayments made under line of credit	(223)	(1,820)
Borrowings under notes payable	—	124
Payments on notes payable	(49)	(133)

Net cash provided by (used for) financing activities	63	(429)

Effects of exchange rate changes on cash	6	(66)

Net increase (decrease) in cash	(279)	608
Cash at beginning of period	1,074	554

Cash at end of period	$795	$1,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22	$42
Cash paid during the period for income taxes	$2	$17
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.
2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2009 and 2008. The interim results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2008, as filed in our Annual Report on Form 10-K.

3.
Reclassification – Certain prior period amounts have been reclassified to conform to the current period presentation. On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” the provisions of which, among others, require that minority interests be renamed “noncontrolling interests” and be presented as a component of equity for all periods presented. Accordingly, $1,516,000 of minority interest which had been recorded in the liability section of the balance sheet at December 31, 2008 has been reclassified to stockholders’ equity for all periods presented.

We also reclassified shipping and handling amounts billed to customers from cost of sales to revenue totaling $369,000 and $640,000 for the three and six months ended June 30, 2008, respectively, to conform to our current period presentation. We classify shipping and handling amounts billed to customers in revenue and the cost of the shipping and handling to customers as a component of cost of revenue.

4.
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

The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2009	2008	2009	2008
Net sales	$—	$133	$—	$761
Operating loss	$—	$(95)	$—	$(454)
Net loss from discontinued operations	$—	$(85)	$—	$(446)
5.
Comprehensive Loss – In accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” comprehensive loss is the total of net loss and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2009	2008	2009	2008
Net income (loss)	$(177)	$1,543	$(839)	$58
Other comprehensive income (loss):
Foreign currency translation adjustment	19	(61)	6	(66)

Comprehensive income (loss)	$(158)	$1,482	$(833)	$(8)

6.
Stock-based Compensation – At June 30, 2009, we have two stock-based compensation plans in effect. In December 2004, the FASB issued FASB Statement No. 123R (SFAS No. 123R), “Share-Based Payment” which replaced APB No. 25 and SFAS No. 123. We adopted SFAS No.123R effective January 1, 2006 using the modified prospective application method of adoption which requires us to record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value in accordance with provisions of SFAS 123R on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. As a result of adopting SFAS No. 123R, we recorded $3,000 and $6,000 of stock-based compensation expense in the three months ended June 30, 2009 and 2008, respectively and $6,000 and $9,000 for the six month periods ended June 30, 2009 and 2008, respectively.

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our Form 10-K.

As of June 30, 2009, there is $13,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2009, an aggregate of 12,000 options were granted to the three independent members of our board of directors pursuant to the non-employee director stock option plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. No options were exercised or forfeited during the three and six month periods ended June 30, 2009. The following table summarizes options as of June 30, 2009:

			Wgt Avg
			Remaining	Aggregate
		Wgt Avg	Contractual Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at June 30, 2009	233,000	$2.37	4.2	—
Vested and exercisable at June 30, 2009	215,000	$2.44	3.8	—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. At June 30, 2009, the number of in-the-money options and aggregate intrinsic value were diminimis. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.
7.
Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2009	2008	2009	2008
ChemFree Customer A	33%	42%	34%	42%
ChemFree Customer B	12%	12%	13%	13%
ChemFree Customer C	—	—	—	11%
ChemFree Customer D	11%	—	12%	—
8.
Short-term Borrowings – In June 2009, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent and 6.75% (6.75% at June 30, 2009), is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2010. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At June 30, 2009, our borrowing base calculation resulted in availability of $1,250,000, of which we had drawn down $437,000 at June 30, 2009. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan renewal include a covenant requiring the company to maintain a minimum tangible net worth (as defined in the loan agreement) of various calculated amounts at the end of each calendar quarter beginning September 30, 2009.

9.	Commitments and Contingencies –

Lease – On June 1, 2009, we entered into an amendment to our lease for the facility at 4355 Shackelford Road, Norcross, Georgia that houses our corporate offices and the operations of our two subsidiary companies. The amendment extended the term of the lease for three years through May 31, 2012. All other terms and conditions of the original lease remain unchanged. The lease is with a related party as explained in Note 12 to the Consolidated Financial Statements contained in our 2008 Form 10-K.

Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2009	$232
2010	465
2011	465
2012	194

Total minimum lease payments	$1,356

Legal Matters – In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendants’ products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendants to cease their infringing activities. The defendants have asserted various defenses. On May 8, 2009, a trial date was set and the trial took place as scheduled during the week of July 13, 2009. At the conclusion of the trial week, the judge issued several rulings from the bench which supported two of ChemFree’s claims. However, other substantive matters have not yet been ruled upon. The parties are expected to submit closing arguments and other filings before the end of August. The remaining issues are expected to be ruled upon by the judge at some unspecified future date. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the remaining issues will be resolved in its favor. Depending upon the final rulings, ChemFree will have a number of options to consider which could include but are not limited to pursuit of recovery of damages or an appeal.
Except as noted above, other commitments and contingencies described in Note 9 to our Consolidated Financial Statements included in our 2008 Form 10-K are unchanged.
10.
Income Taxes – Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, (FIN No. 48) “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN No. 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) as a result of the implementation of FIN No. 48. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations. As of June 30, 2009, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No such interest expense or penalties were recognized during the three or six months ended June 30, 2009 and 2008.
We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership exceeds 80 percent, as well as individual subsidiary returns in various states and foreign jurisdictions. For periods prior to April 15, 2008, our VISaer subsidiary filed a separate U.S. federal income tax return. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2003.

11.
Industry Segments – Segment information is presented consistently with the basis described in the 2008 Form 10-K. The following table contains segment information for continuing operations for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2009	2008	2009	2008
Information Technology
Revenue	$566	$322	$910	$431
Operating loss	(267)	(945)	(846)	(2,022)
Industrial Products
Revenue	2,557	3,766	5,001	8,004
Operating income (loss)	332	(146)	587	172

Consolidated Segments
Revenue	3,123	4,088	5,911	8,435
Operating income (loss)	65	(1,091)	(260)	(1,850)
Corporate expenses	(268)	(183)	(639)	(558)

Consolidated operating loss from continuing operations	$(203)	$(1,274)	$(899)	$(2,408)

Depreciation and Amortization
Information Technology	$28	$26	$29	$60
Industrial Products	114	106	232	187

Consolidated segments	142	132	261	247
Corporate	4	6	9	13

Consolidated depreciation and amortization	$146	$138	$270	$260

Capital Expenditures
Information Technology	$69	$(37)	$47	$(36)
Industrial Products	10	61	13	185

Consolidated segments	79	24	60	149
Corporate	3	3	4	5

Consolidated capital expenditures	$82	$27	$64	$154

(unaudited, in thousands)	June 30, 2009	December 31, 2008
Identifiable Assets
Information Technology	$2,708	$2,600
Industrial Products	4,006	4,415

Consolidated segments	6,714	7,015
Corporate	1,511	1,691

Consolidated assets	$8,225	$8,706

12.
New Accounting Pronouncements – In December 2007, the FASB issued Statement No. 160 (SFAS No. 160) “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and the deconsolidation of a subsidiary. It clarifies that the noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also changes the way the consolidated income statement is presented, requiring disclosure on the face of the income statement of the amount of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 also establishes appropriate accounting for changes in a parent’s ownership interest that do not result in deconsolidation and when a subsidiary is deconsolidated. SFAS No. 160 requires expanded disclosure to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Accordingly, we adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 resulted in the renaming of a minority interest totaling $1,516,000 which had previously been recorded in the liability section of the balance sheet to a noncontrolling interest presented as a component of stockholders’ equity for all periods presented.

In April 2008, the FASB issued FASB Staff Position FAS 142-3 (FSP 142-3), “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life for a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 will be effective beginning in fiscal year 2010. We are currently evaluating the impact that FSP 142-3 will have on our consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1 (FSP 141(R)-1), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP 141(R)-1 modified SFAS No. 141(R) to provide that contingent assets acquired or liabilities assumed in a business combination be recorded at fair value if the acquisition-date fair value can be determined during the measurement period. If not, such items would be recognized at the acquisition date if they meet the recognition requirements of SFAS No. 5. In periods after the acquisition date, contingent assets and liabilities not recognized at the acquisition date shall be accounted for in accordance with applicable GAAP. This FSP has no immediate impact on our financial statements but will apply to any future acquisitions.
We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.
13.
Subsequent Event – On July 17, 2009, we completed a rights offering of common stock to our shareholders. Under the terms of the rights offering, we distributed at no charge to the holders of our common stock non-transferable rights to purchase shares of our common stock. We distributed one right for each share of common stock owned by such holder on the record date of June 17, 2009. Each right entitled the holder to purchase one share of our common stock at a subscription price of $.70 per share. Stockholders on the record date were also entitled to subscribe, subject to allotment among all subscribing stockholders, for additional shares not subscribed for by other stockholders. A registration statement relating to the rights offering filed with the Securities and Exchange Commission was declared effective on June 18, 2009. The rights offering commenced on June 18, 2009 and terminated on July 17, 2009. The company sold 4,479,014 new shares of common stock and received gross proceeds of $3,135,310 from the rights offering, which was oversubscribed. Giving effect to the rights offering, we have 8,957,942 shares of common stock outstanding as of July 30, 2009. We expect that expenses related to the transaction will be between $110,000 and $120,000. Subsequent to the completion of the rights offering, we paid down our working capital line of credit in full and expect to use remaining proceeds from the rights offering primarily to support plans for our CoreCard subsidiary as well as other general working capital purposes.

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
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment consists of ChemFree Corporation (“ChemFree”) (bio-remediating parts washers). The Information Technology sector consists of CoreCard Software, Inc. (“CoreCard”) (software for managing accounts receivables, credit and prepaid cards). As discussed in Note 4 to the Consolidated Financial Statements, we sold our VISaer business as of April 16, 2008. Accordingly, the Consolidated Financial Statements reported in this Form 10-Q and the discussion below do not include the results of our VISaer subsidiary as part of continuing operations.
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

•
Our subsidiaries are relatively small in revenue size and, in the Information Technology sector, revenue in a given period may consist of a relatively small number of new contracts. Consequently, even small delays in a delivery under a new software contract (which may be out of our control) could have a significant and unpredictable impact on consolidated revenue that we can recognize in a given quarterly or annual period.

Frequently we incur consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our operating expenses consist of the aggregate of our subsidiaries’ expenses and the corporate office expenses. Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until such products are delivered to and accepted by customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
From time to time, we also generate income or incur losses from non-operating sources and we may do so in the future. We may derive income from sales of holdings in subsidiary, affiliate and other minority-owned companies, as exemplified in the VISaer sale, discussed in more detail in Note 4 to the Consolidated Financial Statements. Occasionally, we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of a minority-owned affiliate company accounted for by the equity method. The timing and amount of gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.
Revenue – Total revenue from continuing operations in the three month period ended June 30, 2009 was $3.1 million, a 24 percent decline compared to the second quarter of 2008 but an increase of 12 percent compared to the first quarter of 2009. For the six month period ended June 30, 2009, total revenue was $5.9 million, a decline of 30 percent compared to the same period in 2008.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2.6 million in the three month period ended June 30, 2009, a 32 percent decline compared to the three month period ended June 30, 2008. Product revenue declined by 37 percent in the year-to-date period of 2009 compared to the first six months of 2008. The decline in product revenue in the second quarter and year-to-date periods in 2009 compared to the prior year periods is primarily associated with a decline in domestic sales of ChemFree parts washer equipment (our Industrial Products segment) due to the fact that in the first half of 2008, a new customer was in the middle of a national program to sell ChemFree products to its installed customer base, resulting in a high initial volume of sales. With the initial rollout complete, as anticipated the number of new machines sold to this customer in the three and six month period ended June 30, 2009 was lower than during the rollout period last year. There was also a period-to-period decline in international equipment sales reflecting the general economic slowdown in certain European markets. Total sales of ChemFree’s fluid and filter consumables in the domestic and international markets increased in the three and six month period ended June 30, 2009 compared to the same periods in 2008, reflecting an increasing base of users of its SmartWasher® part washers. However, sales of fluid to the European market were lower in the year-to-date 2009 period compared to the six month period of 2008 reflecting the temporary impact of a transition to a new fluid blending facility in the UK to serve the European market. Software license revenue associated with the Information Technology segment increased in both the three and six month periods ended June 30, 2009 compared to the respective periods in 2008 but was not a significant contributor to product revenue in either period. The company recognizes software license revenue generally upon completion of each contract and acceptance by customers.

•
Service revenue associated with the Information Technology segment was $540,000 and $843,000 in the three and six months ended June 30, 2009, representing increases of 76 percent and 109 percent compared to the respective periods in 2008. The change is attributed to increased professional services projects that were completed for CoreCard customers as well as an increase in the installed base of customers that pay for maintenance and technical support.

•
Due to general economic conditions and uncertainty about the impact of a slow economy on the automotive repair and supplies industry, ChemFree expects a relatively flat volume of machine sales for the foreseeable future and is carefully managing its costs and inventory levels accordingly. We expect that sales of replenishment fluid and filter to the installed base of customers and lease revenue will be relatively unaffected by fluctuations in general economic conditions. Turmoil in the global financial markets could impact CoreCard’s revenue and prospects in the foreseeable future if customers or prospects postpone software purchases or implementations. We are carefully monitoring the evolving dynamics in the marketplace and proactively lowered expenses going into 2009. We expect to fully support existing customers and contracts and to continue to add new prospects and customers. We expect to use the funds received from the successful completion of our stockholder rights offering as described in more detail in Note 13 to the Consolidated Financial Statements to support CoreCard’s growth plans, as well as other general corporate purposes.

Cost of Revenue – Total cost of revenue was 51 percent and 54 percent of total revenue in the three and six month periods ended June 30, 2009, respectively, compared to 61 percent and 60 percent of total revenue in the three and six month periods ended June 30, 2008, respectively. The improvement is related to favorable changes in ChemFree’s product mix from period to period as well as increased service revenue and lower costs to deliver services at CoreCard.
•
Cost of product revenue was 52 percent and 53 percent of product revenue in the three and six months ended June 30, 2009, respectively compared to costs of 60 percent and 58 percent of product revenue in the respective periods in 2008. Higher margin fluid and filters represented a larger percentage of product revenue in 2009 than in the comparable periods in 2008, resulting in the improved gross margin.

•
Cost of service revenue (which relates to our CoreCard business only) was significantly lower as a percent of service revenue in the three and six month periods ended June 30, 2009 as compared to the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. The improvement in gross margin in 2009 is due in part to a higher volume of professional service revenue which has a relatively lower cost to deliver than does our customer support and maintenance revenue (both of which are included in the category of service revenue). CoreCard is providing a high level of support to its initial customers to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth. Cost of providing routine maintenance and support services as a percentage of service revenue is expected to decrease as CoreCard’s installed base of customers increases, whereas the cost of professional services is expected to have a relatively stable gross margin percentage from period to period.

Operating Expenses – In the three and six month periods ended June 30, 2009, total consolidated operating expenses were lower by 40 percent and 38 percent, respectively, than in the corresponding periods in 2008. At the beginning of 2009, we implemented company-wide headcount reductions and pay cuts. These actions and the associated reductions in personnel- related and travel expenses resulted in substantial cost savings in the three and six month periods of 2009 as compared to the respective periods in 2008. Consolidated marketing expenses declined by 41 percent in the three and six month periods in 2009 compared to the same periods in 2008 mainly due to lower sales commissions paid by ChemFree and a reduction in personnel and travel related expenses. Consolidated general and administrative expenses were lower by 36 percent and 33 percent in the three and six month periods ended June 30, 2009, respectively, compared to the respective periods of 2008, reflecting mainly reduced legal and personnel-related expenses. Consolidated research and development expenses were 44 percent and 41 percent lower in the three and six month periods in 2009, respectively, compared to the same periods in 2008, mainly due to a reduction in consulting fees and personnel-related expenses associated with our CoreCard business.
Interest Income (Expense), net – We recorded net interest income of $16,000 and $31,000 in the three and six month periods in 2009 compared to net interest expense of $4,000 and $9,000 in the three and six month periods ended June 30, 2008. The difference between periods reflects primarily the net effect of periodic fluctuations in our bank borrowings and notes receivable balances.
Equity in Income of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of our affiliate company that we record on the equity method. We recorded $12,000 and $19,000 in net equity income of our affiliate company in the three and six months ended June 30, 2009, respectively. These amounts are lower as compared to the respective periods in 2008, reflecting a decline in profitability of the affiliate company.
Other Income – We recorded $13,000 of other miscellaneous income items in the year-to-date period ended June 30, 2009.
Income Taxes – We recorded $2,000 and $3,000 in the three and six month periods ended June 30, 2009 for state income tax expense. We believe our net deferred tax assets should be fully reserved at June 30, 2009 given their character and our historical losses. Accordingly, no deferred tax assets have been recorded at June 30, 2009.
Discontinued Operations
Loss from Discontinued Operations – The amounts recorded in 2008 reflect the operations of our VISaer subsidiary which have been classified as a discontinued operation as a result of the sale of the VISaer business as explained in Note 4 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Our cash balance at June 30, 2009 was $795,000 compared to a cash balance of $1,074,000 at December 31, 2008. During the six months ended June 30, 2009, we used $547,000 in net cash for operations, principally to support our corporate office, and CoreCard and its international software development and testing operations. Working capital changes included an increase in accounts receivable of $294,000 and a reduction in inventory levels of $251,000. Our principal sources of cash were $263,000 from payments received on notes receivable and net borrowings of $112,000 under our line of credit.
On July 17, 2009, we completed a shareholder rights offering which yielded gross cash proceeds to the company of $3.1 million, as explained in more detail in Note 13 to the Consolidated Financial Statements. As explained in Note 8 to the Consolidated Financial Statements, in June 2009 we renewed our bank line of credit for an additional one-year term, expiring June 30, 2010. The line, which we use from time to time to support short-term cash needs, has a maximum availability of $1.25 million based on qualifying accounts receivable and inventory levels. In July 2009, we repaid our bank line of credit in full from the proceeds of the rights offering and expect to use the balance of the rights offering funds as needed to support our CoreCard subsidiary growth plans and other general corporate purposes. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the line of credit borrowing base for any required draws under our bank line of credit, although we presently anticipate limited, if any, borrowings in the foreseeable future, given the recent proceeds from the rights offering. However, if we fail to control costs, if we fail to meet software delivery commitments, if anticipated customer payments are delayed for any reason or if we encounter unforeseen delays in product development or production, we could require more cash than presently planned.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2008. Except as explained in Note 3 to the Consolidated Financial Statements, during the three and six month periods ended June 30, 2009, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2008.
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

•
It is unclear to what extent the continuing weakness in the domestic US and European economies will impact the automotive parts and repair industry and reduce demand for ChemFree’s SmartWasher® products.

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

•
One of ChemFree’s customers represented 34 percent of our consolidated revenue in the first half of 2009 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on revenue, profits, inventory levels and cash, at least in the near-term.

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
•
Compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will increase audit-related expenses and divert management and staff resources.

•
Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•
CoreCard could fail to expand its base of customers, resulting in lower revenue and profits (or increased losses), increased cash needs and possibly leading to restructuring or cutting back of the subsidiary’s operations.

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

•
Failure to regain compliance with the continued listing standards of NYSE Alternext U.S. could result in delisting of our common stock, with a potentially negative impact on market price and liquidity of our common stock.

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
Other than as described in Note 9 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of June 30, 2009, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
At our Annual Meeting of Shareholders held on May 28, 2009, the shareholders elected James V. Napier and J. Leland Strange to serve as directors until the Annual Meeting of Shareholders in 2012. Mr. Napier was elected by a vote of 98% of the shares voted (3,931,552 shares For and 73,065 shares Withheld). Mr. Strange was elected by a vote of 93% of the shares voted (3,734,566 shares For and 73,065 shares Withheld). The shareholders also approved alternative amendments of the Company’s Articles of Incorporation to effect a reverse stock split of the Common Stock at one of three ratios (one-for-four, one-for-six or one-for-eight). The shareholder approval authorizes the Board of Directors to determine within the next twelve months whether to proceed with the reverse stock split and at which of the three ratios. No such decision has been made and the reverse stock split has not been implemented. The shareholders approved the measure by a vote of 88% of the shares outstanding (3,936,295 For, 171,925 Against and 2,877 Abstained).

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

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	First Amendment to the Lease agreement between the Registrant and ISC Properties, LLC dated June 1, 2009.

10.2	Eighth Modification to Loan Documents by and among Intelligent Systems and Fidelity Bank dated June 26, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 11, 2009	By:	/s/ J. Leland Strange J. Leland Strange
Chief Executive Officer, President

Date: August 11, 2009	By:	/s/ Bonnie L. Herron

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

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	First Amendment to the Lease agreement between the Registrant and ISC Properties, LLC dated June 1, 2009.

10.2	Eighth Modification to Loan Documents by and among Intelligent Systems and Fidelity Bank dated June 26, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.