Form 10-Q
period 2009-09-30
INTELLIGENT SYSTEMS CORP
filed 2009-11-13
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Registrant’s telephone number, including area code: (770) 381-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 31, 2009, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$3,271	$1,074
Accounts receivable, net	2,005	1,570
Notes and interest receivable, current portion	—	353
Inventories	804	1,051
Other current assets	422	280

Total current assets	6,502	4,328

Long-term investments	1,233	1,209
Notes and interest receivable, net of current portion	1,378	1,318
Property and equipment, at cost less accumulated depreciation	1,316	1,583
Other intangibles, net	234	268

Total assets	$10,663	$8,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$325
Accounts payable	1,131	922
Deferred revenue	1,496	983
Accrued payroll	489	497
Accrued expenses and other current liabilities	962	970

Total current liabilities	4,078	3,697
Long-term liabilities, net of current portion	175	249

Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 and 4,478,971 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	90	45
Additional paid-in capital	21,407	18,457
Accumulated other comprehensive loss	(77)	(92)
Accumulated deficit	(16,526)	(15,166)

Total Intelligent Systems Corporation stockholders’ equity	4,894	3,244
Noncontrolling interest	1,516	1,516

Total stockholders’ equity	6,410	4,760

Total liabilities and stockholders’ equity	$10,663	$8,706

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Revenue
Products	$3,147	$3,121	$8,215	$11,152
Services	268	305	1,112	709

Total revenue	3,415	3,426	9,327	11,861

Cost of revenue
Products	1,616	1,810	4,285	6,459
Services	202	185	743	606

Total cost of revenue	1,818	1,995	5,028	7,065

Expenses
Marketing	556	620	1,456	2,158
General & administrative	972	907	2,662	3,429
Research & development	620	902	1,630	2,615

Loss from operations	(551)	(998)	(1,449)	(3,406)

Other income (expense)
Interest income (expense), net	26	5	57	(4)
Equity in income of affiliate company	4	21	24	74
Other income (expense)	6	(1)	18	(1)

Loss from continuing operations before income taxes	(515)	(973)	(1,350)	(3,337)
Income taxes	6	12	10	29

Loss from continuing operations	(521)	(985)	(1,360)	(3,366)
Income (loss) from discontinued operations	—	7	—	(439)
Gain on sale of discontinued operations	—	—	—	2,884

Net loss	$(521)	$(978)	$(1,360)	$(921)

Loss per share from continuing operations:
Basic	$(0.07)	$(0.22)	$(0.25)	$(0.75)
Diluted	$(0.07)	$(0.22)	$(0.25)	$(0.75)
Income per share from discontinued operations:
Basic	$—	$—	$—	$0.55
Diluted	$—	$—	$—	$0.54
Loss per share:
Basic	$(0.07)	$(0.22)	$(0.25)	$(0.20)
Diluted	$(0.07)	$(0.22)	$(0.25)	$(0.20)
Basic weighted average common shares outstanding	7,465,023	4,478,971	5,474,350	4,478,971
Diluted weighted average common shares outstanding	7,465,023	4,545,837	5,474,350	4,545,764
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended Sept. 30,
CASH PROVIDED BY (USED FOR):	2009	2008

OPERATIONS:
Net loss	$(1,360)	$(921)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	414	384
Stock-based compensation expense	9	15
Gain on sale of VISaer business	—	(2,884)
Non-cash interest income, net	(54)	(33)
Equity in income of affiliate company	(24)	(74)
Changes in operating assets and liabilities
Accounts receivable	(435)	(231)
Accrued interest	2	5
Inventories	247	175
Other current assets	(142)	811
Accounts payable	209	(35)
Deferred revenue	513	393
Accrued payroll	(9)	(146)
Accrued expenses and other current liabilities	(9)	(290)
Other liabilities	(6)	(35)

Net cash used for operating activities	(645)	(2,866)

INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations	—	3,025
Investment in subsidiary	—	(125)
Proceeds from notes and interest receivable	352	407
Purchases of property and equipment	(112)	(133)

Net cash provided by investing activities	240	3,174

FINANCING ACTIVITIES:
Borrowings under line of credit	335	1,743
Repayments made under line of credit	(660)	(1,820)
Borrowings under notes payable	—	124
Payments on notes payable	(74)	(168)
Proceeds from rights offering	2,986	—

Net cash provided by (used for) financing activities	2,587	(121)

Effects of exchange rate changes on cash	15	(67)

Net increase in cash	2,197	120
Cash at beginning of period	1,074	554

Cash at end of period	$3,271	$674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$26	$12
Cash paid during the period for income taxes	$2	$12
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.
2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2009 and 2008. The interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2008, as filed in our Annual Report on Form 10-K.

3.
Reclassification — We reclassified shipping and handling amounts billed to customers from cost of sales to revenue totaling $237,000 and $877,000 for the three and nine months ended September 30, 2008, respectively, to conform to our current period presentation. We classify shipping and handling amounts billed to customers in revenue and the cost of the shipping and handling to customers as a component of cost of revenue.

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

The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2009	2008	2009	2008
Net sales	$—	$—	$—	$761
Operating loss	$—	$(17)	$—	$(471)
Income (loss) from discontinued operations	$—	$7	$—	$(439)

5.	Comprehensive Loss — Comprehensive loss is the total of net loss and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of
Comprehensive Loss	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2009	2008	2009	2008
Net loss	$(521)	$(978)	$(1,360)	$(921)
Other comprehensive income (loss):
Foreign currency translation adjustment	9	—	15	(67)

Comprehensive loss	$(512)	$(978)	$(1,345)	$(988)

6.
Stock-based Compensation — At September 30, 2009, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock-based compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $3,000 and $6,000 of stock-based compensation expense in the three months ended September 30, 2009 and 2008, respectively and $9,000 and $15,000 for the nine month periods ended September 30, 2009 and 2008, respectively.

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our Form 10-K.

As of September 30, 2009, there is $10,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2009, an aggregate of 12,000 options were granted to the three independent members of our board of directors pursuant to the non-employee director stock option plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. No options were exercised or forfeited during the three and nine month periods ended September 30, 2009. The following table summarizes options as of September 30, 2009:

			Wgt Avg
		Wgt Avg	Remaining
		Exercise	Contractual Life	Aggregate
	# of Shares	Price	in Years	Intrinsic Value
Outstanding at Sept. 30, 2009	233,000	$2.37	4.0	$7,440
Vested and exercisable at Sept. 30, 2009	215,000	$2.44	3.5	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

7.
Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2009	2008	2009	2008
ChemFree Customer A	41%	40%	37%	41%
ChemFree Customer B	12%	12%	13%	13%
ChemFree Customer C	—	11%	—	—
ChemFree Customer D	11%	—	12%	—
8.
Short-term Borrowings — In June 2009, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent and 6.75% (6.75% at September 30, 2009), is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2010. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At September 30, 2009, our borrowing base calculation resulted in availability of $1,250,000, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan renewal include a covenant requiring the company to maintain a minimum tangible net worth (as defined in the loan agreement) at the end of each calendar quarter beginning September 30, 2009. The company was in compliance with this covenant as of September 30, 2009.

9.	Commitments and Contingencies —

Lease — On June 1, 2009, we entered into an amendment to our lease for the facility at 4355 Shackelford Road, Norcross, Georgia that houses our corporate offices and the operations of our two subsidiary companies. The amendment extended the term of the lease for three years through May 31, 2012. All other terms and conditions of the original lease remain unchanged. The lease is with a related party as explained in Note 12 to the Consolidated Financial Statements contained in our 2008 Form 10-K.

As of September 30, 2009, future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2009	$116
2010	465
2011	465
2012	194

Total minimum lease payments	$1,240

Legal Matters — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendants’ products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendants to cease their infringing activities. The defendants have asserted various defenses. The trial took place during the week of July 13, 2009. At the conclusion of the trial, the judge issued several rulings from the bench which supported two of ChemFree’s claims. However, other substantive matters have not yet been ruled upon. The parties submitted closing arguments and other filings in August 2009. The remaining issues are expected to be ruled upon by the judge at some unspecified future date. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the remaining issues will be resolved in its favor. Depending upon the final rulings, ChemFree will have a number of options to consider which could include but are not limited to pursuit of recovery of damages or an appeal.

During the quarter ended September 30, 2009, we were contacted by management of IBS Technics, the company that acquired certain assets and operations of our VISaer subisidiary, as explained in more detail in Note 4 to the Consolidated Financial Statements. They propose an adjustment to the $1.5 million owed to VISaer in three equal installments beginning April 2010 for an alleged breach of a representation in the Asset Purchase Agreement. We disagree with their allegation. Although there has been no formal request to arbitrate the matter as required under the contract, this dispute may result in legal action if the parties are not able to reach a resolution. Given the status of the matter and our belief that we have reasonable grounds to refute their allegations, presently we have not taken a reserve against the amount receivable from IBS Technics, of $1.4 Million, net of discount and expenses, at September 30, 2009.

Except as noted above, other commitments and contingencies described in Note 9 to our Consolidated Financial Statements included in our 2008 Form 10-K are unchanged.
10.
Income Taxes — We account for income taxes as required by the Income Taxes Topic of the FASB Accounting Standards Codification. This Topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Topic also provides guidance on derecognition, measurement, clarification, interest and penalties, accounting in interim periods, disclosure and transition issues. We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits). As of September 30, 2009, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expenses. No such interest expense or penalties were recognized during the three or nine months ended September 30, 2009 and 2008.

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

11.
Industry Segments — Segment information is presented consistently with the basis described in the 2008 Form 10-K. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2009	2008	2009	2008
Information Technology
Revenue	$412	$320	$1,322	$751
Operating loss	(603)	(915)	(1,449)	(2,936)
Industrial Products
Revenue	3,003	3,106	8,005	11,110
Operating income	298	98	884	270

Consolidated Segments
Revenue	3,415	3,426	9,327	11,861
Operating loss	(305)	(817)	(565)	(2,666)
Corporate expenses	(246)	(181)	(884)	(740)

Consolidated operating loss from continuing operations	$(551)	$(998)	$(1,449)	$(3,406)

Depreciation and Amortization
Information Technology	$28	$14	$57	$73
Industrial Products	111	103	343	291

Consolidated segments	139	117	400	364
Corporate	4	7	14	20

Consolidated depreciation and amortization	$143	$124	$414	$384

Capital Expenditures
Information Technology	$18	$(32)	$65	$(68)
Industrial Products	28	9	41	194

Consolidated segments	46	(23)	106	126
Corporate	1	1	6	10

Consolidated capital expenditures	$47	$(22)	$112	$136

(unaudited, in thousands)	September 30, 2009	December 31, 2008
Identifiable Assets
Information Technology	$2,864	$2,600
Industrial Products	3,846	4,415

Consolidated segments	6,710	7,015
Corporate	3,953	1,691

Consolidated assets	$10,663	$8,706

12.
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

13.
Stockholder Rights Offering — On July 17, 2009, we completed a rights offering of common stock to our shareholders. Under the terms of the rights offering, we distributed at no charge to the holders of our common stock non-transferable rights to purchase shares of our common stock. We distributed one right for each share of common stock owned by such holder on the record date of June 17, 2009. Each right entitled the holder to purchase one share of our common stock at a subscription price of $.70 per share. Stockholders on the record date were also entitled to subscribe, subject to allotment among all subscribing stockholders, for additional shares not subscribed for by other stockholders. A registration statement relating to the rights offering filed with the Securities and Exchange Commission was declared effective on June 18, 2009. The rights offering commenced on June 18, 2009 and terminated on July 17, 2009. The company sold 4,479,014 new shares of common stock and received gross proceeds of $3,135,310, less expenses related to the transaction of $149,000, from the rights offering. Giving effect to the rights offering, we have 8,958,028 shares of common stock outstanding as of September 30, 2009. Subsequent to the completion of the rights offering, we paid down our working capital line of credit in full and expect to use remaining proceeds from the rights offering primarily to support plans for our CoreCard subsidiary as well as other general working capital purposes.

14.
Subsequent Events — We evaluated subsequent events through November 11, 2009 when these financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

15.
New Accounting Pronouncements — In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amends Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.” ASU 2009-13 amends the ASC to eliminate the residual method of allocation for multiple-deliverable revenue arrangements, and requires that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The ASU also establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. Additionally, ASU 2009-13 expands the disclosure requirements related to a vendor’s multiple-deliverable revenue arrangements. The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for us), and we are currently evaluating the potential impact, if any, of the adoption on our Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective for interim or annual financial periods ending after June 15, 2009, and the adoption did not have any impact on our Consolidated Financial Statements.

In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, this guidance requires the presentation of noncontrolling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statement of Operations of net income attributable to the entity and the noncontrolling interest. This guidance, which was incorporated into ASC Topic 810, “Consolidation,” was adopted by us as of January 1, 2009, and, as required, was applied to the prior period’s financial statements. This guidance also established accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest, which will be applied prospectively to any such transactions in 2009 onward. As a result of the adoption, we reclassified a non-controlling interest totaling $1,516,000, which had previously been recorded in the liability section of the consolidated balance sheets, as a component of stockholders’ equity for all periods presented.

In December 2007, the FASB issued revised authoritative guidance related to business combinations, which provides for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree at fair value. The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We adopted this guidance, which was incorporated into ASC Topic 805, “Business Combinations,” as of January 1, 2009, and the adoption did not have a material impact on our Consolidated Financial Statements.

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

•
In a given period, new license revenue related to our Information Technology sector may consist of a relatively small number of new contracts. Consequently, even small delays in a delivery under a new software contract (which may be out of our control) could have a significant and unpredictable impact on consolidated revenue that we recognize in a given quarterly or annual period.

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
Revenue — Total revenue from continuing operations in the three month period ended September 30, 2009 was $3.4 million, equal to the revenue reported in the third quarter of 2008, but an increase of 23 percent and 9 percent compared to the first and second quarters of 2009, respectively. For the nine month period ended September 30, 2009, total revenue was $9.3 million, a decline of 21 percent compared to the same period in 2008.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.1 million in both three month periods ended September 30, 2009 and 2008. In the year-to-date period of 2009, product revenue declined by 26 percent compared to the first nine months of 2008. The 2009 year-to-date decline is primarily due to the fact that in the first half of 2008, one of ChemFree’s largest customers was in the middle of a national program to sell ChemFree products resulting in a high initial volume of sales. With the initial rollout complete, as anticipated the number of new machines sold to this customer in the first half of 2009 was lower than during the rollout period last year. During the first two quarters of 2009, there was also a period-to-period decline in equipment sales in the international market reflecting the general economic slowdown in certain European markets. However, in the third quarter of 2009, sales of new SmartWasher® machines in both the domestic and international markets were stronger than in the first two quarters of 2009. Worldwide sales of ChemFree’s fluid and filter consumables in the three and nine month periods ended September 30, 2009 increased compared to the same periods in 2008, reflecting an increasing base of users of its SmartWasher® part washers. However, sales of fluid to the European market were lower in the year-to-date 2009 period compared to the nine month period of 2008 due to a transition to a new fluid blending facility in the UK. In order to reduce shipping costs and improve supply to its European market, effective in the third quarter of 2009, ChemFree earns a fee based on fluid blended in the UK that is equal to the gross margin ChemFree historically earned on fluid shipments from the US to its UK distributor. As a result, gross revenue reported on fluid for the European markets is lower in 2009 (and will be going forward as well) but the gross profit to ChemFree is comparable under this new arrangement to what it would have earned shipping bulky fluid containers overseas.

•
Software license revenue associated with the Information Technology segment increased in both the three and nine month periods ended September 30, 2009 compared to the respective periods in 2008 due to more new license contracts. The company recognizes software license revenue generally upon completion of each contract and acceptance by customers.

•
Service revenue associated with the Information Technology segment was $268,000 and $1,112,000 in the three and nine months ended September 30, 2009, representing a decline of 12 percent and an increase of 57 percent compared to the respective periods in 2008. Year-to-date, the growth in service revenue is attributed to increased professional services projects that were completed for CoreCard customers as well as an increase in the installed base of customers that pay for maintenance and technical support. On a quarterly basis, revenue from customer projects will vary depending on customer requirements and timetables, whereas maintenance revenue is fairly consistent.

•
Due to general economic conditions and uncertainty about the impact of a slow economy on the automotive repair and supplies industry, ChemFree had anticipated a relatively flat volume of machine sales for 2009 and carefully managed its costs and inventory levels accordingly. Sales of replenishment fluid and filter to the installed base of customers and lease revenue have been relatively unaffected by fluctuations in general economic conditions. Turmoil in the global financial markets could impact CoreCard’s revenue and prospects in the foreseeable future if customers or prospects postpone software purchases or implementations. We are carefully monitoring the evolving dynamics in the marketplace and proactively lowered expenses going into 2009. We expect to fully support existing customers and contracts and have added new prospects and customers in 2009. We expect to use the funds received from the successful completion of our stockholder rights offering as described in more detail in Note 13 to the Consolidated Financial Statements to support CoreCard’s growth plans, as well as other general corporate purposes.

Cost of Revenue — Total cost of revenue was 53 percent and 54 percent of total revenue in the three and nine month periods ended September 30, 2009, respectively, compared to 58 percent and 60 percent of total revenue in the three and nine month periods ended September 30, 2008, respectively. The improvement in 2009 is related mainly to favorable changes in ChemFree’s product mix in both the three and nine month periods in 2009.
•
Cost of product revenue was 51 percent and 52 percent of product revenue in the three and nine months ended September 30, 2009, respectively compared to costs of 58 percent of product revenue in the three and nine month periods in 2008. Revenue from higher margin fluid and filters and software licenses was a larger percentage of product revenue in 2009 than in the comparable periods in 2008, resulting in the improved gross margin.

•
Cost of service revenue (which relates to our CoreCard business only) was significantly lower as a percent of service revenue in the nine month period ended September 30, 2009 as compared to the same period last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. The year-to-date improvement in gross margin in 2009 is due in part to a higher volume of professional service revenue which has a relatively lower cost to deliver than does our customer support and maintenance revenue (both of which are included in the category of service revenue). CoreCard is providing a high level of support to its initial customers to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth. Cost of providing routine maintenance and support services as a percentage of service revenue is expected to decrease as CoreCard’s installed base of customers increases, whereas the cost of professional services is expected to have a relatively consistent gross margin percentage from period to period for similar types of projects.

Operating Expenses — In the three and nine month periods ended September 30, 2009, total consolidated operating expenses were lower by 12 percent and 30 percent, respectively, than in the corresponding periods in 2008. At the beginning of 2009, we implemented company-wide headcount reductions and pay cuts. These actions and the associated reductions in personnel-related and travel expenses resulted in substantial cost savings in the three and nine month periods of 2009 as compared to the respective periods in 2008. Consolidated marketing expenses declined by 10 percent and 33 percent in the three and nine month periods in 2009 compared to the same periods in 2008 mainly due to lower sales commissions paid by ChemFree and a reduction in personnel and travel related expenses. Consolidated general and administrative expenses were 7 percent higher in the three month period ended September 30, 2009 but 22 percent lower in the nine month period ended September 30, 2009, respectively, compared to the same periods in 2008. The changes reflect lower personnel-related expenses in both periods in 2009 and lower legal expenses for the year-to-date period in 2009 compared to year-to-date in 2008. However, legal expenses in the third quarter of 2009 were significantly higher than in the third quarter of 2008, reflecting the trial that took place in July 2009 related to ChemFree’s legal action, as explained in more detail in Note 9 to the Consolidated Financial Statements. Consolidated research and development expenses were 31 percent and 38 percent lower in the three and nine month periods in 2009, respectively, compared to the same periods in 2008, mainly due to a reduction in consulting fees and personnel-related expenses associated with our CoreCard business. In August 2009, the company increased the base salary levels for most of its personnel back to the level that had been in place before the company-wide pay cuts were implemented at the beginning of the year.
Interest Income (Expense), net — We recorded net interest income of $26,000 and $57,000 in the three and nine month periods in 2009 compared to net interest income of $5,000 and interest expense of $4,000 in the three and nine month periods ended June 30, 2008. The difference between periods reflects primarily the net effect of periodic fluctuations in our bank borrowings and notes receivable balances.
Equity in Income of Affiliate Company — On a quarterly basis, we recognize our pro rata share of the earnings or losses of our affiliate company that we record on the equity method. We recorded $4,000 and $24,000 in net equity income of our affiliate company in the three and nine months ended September 30, 2009, respectively. These amounts are lower as compared to the respective periods in 2008, reflecting a decline in profitability of the affiliate company.
Other Income — We recorded $6,000 and $18,000 of other miscellaneous income items in the three and nine-month periods ended September 30, 2009.
Income Taxes — We recorded $6,000 and $10,000 in the three and nine month periods ended September 30, 2009 for state income tax expense. We believe our net deferred tax assets should be fully reserved at September 30, 2009 given their character and our historical losses. Accordingly, no deferred tax assets have been recorded at September 30, 2009.

Discontinued Operations
Income (Loss) from Discontinued Operations — The amounts recorded in 2008 reflect the operations of our VISaer subsidiary which have been classified as a discontinued operation as a result of the sale of the VISaer business as explained in Note 4 to the Consolidated Financial Statements.
Liquidity and Capital Resources
On July 17, 2009, we completed a rights offering of common stock to our shareholders. The company sold 4,479,014 new shares of common stock and received gross proceeds from the rights offering of $3.1 million, less expenses related to the transaction of $149,000. Subsequent to the completion of the rights offering, we paid down our working capital line of credit in full and expect to use remaining proceeds from the rights offering primarily to support plans for our CoreCard subsidiary as well as other general working capital purposes.
Our cash balance at September 30, 2009 was $3.3 million compared to a cash balance of $1.0 million at December 31, 2008. During the nine months ended September 30, 2009, our principal sources of cash were net proceeds of $3.0 million from the shareholder rights offering completed on July 19, 2009, borrowings of $335,000 on our line of credit and $352,000 from payments received on notes receivable. Other working capital sources of cash include a reduction in inventory levels of $247,000, an increase in deferred revenue of $513,000 and an increase of $209,000 in accounts payable. During the nine month period, we used $645,000 in net cash for operations, principally to support CoreCard and its international software development and testing operations and our corporate office, and paid down $660,000 on our bank line of credit. Working capital uses of cash included an increase in accounts receivable of $435,000, reflecting increased billings.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2008. Except as explained in Note 3 to the Consolidated Financial Statements, during the three and nine month periods ended September 30, 2009, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2008.

Factors That May Affect Future Operations
Future operations in both the Information Technology and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty. Any trend or delay that affects one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-controlling shareholder in a private company with limited liquidity.
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

•
It is unclear to what extent the general weakness in the domestic US and European economies will impact the automotive parts and repair industry and reduce future demand for ChemFree’s SmartWasher® products.

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

•
One of ChemFree’s customers represented 37 percent of our consolidated revenue in the first nine months of 2009 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on revenue, profits, inventory levels and cash, at least in the near-term.

•
Failure by ChemFree to protect its intellectual property assets could increase competition in the marketplace and result in greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

•	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
•	Compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 will increase expenses and divert management and staff resources.
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

•
Failure to regain compliance with the continued listing standards of NYSE Amex could result in delisting of our common stock, with a potentially negative impact on market price and liquidity of our common stock.

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
Other than as described in Note 9 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of September 30, 2009, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.

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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: November 13, 2009	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 13, 2009	By:	/s/ Bonnie L. Herron
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