Form 10-K
period 2009-12-31
INTELLIGENT SYSTEMS CORP
filed 2010-03-23
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1964787

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (770) 381-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	NYSE Amex
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
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2009 was $1,838,808 (computed using the closing price of the common stock on June 30, 2009 as reported by the NYSE AMEX). As of February 28, 2010, 8,958,028 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

PART I
Forward-Looking Statements
In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6 of this Form 10-K. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
ITEM 1. BUSINESS
Overview
Intelligent Systems Corporation, a Georgia corporation, and its predecessor companies have operated since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms “company”, “us”, “ours”, “we” and similar words to refer to Intelligent Systems Corporation. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our Securities and Exchange Commission (“SEC”) reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.
Since the early 1980’s, we have conducted our operations principally through wholly and majority owned subsidiaries or minority owned affiliates to which we devote extensive management resources. Depending upon the needs of each company, we may undertake a variety of roles including day-to-day management of operations, board of director participation, financing, market planning, strategic contract negotiations, personnel and administrative roles, and similar functions. From time to time, we see promising companies or technologies that we believe are in line with our corporate or subsidiaries’ strategic direction and may be candidates for acquisition or investment. In addition, from time to time, we may sell one of our companies or we may increase our investment in a less-than-wholly owned company. As a result, our ownership position in a given company may change from time to time, our results of operations may vary considerably from quarter-to-quarter and year-to-year, and our past performance is not necessarily indicative of future results.
Financial Reporting
We consolidate the results of operations of companies in which we own a majority interest and over which we exert control. We generally account for investments by the equity method for minority owned companies in which we own 20 to 50 percent and over which we exercise significant influence, but do not exert control. In general, under the equity method, we report our pro rata share of the income or loss generated by each of these businesses as equity income/losses of affiliates on a quarterly basis. Privately owned corporations in which we own less than 20 percent of the equity are carried at the lower of cost or market.
Industry Segments Overview
Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The Information Technology Products and Services segment includes CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”). As of December 31, 2009, we own 100 percent of ChemFree and 96 percent of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, that perform software development and testing for CoreCard. On April 16, 2008, we sold the business of our VISaer, Inc. subsidiary and accordingly, we have classified the VISaer operations as discontinued operations for all periods presented.
INTELLIGENT SYSTEMS CORPORATION

The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries organized by industry segment. For further detailed financial information concerning our segments, see Note 14 in the accompanying Notes to Consolidated Financial Statements. For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 6 of this Form 10-K.
The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in demand in Europe during the third quarter of the year for our ChemFree products.
Industrial Products Segment
ChemFree Corporation — ChemFree, our largest subsidiary in terms of revenue, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the cleaning process and the SmartWasher® system is completely self-cleaning. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale. ChemFree has numerous U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets. As the leader in bio-remediating parts washers, ChemFree seeks to continually bring new product enhancements, formulations and features to the market.
ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. ChemFree also sells under a General Services Administration schedule to government agencies. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors, NAPA, represented 13 percent and 11 percent of our consolidated revenue in 2009 and 2008, respectively. Part of ChemFree’s revenue is derived from multi-year lease contracts under which ChemFree provides SmartWashers® and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.
ChemFree also sells to large volume corporate customers on a direct basis rather than through its distributor network. One such corporate customer, Cintas Corporation, accounted for 35 percent of our consolidated revenue in both 2009 and 2008.
ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. ChemFree believes that overall domestic and international market demand for its products could increase significantly if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, continue to become increasingly stringent and such regulations are enforced effectively by state, local and national governments. Increased acceptance of bio-remediating and aqueous-based systems is expected to result in more competition and pricing pressure as more suppliers of equipment and fluid enter the market.
Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia. ChemFree blends its proprietary fluid at its facility in Norcross, Georgia and at third party facilities in certain international markets under non-exclusive blending arrangements. While it is possible to acquire most parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds. One sub-assembly and certain molded plastic parts have only single qualified suppliers presently and shortages or price increases associated with such sole-source suppliers could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold.
INTELLIGENT SYSTEMS CORPORATION

Information Technology Products and Services Segment
CoreCard Software, Inc. — CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions (such as banks and credit unions), retailers and processors to manage their credit and debit card, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. Our software products are typically sold in competitive situations with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $150,000 to over $1 million. We derive service revenue from implementation, customization, training and support services. We have also begun to offer boutique processing services (running the CoreCard software platform) and will derive monthly fees for providing processing services beginning in 2010. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required, the timing of revenue recognition on software contracts is not generally predictable by us with any degree of certainty and may lead to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and profit or loss.
CoreCard has developed proprietary software applications based on its core financial transaction processing platform (CoreENGINE™) to address the unique requirements of customers and program managers that issue or process:
•
Credit/Debit Cards — involving revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc. Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e. MasterCard or VISA) bank cards, fleet cards, short-term consumer loans and revolving accounts receivable.

•
Prepaid Cards — involving pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest. Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, healthcare cards, government assistance payments, and transit cards.

CoreCard’s software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. CoreCard’s feature-rich, browser-based financial transaction processing software allows customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. Because CoreCard’s products are designed to run on PC-based servers, rather than legacy mainframe computers, customers benefit from a lower overall cost-of-ownership, scalability, and increased flexibility to respond to market trends. CoreCard’s product functionality includes embedded multi-lingual, multi-currency support, a web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries that support customer-defined pricing and payment terms.
We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, all available either for in-house license, outsourced processing (Software as a Service or SaaS) or Platform as a Service (PaaS), at the customer’s option. CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the processing environment and transfer it in-house for customer controlled processing at a later date.
•	License — Typically CoreCard sells a software license to customers who then run CoreCard’s software system, configured for their unique requirements, at a customer controlled location.
•
SaaS — Recently CoreCard has expanded the ways customers can access or deploy its software and now offers a boutique processing service that allows customers to outsource their processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer in a Software as a Service (“SaaS”) model.

•
PaaS — For customers who prefer greater customization and control of the processing environment, CoreCard offers its software, uniquely customized for the customer, hosted by CoreCard on customer owned equipment at the CoreCard data center, in a Platform as a Service (“PaaS”) offering.

INTELLIGENT SYSTEMS CORPORATION

CoreCard has set up its data processing center and disaster recovery site at secure third party locations and has received a certification of compliance with the Payment Card Industry (PCI) Data Security Standards, an important step in ensuring protection of all consumer data handled by the CoreCard processing system.
CoreCard’s principal target markets include accounts receivable businesses, prepaid cards issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets. The company expects that a significant amount of its bankcard business will come from international markets, particularly with respect to banks and similar institutions that are less inclined to outsource their processing than are the domestic U.S. banks. CoreCard competes with larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. CoreCard also competes with third-party card processors that allow potential prospects to outsource their account transaction processing rather than acquire software to manage their transactions in-house. Certain of CoreCard’s competitors, including processors, may have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing customers with a robust technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe our boutique processing will be an attractive alternative particularly for small, prepaid card issuers or other companies entering new credit or prepaid markets that may not have the technology expertise to run the software in-house initially. Under the Core Processing option, customers will contract with CoreCard to provide them with processing services for their accounts using CoreCard software configured to the customer’s preferences, with a built-in option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. Through 2009, CoreCard has focused its extensive development and limited sales activities on establishing a growing base of reference customers in its target markets. In 2008, the company added new fleet and prepaid card customers to its reference base and in 2009 added additional private label customers as well as its first international and processing customers. The company has focused on completing its suite of products and building the infrastructure and processes to be able to scale the business successfully before devoting extensive resources to sales and marketing.
Typically, CoreCard licenses its software products for a one-time license fee or, in the case of its prepaid card software offering, for an initial set-up charge and a monthly fee based on number of accounts processed. It provides maintenance and support services under annual contracts, as well as professional services for customization, implementation, testing and training activities. Processing customers pay an implementation and setup fee and monthly service fees and typically enter into contracts with terms of three or more years. CoreCard sells its products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard’s principal software platform and modules include CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreSALES™ and CoreACQUIRE™. CoreCard configures and/or customizes the modules with additional or specific functionality to meet the market and/or customer requirements to provide a complete card management solution for applications such as private label, prepaid, bankcard or fleet.
We believe that the uncertainty and turmoil in the financial services sector of the domestic U.S. marketplace had a negative impact on buying decisions for potential customers in 2009. The situation has impacted and may continue to impact the willingness of banks and network associations (such as MasterCard or VISA) to approve new customer programs which could lower demand for our product and service offerings in the near-term.
Incubator Program
For twenty years, we have operated the Gwinnett Innovation Park (formerly called the Intelligent Systems Incubator) at our corporate facility in Norcross, a suburb of Atlanta, Georgia. In exchange for a monthly facility fee under a sublease agreement, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, coaching, and a network of peers. Lease income from incubator companies reduces our total corporate facility and personnel costs by approximately $80,000 per year. Because we have a large facility, we are able to offer the benefits of the incubator program to companies in which we have no ownership interest. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a very positive way.
INTELLIGENT SYSTEMS CORPORATION

Minority-Owned Partner Companies
A common thread in our corporate efforts is bringing new applications of technologies to business markets. Thus, one element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. Accordingly, we seek to identify companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and may continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a technology company offering its software as a service (SaaS) to help companies manage their purchases and expenses associated with consumable supplies (such as printer supplies, cleaning chemicals, cell phone programs, marketing materials, etc.) through a personalized on-line store that includes only those products and vendors that each CoreXpand customer has approved. Vendors of supplies also use CoreXpand’s SaaS to provide convenient e-commerce stores for their clients to view and order from their catalogs. CoreXpand is located in our Gwinnett Innovation Park.
Research and Development
We spent $2.2 million and $3.5 million in the years ended December 31, 2009 and 2008, respectively, on company sponsored research and development. During the years ended December 31, 2009 and 2008, almost all of our consolidated research and development expense related to our CoreCard subsidiary, with the balance spent for research at ChemFree. In the past two years, we have averaged approximately 140 employees in our offshore operations in Romania and India for software development and testing for our Information Technology Products and Services segment, at a lower cost per employee than the domestic workforce.
Patents, Trademarks and Trade Secrets
Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bio-remediation used in the SmartWasher® system. ChemFree considers these patents an important component of its overall business strategy. Furthermore, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has one U.S. patent covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreFRAUD™ and others.
Personnel
As of February 28, 2010, we had 183 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries). Of these, 142 are involved in software development, testing and operations; 34 in manufacturing operations; and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.
Financial Information About Geographic Areas
Refer to Note 13 to the Consolidated Financial Statements for financial information in response to this item. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.
INTELLIGENT SYSTEMS CORPORATION

ITEM 2. PROPERTIES
At February 28, 2010, we have a lease covering approximately 61,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease was renewed on June 1, 2009 for a three year term ending May 31, 2012. Approximately 9 percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our business incubator. We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries. We believe our facilities are adequate for the foreseeable future. We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.
ITEM 3. LEGAL PROCEEDINGS
Our ChemFree subsidiary devotes considerable resources, including management time and legal fees, to protect its rights in various patents and related contracts and expects to continue to do so in the foreseeable future. From time to time, these efforts involve initiating legal action such as the action described below.
In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendants’ products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendants to cease their infringing activities. The defendants have asserted various defenses. The trial took place during the week of July 13, 2009. At the conclusion of the trial, the judge issued several rulings from the bench which supported two of ChemFree’s claims. However, other substantive matters have not yet been decided. As of March 23, 2010, we are still waiting for the judge to issue his final rulings in the matter and have no indication when that might be. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the remaining issues will be resolved in its favor. Depending upon the final rulings, ChemFree will have a number of options to consider which could include but are not limited to pursuit of recovery of damages or an appeal.
During the quarter ended September 30, 2009, we were contacted by management of IBS Technics, the company that acquired certain assets and the operations of our VISaer subsidiary in April 2008 (as explained in more detail in Notes 2 and 7 to the Consolidated Financial Statements). IBS Technics has alleged a breach of representations in the Asset Purchase Agreement and has proposed an unquantified adjustment to the amounts still owed to VISaer in three equal installments beginning in 2010. We disagree with their allegation. Although there has been no formal request to arbitrate the matter, this dispute may result in legal action if the parties are not able to reach a resolution. Given the status of the matter and our belief that we have reasonable grounds to refute their allegations and prevail in any litigation, presently we have not taken a reserve against the amount receivable from IBS Technics. If the matter is taken to arbitration or other legal proceedings, it is at least reasonably possible that the amount of the receivable could be reduced.
From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is presently management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.
INTELLIGENT SYSTEMS CORPORATION

PART II
ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed and traded on the NYSE Amex (“NYSE”) under the symbol INS. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

	2009		2008
Year Ended December 31,	High	Low	High	Low
1st Quarter	$1.50	$0.55	$3.99	$2.90
2nd Quarter	0.95	0.55	3.75	2.90
3rd Quarter	1.51	0.70	3.60	2.10
4th Quarter	2.39	0.90	2.12	0.66
We had 315 shareholders of record as of February 28, 2010. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 5 to the Consolidated Financial Statements.
In December 2008, the NYSE determined that we did not meet certain of the NYSE continued listing standards, specifically relating to minimum shareholders’ equity of $4 million. On January 19, 2009, we submitted a plan to the NYSE outlining how we intend to regain compliance. On March 16, 2009, the NYSE accepted our plan to regain compliance with the continued listing standards by June 18, 2010. We have been able to continue our listing during the plan period, during which time we are subject to periodic review to determine if we are making progress consistent with the plan. As of September 30, 2009 and December 31, 2009, our stockholders’ equity was $6.4 million and $6.6 million respectively, primarily due to the successful completion of our Shareholder Rights Offering on July 22, 2009. We believe we have made progress consistent with our plan and have demonstrated compliance with the continued listing standards. We intend to request the NYSE to review our compliance status in the near term. If we fail to make progress consistent with our plan, or if we are not in compliance by June 18, 2010, the NYSE may initiate delisting proceedings with respect to our common stock. We may appeal any NYSE determination to initiate delisting proceedings with respect to our common stock. Failure to meet continued listing standards could impact our stock price.
Equity Compensation Plan Information
See Item 11 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.
Recent Sales of Unregistered Securities
There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.
Repurchases of Securities
The company did not repurchase any of its shares of common stock during the fourth quarter of 2009.
INTELLIGENT SYSTEMS CORPORATION

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of intangibles, and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.
Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance and support for software products.
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling the product, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease. Beginning in 2009, we recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of shipping and handling to customers as a component of cost of revenue.
Our software arrangements generally fall into one of the following four categories:
•
an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract maintenance and support (“PCS”) for a specified period of time thereafter (typically 12-month periods),

•	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract,
•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

•
contracts for certain software products involve an initial fee plus recurring monthly fees for software usage, maintenance and support, which fees are recognized ratably over the estimated term of the contract.

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policy for each of the situations described above is discussed below.
Presently, our initial software contracts do not meet the criteria for separate accounting because the software may require significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate historical basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent risks with these early software implementations, such as changes in customer requirements or software bugs that make estimates unreliable.
Accordingly, software revenue related to the license and any specified service elements (except for PCS) in the initial contract are recognizable at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining. We account for the PCS element based on vendor-specific objective evidence of fair value and PCS is recognized ratably on a straight-line basis over the period specified in the contract. Upon renewal of the PCS contract by the customer, the company recognizes revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
INTELLIGENT SYSTEMS CORPORATION

Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract, are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contracts and generally do not include acceptance clauses or refund rights as are typical in the initial software contracts, as described above. Revenues from these services contracts, which generally are performed within a relatively short period of time, are recognized when the services are complete. For contracts which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the fees ratably on a straight line basis over the estimated life of the contract.
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
Valuation of Investments — We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the underlying investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Since some of the companies in which we hold minority positions are backed by venture capitalists, the value of our investment may be impacted by the amount, terms and valuation of the investee’s financial transactions with third party venture funds or the terms of the sale of the investee company to a third party. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. For instance, this could occur if the investee company is sold for less than our pro rata carrying value or if a new round of funding is at a lower valuation than our investment was made or if the financing terms for the new investors (such as preferences on liquidation) otherwise reduce the estimated value of our investment. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance.
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
The determination of the value of intangible assets, especially with respect to goodwill, requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Sometimes we use the services of a third party appraiser to provide a valuation of material intangible assets. However, often the acquired company is a small entity with limited operating history on which to base future projections and thus valuing the assets requires the use of estimates which are very subjective. Furthermore, the period over which we amortize certain intangibles may change based on future conditions and consequently we may need to adjust the intangible value and/or amortization period, which could require us to increase the amount of amortization expense we record each period or to take a non-cash charge to reduce the value of the intangible. We review the values assigned to long-lived assets, generally using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset, when conditions exist or events occur that cause us to believe that long-lived assets are impaired. Any resulting impairment, which is the excess of the carrying value over the fair value of the long lived assets, could require a write-down that would have a material adverse impact on our financial condition or results of operations.
In the year ended December 31, 2008, goodwill of $1.8 million that was primarily related to the acquisition of our VISaer subsidiary in a prior period was derecognized and included as a component of the gain on sale calculation, as shown in more detail on page F-7 of the Consolidated Financial Statements. In the fourth quarter of 2008, we also recorded a charge of $369,000 to fully write-down the carrying value of goodwill associated with our CoreCard subsidiary. In our 2008 annual review of the carrying value of the CoreCard goodwill, the fair value of the reporting unit was estimated using the expected present value of future cash flows. We determined that the uncertainty in the global financial services industry, various factors outside of the company’s control that impact payments and revenue recognition and the limited operating history of the subsidiary made it difficult to forecast the present value of future cash flows with a reasonable degree of certainty. Therefore, a goodwill impairment loss of $369,000 was recorded, reducing the goodwill to zero. At December 31, 2009, the carrying value of intangibles of $223,000 relates solely to the ChemFree patents.
INTELLIGENT SYSTEMS CORPORATION

Overview
We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists of fees for implementation, consulting, customization, training, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.
•
Software license revenue in a given period may consist of a relatively small number of contracts and contract values can vary considerably depending on the scope of the software system sold. Consequently, even minor delays in delivery under a software contract (which may be out of our control) could have a significant and unpredictable impact on the consolidated revenue that we recognize in a given quarterly or annual period.

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

Frequently, we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit on an annual basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete its product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of our expense is related to personnel. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
Occasionally, we derive income from sales of holdings in affiliate and other minority-owned companies or we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of the gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.
In recent years, most of our cash has been generated by our ChemFree operations and, on an irregular basis, from sales of our investments or subsidiaries and from the shareholder rights offering in 2009, as explained more fully in Note 11 to the Consolidated Financial Statements. We have used a significant amount of the cash received from these transactions to support the domestic and international operations associated with our CoreCard subsidiary.
Under SEC rules and regulations, beginning with our 2007 fiscal year, we were required to comply with the requirements related to internal control over financial reporting of Section 404 of the Sarbanes-Oxley Act of 2002 with respect to management’s assessment of internal controls. The compliance efforts constituted a significant diversion of management time and attention as well as incremental expense in 2007 through 2009. In September of 2009, the SEC announced another deferral for non-accelerated filers such as us on the requirement to obtain an attestation report by the company’s registered public accounting firm regarding internal control over financial reporting. We will now be required to obtain such an attestation report beginning with our 2010 fiscal year audit. We cannot be certain about the amount of management time and expense that will be required going forward to maintain the internal controls and testing required for compliance nor estimate the additional auditor fees that will be incurred or the impact, if any, that these activities will have on our operations. We are a small company with limited resources, and our efforts to timely comply with Section 404 constitute a significant strain on these resources. Any failure to maintain compliance with Section 404 could result in sanctions or other penalties.
INTELLIGENT SYSTEMS CORPORATION

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 2 to the Consolidated Financial Statements, we sold our former VISaer business in April 2008 and have accounted for the VISaer business as Discontinued Operations in the Consolidated Financial Statements for both 2009 and 2008. Accordingly, management’s discussion of the results of operations does not include the VISaer operations in the discussion of continuing operations for either period presented.
2009 Compared to 2008
In 2009, results were essentially in line with our expectations for ChemFree, with the first half of the year reflecting some weakness due to the general economic slowdown but improving steadily during the second half of the year as revenue grew 14 percent compared to the first half of 2009. Careful management of costs and inventory levels resulted in a solidly profitable year for ChemFree and, going into 2010, we presently expect similar consistent performance. We believe the turmoil in the global financial markets has impacted and may continue to impact CoreCard’s revenue and prospects for new customers (such as issuers and processors of credit and prepaid cards) in the foreseeable future as companies postpone software purchases and implementations or encounter reluctance by financial institutions to act as sponsor banks for prospective customers. We are carefully monitoring the evolving dynamics in our markets and are being conservative as we gradually add new resources, products, infrastructure and marketing activities to support existing customers and contracts and to continue to add new customers as opportunities arise in these uncertain times.
Revenue — Total consolidated revenue for the year ended December 31, 2009 was $12.9 million, a decline of 24 percent compared to $16.9 million for the prior year. Revenue in 2009 from product sales was $11.3 million, a decrease of 27 percent compared to 2008 product revenue of $15.6 million. Revenue from services rose by 21 percent in 2009 to $1.5 million compared to $1.3 million in 2008.
Product revenue includes sales and leases of SmartWasher® machines and consumable supplies by our ChemFree subsidiary in the Industrial Products segment as well as software licenses by our CoreCard Software subsidiary in the Information Technology Products and Services segment.
•
In 2009, total product revenue was $11.3 million compared to $15.6 million in 2008. Almost 95 percent of total product revenue is derived from sales of products in the Industrial Products segment and the balance is license revenue generated by the Information Technology and Services segment. As expected, in the domestic market the number of SmartWasher® machines sold in 2009 was lower than the number sold in 2008 in large part because the first half of 2008 was fueled by an unusually high volume of shipments related to the successful roll-out of a national program by a new ChemFree customer. The initial high volume of orders for SmartWasher® machines from this customer declined to a lower monthly level in the second half of 2008 and 2009, with steady follow-on sales of fluid and filters to the installed base of machines. ChemFree’s total fluid and filter sales in the domestic U.S. increased 14 percent in 2009 as compared to 2008, due to a larger installed base of customers that buy such consumable supplies. In addition, revenue from customers that lease SmartWasher® machines rose two percent in 2009 as compared to 2008.

•
Product revenue from ChemFree’s international sales declined in 2009, reflecting mainly the effects of the economic slowdown in certain European markets as well as the transition to a new fluid production arrangement with its master distributor for the European market. Under the new arrangement, beginning July 2009, ChemFree earns a royalty for each liter of its proprietary fluid blended for distribution in the European market. The per liter royalty is approximately the same as the gross profit that ChemFree would have recognized by selling and shipping fluid produced in the U.S. to its European customers. The new arrangement, while lowering both revenue and costs for ChemFree, permits the company and its distributors to lower costs and be proactive in addressing an increasingly competitive market.

•
License revenue generated by the Information Technology Products and Services segment, which represents approximately 5 percent of total product revenue in 2009, was lower than license revenue recorded in 2008. Revenue recognized in a given period reflects both the number of new software implementations completed as well as the contract value of completed contracts. Our contract values range from $150,000 to over $1.0 million depending on the scope and type of software licensed. In 2008, the value of one of the contracts completed was significantly higher than those completed in 2009. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition. With mission-critical, complex software systems such as those sold by CoreCard, customer requirements, available resources and testing cycles may increase the scope and length of time to complete the project beyond our original estimates.

INTELLIGENT SYSTEMS CORPORATION

Service revenue generated by our Information Technology Products and Services segment increased by 21 percent to $1.5 million in 2009 as compared to 2008. This year-to-year increase reflects more professional services projects that were completed for customers in 2009 and more maintenance revenue associated with a growing installed base of customers that pay for maintenance and technical support.
Cost of Revenue — A comparison of the cost of revenue between 2009 and 2008 reflects in part changes in revenue mix between years as described above. Total cost of revenue was $6.8 million (53 percent of total revenue) in 2009 compared to $9.3 million (55 percent of total revenue) in 2008.
•
Cost of product revenue in 2009 was $5.8 million (51 percent of total product revenue) as compared to $8.4 million (54 percent of total product revenue) in 2008. The improvement in gross margin percentage between 2009 and 2008 is due primarily to the fact that in 2009 a greater proportion of Industrial Products revenue was derived from consumable fluid and filter products which have a lower cost of sales than do the parts washer machines which made up a proportionately greater component of product revenue in 2008.

•
Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $984,000 (64 percent of service revenue) in 2009 as compared to $873,000 (68 percent of service revenue) in 2008. The improvement in gross margin percentage between periods reflects primarily a more efficient utilization of resources to deliver CoreCard’s customer support and professional services activities in 2009 than in 2008.

Operating Expenses — Consolidated operating expenses, excluding the write-off of goodwill, were 28 percent ($3.0 million) lower in 2009 than in 2008. Going into 2009, we implemented a number of cost cutting measures aimed at reducing total consolidated expenses in anticipation of continued weakness and uncertainty in the overall economy. We reduced the number of employees and consultants, implemented wage cuts ranging from 3 percent to 15 percent for remaining employees and management, and eliminated pay raises, bonuses and the 401(k) company match. These measures resulted in significantly lower expenses in 2009 compared to 2008 across all departments. In the second half of 2009, we reinstated employees’ 2008 salary levels as well as the 401(k) company match. Marketing expenses were lower by 28 percent ($732,000) year-to-year, mainly due to lower travel and personnel expenses as well as lower sales commissions paid by ChemFree. General and administrative expenses in 2009 were 23 percent ($1.0 million) lower than in 2008, principally reflecting lower legal and bonus expenses at the ChemFree subsidiary as well as salary cuts at the corporate office. Consolidated research and development expense was 37 percent ($1.3 million) lower in 2009 than in 2008 due to personnel and salary cuts at our U.S. operations as well as use of fewer consultants.
Write-off of Goodwill — In the fourth quarter ended December 31, 2008, we wrote off $369,000 of goodwill associated with our CoreCard subsidiary as explained in more detail in Note 1 to the Consolidated Financial Statements. The write-off reduced goodwill to zero at December 31, 2008.
Operating Loss — Our loss from operations was $1.3 million in 2009, 60 percent less than the operating loss of $3.2 million in 2008.
Interest Income (Expense), net — We had net interest income of $87,000 in 2009 compared to net interest expense of $3,000 in 2008. In 2009, interest income reflects the net effect of interest expense on periodic bank borrowings, interest earned on notes receivable, and interest earned on cash proceeds of our Stockholder Rights Offering in July 2009 that was invested in interest bearing accounts in 2009. In 2008, net interest expense reflects a higher level of bank borrowings prior to the sale of our VISaer business in April 2008 offset in part by interest income that we earned related to notes receivable.
Investment Income, net — We did not have any investment income in 2009 compared to $7,000 in net investment income in 2008.
Equity Earnings of Affiliate Company — We recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. In 2009 and 2008, we recorded $9,000 and $37,000, respectively, in net equity income related to one affiliate company.
Other Income, net — In 2009 and 2008, we recorded $21,000 and $6,000, respectively, comprised of several items, mainly refunds and other miscellaneous items recorded in connection with the winding down of the VISaer foreign subsidiaries.
INTELLIGENT SYSTEMS CORPORATION

Income Taxes — Income tax expense in 2009 and 2008 reflects several miscellaneous state income taxes. We did not accrue for any federal or other state income tax liabilities in 2009 and 2008 as we have incurred reportable taxable losses or had sufficient net tax operating loss carryforwards to offset any taxable income.
Discontinued Operations
Net Loss from Discontinued Operations — The amount recorded in 2008 reflects the results of operations of the VISaer subsidiaries which have been classified as discontinued operations as a result of the April 2008 sale of the VISaer business, as disclosed in more detail in Note 2 to the Consolidated Financial Statements.
Gain (Loss) on Sale of Discontinued Operations — The amount recorded in 2009 reflects the currency translation adjustment component attributable to the foreign operations of our VISaer subsidiaries that have been liquidated in substance. When those operations were wound down in 2009, the currency translation component associated with the VISaer foreign entities was removed from accumulated other comprehensive loss and reported as an expense of $42,000 in 2009. In 2008, we recorded a gain of $2.9 million on the sale of the VISaer business.
Liquidity and Capital Resources
On July 17, 2009, we completed a rights offering of common stock to our shareholders.  The company sold 4,479,014 new shares of common stock and received gross proceeds from the rights offering of $3.1 million, less expenses related to the transaction of $149,000. Subsequent to the completion of the rights offering, we paid down our working capital line of credit in full.
Our cash balance at December 31, 2009 was $2.8 million compared to a cash balance of $1.1 million at December 31, 2008. During 2009, our principal sources of cash were proceeds of $3.0 million, net of expenses, from the shareholder rights offering, borrowings of $335,000 on our bank line of credit and $352,000 in payments received on a note receivable from the buyer of our QS business in 2006. Principal uses of cash were $660,000 to repay in full our bank line of credit, $179,000 in capital equipment purchases mainly for our software operations, $99,000 for scheduled term loan repayments as well as $935,000 in net working capital requirements. Working capital changes include an increase of deferred revenue due to payments received on in-process contracts, a decrease in accounts payable due to more timely payments and an increase in accounts receivable due to more billings in December of 2009 than in December 2008.
We currently project that we will have sufficient liquidity from cash on hand, projected customer payments and periodic working capital borrowings, if needed, to support our operations in the foreseeable future. We renewed our line of credit in June 2009 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2010, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit and if we have cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.
Long-term, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although there are no current plans to do so. Furthermore, the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.
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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•
Continued weakness in the global financial markets could have a serious negative impact on CoreCard due to potential customers (most of whom are financial institutions or services firms) delaying purchase or implementation decisions.

•
Reluctance by financial institutions to act as sponsor banks for prospective customers (such as issuers and processors of credit and prepaid cards) could increase CoreCard’s losses and cash requirements.

•
Continued weakness in the domestic U.S. and certain European economies could impact the automotive parts and repair industry and reduce demand for ChemFree’s SmartWasher® products and cause the company to have slower growth than anticipated.

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

•
As an alternative to licensing its software, CoreCard is now offering out-sourced processing services running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if CoreCard fails to manage the risks associated with its processing operations, it could have a negative impact on our business.

•
One of ChemFree’s customers represented approximately 35 percent of our consolidated revenue in 2009 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

•
Failure by our ChemFree subsidiary to protect its intellectual property assets could increase competition in the marketplace and result in greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

•	Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders.
•	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
•	Compliance with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 could increase operating expenses and divert management and staff resources.
•
Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•
Increasing government regulation in the United States and foreign countries related to such issues as data privacy, financial and credit transactions could require changes to our products and services and could affect our existing customer relationships or prevent us from getting new customers.

•	CoreCard could fail to expand its base of customers as quickly as anticipated, resulting in lower revenue and profits (or increased losses) and increased cash needs.
•
In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering a SmartWasher® machine, requiring the unamortized balance of the original machine cost to be written off which could reduce profits in that reporting period and result in lower revenue in future periods.

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
INTELLIGENT SYSTEMS CORPORATION

•
Declines in performance, financial condition or valuation of minority-owned companies could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

•	Failure to meet the continued listing standards of NYSE Amex could result in delisting of our common stock, with a potentially negative impact on the market price and liquidity of our common stock.
•	Our future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
•	Other general economic and political conditions could cause customers to delay or cancel software purchases.
We have certain lease commitments, legal matters and contingent liabilities described in detail in Note 7 to the Consolidated Financial Statements.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for us), and we are currently evaluating the potential impact, if any, on our Consolidated Financial Statements.
In June 2009, the FASB issued accounting guidance which amends the consolidation principles for Variable Interest Entities (“VIEs”) by requiring consolidation of VIEs based on which party has control of the entity. The guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this accounting guidance is not expected to have a material impact on our Consolidated Financial Statements.
In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and the adoption of this guidance did not have any impact on our Consolidated Financial Statements.
In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, this guidance requires the presentation of non-controlling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statements of Operations of net income or losses attributable to the entity and the non-controlling interest. This guidance was adopted by us as of January 1, 2009, and was applied to the prior period’s financial statements. This guidance also established accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest, which will be applied prospectively to any such transactions. As a result of the adoption of this guidance, we reclassified a non-controlling interest totaling $1,516,000, which had previously been recorded in the liability section of the Consolidated Balance Sheets, as a component of stockholders’ equity for all periods presented.
In December 2007, the FASB issued revised authoritative guidance related to business combinations, which provides for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We adopted this guidance as of January 1, 2009, and the adoption did not have any impact on our Consolidated Financial Statements.
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
INTELLIGENT SYSTEMS CORPORATION

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A(T). CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
At of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and the procedures are effective.
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
(c) Management’s report on internal control over financial reporting
The management of Intelligent Systems Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The company maintains accounting and internal control systems which are intended to provide reasonable assurance that the assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.
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
The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
Based on our evaluation management believes that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.
INTELLIGENT SYSTEMS CORPORATION

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
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Executive Officers” in our Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as a director and about the directors and executive officers of the company. This information is incorporated into this Item 9 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 9 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 9 by reference.
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
INTELLIGENT SYSTEMS CORPORATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the amount of securities authorized for issuance under the equity compensation plans as of December 31, 2009.
Securities Authorized for Issuance Under Equity Compensation Plans

			(c) Number of securities
			remaining available for future
	(a) Number of securities to be	(b) Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities
Plan category	and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	111,000	$1.78	350,000
Equity compensation plans not approved by security holders	122,000	$2.91	72,000

Total	233,000	$2.37	422,000

The company instituted its 1991 Stock Incentive Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001. Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). Up to 200,000 shares of common stock may be issued under the Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2008 or 2009. Twelve thousand (12,000) options were granted under the Director Plan in both 2008 and 2009. Non-qualified stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.
Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our $0.01 par value common stock by certain persons. This information is incorporated into this Item 11 by reference.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ending December 31, 2009 and 2008, we paid ISC Properties, LLC $465,000 in rent, which is considered to be market rate.
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” in the Proxy Statement referred to in Item 9 for information regarding the independence of the company’s directors. This information is incorporated into this Item 12 by reference.
ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Please refer to the subsection entitled “Independent Registered Public Accountants” in the Proxy Statement referred to in Item 9 for information about the fees paid to and services performed by our independent public accountants. This information is incorporated into this Item 13 by reference.
INTELLIGENT SYSTEMS CORPORATION

PART IV
ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

3	(i)	Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010.

3	(ii)	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1		Lease Agreement dated June 1, 2004, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-K for the year ended December 31, 2004.)

10.2
First Amendment to the Lease Agreement between the Registrant and ISC Properties, LLC dated June 1, 2009. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009.)

10.3		Management Compensation Plans and Arrangements:

(a) Intelligent Systems Corporation 2003 Stock Incentive Plan

(b) Intelligent Systems Corporation Change in Control Plan for Officers

(c) Intelligent Systems Corporation Outside Director’s Retirement Plan

(d) Non-Employee Directors Stock Option Plan

Exhibit 10.3(a) is incorporated by reference to Exhibit 10.2(a) to the Registrants Form 10-K for the year ended December 31, 2003.

Exhibits 10.3(b) and (c) are incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.

Exhibit 10.3(d) is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000.

10.4
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

INTELLIGENT SYSTEMS CORPORATION

10.10
Eighth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 26, 2009. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2009.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Habif, Arogeti & Wynne, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 23, 2010	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2010

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 23, 2010

/s/ James V. Napier	Director	March 23, 2010
James V. Napier

/s/ John B. Peatman	Director	March 23, 2010
John B. Peatman

/s/ Parker H. Petit	Director	March 23, 2010
Parker H. Petit
INTELLIGENT SYSTEMS CORPORATION

Exhibit Index

Exhibit Number		Description

3	(i)	Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010.

21.1		List of subsidiaries of Registrant.

23.1		Consent of Habif, Arogeti & Wynne, LLP.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
INTELLIGENT SYSTEMS CORPORATION

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS
The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:
Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation
We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 23, 2010

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

As of December 31,	2009	2008
ASSETS
Current assets:
Cash	$2,795	$1,074
Accounts receivable, net	1,680	1,570
Notes and interest receivable, current portion	492	353
Inventories, net	964	1,051
Other current assets	399	280

Total current assets	6,330	4,328

Long-term investments	1,219	1,209
Notes and interest receivable, net of current portion	1,006	1,318
Property and equipment, at cost less accumulated depreciation	1,256	1,583
Patents, net	223	268

Total assets	$10,034	$8,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$325
Accounts payable	576	922
Deferred revenue	1,355	983
Accrued payroll	423	497
Accrued expenses	565	622
Other current liabilities	406	348

Total current liabilities	3,325	3,697

Long-term liabilities	100	249

Commitments and contingencies (Note 7)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 and 4,478,971 issued and outstanding at December 31, 2009 and 2008, respectively	90	45
Additional paid-in capital	21,410	18,457
Accumulated other comprehensive loss	(28)	(92)
Accumulated deficit	(16,379)	(15,166)

Total Intelligent Systems Corporation stockholders’ equity	5,093	3,244
Non-controlling interest	1,516	1,516

Total stockholders’ equity	6,609	4,760

Total liabilities and stockholders’ equity	$10,034	$8,706

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2009	2008
Revenue
Products	$11,319	$15,603
Services	1,547	1,278

Total net revenue	12,866	16,881

Cost of revenue
Products	5,785	8,427
Services	984	873

Total cost of revenue	6,769	9,300

Expenses
Marketing	1,923	2,655
General and administrative	3,273	4,275
Research and development	2,180	3,487
Goodwill impairment loss	—	369

Loss from operations	(1,279)	(3,205)

Other income (expense)
Interest income (expense), net	87	(3)
Investment income, net	—	7
Equity in income of affiliate company	9	37
Other income, net	21	6

Loss from continuing operations before taxes	(1,162)	(3,158)
Income taxes	9	28

Loss from continuing operations	(1,171)	(3,186)
Loss from discontinued operations, net of taxes	—	(489)
Gain (loss) on sale of discontinued operations, net of taxes	(42)	2,852

Net loss	$(1,213)	$(823)

Loss per share from continuing operations: Basic and diluted	$(0.18)	$(0.71)
Income (loss) per share from discontinued operations: Basic and diluted	(0.01)	0.53

Net loss per share: Basic and diluted	$(0.19)	$(0.18)

Basic weighted average common shares outstanding	6,345,270	4,478,971
Diluted weighted average common shares outstanding	6,345,270	4,478,971

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2009	2008
Common stock, number of shares, beginning of year	4,478,971	4,478,971
Additions during year	4,479,057	—

End of year	8,958,028	4,478,971

Common stock, amount, beginning of year	$45	$45
Additions during year	45	—

End of year	90	45

Additional paid-in capital, beginning of year	18,457	18,437
Additions during year	2,953	20

End of year	21,410	18,457

Accumulated other comprehensive loss, beginning of year	(92)	(127)
Foreign currency translation adjustment	64	35

End of year	(28)	(92)

Accumulated deficit, beginning of year	(15,166)	(14,343)
Net loss	(1,213)	(823)

End of year	(16,379)	(15,166)

Non-controlling interest, beginning and end of year	1,516	1,516

Total stockholders’ equity	$6,609	$4,760

COMPREHENSIVE LOSS
Net loss	$(1,213)	$(823)
Other comprehensive income (loss):
Foreign currency translation adjustments	64	35

Total comprehensive loss	$(1,149)	$(788)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,213)	$(823)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	552	511
Stock-based compensation expense	11	20
Loss (gain) on sale of discontinued operations	42	(2,852)
Non-cash interest income	(72)	(51)
Goodwill impairment loss	—	369
Equity in income of affiliate company	(9)	(37)
Changes in operating assets and liabilities, net of effect of sale of discontinued operations
Accounts receivable, net	(110)	569
Accrued interest receivable	2	7
Inventories, net	87	372
Other current assets	(119)	53
Accounts payable	(346)	(124)
Accrued payroll	(75)	(406)
Deferred revenue	372	(960)
Accrued expenses	(57)	(410)

Net cash used for operating activities	(935)	(3,762)

INVESTING ACTIVITIES:
Proceeds from sale of investments or marketable securities	—	7
Proceeds from sale of discontinued operations	—	4,250
Investment in subsidiary	—	(182)
Proceeds from notes and interest receivable	352	497
Advances under note receivable	(100)	—
Purchases of property and equipment	(179)	(171)

Net cash provided by investing activities	73	4,401

FINANCING ACTIVITIES:
Borrowings under line of credit	335	2,022
Repayments made on line of credit	(660)	(2,112)
Borrowings under notes payable	—	124
Payments on notes payable	(99)	(188)
Proceeds from rights offering	2,986	—

Net cash provided by (used for) financing activities	2,562	(154)

Effects of exchange rate changes on cash	21	35

Net increase in cash	1,721	520
Cash at beginning of year	1,074	554

Cash at end of year	$2,795	$1,074

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2009	2008
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29	$51
Cash paid for income taxes	8	38

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

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization — In this document, terms such as the “company”, “we”, “us”, “our” and “ISC” refer to Intelligent Systems Corporation, a Georgia corporation, and its consolidated subsidiaries.
Nature of Operations — Consolidated companies (in which we have majority ownership and control) are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in the Information Technology Products and Services segment, which consist of our CoreCard Software subsidiary, include development and sales of software licenses and related professional services and software maintenance contracts. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 14. Included in discontinued operations are the operations of our subsidiary, VISaer, Inc., a company engaged in the development and sales of software products and services, which business and operating assets were sold effective April 15, 2008. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.
Use of Estimates — In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Some areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, impairment of our investments, depreciation and amortization expense, accrued expenses and deferred income taxes.
Consolidation — The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.
Translation of Foreign Currencies — We consider that local currencies are the functional currencies for foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are accumulated as accumulated other comprehensive gain or loss as a separate component of stockholders’ equity. Upon sale of an investment in a foreign operation, the currency translation adjustment component attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of gain or loss on sale of discontinued operations.
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
Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2009 is adequate. However, actual write-offs might exceed the recorded allowance.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Inventories — We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories, net of allowances of $58,000 and $36,000 at December 31, 2009 and 2008, respectively, is as follows:

(in thousands)	2009	2008
Raw materials	$814	$876
Finished goods	150	175

Total inventories	$964	$1,051

Property and Equipment — Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2009 and 2008, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3 – 5
Furniture and fixtures	5 – 7
Leasehold improvements	1 – 5
Building	39
The cost of each major class of property and equipment at December 31, 2009 and 2008 is as follows:

(in thousands)	2009	2008
Machinery and equipment	$3,113	$3,773
Furniture and fixtures	155	163
Leasehold improvements	262	295
Building	475	413

Subtotal	4,006	4,644
Accumulated depreciation	(2,750)	(3,061)

Property and equipment, net	$1,256	$1,583

Depreciation expense was $511,000 and $462,000 in 2009 and 2008, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products segment, where the component of depreciation expense that relates primarily to production activities and products leased to customers is included in cost of revenue.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Leased Equipment — In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2009 and 2008 are as follows:

(in thousands)	2009	2008
Cost of leased equipment	$887	$1,341
Accumulated depreciation	(623)	(949)

Carrying value of leased equipment	$264	$392

There is no contingent rental income under the leases. The leased equipment assets are included in machinery and equipment on the company’s balance sheet at December 31, 2009 and 2008.
Investments — We account for investments under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment, for (i) entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not exert control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. The aggregate value of investments accounted for by the equity method was $944,000 and $934,000 at December 31, 2009 and 2008, respectively. At both December 31, 2009 and 2008, the aggregate value of investments accounted for by the cost method was $275,000.
Goodwill — We periodically, but at least annually at year-end, assess goodwill for impairment. In the year ended December 31, 2008, goodwill of $1,835,000 associated with our VISaer business was derecognized and included as a component of the gain on sale calculation, as shown in more detail in Note 2 of the Consolidated Financial Statements. In the fourth quarter of 2008, we recorded a charge of $369,000 to fully write-down the carrying value of goodwill associated with our CoreCard subsidiary. In our annual review of the carrying value of the CoreCard goodwill, the fair value of the reporting unit was estimated using the expected present value of future cash flows. We determined that the uncertainty in the global financial services industry, various factors outside of the company’s control that impact payments and revenue recognition and the limited operating history of the subsidiary made it difficult to forecast the present value of future cash flows with a reasonable degree of certainty. Therefore, a goodwill impairment loss of $369,000 was recorded and the goodwill was written down to zero.
Changes in goodwill during the two years ended December 31, 2009 were as follows:

(in thousands)	2009	2008
Beginning balance, net	$—	$2,047
Additions during year	—	157
Derecognition related to VISaer sale	—	(1,835)
Goodwill impairment loss	—	(369)

Ending balance, net	$—	$—

Patents — Patents are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of the patents may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2009 and 2008, no such impairment existed.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Patents, net, at December 31, 2009 and 2008 consisted of the following:

(in thousands)	2009	2008
Patents	$464	$464
Accumulated amortization	(241)	(196)

Patents, net	$223	$268

As of December 31, 2009, annual amortization expense for patents for the following years is expected to be:

(in thousands)
2010	$45
2011	45
2012	45
2013	45
2014	43

Total amortization expense	$223

Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of non-interest bearing notes receivable beyond one year have been discounted at a rate of 6% which approximates rates offered in the market for notes receivable with similar terms and conditions. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, trade accounts and notes receivable. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.
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
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling our parts washers, on occasion we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease. Beginning in 2009, we recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of the shipping and handling to customers as a component of cost of revenue.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Our software arrangements generally fall into one of the following four categories:
•
an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter (typically 12 month periods),

•	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract,
•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

•
contracts for certain software products involve an initial fee plus recurring monthly fees for software usage, maintenance and support, which fees are recognized ratably over the estimated term of the contract.

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contact described above contain multiple elements. Our revenue recognition policy for each of the situations described above is discussed below.
Presently, our initial software contracts do not meet the criteria for separate accounting because the software may require significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate historical basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with early software implementations, such as changes in customer requirements or software defects, that make estimates unreliable.
Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognized at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining. We account for the PCS element contained in the initial contract based on vendor-specific objective evidence of fair value and PCS is recognized ratably on a straight-line basis over the period specified in the contract. Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contracts and generally do not include acceptance clauses or refund rights as are typical in the initial software contracts, as described above. Revenues from these services contracts, which are generally performed within a relatively short period of time, are recognized when the services are complete.
For contracts which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the fees ratably on a straight line basis over the estimated life of the contract.
Reclassification — We reclassified shipping and handling amounts billed to customers from cost of sales to revenue totaling $1,081,000 for the year ended December 31, 2008 to conform to our current year presentation.
Deferred Revenue — Deferred revenue consists of advance payments by software customers for annual PCS; advance payments from customers for software licenses and professional services not yet delivered; and payments by ChemFree lease customers that are billed quarterly in advance for leased equipment and supplies. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Cost of Revenue — Cost of revenue for products includes direct material, direct labor, production overhead and third party license fees, if any. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses. For software contracts, we capitalize the contract specific direct costs, which are included in other current assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized.
Software Development Expense — We have evaluated the establishment of technological feasibility of our products. We sell products in markets that are subject to rapid technological change, new product development and changing customer needs; accordingly, we have concluded that technological feasibility has generally not been established until the development stage of the product is nearly complete. We define technological feasibility as the completion of a working model. The time period during which cost would be capitalized, from the point of reaching technological feasibility until the time of general product release, is very short and, consequently, the amounts that would be capitalized are not material to our financial position or results of operations. Therefore, we have charged all such costs to research and development in the period incurred.
We expense all costs incurred in the preliminary project stage for software developed or obtained for internal use. Thereafter, we capitalize all direct costs of materials and services consumed in developing or obtaining internal use software. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.
Warranty Costs — We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses at December 31, 2009 and 2008. At December 31, 2009 and 2008, the warranty accrual was $163,000 and $127,000, respectively.
Legal Expense — Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.
Research and Development — Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.
Stock Based Compensation — We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2009 and 2008 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $11,000 and $20,000 of stock-based compensation expense in the years ended December 31, 2009 and 2008, respectively.
In both 2009 and 2008, 12,000 options were granted pursuant to the Non-employee Directors Stock Option Plan. The fair value of each option granted in 2009 and 2008 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2009	2008
Risk free interest rate	0.5%	2%
Expected life of option in years	10	6.6
Expected dividend yield rate	0%	0%
Expected volatility	56%	50%
Under these assumptions, the weighted average fair value of options granted in 2009 and 2008 was $0.44 and $1.69 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2009 related to unvested options amounted to $6,500 and is expected to be recognized over 2010 and 2011.
Income Taxes — We utilize the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for net tax operating loss carryforwards.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Comprehensive Loss — Comprehensive loss represents net loss adjusted for the results of certain stockholders’ equity changes not reflected in the consolidated statements of operations. These items are accumulated over time as “accumulated other comprehensive loss” on the Consolidated Balance Sheet and consist primarily of net earnings/loss and foreign currency translation adjustments associated with foreign operations that use the local currency as their functional currency.
Recent Accounting Pronouncements — In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for us), and we are currently evaluating the potential impact, if any, on our Consolidated Financial Statements.
In June 2009, the FASB issued accounting guidance which amends the consolidation principles for Variable Interest Entities (“VIEs”) by requiring consolidation of VIEs based on which party has control of the entity. The guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this accounting guidance is not expected to have a material impact on our Consolidated Financial Statements.
In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and the adoption of this guidance did not have any impact on our Consolidated Financial Statements.
In December 2007, the FASB issued authoritative guidance establishing accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. Specifically, this guidance requires the presentation of non-controlling interests as equity in the Consolidated Balance Sheets, and separate identification and presentation in the Consolidated Statement of Operations of net income or loss attributable to the entity and the non-controlling interest. This guidance was adopted by us as of January 1, 2009, and was applied to the prior period’s financial statements. This guidance also established accounting and reporting standards regarding deconsolidation and changes in a parent’s ownership interest, which will be applied prospectively to any such transactions. As a result of the adoption of this guidance, we reclassified a non-controlling interest totaling $1,516,000, which had previously been recorded in the liability section of the Consolidated Balance Sheets, as a component of stockholders’ equity for all periods presented.
In December 2007, the FASB issued revised authoritative guidance related to business combinations, which provides for recognition and measurement of identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree at fair value. The guidance also established disclosure requirements to enable the evaluation of the nature and financial effects of a business combination. We adopted this guidance as of January 1, 2009, and the adoption did not have a material impact on our Consolidated Financial Statements.
We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.
2. DISCONTINUED OPERATIONS
Sale of VISaer Business — Effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “Asset Purchase Agreement”) between IBS Technics, Inc. (“IBS Technics”), the company, and VISaer. IBS Technics is a subsidiary of IBS Software Services, Inc., a software services company that had previously provided certain software development services to VISaer as an independent third party contractor.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
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
The following condensed financial information is provided for the VISaer discontinued operations for the periods shown.

	Year Ended December 31,
(in thousands)	2009	2008*
Net sales	$—	$760
Operating loss	—	(479)
Net loss before tax	—	(489)
Income tax	—	—
Net loss from discontinued operations	$—	$(489)

*	through April 15, 2008
3. INVESTMENTS
At December 31, 2009 and 2008, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises is included in long-term investments.

At December 31,	Carrying Value
(in thousands)	2009	2008
NKD Enterprises	$944	$934
The following table presents summarized financial information for NKD Enterprises for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2009	2008
Revenues	$1,857	$2,142
Operating income	22	146
Net income	36	146

Current assets	$274	$318
Non-current assets	3,024	3,028
Current liabilities	238	316
Stockholders’ equity	3,060	3,030

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
4. ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND CUSTOMER CONCENTRATIONS
At December 31, 2009 and 2008, our allowance for doubtful accounts amounted to $10,000 and $14,000, respectively. Net charges against the allowance for doubtful accounts were $14,000 and $6,000 in 2009 and 2008, respectively.
The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2009	2008	2009	2008
ChemFree
Customer A	13%	11%	18%	14%
Customer B	6%	9%	6%	18%
Customer C	35%	35%	18%	18%
Customer D	12%	9%	20%	17%
CoreCard
Customer E	2%	10%	18%	6%
In connection with the sale of our QS business in 2006, we received a promissory note from the buyer in the amount of $1,435,000, which bears interest at the rate of 8.25 percent annually and is payable in thirty-six monthly payments of $45,000 beginning September 1, 2006. At December 31, 2008, the current portion of the principal amount of this note is $350,000. The balance was paid in full in 2009.
In connection with the sale of our VISaer business in 2008, the buyer (IBS Technics) is contractually obligated to make three equal payments of $500,000 ($1.5 million total) in June 2010, 2011 and 2012. These payments are not interest-bearing, have been discounted at a rate of 6%, are guaranteed by the parent company of the buyer, and are carried on our balance sheet as notes receivable. At December 31, 2009, the carrying value of the current portion of the principal amount of this note receivable is $492,000 and the non-current portion is $906,000. The carrying value at December 31, 2008 was $1,318,000, all of which was non-current. During the quarter ended September 30, 2009, IBS Technics alleged a breach of representations in the Asset Purchase Agreement and proposed an unquantified adjustment in the amounts still owed to us. We disagree with their allegations. Although there has been no formal request to arbitrate the matter, this dispute may result in legal action if the parties are not able to reach a resolution. Given the status of the matter and our belief that we have reasonable grounds to refute their allegations and prevail in any litigation, presently we have not taken a reserve against the amount receivable from IBS Technics. If the matter is taken to arbitration or other legal proceedings, it is at least reasonably possible that the amount of the receivable could be reduced.
5. SHORT-TERM BORROWINGS
Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2009	2008
Maximum outstanding (month-end)	$437	$1,815
Outstanding at year end	—	325
Interest rate at year end	6.75%	6.75%
Average interest rate	6.75%	7.0%

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
We established a working capital credit facility with a bank in October 2003 and have renewed the line annually with the most recent renewal effective June 26, 2009. The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.75%, is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2010. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At December 31, 2009, our borrowing base calculation resulted in availability of the full $1,250,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case. Furthermore, the terms of the June 2009 loan renewal contain a covenant requiring the company to maintain a minimum tangible net worth (as defined in the Loan Agreement) of various calculated amounts at the end of each calendar quarter beginning September 30, 2009. At December 31, 2009, the company was in compliance with all covenants.
On July 25, 2007, our ChemFree subsidiary entered into a financing arrangement with a bank to borrow up to $300,000 to finance the purchase of a new accounting system. The terms of the arrangement provide that ChemFree could draw down up to $300,000 and pay interest only on the outstanding balance until February 24, 2008, at which time repayment of the $300,000 principal amount and interest converted to a term loan with 36 equal monthly payments of principal and interest of $9,393. The interest rate is fixed at 7.95 percent and the loan is secured by assets of ChemFree and guaranteed by Intelligent Systems Corporation. At December 31, 2009, the amount outstanding under the loan was $116,000, of which $107,000 is included in other current liabilities in the Consolidated Balance Sheet. At December 31, 2008, the amount outstanding under the loan was $216,000, of which $99,000 is included in the category other current liabilities and $117,000 is included in long-term liabilities in the Consolidated Balance Sheet.
6. INCOME TAXES
The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2009	2008
Current	$9	$28

Following is a reconciliation of estimated income taxes at the blended statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2009	2008
Statutory rate, blended	(35%)	(38%)
Change in valuation allowance	35%	38%
Other	1%	1%

Effective rate	1%	1%

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Net deferred tax assets consist of the following at December 31:

(in thousands)	2009	2008
Deferred tax assets:
Federal, state and foreign loss carryforwards	$6,364	$5,734
Capitalized research and development	2,428	3,126
Deferred revenue	(461)	(611)
Federal and state tax credits	2,135	3,103
Other	281	254

Total deferred tax asset	10,747	11,606
Less valuation allowance	(10,747)	(11,606)

Net deferred tax asset	$—	$—

Federal and state tax credits of $2.1 million included in the above table expire at various dates between 2012 and 2028.
We have a deferred tax asset of approximately $10.7 million at December 31, 2009 and $11.6 million at December 31, 2008. The deferred tax asset has been offset by a valuation allowance in 2009 and 2008 of $10.7 million and $11.6 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.
As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2009	2008
2017	$1,038	$1,038
2019	2,901	2,901
2021	1,184	1,184
2022	1,083	1,083
2023	1,778	1,778
Thereafter	10,198	8,176

Total	$18,182	$16,160

Of the net operating losses detailed above, $12.3 million is related to net operating losses that VISaer and CoreCard incurred prior to their acquisition by the company. These net operating losses are subject to Separate Return Limitation Year rules and may be restricted under IRC Section 382 to be utilized by the company. These net operating loss carryforwards begin to expire in years 2017 through 2028.
We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of December 31, 2009, we do not have any material unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.
Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No interest expense or penalties were recognized during the years ended December 31, 2009 and 2008.

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
7. COMMITMENTS AND CONTINGENCIES
Leases — We have a noncancellable operating lease expiring in May 2012. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2010	$465
2011	465
2012	193

Total minimum lease payments	$1,123

The above future minimum lease payments are payable to a related party. See Note 10 for further discussion.
Rental expense for leased facilities and equipment related to continuing operations amounted to $465,000 in each of the years ended December 31, 2009 and 2008. Non-affiliated companies sublease space from the company. For the years ended December 31, 2009 and 2008, we received $79,000 and $80,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.
Legal Matters — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendants’ products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendants to cease their infringing activities. The defendants have asserted various defenses. The trial took place during the week of July 13, 2009. At the conclusion of the trial, the judge issued several rulings from the bench which supported two of ChemFree’s claims. However, other substantive matters have not yet been ruled upon. As of March 23, 2010, we are still waiting for the judge to issue his final ruling in the matter and have no indication when that might be. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the remaining issues will be resolved in its favor. Depending upon the final rulings, ChemFree will have a number of options to consider which could include but are not limited to pursuit of recovery of damages or an appeal.
During the quarter ended September 30, 2009, management of IBS Technics, the company that acquired certain assets and the operations of our VISaer subsidiary in April 2008 (as explained in more detail in Note 2 to the Consolidated Financial Statements), alleged a breach of representations in the Asset Purchase Agreement and proposed an unquantfied adjustment to the amounts still owed to us in three equal installments beginning in 2010. We disagree with their allegation. Although there has been no formal request to arbitrate the matter, this dispute may result in legal action if the parties are not able to reach a resolution. Given the status of the matter and our belief that we have reasonable grounds to refute their allegations and prevail in any litigation, presently we have not taken a reserve against the amount receivable from IBS Technics. If the matter is taken to arbitration or other legal proceedings, it is at least reasonably possible that the amount of the receivable could be reduced.
VISaer Stock Purchase Transaction — On April 3, 2008, the company acquired additional shares of common stock of VISaer, Inc. from a minority shareholder. The purchase price for the stock was $157,000 paid in cash in 2008 plus an additional amount to be paid in the future, contingent upon the net amount of cash realized by Intelligent Systems Corporation (calculated in accordance with a formula agreed between the parties) resulting from the VISaer sale transaction. The purchase price for the VISaer stock of $157,000 was recorded as additional goodwill of VISaer and included in the calculation of the gain on sale for the VISaer transaction. The company has estimated the discounted net present value of the additional amount that could be payable to the minority shareholder in 2010, 2011 and 2012, based on the guaranteed minimum payments of the VISaer buyer, as explained in Note 2. At December 31, 2009, $49,000 has been accrued in other current liabilities and $91,000 has been accrued in long-term liabilities in the Consolidated Balance Sheets. At December 31, 2008, $132,000 is accrued in long-term liabilities in the Consolidated Balance Sheets.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
NYSE Amex Listing — In December 2008, the NYSE determined that we did not meet certain of the NYSE continued listing standards, specifically relating to minimum shareholders’ equity of $4 million. On January 19, 2009, we submitted a plan to the NYSE outlining how we intend to regain compliance. On March 16, 2009, the NYSE accepted our plan to regain compliance with the continued listing standards by June 18, 2010. We have been able to continue our listing during the plan period, during which time we are subject to periodic review to determine if we are making progress consistent with the plan. As of September 30, 2009 and December 31, 2009, our stockholders’ equity was $6.4 million and $6.6 million respectively, primarily due to the successful completion of our Shareholder Rights Offering on July 22, 2009. We believe we have made progress consistent with our plan and have demonstrated compliance with the continued listing standards. We intend to request the NYSE to review our compliance status in the near term. If we fail to make progress consistent with our plan, or if we are not in compliance by June 18, 2010, the NYSE may initiate delisting proceedings with respect to our common stock. We may appeal any NYSE determination to initiate delisting proceedings with respect to our common stock. Failure to meet continued listing standards could impact our stock price.
From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is presently management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.
8. POST-RETIREMENT BENEFITS
Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the company (and its predecessors and successors) up to $50,000. At December 31, 2009 and 2008, we have accrued $150,000 in other current liabilities in the Consolidated Balance Sheets for future payments under the plan.
9. DEFINED CONTRIBUTION PLANS
We maintained two 401(k) defined contribution plans covering substantially all U.S. employees. Following the sale of our VISaer business in April 2008, the 401(k) plan for VISaer employees was terminated. Our matching contributions, net of forfeitures, under the one remaining plan, which are optional and based on the level of individual participant’s contributions, amounted to $6,000 and $45,000 in 2009 and 2008, respectively. The company suspended the matching contributions for 8 months in 2009 but resumed matching contributions in September 2009.
10. RELATED PARTY TRANSACTION
The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ended December 31, 2009 and 2008, we paid rent of $465,000 to ISC Properties, LLC, which is considered to be market rate.
11. STOCKHOLDERS’ EQUITY
We have authorized 20,000,000 shares of common stock, $0.01 par value per share, and 2,000,000 shares of Series A preferred stock, $0.10 par value per share. No shares of preferred stock have been issued. The Board of Directors has authorized stock repurchases from time to time but no repurchases were authorized or made in 2009 or 2008 and there are no outstanding authorizations for repurchases.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
On July 17, 2009, we completed a rights offering of common stock to our shareholders.  Under the terms of the rights offering, we distributed at no charge to the holders of our common stock non-transferable rights to purchase shares of our common stock. We distributed one right for each share of common stock owned by such holder on the record date of June 17, 2009.  Each right entitled the holder to purchase one share of our common stock at a subscription price of $.70 per share. Stockholders on the record date were also entitled to subscribe, subject to allotment among all subscribing stockholders, for additional shares not subscribed for by other stockholders.  A registration statement relating to the rights offering filed with the Securities and Exchange Commission was declared effective on June 18, 2009. The rights offering commenced on June 18, 2009 and terminated on July 17, 2009. The company sold 4,479,014 new shares of common stock and received gross proceeds of $3,135,310, less expenses related to the transaction of $149,000, from the rights offering. Giving effect to the rights offering, we have 8,958,028 shares of common stock outstanding as of December 31, 2009.
12. STOCK OPTION PLANS
We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. No options were granted under the 2003 Plan in the two years ended December 31, 2009. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. Stock options under all three plans are granted at an exercise price equal to fair market value on the date of grant. As of December 31, 2009, a total of 1,005,000 options under all three plans have been granted, 724,320 have been exercised, 47,680 have been cancelled, 215,000 are fully vested and exercisable and 18,000 are not vested. All options expire ten years from their respective dates of grant.
As of December 31, 2009, there was $6,500 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.5 years.
Stock option activity during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Options outstanding at January 1	221,000	209,000
Options granted	12,000	12,000

Options outstanding at December 31	233,000	221,000

Options available for grant at December 31	422,000	434,000

Options exercisable at December 31	215,000	203,000

Exercise price ranges per share:
Granted	$0.69	$3.30
Outstanding	$0.69 – $4.26	$1.51 – $4.26

Weighted average exercise price per share:
Granted	$0.69	$3.30
Outstanding at December 31	$2.37	$2.46
Exercisable at December 31	$2.44	$2.37

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2009.
Options Outstanding:

		Wgt. Avg.
Range of	Number	Contractual	Wgt. Avg.	Aggregate
Exercise Price	Outstanding	Life Remaining	Exercise Price	Intrinsic Value
$0.69 – $2.08	148,000	4.0 yrs	$1.54	$3,000
$3.15 – $4.26	85,000	3.2 yrs	$3.82	—

$0.69 – $4.26	233,000	3.7 yrs	$2.37	$3,000

Options Exercisable:

		Wgt. Avg.
Range of	Number	Contractual	Wgt. Avg.
Exercise Price	Exercisable	Life Remaining	Exercise Price
$1.51 – $2.08	136,000	3.6 yrs	$1.62
$3.15 – $4.26	79,000	2.8 yrs	$3.86

$1.51 – $4.26	215,000	3.3 yrs	$2.44

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.
13. FOREIGN REVENUES AND OPERATIONS
Foreign revenues are based on the location of the customer. For continuing operations, revenues from customers by geographic areas for the years ended December 31, 2009 and 2008 are as follows:

Year ended December 31,
(in thousands)	2009	2008
Foreign Countries:
United Kingdom	$736	$1,591
Chile	11	19
Pacific Rim *	112	144
Canada	269	13
Other	28	44

Subtotal	1,156	1,811
United States	11,710	15,070

Total	$12,866	$16,881

*	Includes Australia, New Zealand, Japan and Singapore
In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India acquired in 2007 to house our India-based employees, which had a net book value of $409,000 and $401,000 in 2009 and 2008, respectively, substantially all long-lived assets are in the United States.
At December 31, 2009 and 2008, continuing operations of foreign subsidiaries had assets of $538,000 and $509,000, respectively, and total liabilities of $76,000 and $103,000, respectively. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
14. INDUSTRY SEGMENTS
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
The following table contains segment information for the years ended December 31, 2009 and 2008:

Year ended December 31, (in thousands)	2009	2008
Information Technology
Revenue	$2,160	$3,042
Operating loss	(1,682)	(2,619)
Depreciation and amortization	82	86
Capital expenditures	109	16
Identifiable assets	2,693	2,600

Industrial Products
Revenue	$10,706	$13,839
Operating income	1,479	399
Depreciation and amortization	453	395
Capital expenditures	64	143
Identifiable assets	3,824	4,415

Consolidated Segments
Revenue	$12,866	$16,881
Operating loss	(203)	(2,220)
Depreciation and amortization	535	481
Capital expenditures	173	159
Identifiable assets	6,517	7,015
A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2009	2008
Consolidated segments operating loss	$(203)	$(2,220)
Corporate expenses	(1,076)	(985)

Consolidated loss from continuing operations	$(1,279)	$(3,205)

Depreciation and amortization
Consolidated segments	$535	$481
Corporate	17	30

Consolidated	$552	$511

Intelligent Systems Corporation
Notes to Consolidated Financial Statements

Year ended December 31, (in thousands)	2009	2008
Capital expenditures
Consolidated segments	$173	$159
Corporate	6	12

Consolidated	$179	$171

As of December 31, (in thousands)	2009	2008
Assets
Consolidated segments identifiable assets	$6,517	$7,015
Corporate	3,517	1,691

Consolidated	$10,034	$8,706

15. NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.
The following tables represent required disclosure of the reconciliation of the loss and the shares used in the basic and diluted loss per share computation:

Year ended December 31,
(in thousands except per share data)	2009	2008
Basic
Net loss	$(1,213)	$(823)
Weighted average common shares outstanding	6,345	4,479

Net loss per share	$(0.19)	$(0.18)

Diluted
Net loss	$(1,213)	$(823)
Weighted average common shares outstanding	6,345	4,479
Effect of dilutive potential common shares: stock options	—	—

Total	6,345	4,479
Net loss per share	$(0.19)	$(0.18)

At December 31, 2009 and 2008, there were no potentially dilutive stock options to purchase shares of the company’s common stock included in the diluted loss per share because the exercise prices of all stock options that were exercisable at such dates were above the market price of the company’s common stock.
16. SUBSEQUENT EVENTS
We evaluated subsequent events through March 23, 2010 when these financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.