Form 10-Q
period 2010-03-31
INTELLIGENT SYSTEMS CORP
filed 2010-05-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of April 30, 2010, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,463	$2,795
Accounts receivable, net	1,923	1,680
Notes and interest receivable, current portion	501	492
Inventories, net	780	964
Other current assets	527	399

Total current assets	6,194	6,330

Long-term investments	1,206	1,219
Notes and interest receivable, net of current portion	1,019	1,006
Property and equipment, at cost less accumulated depreciation	1,269	1,256
Patents, net	211	223

Total assets	$9,899	$10,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$550	$576
Deferred revenue	1,122	1,355
Accrued payroll	497	423
Accrued expenses	526	565
Other current liabilities	391	406

Total current liabilities	3,086	3,325

Long-term liabilities	92	100

Commitments and contingencies (Note 7)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2010 and December 31, 2009	90	90
Additional paid-in capital	21,413	21,410
Accumulated other comprehensive loss	(4)	(28)
Accumulated deficit	(16,294)	(16,379)

Total Intelligent Systems Corporation stockholders’ equity	5,205	5,093
Non-controlling interest	1,516	1,516

Total stockholders’ equity	6,721	6,609

Total liabilities and stockholders’ equity	$9,899	$10,034

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue
Products	$3,347	$2,485
Services	350	303

Total revenue	3,697	2,788

Cost of revenue
Products	1,709	1,318
Services	174	294

Total cost of revenue	1,883	1,612

Expenses
Marketing	566	444
General & administrative	725	923
Research & development	437	504

Income (loss)	86	(695)

Other income (expense)
Interest income, net	27	15
Equity in income (loss) of affiliate company	(12)	7
Other income	6	12

Income (loss) before income taxes	107	(661)
Income taxes	23	1

Net income (loss)	$84	$(662)

Income (loss) per share:
Basic	$0.01	$(0.15)
Diluted	$0.01	$(0.15)

Basic weighted average common shares outstanding	8,958,028	4,478,971
Diluted weighted average common shares outstanding	8,962,767	4,478,971
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2010	2009

OPERATIONS:
Net income (loss)	$84	$(662)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	129	124
Stock-based compensation expense	3	3
Non-cash interest income, net	(18)	(18)
Equity in (income) loss of affiliate company	12	(7)
Changes in operating assets and liabilities
Accounts receivable	(243)	(66)
Inventories	186	85
Other current assets	(128)	10
Accounts payable	(26)	16
Deferred revenue	(233)	(3)
Accrued payroll	74	(72)
Accrued expenses	(39)	(20)

Net cash used for operating activities	(199)	(610)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	(2)	129
Dispositions (purchases) of property and equipment	(130)	17

Net cash provided by (used for) investing activities	(132)	146

FINANCING ACTIVITIES:
Borrowings under line of credit	—	240
Repayments made under line of credit	—	(223)
Payments on notes payable	(26)	(24)

Net cash used for financing activities	(26)	(7)

Effects of exchange rate changes on cash	25	(15)

Net decrease in cash	(332)	(486)
Cash at beginning of period	2,795	1,074

Cash at end of period	$2,463	$588

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$10
Cash paid during the period for income taxes	20	1
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.
2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2010 and 2009. The interim results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2009, as filed in our Annual Report on Form 10-K.

3.	Comprehensive Income (Loss) — Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)	Three Months Ended March 31,
(unaudited, in thousands)	2010	2009
Net income (loss)	$84	$(662)
Other comprehensive loss
Foreign currency translation adjustment	24	(13)

Comprehensive income (loss)	$108	$(675)

4.
Stock-based Compensation — At March 31, 2010, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended March 31, 2010 and 2009 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $3,000 of stock-based compensation expense in each of the quarters ended March 31, 2010 and 2009.

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2009 Form 10-K.
As of March 31, 2010, there is $3,000 of unrecognized compensation cost related to stock options. No options were granted, exercised or forfeited during the three months ended March 31, 2010. The following table summarizes options as of March 31, 2010:

			Wgt Avg
			Remaining	Aggregate
		Wgt Avg	Contractual Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at March 31, 2010	233,000	$2.37	3.5	$6,000
Vested and exercisable at March 31, 2010	215,000	$2.44	3.0	—
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

	Three Months Ended March 31,
(unaudited)	2010	2009
ChemFree Customer A	12%	14%
ChemFree Customer B	35%	35%
ChemFree Customer C	10%	13%
7.
Commitments and Contingencies — Please refer to Note 7 to our Consolidated Financial Statements included in our 2009 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. in the United States Court for the Northern District of Georgia. The complaint alleges that certain of the defendants’ products infringe various U.S. patents held by ChemFree and seeks a ruling to compel the defendants to cease their infringing activities. The defendants have asserted various defenses. The trial took place during the week of July 13, 2009. At the conclusion of the trial, the judge issued several rulings from the bench which supported two of ChemFree’s claims. However, other substantive matters have not yet been ruled upon. On May 5, 2010, the judge convened a hearing with both plaintiff and defendant attorneys and indicated that he expected to issue his final ruling in the matter in the near future. While the resolution and timing of any legal action is not predictable, ChemFree believes it has sufficient grounds to prevail in these actions, although there can be no assurance that the remaining issues will be resolved in its favor. Depending upon the final rulings, ChemFree will have a number of options to consider which could include but are not limited to pursuit of recovery of damages or an appeal.
As previously disclosed, in our Form 10-K for the year ended December 31, 2009, management of IBS Technics, the company that acquired certain assets and the operations of our VISaer subsidiary in April 2008 alleged a breach of representations in the Asset Purchase Agreement (“APA”). On April 15, 2010, we received a formal notice from IBS Technics seeking indemnification under the APA in the amount of approximately $2.6 million for alleged breaches of certain representations and warranties in the APA. We disagree with their allegations and intend to respond within 30 days of the notice date. If we cannot agree on a mutually acceptable resolution to this matter, it is possible that it will proceed to binding arbitration as required under the APA. Given the status of the matter and our belief that we have reasonable grounds to refute the IBS allegations and prevail in any litigation, presently we have not taken a reserve against the amount receivable from IBS Technics. If the matter is taken to arbitration or other legal proceedings, it is at least reasonably possible that the amount of the receivable could be reduced.
NYSE Amex Listing — In December 2008, the NYSE Amex determined that we did not meet certain of the NYSE Amex continued listing standards, specifically relating to minimum shareholders’ equity of $4 million. On March 16, 2009, the NYSE Amex accepted our plan to regain compliance with the continued listing standards by June 18, 2010. On April 14, 2010, we received notice from the NYSE Amex that we had regained compliance with the continued listing standards. As with all listed companies, we will be subject to regular monitoring to ensure compliance with continued listing standards. Failure to meet continued listing standards could impact our stock price.

8.
Industry Segments — Segment information is presented consistently with the basis described in the 2009 Form 10-K. The following table contains segment information for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(unaudited, in thousands)	2010	2009
Information Technology
Revenue	$562	$343
Operating loss	(277)	(579)
Industrial Products
Revenue	3,135	2,445
Operating income	670	255

Consolidated Segments
Revenue	3,697	2,788
Operating income (loss)	393	(324)
Corporate expenses	(307)	(371)

Consolidated operating income (loss)	$86	$(695)

Depreciation and Amortization
Information Technology	$23	$1
Industrial Products	102	119

Consolidated segments	125	120
Corporate	4	4

Consolidated depreciation and amortization	$129	$124

Capital Expenditures
Information Technology	$99	$(22)
Industrial Products	31	3

Consolidated segments	130	(19)
Corporate	—	2

Consolidated capital expenditures	$130	$(17)

(unaudited, in thousands)	March 31, 2010	December 31, 2009
Identifiable Assets
Information Technology	$2,748	$2,693
Industrial Products	4,460	3,824

Consolidated segments	7,208	6,517
Corporate	2,691	3,517

Consolidated assets	$9,899	$10,034

9.
Income Taxes — We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the quarter ended March 31, 2010. As of March 31, 2010, we do not have any unrecognized tax benefits and we do not anticipate any significant changes in the balance of unrecognized tax benefits during the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. No such interest expense or penalties were recognized during the three months ended March 31, 2010 and 2009.
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

In June 2009, the FASB issued accounting guidance which amends the consolidation principles for Variable Interest Entities (“VIEs”) by requiring consolidation of VIEs based on which party has control of the entity. The guidance is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this accounting guidance did not have a material impact on our Consolidated Financial Statements.
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
11.
Subsequent Event — We evaluated subsequent events through May 14, 2010 when these financial statements were issued. Except as otherwise disclosed in this report, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.
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
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
•	A change in revenue level at one of our subsidiaries may be offset by an opposing change at another subsidiary.
•
Customers may decide to postpone or cancel a planned implementation of our software for any number of reasons, which may be unrelated to our software features or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.

•
In the Information Technology sector, revenue in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a delivery under a software contract (which may be out of our control) could have an unpredictable impact on consolidated revenue that is recognized in a given quarterly or annual period.

We reported a profit of $84,000 for the first quarter of 2010. However, frequently we report consolidated operating losses on a quarterly or annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until initial software contracts are complete and accepted by customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with any degree of certainty.
From time to time, we also generate income or incur losses from non-operating sources and we may do so in the future. We may derive income from sales of subsidiary, affiliate and other minority-owned companies. Occasionally, we record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of an affiliate company accounted for by the equity method. The timing and amount of any gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.
Revenue — Total revenue from continuing operations in the three month period ended March 31, 2010 was $3.7 million, a 33 percent increase compared to the first quarter of 2009. Revenue from sales in domestic and international markets represented approximately 86 percent and 14 percent, respectively, of total revenue.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.3 million in the three month period ended March 31, 2010, a 35 percent increase compared to $2.5 million in the three months ended March 31, 2009. The increase in product revenue in the first quarter of 2010 compared to the prior year reflects principally strong performance by our ChemFree subsidiary with higher volume of SmartWasher® parts washers sold in both the domestic and international markets reflecting the general economic recovery, as well as more sales of consumable supplies of fluid and filters to a larger base of SmartWasher® users. Software license revenue associated with the Information Technology segment increased in the three month period ended March 31, 2010 compared to the three month period ended March 31, 2009 reflecting a successful installation of CoreCard’s first international customer.

•
Service revenue associated with the Information Technology segment was $350,000 in the first quarter of 2010, 16 percent higher than the level reported for the same period in 2009. The change is attributed mainly to an increase in the installed base of CoreCard customers that pay for maintenance and technical support.

Cost of Revenue — Total cost of revenue was 51 percent of total revenue in the three month period ended March 31, 2010 compared to 58 percent of total revenue in the first quarter of 2009. The improvement is related principally to favorable changes in ChemFree’s product mix from period to period as well as increased service revenue and lower costs to deliver services at CoreCard.
•
Cost of product revenue was 51 percent and 53 percent of product revenue in the three months ended March 31, 2010 and 2009, respectively. Higher margin consumable supplies (fluid and filters) represented a larger percentage of product revenue in the first quarter of 2010 than in the comparable period in 2009, resulting in an improved gross margin.

•
Cost of service revenue (which relates to our software business only) as a percent of service revenue was 50 percent and 97 percent in the three month periods ended March 31, 2010 and 2009, respectively. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. The cost to provide annual maintenance and support services as a percentage of service revenue has declined as CoreCard’s installed base of customers with maintenance contracts increases, since costs are spread across a larger maintenance revenue base. The cost of professional services revenue is tied to specific projects and generally yields higher gross margins compared to maintenance services, depending on the mix of our U.S. and offshore employees working on the project.

Operating Expenses — In the three month period ended March 31, 2010, total consolidated operating expenses were 8 percent lower than in the corresponding period in 2009. Marketing expenses were higher by $122,000 (27 percent) in the three month period in 2010 compared to the same period in 2009 due to higher sales commissions paid by ChemFree, restoration of salary reductions that were in effect in 2009, and greater travel expenses to support sales growth. General and administrative expenses were 21 percent lower in the first quarter of 2010 than in the first quarter of 2009, reflecting mainly lower legal expenses. Research and development expenses were 13 percent lower in the first quarter of 2010 compared to the same period last year, mainly due to a greater allocation of personnel related R & D expenses to work-in-process for software contracts not yet complete.
Interest Income, net — We recorded net interest income of $27,000 and $15,000 in the three months ended March 31, 2010 and 2009, respectively. The difference between periods reflects primarily the effect of higher interest earning bank deposits in the first quarter of 2010.
Equity in Income (Loss) of Affiliate Company — On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we account for by the equity method. We recorded $12,000 in net equity losses in the first quarter of 2010 compared to $7,000 in net equity income of our affiliate company in the three months ended March 31, 2009. The change between periods reflects a decline in profitability of the affiliate company due to expenses for new marketing and sales initiatives in 2010.

Income Taxes — We recorded $23,000 and $1,000 in the three month periods ended March 31, 2010 and 2009, respectively, for state income tax expense at the ChemFree subsidiary. We believe our net deferred tax assets should be fully reserved at March 31, 2010 given their character and our historical losses. Accordingly, no deferred tax assets have been recorded at March 31, 2010.
Net Income (Loss) — We earned net income of $84,000 in the first quarter of 2010 compared to a net loss of $662,000 in the first quarter of 2009. The improvement reflects a significant increase in profits earned by our ChemFree subsidiary and improved performance at our CoreCard subsidiary.
Liquidity and Capital Resources
Our cash balance at March 31, 2010 was $2.5 million compared to a cash balance of $2.8 million at December 31, 2009. During the three months ended March 31, 2010, we used $199,000 cash for operations, principally to support CoreCard and our international R&D operations. Working capital changes included an increase in accounts receivable of $243,000 due to higher sales and a decline of $186,000 in inventory levels due to lower purchasing volume and higher sales. We used cash for capital equipment expenditures for our expanding work force in India, a mold for certain parts washer parts and a disaster recovery site for CoreCard’s new processing initiative.
We currently project that we will have sufficient liquidity from cash on hand and projected customer payments and periodic working capital borrowings, if needed, to support our operations in the foreseeable future. We have a bank line of credit with a maximum availability of $1.25 million based on qualifying accounts receivable and inventory levels which we use from time to time to support short-term cash needs. As of March 31, 2010, we have no borrowings under the line and we presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any draws, if any, under our bank line of credit. However, the line expires on June 30, 2010, subject to the bank renewing the line for an additional period. There can be no assurance that the line of credit will be renewed on terms acceptable to the company, if at all.
Long-term, we currently expect that liquidity will continue to improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility as necessary to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments or subsidiaries although the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, are generally not within our control.
Off-Balance Sheet Arrangements
We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2009. During the three month period ended March 31, 2010, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2009.
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

•
As an alternative to licensing its software, CoreCard is now offering outsourced processing services running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if CoreCard fails to manage the risks associated with its processing operations, it could have a negative impact on our business.

•
One of ChemFree’s customers represented approximately 35 percent of our consolidated revenue in the first quarter of 2010 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Other than as described in Note 7 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of March 31, 2010, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.
Item 6. Exhibits
The following exhibits are filed or furnished with this report:

3.1
Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: May 14, 2010	By:	/s/ J. Leland Strange J. Leland Strange
Chief Executive Officer, President

Date: May 14, 2010	By:	/s/ Bonnie L. Herron

Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Descriptions
3.1
Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

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