Form 10-Q
period 2010-06-30
INTELLIGENT SYSTEMS CORP
filed 2010-08-13
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
As of July 30, 2010, 8,957,942 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$2,400	$2,795
Accounts receivable, net	2,380	1,680
Notes and interest receivable, current portion	983	492
Inventories, net	773	964
Other current assets	180	399

Total current assets	6,716	6,330

Long-term investments	1,196	1,219
Notes and interest receivable, net of current portion	554	1,006
Property and equipment, at cost less accumulated depreciation	1,271	1,256
Patents, net	200	223

Total assets	$9,937	$10,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$624	$576
Deferred revenue	720	1,355
Accrued payroll	433	423
Accrued expenses	682	565
Other current liabilities	351	406

Total current liabilities	2,810	3,325

Long-term liabilities	110	100

Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 shares issued and outstanding at June 30, 2010 and December 31, 2009	90	90
Additional paid-in capital	21,415	21,410
Accumulated other comprehensive loss	(8)	(28)
Accumulated deficit	(15,996)	(16,379)

Total Intelligent Systems Corporation stockholders’ equity	5,501	5,093
Non-controlling interest	1,516	1,516

Total stockholders’ equity	7,017	6,609

Total liabilities and stockholders’ equity	$9,937	$10,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Products	$3,764	$2,583	$7,111	$5,068
Services	844	540	1,194	843

Total revenue	4,608	3,123	8,305	5,911

Cost of revenue
Products	2,159	1,351	3,868	2,668
Services	387	247	560	542

Total cost of revenue	2,546	1,598	4,428	3,210

Expenses
Marketing	553	456	1,119	900
General & administrative	672	766	1,397	1,690
Research & development	492	506	929	1,010

Income (loss) from operations	345	(203)	432	(899)

Other income (expense)
Interest income, net	17	16	44	31
Equity in income (loss) of affiliate company	(10)	12	(22)	19
Other income	7	—	13	13

Income (loss) before income taxes	359	(175)	467	(836)
Income taxes	61	2	84	3

Net income (loss)	$298	$(177)	$383	$(839)

Income (loss) per share:
Basic	$0.03	$(0.04)	$0.04	$(0.19)
Diluted	$0.03	$(0.04)	$0.04	$(0.19)

Basic weighted average common shares outstanding	8,958,028	4,478,971	8,958,028	4,478,971
Diluted weighted average common shares outstanding	8,962,735	4,478,971	8,962,493	4,478,971

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2010	2009

OPERATIONS:
Net income (loss)	$383	$(839)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	234	270
Stock-based compensation expense	5	6
Non-cash interest income, net	(36)	(36)
Equity in (income) loss of affiliate company	22	(19)
Changes in operating assets and liabilities
Accounts receivable	(700)	(294)
Inventories	192	251
Other current assets	219	(165)
Accounts payable	48	(20)
Deferred revenue	(635)	308
Accrued payroll	10	(105)
Accrued expenses and other current liabilities	182	96

Net cash used for operating activities	(76)	(547)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	2	263
Purchases of property and equipment	(226)	(64)

Net cash provided by (used for) investing activities	(224)	199

FINANCING ACTIVITIES:
Borrowings under line of credit	—	335
Repayments made under line of credit	—	(223)
Payments on notes payable	(116)	(49)

Net cash provided by (used for) financing activities	(116)	63

Effects of exchange rate changes on cash	21	6

Net decrease in cash	(394)	(279)
Cash at beginning of period	2,795	1,074

Cash at end of period	$2,400	$795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3	$22
Cash paid during the period for income taxes	$25	$2
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.
2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2010 and 2009. The interim results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2009, as filed in our Annual Report on Form 10-K.

3.	Comprehensive Income (Loss) — Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of
Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2010	2009	2010	2009
Net income (loss)	$298	$(177)	$383	$(839)
Other comprehensive income:
Foreign currency translation adjustment	4	19	20	6

Comprehensive income (loss)	$302	$(158)	$403	$(833)

4.
Stock-based Compensation — At June 30, 2010, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $2,000 and $3,000 of stock-based compensation expense in the three months ended June 30, 2010 and 2009, respectively and $5,000 and $6,000 for the six month periods ended June 30, 2010 and 2009, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our Form 10-K.

As of June 30, 2010, there is $12,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2010, an aggregate of 12,000 options were granted to the three independent members of our board of directors pursuant to the non-employee director stock option plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. No options were exercised during the three and six month periods ended June 30, 2010. During the quarter ended June 30, 2010, 11,000 employee options expired unexercised. The following table summarizes options as of June 30, 2010:

			Wgt Avg
			Remaining	Aggregate
		Wgt Avg	Contractual Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at June 30, 2010	234,000	$2.22	3.7	$7,440
Vested and exercisable at June 30, 2010	216,000	$2.32	3.2	$3,360

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2010	2009	2010	2009
ChemFree Customer A	28%	33%	31%	34%
ChemFree Customer B	13%	12%	13%	13%
ChemFree Customer C	—	11%	—	12%
CoreCard Customer D	11%	—	—	—
7.
Short-term Borrowings — On June 28, 2010, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent and 6.5% (6.5% at June 30, 2010), is secured by all assets of the company and our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2011. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At June 30, 2010, our borrowing base calculation resulted in availability of $1,250,000, of which we had drawn down $0. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term.

8.
Commitments and Contingencies — Please refer to Note 7 in the Consolidated Financial Statements included in our 2009 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The defendants asserted various defenses. The trial took place during the week of July 13, 2009. On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. On July 6, 2010, ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed on July 23, 2010, by the filing of a Second Motion for Additional Findings and Conclusions. Depending upon the outcome of these additional filings and the judge’s final order in the case, ChemFree will have a number of options to consider which could include but are not limited to an appeal. The timing of the final outcome of this matter is not predictable with any degree of certainty.

As previously disclosed, IBS Technics, the company that acquired certain assets and the operations of our VISaer subsidiary in April 2008, has alleged a breach of certain representations and warranties in the Asset Purchase Agreement (“APA”). On April 15, 2010, we received a claim from IBS Technics seeking indemnification under the APA in the amount of approximately $2.6 million. We replied to their notice, disputing their allegations. On June 17, 2010, we notified IBS Technics that they had failed to make a guaranteed earnout payment of $500,000 due on June 15, 2010 in accordance with the terms of the APA. If we cannot agree on a mutually acceptable resolution to these matters, it is possible that it will proceed to binding arbitration as required under the APA. Given the status of the matter and our belief that we have reasonable grounds to refute IBS Technics’ allegations and prevail in any litigation, presently we have not taken a reserve against the amount receivable from IBS Technics. If the matter is taken to arbitration or other legal proceedings, it is at least reasonably possible that the amount of the receivable could be reduced.

Except as noted above, other commitments and contingencies described in Note 7 to our Consolidated Financial Statements included in our 2009 Form 10-K are unchanged.
9.
Industry Segments — Segment information is presented consistently with the basis described in our 2009 Form 10-K. The following table contains segment information for continuing operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2010	2009	2010	2009
Information Technology
Revenue	$1,376	$566	$1,938	$910
Operating loss	(41)	(267)	(318)	(846)
Industrial Products
Revenue	3,232	2,557	6,367	5,001
Operating income	641	332	1,311	587

Consolidated Segments
Revenue	4,608	3,123	8,305	5,911
Operating income	600	65	993	(260)
Corporate expenses	(255)	(268)	(561)	(639)

Consolidated operating income ( loss)	$345	$(203)	$(432)	$(899)

Depreciation and Amortization
Information Technology	$1	$28	$24	$29
Industrial Products	100	114	202	232

Consolidated segments	101	142	226	261
Corporate	4	4	8	9

Consolidated depreciation and amortization	$105	$146	$234	$270

Capital Expenditures
Information Technology	$59	$69	$158	$47
Industrial Products	36	10	67	13

Consolidated segments	95	79	225	60
Corporate	—	3	1	4

Consolidated capital expenditures	$95	$82	$226	$64

(unaudited, in thousands)	June 30, 2010	December 31, 2009
Identifiable Assets
Information Technology	$2,874	$2,693
Industrial Products	5,192	3,824

Consolidated segments	8,066	6,517
Corporate	1,871	3,517

Consolidated assets	$9,937	$10,034

10.
Income Taxes — As of June 30, 2010, the company has recorded a liability of $65,000 in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $8,622 of interest and penalties. As of June 30, 2010, management expects some incremental but not significant changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three and six months ended June 30, 2010, we recognized $4,113 in interest expense and $4,509 in penalties related to the uncertain tax positions. No interest or penalties were recognized in 2009.

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

11.
On July 17, 2009, we completed a rights offering of common stock to our shareholders. Under the terms of the rights offering, we distributed at no charge to the holders of our common stock non-transferable rights to purchase shares of our common stock. We distributed one right for each share of common stock owned by such holder on the record date of June 17, 2009. The company sold 4,479,014 new shares of common stock and received gross proceeds of $3,135,310, less expenses related to the transaction of $149,000, from the rights offering. Giving effect to the rights offering, we have 8,958,028 shares of common stock outstanding as of June 30, 2010.

12.
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
13.
Subsequent Events — We evaluated subsequent events through August 13, 2010 when these financial statements were issued. Except as otherwise disclosed in this report, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washer systems). The Information Technology sector consists of CoreCard Software, Inc. (“CoreCard”) (software for managing accounts receivables, credit and debit cards).
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for activities such as customization, implementation, consulting, training, maintenance and support for software products in our Information Technology sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
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

We reported a profit of $298,000 and $383,000 for the three and six months ended June 30, 2010. Compared to the losses reported in the respective periods in 2009, these results reflect significantly greater profits generated by our ChemFree subsidiary and improved performance at our CoreCard subsidiary. However, frequently we report consolidated operating losses on a quarterly or annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until initial software contracts are complete. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel. For these and other reasons, our operating profits or losses may vary from period to period and at the present time are generally not predictable with any degree of certainty.
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
Revenue — Total revenue from continuing operations in the three month period ended June 30, 2010 was $4.6 million, a 48 percent increase compared to the second quarter of 2009. For the six month period ended June 30, 2010, total revenue was $8.3 million, an increase of 40 percent compared to the same period in 2009.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.8 million in the three month period ended June 30, 2010, a 46 percent increase compared to the three month period ended June 30, 2009. Product revenue increased by 40 percent to $7.1 million in the six month period ended June 30, 2010 compared to the first six months of 2009. The period to period increases reflect stronger sales of ChemFree’s SmartWasher® parts washer in both the domestic and international markets due to increased demand as the economy recovers as well as new sales programs. Fluid and filter consumables in both domestic and international markets increased in the three and six month periods ended June 30, 2010 compared to the same periods in 2009. The increase reflects in part an increasing base of new and existing users of the SmartWasher® part washers and, in part, increased availability in 2010 of fluid for the European market following a transition to a new fluid processing facility that took place during the second quarter of 2009 (during which time fluid supplies were limited). Software license revenue associated with the Information Technology segment increased significantly in both the three and six month periods ended June 30, 2010 compared to the respective periods in 2009 and represented over ten percent of product sales in each period in 2010. We recognize software license revenue generally upon completion of each contract and acceptance by customers. Second quarter and year-to-date software revenue in 2010 was bolstered by the completion and recognition of a software contract that contributed almost $500,000 in revenue.

•
Service revenue associated with the Information Technology segment was $844,000 and $1,194,000 in the three and six months ended June 30, 2010, representing increases of 56 percent and 42 percent compared to the respective periods in 2009. The change is attributed to increased professional services projects that were completed for CoreCard customers as well as an increase in the installed base of customers that pay for maintenance and technical support.

Cost of Revenue — Total cost of revenue was 55 percent and 53 percent of total revenue in the three and six month periods ended June 30, 2010, respectively, compared to 51 percent and 54 percent of total revenue in the three and six month periods ended June 30, 2009, respectively. The changes between periods reflects changes in ChemFree’s and CoreCard’s product mix from period to period.
•
Cost of product revenue was 57 percent and 54 percent of product revenue in the three and six months ended June 30, 2010, respectively compared to costs of 52 percent and 53 percent of product revenue in the respective periods in 2009. In 2010, sales of ChemFree’s SmartWasher® machines, which have a higher cost of sales compared to higher margin fluid and filters, increased and represented a larger percentage of product revenue in both the quarter and year-to-date periods of 2010 than in the comparable periods in 2009. As a result, while both sales and gross profit dollars increased in 2010, the gross margin percentage declined slightly due to the change in ChemFree product mix. In addition, the increase in license revenue at CoreCard in both the three and six month periods ended June 30, 2010 was accompanied by an increase in cost associated with bringing new software implementations successfully to completion (which included CoreCard’s first international customer and first major conversion customer).

•
Cost of service revenue (which relates to our CoreCard business only) was 46 percent and 47 percent of service revenue in the three and six month periods ended June 30, 2010 as compared to 46 percent and 64 percent of service revenue in the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. The cost to provide annual maintenance and support services as a percentage of service revenue has declined as CoreCard’s installed base of customers with maintenance contracts has increased, since certain costs are spread across a larger maintenance revenue base. The cost and gross margins on professional services revenue are tied to specific projects and will vary depending on the specific project requirements and complexity as well as the mix of our U.S. and offshore employees working on the project. CoreCard is providing a high level of support to its customers for both maintenance and professional services activities to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth.

Operating Expenses — In the three and six month periods ended June 30, 2010, total consolidated operating expenses were lower by 1 percent and 4 percent, respectively, than in the corresponding periods in 2009, despite significant increases in revenue in 2010. At the beginning of 2009, we implemented company-wide headcount reductions and pay cuts. These actions and the associated reductions in personnel-related and travel expenses resulted in substantial cost savings in the three and six month periods ended June 30, 2009. While the pay and benefit cuts were restored by the end of 2009, the company has continued to carefully manage expenses. Consolidated marketing expenses increased 21 percent and 24 percent in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 mainly due to higher sales-related commissions and customer support activities related to the significant growth in ChemFree’s machine sales in 2010. Consolidated general and administrative expenses were lower by 12 percent and 17 percent in the three and six month periods ended June 30, 2010, respectively, compared to the same periods of 2009, reflecting mainly reduced legal expenses. We expect legal expenses will be greater in the second half of 2010 than in the first half of the year, related to recent activity in the legal matter described in Note 8 to the Consolidate Financial Statements. Consolidated research and development expenses were 3 percent and 8 percent lower in the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009, mainly due to a greater allocation of personnel related R&D expenses to cost of sales for software and professional services revenues that were recognized in 2010.
Interest Income, net — We recorded net interest income of $17,000 and $44,000,in the three and six month periods ended June 30, 2010, respectively, compared to net interest income of $16,000 and $31,000 in the three and six month periods ended June 30, 2009. The difference between periods reflects primarily higher interest earning cash deposits and lower borrowings in 2010 than in the same periods in 2009.
Equity in Income (Loss) of Affiliate Company — On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. We recorded $10,000 and $22,000 in net equity losses of our affiliate company in the three and six month periods ended June 30, 2010, respectively, compared to net equity income of $12,000 and $19,000 in the three and six months ended June 30, 2009, respectively. The change between periods reflects a decline in profitability of the affiliate company due to expenses for new marketing and sales initiatives in 2010.
Income Taxes — We recorded $61,000 and $84,000, in the three and six month periods ended June 30, 2010, respectively, for state income tax expense. An expense of $56,000 was recorded in the quarter ended June 30, 2010 in connection with uncertain tax positions.
Liquidity and Capital Resources
Our cash balance at June 30, 2010 was $2,400,000 compared to a cash balance of $2,795,000 at December 31, 2009 and $2,463,000 at March 31, 2010. During the six months ended June 30, 2010, we used $76,000 in net cash for operations. Our ChemFree operations generated significant positive cash flow during the six month period which offset to a large extent the cash used for expenses of the corporate office as well as CoreCard and its international software development and testing operations during the period. Working capital changes included an increase in accounts receivable of $700,000 reflecting strong sales in the second quarter and a reduction in inventory levels of $192,000 through improved inventory management combined with strong second quarter machine sales. We expect that inventory levels may rise somewhat in future periods due to lengthening lead times on certain component parts which may result in ordering larger quantities to prevent potential shortages of key components. Deferred revenue declined by $635,000 due to the recognition of revenue on contracts completed in 2010, on which milestone payments had been carried as deferred revenue at the end of December 31, 2009. We used $226,000 for capital equipment expenditures including equipment for our expanding work force in India, a mold for certain parts washer components and a disaster recovery site for CoreCard’s new processing initiative. We also used $116,000 to pay off in full a term loan related to a capital equipment purchase in a prior period.
As explained in Note 7, we renewed our bank line of credit on June 28, 2010 under essentially the same terms and conditions as the expiring line. We currently project that we will have sufficient liquidity from cash on hand and projected customer payments to support our operations in the foreseeable future. As of June 30, 2010, we have no borrowings under the line and we presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any draws, if necessary, under the bank line of credit.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2009. During the three and six month periods ended June 30, 2010, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2009.
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

•
Stricter regulations and reluctance by financial institutions to act as sponsor banks for prospective customers (such as issuers and processors of credit and prepaid cards) could increase CoreCard’s losses and cash requirements.

•	Delays in software development projects could cause our customers to delay implementations or delay payments, which would increase our costs and reduce our revenue.
•
It is unclear whether the recent activity in the legal action described in Note 8 to the Consolidated Financial Statements will have any impact on our ChemFree subsidiary in the foreseeable future but there is at least a reasonable possibility that a finding of invalidity of certain of ChemFree’s patents could increase competition in the marketplace and result in greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

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

•
One of ChemFree’s customers represented 31 percent of our consolidated revenue in the first half of 2010 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

•
Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders. The company has experienced some ongoing difficulty securing acceptable quality of one plastic part that impacts one of its specialty product models and expects it will take a number of months to improve the situation.

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
Other than as described in Note 8 to the Consolidated Financial Statements, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. As of June 30, 2010, we do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 5.	Exhibits
The following exhibits are filed or furnished with this report:

3.1
Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Ninth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 28, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: August 13, 2010	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 13, 2010	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Descriptions
3.1
Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Ninth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 28, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.