Form 10-Q
period 2010-09-30
INTELLIGENT SYSTEMS CORP
filed 2010-11-12
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of October 31, 2010, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION
Item 1. Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$2,332	$2,795
Accounts receivable, net	2,652	1,680
Notes and interest receivable, current portion	992	492
Inventories, net	864	964
Other current assets	458	399

Total current assets	7,298	6,330

Long-term investments	1,186	1,219
Notes and interest receivable, net of current portion	560	1,006
Property and equipment, at cost less accumulated depreciation	1,216	1,256
Patents, net	189	223

Total assets	$10,449	$10,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429	$576
Deferred revenue	1,138	1,355
Accrued payroll	523	423
Accrued expenses	782	565
Other current liabilities	347	406

Total current liabilities	3,219	3,325

Long-term liabilities	111	100

Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 shares issued and outstanding at September 30, 2010 and December 31, 2009	90	90
Additional paid-in capital	21,416	21,410
Accumulated other comprehensive income (loss)	2	(28)
Accumulated deficit	(15,905)	(16,379)

Total Intelligent Systems Corporation stockholders’ equity	5,603	5,093
Non-controlling interest	1,516	1,516

Total stockholders’ equity	7,119	6,609

Total liabilities and stockholders’ equity	$10,449	$10,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Revenue
Products	$3,214	$3,147	$10,325	$8,215
Services	602	268	1,796	1,112

Total revenue	3,816	3,415	12,121	9,327

Cost of revenue
Products	1,626	1,616	5,494	4,285
Services	266	202	827	743

Total cost of revenue	1,892	1,818	6,321	5,028

Expenses
Marketing	527	556	1,646	1,456
General & administrative	654	972	2,052	2,662
Research & development	638	620	1,566	1,630

Income (loss) from operations	105	(551)	536	(1,449)

Other income (expense)
Interest income, net	19	26	63	57
Equity in income (loss) of affiliate company	(10)	4	(32)	24
Other income	4	6	17	18

Income (loss) before income taxes	118	(515)	584	(1,350)
Income taxes	27	6	110	10

Net income (loss)	$91	$(521)	$474	$(1,360)

Income (loss) per share:
Basic	$0.01	$(0.07)	$0.05	$(0.25)
Diluted	$0.01	$(0.07)	$0.05	$(0.25)

Basic weighted average common shares outstanding	8,958,028	7,465,023	8,958,028	5,474,350
Diluted weighted average common shares outstanding	8,962,426	7,465,023	8,962,720	5,474,350
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2010	2009

OPERATIONS:
Net income (loss)	$474	$(1,360)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	371	414
Stock-based compensation expense	7	9
Non-cash interest income, net	(54)	(54)
Equity in (income) loss of affiliate company	32	(24)
Changes in operating assets and liabilities
Accounts receivable	(972)	(435)
Inventories	101	247
Accrued interest	(6)	2
Other current assets	(60)	(142)
Accounts payable	(147)	209
Deferred revenue	(217)	513
Accrued payroll	99	(9)
Accrued expenses and other current liabilities	220	(9)
Other liabilities	65	(6)

Net cash used for operating activities	(87)	(645)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	7	352
Purchases of property and equipment	(297)	(112)

Net cash provided by (used for) investing activities	(290)	240

FINANCING ACTIVITIES:
Borrowings under line of credit	—	335
Repayments made under line of credit	—	(660)
Payments on notes payable	(116)	(74)
Proceeds from rights offering	—	2,986

Net cash provided by (used for) financing activities	(116)	2,587

Effects of exchange rate changes on cash	30	15

Net increase (decrease) in cash	(463)	2,197
Cash at beginning of period	2,795	1,074

Cash at end of period	$2,332	$3,271

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3	$26
Cash paid during the period for income taxes	$52	$2
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.
2.
The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2010 and 2009. The interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2009, as filed in our Annual Report on Form 10-K.

3.	Comprehensive Income (Loss) – Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of
Comprehensive Income (Loss)	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2010	2009	2010	2009
Net income (loss)	$91	$(521)	$474	$(1,360)
Other comprehensive income:
Foreign currency translation adjustment	10	9	30	15

Comprehensive income (loss)	$101	$(512)	$504	$(1,345)

4.
Stock-based Compensation – At September 30, 2010, we have two stock–based compensation plans in effect. We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock-based compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $1,500 and $3,000 of stock-based compensation expense in the three months ended September 30, 2010 and 2009, respectively and $6,000 and $9,000 for the nine month periods ended September 30, 2010 and 2009, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our Form 10-K.

As of September 30, 2010, there is $10,500 of unrecognized compensation cost related to stock options. No options were granted, exercised or cancelled during the three month period ended September 30, 2010. During the nine month period ended September 30, 2010, 11,000 employee options and 20,000 director options expired unexercised and an aggregate of 12,000 options were granted to the three independent members of our board of directors pursuant to the non-employee director stock option plan (“Director Plan”). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. The following table summarizes options as of September 30, 2010:

			Wgt Avg
			Remaining	Aggregate
	# of	Wgt Avg	Contractual Life	Intrinsic
	Shares	Exercise Price	in Years	Value
Outstanding at September 30, 2010	214,000	$2.06	3.8	$3,720
Vested at September 30, 2010	196,000	$2.15	3.3	$1,860
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2010	2009	2010	2009
ChemFree Customer A	34%	41%	32%	37%
ChemFree Customer B	—	12%	12%	13%
ChemFree Customer C	10%	11%	—	12%
7.
Short-term Borrowings – On June 28, 2010, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent and 6.5% (6.5% at September 30, 2010), is collateralized by all assets of the company and expires June 30, 2011. We may borrow an aggregate of 80 percent of qualified accounts receivable plus 50 percent of inventory, up to a maximum of $1,250,000. At September 30, 2010, our borrowing base calculation resulted in availability of $1,250,000, of which we had drawn down $0. The terms of the line of credit contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or to make new investments in companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term. We are in compliance with all loan covenants as of September 30, 2010.

8.
Commitments and Contingencies – Please refer to Note 7 in the Consolidated Financial Statements included in our 2009 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters – In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The trial took place during the week of July 13, 2009. On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. On July 6, 2010, ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed on July 23, 2010 by the filing of a Second Motion for Additional Findings and Conclusions. In an unusual turn of events, in October 2010, the judge hearing the case was arrested by the Federal Bureau of Investigation on criminal charges. It is our understanding that ChemFree’s case will be reassigned to another judge; however we have no indication when that might occur or what impact it will have on the timing and final outcome of this matter.

IBS Technics, the company that acquired certain assets and the operations of our VISaer subsidiary in April 2008, has alleged a breach of certain representations and warranties in the Asset Purchase Agreement (“APA”). On April 15, 2010, we received a claim from IBS Technics seeking indemnification under the APA in the amount of approximately $2.6 million. We denied that claim on May 13, 2010. On June 21, 2010, we formally notified IBS Technics and IBS Software Services Americas, Inc, as guarantor, that they had failed to make a guaranteed deferred payment of $500,000 due to us on June 14, 2010 in accordance with the terms of the APA. On September 8, 2010, we filed a demand for arbitration against IBS Technics and IBS Americas Software Services, Inc. with the American Arbitration Association as required under the APA seeking the $500,000, in addition to interest, costs and attorneys’ fees. On October 11, 2010, IBS Technics and IBS Software Services Americas, Inc. filed a response denying our claim and a counterclaim seeking nearly $2.5 million, in addition to interest, costs and attorneys’ fees. We filed a response to the counterclaim on November 4, 2010. Given the status of the matter and our belief that we have reasonable grounds to refute IBS Technics’ and IBS Software Services Americas, Inc.’s allegations and to prevail in the matter, presently we have not taken a reserve against the amount receivable from IBS Technics. However, if we do not prevail in the arbitration matter, it is at least reasonably possible that the amount of the receivable could be reduced or eliminated and that we could be required to pay damages.
Except as noted above, other commitments and contingencies described in Note 7 to our Consolidated Financial Statements included in our 2009 Form 10-K are unchanged.
9.
Industry Segments – Segment information is presented consistently with the basis described in our 2009 Form 10-K. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2010	2009	2010	2009
Information Technology
Revenue	$696	$412	$2,634	$1,322
Operating loss	(357)	(603)	(675)	(1,449)
Industrial Products
Revenue	3,120	3,003	9,487	8,005
Operating income	662	298	1,974	884

Consolidated Segments
Revenue	3,816	3,415	12,121	9,327
Operating income	305	(305)	1,299	(565)
Corporate expenses	(200)	(246)	(763)	(884)

Consolidated operating income ( loss)	$105	$(551)	$536	$(1,449)

Depreciation and Amortization
Information Technology	$39	$28	$64	$57
Industrial Products	93	111	295	343

Consolidated segments	132	139	359	400
Corporate	4	4	12	14

Consolidated depreciation and amortization	$136	$143	$371	$414

Capital Expenditures
Information Technology	$36	$18	$194	$65
Industrial Products	20	28	87	41

Consolidated segments	56	46	281	106
Corporate	15	1	16	6

Consolidated capital expenditures	$71	$47	$297	$112

(unaudited, in thousands)	Sept. 30, 2010	Dec. 31, 2009
Identifiable Assets
Information Technology	$2,001	$2,693
Industrial Products	5,806	3,824

Consolidated segments	7,807	6,517
Corporate	2,642	3,517

Consolidated assets	$10,449	$10,034

10.
Income Taxes – As of September 30, 2010, the company has recorded a liability of $65,000 in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $8,622 of interest and penalties. As of September 30, 2010, management expects some incremental but not significant changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three and nine months ended September 30, 2010, we recognized $0 and $4,113, respectively, in interest expense and $0 and $4,509, respectively, in penalties related to the uncertain tax positions. No interest or penalties were recognized in 2009.
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
11.
On July 17, 2009, we completed a rights offering of common stock to our shareholders.  We distributed one right for each share of common stock owned by such holder on the record date of June 17, 2009.  The company sold 4,479,014 new shares of common stock and received gross proceeds of $3,135,310, less expenses related to the transaction of $149,000, from the rights offering. Giving effect to the rights offering, we have 8,958,028 shares of common stock outstanding as of September 30, 2009 and 2010.

12.
Recent Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which amends the criteria for allocating a contract’s consideration to individual services or products in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which includes: (1) vendor-specific objective evidence if available, (2) third-party evidence if vendor-specific evidence is not available, and (3) estimated selling price if neither vendor-specific nor third-party evidence is available. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 (January 1, 2011 for us), and we are currently evaluating the potential impact, if any, on our Consolidated Financial Statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.
13.
Subsequent Events – We evaluated subsequent events through the date when these financial statements were issued. Except as otherwise disclosed in this report, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washer systems). The Information Technology sector consists of CoreCard Software, Inc. (“CoreCard”) (software for managing accounts receivables and credit, debit and prepaid cards).
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

•
In the Information Technology sector, license revenue in a given period may consist of a relatively small number of contracts. Consequently, even small delays in a delivery under a software contract (which may be out of our control) could have an unpredictable impact on consolidated revenue that is recognized in a given quarterly or annual period.

We reported a profit of $91,000 and $474,000 for the three and nine months ended September 30, 2010, respectively. Compared to the losses reported in the respective periods in 2009, these results reflect significantly greater profits generated by our ChemFree subsidiary and improved performance at our CoreCard subsidiary. However, frequently we report consolidated operating losses on a quarterly or annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until initial software contracts are complete. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel. For these and other reasons, our operating profits or losses may vary from period to period and at the present time are generally not predictable with any degree of certainty.
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
Revenue – Total revenue from continuing operations in the three month period ended September 30, 2010 was $3.8 million, a 12 percent increase compared to the third quarter of 2009. For the nine month period ended September 30, 2010, total revenue was $12.1 million, an increase of 30 percent compared to the same period in 2009.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.2 million in the three month period ended September 30, 2010, a 2 percent increase compared to the three month period ended September 30, 2009. Product revenue increased by 26 percent to $10.3 million in the nine month period ended September 30, 2010 compared to the first nine months of 2009. The third quarter increase in product revenue reflects primarily stronger sales of ChemFree’s SmartWasher® parts washer in international markets, offset in part by a period-to-period decline in machines sales in the domestic market. For the year-to-date period of 2010, revenue from SmartWasher® sales increased significantly in both domestic and international markets compared to the same period in 2009. Sales of SmartWasher® fluid and filter consumables increased in both the three and nine month periods ended September 30, 2010 compared to the same periods in 2009, driven by strong international sales and an increasing base of new and existing users of the SmartWasher® part washers in both domestic and international markets. Software license revenue associated with the Information Technology segment was lower in the three month period ended September 20, 2010 but significantly higher in the nine month period ended September 30, 2010 compared to the respective periods in 2009. We recognize software license revenue generally upon completion of each contract and acceptance by customers, which tends to result in considerable fluctuation between quarterly periods. Year-to-date software license revenue in 2010 was bolstered by the completion and recognition of a software contract that contributed almost $500,000 in revenue.

•
Service revenue associated with the Information Technology segment was $603,000 and $1,796,000 in the three and nine month periods ended September 30, 2010, representing increases of 125 percent and 62 percent compared to the respective periods in 2009. The change is attributed to increased professional services projects that were completed for CoreCard customers as well as an increase in the installed base of customers that pay for maintenance and technical support.

Cost of Revenue – Total cost of revenue was 50 percent and 52 percent of total revenue in the three and nine month periods ended September 30, 2010, respectively, compared to 53 percent and 54 percent of total revenue in the three and nine month periods ended September 30, 2009, respectively.
•
Cost of product revenue was 51 percent of product revenue in the three months ended September 30, 2010 and 2009. Cost of product revenue was 53 percent and 52 percent of product revenue in the nine month periods ended September 30, 2010 and 2009, respectively. The slight change between year-to-date periods reflects primarily changes in product mix between periods.

•
Cost of service revenue (which relates to our CoreCard business only) was 44 percent and 46 percent of service revenue in the three and nine month periods ended September 30, 2010 as compared to 75 percent and 67 percent of service revenue in the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the cost of service revenue. The cost to provide annual maintenance and support services as a percentage of service revenue has declined as CoreCard’s installed base of customers with maintenance contracts has increased, since certain costs are spread across a larger maintenance revenue base. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of U.S. and offshore employees working on the project. In 2010, our cost of delivering professional services benefited from a larger percentage of offshore employees being assigned to such projects.

Operating Expenses – In the three and nine month periods ended September 30, 2010, total consolidated operating expenses were lower by 15 percent and 8 percent, respectively, than in the corresponding periods in 2009, despite increases in revenue in 2010. At the beginning of 2009, we implemented company-wide headcount reductions and pay cuts. These actions and the associated reductions in personnel-related and travel expenses resulted in substantial cost savings in the three and nine month periods ended September 30, 2009. While the pay and benefit cuts were restored by the end of 2009, the company has continued to carefully manage expenses. In the three and nine month periods ended September 30, 2010, consolidated marketing expenses were 5 percent ($29,000) lower and 13 percent ($190,000) higher than in the corresponding periods in 2009. In the nine month period ended September 30, 2010, the change reflects increases in payroll and benefit costs, sales-related commissions and customer support activities related to the significant growth in ChemFree’s sales in 2010. Consolidated general and administrative expenses were lower by 33 percent ($319,000) and 23 percent ($611,000) in the three and nine month periods ended September 30, 2010, respectively, compared to the same periods of 2009, due mainly to reduced legal expenses. We expect legal expenses to increase somewhat over the next six months, related to recent activity in the VISaer-IBS Technics arbitration matter described in Note 8 to the Consolidated Financial Statements. Consolidated research and development expenses were 3 percent ($18,000) higher and 4 percent ($63,000) lower in the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. Variations between periods reflect the net effect of a number of contributing factors, but generally, the period to period fluctuations are due to the cost of personnel related R&D expenses that are allocated to cost of software and professional services revenues that are recognized in a given period or that are capitalized as deferred costs for in-process projects to be recognized in future periods.
Interest Income, net – We recorded net interest income of $19,000 and $63,000 in the three and nine month periods ended September 30, 2010, respectively, compared to net interest income of $26,000 and $57,000 in the comparable three and nine month periods in 2009. The difference between periods reflects primarily the net effect of fluctuations in the amount of our interest bearing cash deposits as well as no bank borrowings in 2010.
Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. We recorded $10,000 and $32,000 in net equity losses of our affiliate company in the three and nine month periods ended September 30, 2010, respectively, compared to net equity income of $4,000 and $24,000 in the three and nine months ended September 30, 2009, respectively. The change between periods reflects a decline in profitability of the affiliate company due to expenses for new marketing and sales initiatives in 2010.
Income Taxes – We recorded $27,000 and $110,000, in the three and nine month periods ended September 30, 2010, respectively, for state income tax expense. In the year-to-date period, an expense of $56,000 was recorded in connection with uncertain tax positions.
Liquidity and Capital Resources
Our cash balance at September 30, 2010 was $2.3 million compared to a cash balance of $2.8 million at December 31, 2009. During the nine months ended September 30, 2010, we used $87,000 in net cash for operations. Our ChemFree operations generated significant positive cash flow during the nine month period which offset to a large extent the cash used for expenses of the corporate office as well as CoreCard and its international software development and testing operations during the period. Working capital changes included an increase in accounts receivable of $1.0 million reflecting strong sales and contract milestone billings in the third quarter and a reduction in inventory levels of $101,000 through improved inventory management. We expect that inventory levels may rise somewhat in future periods due to lengthening lead times on certain component parts which may result in ordering larger quantities to prevent potential shortages of key components. Deferred revenue declined by $217,000, representing the net effect of billings on new in-process contracts offset by the recognition of revenue on contracts completed in 2010, on which milestone payments had been carried as deferred revenue at the end of December 31, 2009. Accounts payable declined by $147,000 in part due to faster payment to take advantage of discounts offered by certain vendors. We used $297,000 for capital equipment expenditures including equipment for our expanding work force in India, a mold for certain parts washer components and a disaster recovery site for CoreCard’s new processing initiative. We also used $116,000 to pay off in full a term loan related to a capital equipment purchase in a prior period.
As explained in Note 7, we renewed our bank line of credit on June 28, 2010 under essentially the same terms and conditions as the expiring line. We currently project that we will have sufficient liquidity from cash on hand and projected customer payments to support our operations in the foreseeable future. For the nine month period ended September 30, 2010, we did not have any borrowings under the line of credit and we presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any draws, if necessary, under the bank line of credit.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, valuation of inventory and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2009. During the three and nine month periods ended September 30, 2010, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2009.
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
•
It is unclear whether the recent activity in the ChemFree legal action described in Note 8 to the Consolidated Financial Statements will have any impact on our ChemFree subsidiary in the foreseeable future but if the finding of invalidity of certain of ChemFree’s patents is sustained, it could result in increased competition in the marketplace and greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows.

•
If we do not prevail in the arbitration matter described in Note 8, the amount of the receivable owed to us by IBS Technics could be reduced or we could be required to pay some or all of the claimed damages of approximately $2.6 million, thus impacting the availability of cash for future operations.

•
Our CoreCard subsidiary could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

•
As an alternative to licensing its software, CoreCard is now offering processing services to customers running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if CoreCard fails to manage the risks associated with its processing operations, it could have a negative impact on our business.

•
One of ChemFree’s customers represented 32 percent of our consolidated revenue in the first nine months of 2010 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on inventory levels and cash, at least in the near-term.

•
Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders. The company has experienced some ongoing difficulty securing acceptable quality of one plastic part that impacts one of its international product models and expects it will take a number of months to improve the situation.

•	Software errors or poor quality control may delay product releases, increase our costs or delay of revenue recognition.

•
Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

•
Increasing government regulation in the United States and foreign countries related to such issues as data privacy, financial and credit transactions could require changes to our products and services, increase our costs and affect our existing customer relationships or prevent us from getting new customers.

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

•
CoreCard could fail to retain key software developers and managers who have accumulated years of know-how in our target markets and company’s products, or fail to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 to the Consolidated Financial Statements for a description of all material pending legal proceedings. Except as described in Note 8, we are not a party to any other such proceedings. We do not believe that the pending legal proceedings will have a material adverse effect on our consolidated financial position or results of operations. However, depending upon the outcome of the pending arbitration proceedings with IBS Technics as described in Note 8, it is at least reasonably possible that the amount of the receivable owed to us by IBS Technics could be reduced or eliminated and that we could be required to pay some or all of the claimed damages of approximately $2.6 million.

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

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: November 12, 2010	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 12, 2010	By:	/s/ Bonnie L. Herron
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