Form 10-K
period 2010-12-31
INTELLIGENT SYSTEMS CORP
filed 2011-03-22
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2010 was $5,223,000 (computed using the closing price of the common stock on June 30, 2010 as reported by the NYSE AMEX). As of February 28, 2011, 8,958,028 shares of common stock of the registrant were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference in Part III hereof

PART I
Forward-Looking Statements
In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results except as required by law.

ITEM 1.	BUSINESS
Overview
Intelligent Systems Corporation, a Georgia corporation, and its predecessor companies have operated since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms “company”, “us”, “ours”, “we” and similar words to refer to Intelligent Systems Corporation and subsidiaries. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our Securities and Exchange Commission (“SEC”) reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.
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
Industry Segments Overview
Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”). As of December 31, 2010, we own 100 percent of ChemFree and 96 percent of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India that perform software development and testing for CoreCard but do not sell products or services to third parties. On April 16, 2008, we sold the business of our VISaer, Inc. subsidiary and accordingly, we have classified the VISaer operations as discontinued operations for all periods presented.
The business discussion which follows contains information on products, markets, competitors, research and development and manufacturing for our operating subsidiaries organized by industry segment. For further detailed financial information concerning our segments, see Note 14 in the accompanying Notes to Consolidated Financial Statements. For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.
The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in demand in Europe during the third quarter of the year for our ChemFree products.
INTELLIGENT SYSTEMS CORPORATION

Industrial Products Segment
ChemFree Corporation – ChemFree, our largest subsidiary in terms of revenue, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter with microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the cleaning process and the SmartWasher® system is completely self-cleaning. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale. ChemFree has numerous U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets. As the leader in bio-remediating parts washers, ChemFree seeks to continually bring new product enhancements, formulations and features to the market. Recently ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program. To date, OzzyJuice® is the only bio-remediating parts washing fluid to be so recognized.
ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors, NAPA, represented 12 percent and 13 percent of our consolidated revenue in 2010 and 2009, respectively. Part of ChemFree’s revenue is derived from lease contracts under which ChemFree provides SmartWasher® machines and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.
ChemFree also sells to large volume corporate customers on a direct basis rather than through its distributor network. One such corporate customer, Cintas Corporation, accounted for 32 percent and 35 percent of our consolidated revenue in 2010 and 2009. Cintas buys machines and consumables from ChemFree and provides them to its lease customers in conjunction with regular visits by its service teams to change filters and replenish fluids. In 2010, a lease with services program was successfully launched in Australia by another ChemFree customer and several other initiatives are being explored with customers in other international markets. These international markets are individually much smaller than the U.S. domestic market. ChemFree is also piloting a program in one U.S. city to provide leased machines with a regular service component on a direct basis. If successful, the program could be expanded to other cities where there is an unmet demand for such a service offering.
ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. Specifically,
•
The SmartWasher system is available in a variety of model sizes and features to meet specific customer needs and all models incorporate ChemFree’s bio-remediating system, employing a heater, recirculating pump, proprietary aqueous based de-greasing fluid and microbe impregnated filter. Compared to solvent-based systems, these features make the SmartWasher® system safer, non-flammable and non-caustic to users and do not require expensive contracts to haul and dispose of regulated materials.

•
ChemFree’s products have a positive environmental impact because, unlike solvent-based systems, they provide necessary cleaning functions to users without using or generating hazardous chemicals or by-products. As noted above, recently ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program, the only bio-remediating parts washing fluid to be so recognized to date.

•
Unlike solvent-based systems, the SmartWasher® system does not expose workers to harmful, irritating chemicals. ChemFree’s fluid is non-flammable, non-caustic and produces no VOC emissions, thus reducing the likelihood of fire and enhancing the safety and health of workers and the workplaces in which parts washers are used.

•
The SmartWasher® bio-remediation process uses microbes to break down grease, oil and other harmful contaminants into harmless carbon dioxide and water. Since the SmartWasher® system does not generate hazardous substances that are subject to strict environmental regulations, users of the SmartWasher® system eliminate their “cradle to grave” liability and the costs associated with solvent-based systems to comply with regulations for properly manifesting, recordkeeping, hauling and disposing of hazardous substances.

•
Customer feedback as well as market acceptance and repeat orders over a ten year period indicate that the SmartWasher® system cleans as quickly and effectively as solvent-based systems, while providing the additional advantages of positive environmental, health and safety features.

INTELLIGENT SYSTEMS CORPORATION

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
In certain state and foreign jurisdictions, ChemFree is required to submit documentation and obtain government approval to sell products that contain biological components (i.e. the microorganisms used in bio-remediation). ChemFree has not experienced any difficulty or delay in obtaining such approvals and presently does not anticipate any changes to such regulations that would create an obstacle to its business. ChemFree’s cost of compliance with environmental laws is minimal as ChemFree’s products do not generate any regulated substances. This fact provides a competitive advantage for ChemFree products over solvent-based products, which subject their users to significant environmental regulation, compliance costs and potential liability.
Customer and warranty service, typically covering a one-year period, generally consists of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers. ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia. ChemFree blends its proprietary fluid at its facility in Norcross, Georgia and at third party facilities in certain international markets under non-exclusive blending arrangements. While it is possible to acquire most raw material parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds. One sub-assembly and certain molded plastic parts have only single qualified suppliers presently and shortages or price increases associated with such sole-source suppliers could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold. ChemFree has from time to time experienced limited shortages of a sole-sourced molded part that is included in one of its products, but this has not had and is not anticipated to have a material impact on its business due to the limited revenue and margin derived from such product. Recently we experienced some price increases for raw materials and subassemblies and expect that some general price inflation will continue for the foreseeable future; however, it is unclear how significant this will be. It is possible that ChemFree could increase its selling price of certain products to offset, at least in part, significant increases in the cost of materials.
Information Technology Products and Services Segment
CoreCard Software, Inc. — The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”). Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but do not sell products or services to third parties. Accordingly, this discussion describes the CoreCard business as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions (such as banks and credit unions), retailers and processors to manage their credit and debit card, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. The CoreCard® software solutions allow companies to issue various types of debit and credit cards as well as revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network associations.
Our software products are typically sold in competitive situations with relatively long sales and implementation cycles. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with total contract revenue typically ranging from $150,000 to over $1 million. We derive service revenue from implementation, customization, training and support services. In 2010, we began to offer boutique processing services (running on the CoreCard software platform) and derive monthly fees for providing processing services. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required, the timing of revenue recognition on software contracts is not generally predictable by us with any degree of certainty and may lead to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and profit or loss.
INTELLIGENT SYSTEMS CORPORATION

The CoreCard® proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:
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

The CoreCard® software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. For example, the CoreCard’® feature-rich, browser-based financial transaction processing software allows customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on low cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers benefit from a lower overall cost-of-ownership and scalability by simply adding additional servers as their card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, a web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries, features that support customer-defined pricing and payment terms and allows CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.
We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, all available either for in-house license, outsourced processing (Software as a Service or “SaaS”) or Platform as a Service (PaaS), at the customer’s option. CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the processing environment and transfer it in-house for customer controlled processing at a later date.
•	License — Typically CoreCard sells a software license to customers who then run CoreCard’s software system, configured for their unique requirements, at a customer controlled location.
•
SaaS — Recently CoreCard has expanded the ways customers can access or deploy its software and now offers processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer in a Software as a Service model.

•
PaaS — For customers who prefer greater customization and control of the processing environment, CoreCard offers its software, uniquely customized for the customer, hosted by CoreCard on customer owned equipment at the CoreCard data center, in a Platform as a Service offering.

CoreCard has set up its data processing center and disaster recovery site at secure third party locations and has received a certification of compliance with the Payment Card Industry (PCI) Data Security Standards, an important step in ensuring protection of all consumer data handled by the CoreCard processing system. CoreCard is presently implementing the necessary processes and controls to receive a SAS 70 audit report that can be relied on by its processing customers.
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
INTELLIGENT SYSTEMS CORPORATION

The CoreCard® software platform and modules include CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreSALES™, CoreAPP™ and CoreACQUIRE™. Using the same base transaction processing called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE is available in different versions tailored to the requirements for issuing Prepaid cards, Fleet cards, Bank cards or Private Label cards/accounts. In addition, CoreCard configures and/or customizes its base modules with additional or specific functionality to meet each customer’s requirements. The company has developed a comprehensive initial suite of products and has sold such products to customers in the Prepaid, Fleet, Private Label and Credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a solid and growing base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. Historically, most of the company’s software sales have resulted from prospects contacting CoreCard based on an online search, although the company plans to devote more extensive resources to sales and marketing activities in the future.
Typically, CoreCard licenses its software products for a one-time license fee or, in the case of its prepaid card software offering, for an initial set-up charge and a monthly fee based on number of accounts processed. It provides maintenance and support services under annual contracts, as well as professional services for customization, implementation, testing and training activities. Processing customers pay an implementation and setup fee and monthly service fees and enter into contracts with terms of three or more years. CoreCard sells its products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.
CoreCard does not need governmental approval for its products and services. However, CoreCard’s software products are used by customers to manage and process various credit, debit and prepaid card programs and there are a number of federal and state regulations governing the issuance of and the processing of financial transactions associated with such cards. CoreCard’s customers are required to comply with such regulations and, to the extent that customers depend on their licensed CoreCard software to manage and process their card accounts, the CoreCard® software features and functionality must allow customers to comply with the various governmental regulations. CoreCard continually evaluates applicable regulations and regularly upgrades and enhances its software to help its customers meet their obligations to comply with current and anticipated governmental regulations. As a part of CoreCard’s CoreProcessing services, CoreCard is responsible for providing processing services, including data and network security, which enable its customers to be in compliance with all applicable governmental regulations. Depending on the extent of changes in new governmental regulations, CoreCard may from time to time incur additional costs to modify its software to be compliant. CoreCard has no costs related to compliance with environmental laws.
We believe that the uncertainty and turmoil in the financial services sector of the domestic U.S. marketplace had a negative impact on buying decisions for potential customers in 2009 and 2010. The situation has impacted and may continue to impact the willingness and ability of banks and network associations (such as MasterCard or VISA) to approve new customer programs which could lower demand for our product and service offerings in the near-term.
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
INTELLIGENT SYSTEMS CORPORATION

Minority-Owned Partner Companies
A common thread in our corporate efforts is bringing new applications of technologies to business markets. Thus, one element of our business model is being proactive in identifying emerging technologies, markets, or companies that may advance our interests. Accordingly, we seek to identify companies that we believe are involved in promising technologies or markets with good growth potential. From time to time, we have acquired an investment in such companies and may continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. We are often actively involved in helping the companies develop and implement their business plans. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a technology company offering its software as a service (SaaS) to help companies manage their purchases and expenses associated with consumable supplies (such as printer supplies, cleaning chemicals, cell phone programs, marketing materials, etc.) through a personalized online store that includes only those products and vendors that each CoreXpand customer has approved. Vendors of supplies also use CoreXpand’s SaaS solution to provide convenient e-commerce stores for their clients to view and order from their catalogs. CoreXpand is located in our Gwinnett Innovation Park.
Research and Development
We spent $2.2 million in each of the years ended December 31, 2010 and 2009 on company sponsored research and development. During the years ended December 31, 2010 and 2009, almost all of our consolidated research and development expense related to our CoreCard subsidiary, with the balance spent for research at ChemFree. In the past two years, we significantly increased the number of employees in our offshore operations in India for software development and testing for our Information Technology Products and Services segment, at a lower cost per employee than the domestic workforce.
Patents, Trademarks and Trade Secrets
Our ChemFree subsidiary has 11 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bio-remediation used in the SmartWasher® system. The patents generally expire in 2014. ChemFree considers these patents as one component of its overall business strategy. In addition, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has one U.S. patent covering aspects of its core software engine. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions numerous trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreFRAUD™ and others.
Personnel
As of February 28, 2011, we had 234 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries). Of these, 189 are involved in software development, testing and operations; 37 in manufacturing operations; and 8 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.
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
At February 28, 2011, we have a lease covering approximately 61,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease was renewed on June 1, 2009 for a three year term ending May 31, 2012. Approximately 9 percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our business incubator. We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries. We believe our facilities are adequate for the foreseeable future. We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS
ChemFree Patent Matter — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The trial took place during the week of July 13, 2009. On June 18, 2010, the judge issued his preliminary Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. On July 6, 2010, ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed on July 23, 2010 by the filing of a Second Motion for Additional Findings and Conclusions. In an unusual turn of events, in October 2010, the judge hearing the case was arrested by the Federal Bureau of Investigation on criminal charges, subsequently resigned and ChemFree’s case was reassigned to a new judge. A hearing with the new judge was held on February 11, 2011 and the parties have submitted various additional filings for the judge’s consideration. We cannot be certain when the case will finally be disposed of or what the ultimate resolution will be.
VISaer — IBS Claims — As previously disclosed, on April 15, 2010, IBS Technics (“IBS”) and IBS’s parent company, IBS Software Services Americas, Inc. (“IBS Parent”) asserted a claim against us and our subsidiaries, VISaer, Inc. and VISaer (UK) Ltd. (collectively “VISaer”) demanding indemnification for damages purportedly resulting from a breach of certain representations and warranties in the Asset Purchase Agreement entered into between the parties on April 4, 2008 (the “APA”), pursuant to which IBS had acquired certain assets and the operations of our VISaer subsidiaries. The APA obligated IBS to make earnout payments which included certain minimum guaranteed amounts to VISaer totaling $1,500,000 in three equal annual installments as additional purchase price. On September 8, 2010, VISaer filed a demand for arbitration against IBS and IBS Parent seeking payment of a past due earnout payment of $500,000 owed under the APA. On October 11, 2010, IBS and IBS Parent served a counterclaim seeking alleged damages of approximately $2.5 million, in addition to interest, costs and attorneys’ fees based on their claim for indemnification.
On January 25, 2011, the parties entered into a Settlement Agreement and Mutual Release (the “Agreement”) settling all claims and counterclaims. The terms of the Agreement required IBS to pay us a total of $1,100,000, payable in installments of $600,000 on or before February 21, 2011, $250,000 on or before January 21, 2012, and $250,000 on or before January 21, 2013. These payments, which are guaranteed by IBS Parent, will constitute full satisfaction of IBS’s obligation for earnout payments under the APA. Management determined that, notwithstanding the reduction in the amount of earnout payments due, the Agreement was in the best interests of the company and a reasonable way to resolve this matter, taking into consideration the anticipated time, expense, diversion of resources and uncertain outcome of a lengthy arbitration process. During the quarter ended December 31, 2010, we wrote down the value of the note receivable as explained in more detail in Note 2 to the Consolidated Financial Statements. On February 11, 2011, IBS paid the initial installment of $600,000 to the company.
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

	2010		2009
Year Ended December 31,	High	Low	High	Low
1st Quarter	$1.38	$0.94	$1.50	$0.55
2nd Quarter	1.33	0.91	0.95	0.55
3rd Quarter	1.35	0.98	1.51	0.70
4th Quarter	1.85	0.98	2.39	0.90
We had 306 shareholders of record as of February 28, 2011. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 5 to the Consolidated Financial Statements.
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
Repurchases of Securities
The company did not repurchase any of its shares of common stock during the fourth quarter of 2010.
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
Revenue Recognition — Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue related to our software products consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance, customer support and processing services.
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling our parts washers, we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease. Beginning in 2009, we recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of the shipping and handling to customers as a component of cost of revenue.
Our software arrangements generally fall into one of the following four categories:
•
an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter (typically three months),

•	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract,
•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

•
contracts for certain software products and processing services that involve an initial fee plus recurring monthly fees for software usage, maintenance and support, for which the total fees are recognized ratably over the estimated term of the contract.

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policies for each of the situations described above is discussed below.
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
Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognized at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining. We account for the PCS element contained in the initial contract based on vendor-specific objective evidence of fair value which are annual renewal fees and PCS is recognized ratably on a straight-line basis over the period specified in the contract. Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
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
For contracts for licensed software and for processing services which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight line basis over the estimated life of the contract.
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
At December 31, 2010, the carrying value of intangibles of $177,000 relates solely to the ChemFree patents.
INTELLIGENT SYSTEMS CORPORATION

Overview
We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists of fees for implementation, consulting, customization, training, processing services, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
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

Frequently, we recognize consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit on an annual basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete its product offerings and the deferral of revenue recognition until such products are delivered to customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of our expense is related to personnel. We continually evaluate and strive to balance our financial resources with the resources required to complete products under development and support our customers. For these and other reasons, our operating profits or losses may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.
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
Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 2 to the Consolidated Financial Statements, we sold our former VISaer business in April 2008 and have accounted for the VISaer business as Discontinued Operations in the Consolidated Financial Statements for both 2010 and 2009. Accordingly, management’s discussion of the results of operations does not include the VISaer operations in the discussion of continuing operations for either period presented.
2010 Compared to 2009
In 2010, results were essentially in line with our expectations. ChemFree achieved revenue growth of 15 percent compared to 2009 and careful management of costs and inventory levels combined with lower legal costs resulted in a solidly profitable year for ChemFree. We anticipate that ChemFree will continue to be consistently profitable in the foreseeable future as it focuses on maintaining current revenue levels pending a more robust recovery in the markets it serves. CoreCard licenses its software to customers in the financial services industry which has been experiencing a changing regulatory environment and some global instability. We believe this has had and may continue to have some impact on CoreCard’s revenue and prospects for new customers (such as issuers and processors of credit and prepaid cards) in the foreseeable future as companies postpone software purchases and implementations or encounter reluctance by financial institutions to act as sponsor banks for prospective customers. We are carefully monitoring the evolving dynamics in our markets as we gradually add new resources, products, infrastructure and marketing activities to support existing customers and to continue to add new customers.
INTELLIGENT SYSTEMS CORPORATION

Revenue — Total consolidated revenue for the year ended December 31, 2010 was $15.4 million, an increase of 20 percent compared to $12.9 million for the prior year. Revenue in 2010 from product sales was $13.3 million, an increase of 17 percent compared to 2009 and revenue from services rose by 39 percent in 2010 to $2.2 million.
Product revenue includes sales and leases of SmartWasher® machines and consumable supplies by our ChemFree subsidiary in the Industrial Products segment as well as software licenses by our CoreCard Software subsidiary in the Information Technology Products and Services segment.
•
In 2010, total product revenue was $13.3 million compared to $11.3 million in 2009. In both 2010 and 2009, over 90 percent of total product revenue is derived from sales of products in the Industrial Products segment and the balance is license revenue generated by the Information Technology and Services segment. ChemFree experienced a 9 percent year-over-year increase in domestic revenue due to an increase in the number of Smartwasher® units sold as well as an increase in the volume of consumable supplies (fluid and filters) sold to its installed base of new and existing users. In addition, revenue from customers that lease SmartWasher® machines rose two percent in 2010 as compared to 2009.

•
Product revenue from ChemFree’s international sales increased by 69 percent in 2010 compared to 2009. The increase in the number of machines and consumables sold reflects stronger demand in our European markets as well as a new initiative in Australia in which our distributor network combines a regular service component with machines that their customers lease from them. This is similar to a successful sales model employed by ChemFree’s largest domestic customer.

•
License revenue generated by the Information Technology Products and Services segment grew by approximately 52 percent in 2010, although it represents less than 10 percent of total product revenue. Revenue recognized in a given period reflects both the number of new software implementations completed as well as the contract value of completed contracts. Our contract values range from $150,000 to over $1.0 million depending on the scope and type of software licensed. In 2010, the number and value of the contracts completed was higher than in 2009. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition. With mission-critical, complex software systems such as those sold by CoreCard, customer requirements, available resources and testing cycles may increase the scope and length of time to complete the project beyond the original schedule.

Service revenue generated by our Information Technology Products and Services segment increased by 39 percent to $2.2 million in 2010 as compared to 2009. This year-to-year increase reflects more professional services projects that were completed for customers in 2010 and more maintenance revenue associated with a growing installed base of customers that pay for maintenance and technical support. We expect that professional services revenue will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.
Cost of Revenue — Total cost of revenue was $8.1 million (52 percent of total revenue) in 2010 compared to $6.8 million (53 percent of total revenue) in 2009.
•
Cost of product revenue in 2010 was $7.0 million (53 percent of total product revenue) as compared to $5.8 million (51 percent of total product revenue) in 2009. The change between periods primarily reflects a change in product mix in the Industrial Products with a larger percentage of revenue derived from SmartWasher machine in 2010 compared to 2009. Machines have a relatively higher cost of material than do consumable supplies, resulting in the 2 percent year-to-year increase in cost of product revenue as a percentage of product revenue.

•
Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $1.1 million (51 percent of service revenue) in 2010 as compared to $984,000 (64 percent of service revenue) in 2009. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the cost of service revenue. The cost to provide annual maintenance and support services as a percentage of service revenue has declined as CoreCard’s installed base of customers with maintenance contracts has increased, since certain costs are spread across a larger maintenance revenue base. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of U.S. and offshore employees working on the project. In 2010, our cost of delivering professional services benefited from a larger percentage of offshore employees being assigned to such projects.

INTELLIGENT SYSTEMS CORPORATION

Operating Expenses — Total consolidated operating expenses were 3 percent lower in 2010 than in 2009, despite a 20 percent increase in revenue. At the beginning of 2009, we implemented company-wide headcount reductions and pay cuts. These actions and the associated reductions in personnel-related and travel expenses resulted in substantial cost savings which are reflected in the 2009 numbers. While the pay and benefit cuts were restored by the end of 2009, the company has continued to carefully manage expenses. General and administrative expenses declined by 14 percent ($472,000) in 2010 as compared to 2009, principally reflecting the net effect of lower legal expenses offset in part by higher bonuses earned at the ChemFree subsidiary. Marketing expenses increased 12 percent ($235,000) in 2010 as compared to 2009 reflecting increases in payroll and benefit costs, sales-related commissions and customer support activities related to the significant growth in ChemFree’s sales in 2010. Consolidated research and development expense was essentially the same in 2010 as in 2009.
Operating Income (Loss) — We recorded income from operations of $226,000 in 2010 compared to a loss from operations of $1.3 million in 2009. These results reflect significantly greater profits generated by our ChemFree subsidiary and improved performance at our CoreCard subsidiary.
Interest Income (Expense), net — We had net interest income of $80,000 in 2010 and $87,000 in 2009. The difference between periods reflects primarily the net effect of fluctuations in the amount of our interest bearing cash deposits as well as no bank borrowings in 2010.
Equity Earnings (Losses) of Affiliate Company — We recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. In 2010 we recorded $41,000 in net equity losses of the affiliate compared to $9,000 in net equity income in 2009. The change between periods reflects a decline in profitability of the affiliate company due to expenses for new marketing and sales initiatives in 2010.
Income Taxes — In 2010, we recorded $130,000 for state income tax expense, including an expense of $76,000 recorded in connection with uncertain tax positions. Income tax expense in 2009 reflects several miscellaneous state income taxes.
Discontinued Operations
Loss on Sale of Discontinued Operations — As explained in more detail in Note 2 to the Consolidated Financial Statements, in 2010 we wrote down the carrying value of a note receivable from the buyer of the assets of our VISaer business and reduced a related note payable. The net effect was $345,000 which was recorded as a loss on sale of discontinued operations in the fourth quarter of 2010. The amount recorded in 2009 reflects the currency translation adjustment component attributable to the foreign operations of our VISaer subsidiaries that have been liquidated in substance. When those operations were wound down in 2009, the currency translation component associated with the VISaer foreign entities was removed from accumulated other comprehensive loss and reported as a non-cash expense of $42,000 in 2009.
Liquidity and Capital Resources
Our cash balance at December 31, 2010 was $3.0 million compared to a cash balance of $2.8 million at December 31, 2009. Our ChemFree operations generated significant positive cash flow during 2010 which offset the cash used for expenses of the corporate office as well as CoreCard and its international software development and testing operations in 2010. We generated $581,000 net cash from operations. Working capital changes included:
•	an increase in accounts receivable of $547,000 due mainly to higher balances at our international distribution partners
•	a reduction in inventory levels of $131,000 through improved inventory management
•
an increase in deferred revenue of $318,000 representing the net effect of billings on new in-process contracts offset in part by the recognition of revenue on contracts completed in 2010, on which milestone payments had been carried as deferred revenue at the end of December 31, 2009

•	a decrease in accounts payable of $254,000 due to faster payment to take advantage of discounts offered by certain vendors and lower inventory purchases
•	an increase in accrued payroll of $127,000 representing mainly bonuses earned by the ChemFree management team in 2010 that will be paid in the first quarter of 2011
INTELLIGENT SYSTEMS CORPORATION

We used $349,000 for capital equipment expenditures including equipment for our expanding work force in India, a mold for certain parts washer components at ChemFree and a disaster recovery site for CoreCard’s new processing initiative. We also used $116,000 to pay off in full a term loan related to a capital equipment purchase in a prior period.
We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2010 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. In 2010, we did not have any borrowings under the bank line of credit. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2011, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit and if we have cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.
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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•
Further weakness in the global financial markets could have a negative impact on CoreCard due to potential customers (most of whom are financial institutions or services firms) delaying purchase or implementation decisions.

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

•
One of ChemFree’s customers represented approximately 32 percent of our consolidated revenue in 2010 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

•
It is unclear whether the activity in the ChemFree legal action described in Item 3 will have any impact on our ChemFree subsidiary in the foreseeable future but if the finding of invalidity of certain of ChemFree’s patents is sustained in the judge’s final ruling, it could result in increased competition in the marketplace and greater price pressure and lower margins, thus potentially impacting sales, profits and projected cash flows. In addition, it is possible that a negative ruling could affect management’s estimate of future cash flows related to the patents. This could result in a write down of some or all of the unamortized carrying value of the patents, which was $177,000 as of December 31, 2010.

INTELLIGENT SYSTEMS CORPORATION

•	Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders.
•
Anticipated increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs.

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

•
Increasing and changing government regulations in the United States and foreign countries related to such issues as data privacy, financial and credit transactions could require changes to our products and services which could increase our costs and could affect our existing customer relationships or prevent us from getting new customers.

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
Recent Accounting Pronouncements
We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS
The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 7 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
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
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. At of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and the procedures are effective at that reasonable assurance level.
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
(c) Management’s report on internal control over financial reporting
The management of Intelligent Systems Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The company maintains accounting and internal control systems which are intended to provide reasonable assurance that the assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.
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
The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework.
Based on our evaluation management believes that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit smaller reporting companies such as our company to provide only management’s report in the Annual Report.
INTELLIGENT SYSTEMS CORPORATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Executive Officers” in our Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as a director and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 — The Election of One Director — Nominee” and “Proposal 1 — The Election of One Director — Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.
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

ITEM 11.	EXECUTIVE COMPENSATION
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the amount of securities authorized for issuance under the equity compensation plans as of December 31, 2010.
Securities Authorized for Issuance Under Equity Compensation Plans

			(c) Number of securities
			remaining available for future
	(a) Number of securities to be	(b) Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options, warrants	outstanding options,	(excluding securities
Plan category	and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	80,000	$1.51	350,000
Equity compensation plans not approved by security holders	114,000	$2.54	60,000

Total	194,000	$2.12	410,000
INTELLIGENT SYSTEMS CORPORATION

The company instituted its 1991 Stock Incentive Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001. Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). Up to 200,000 shares of common stock may be issued under the Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. The Director Plan expired in 2010. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2010 or 2009. Twelve thousand (12,000) options were granted under the Director Plan in both 2010 and 2009 and 51,000 options expired unexercised in 2010. Non-qualified stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.
Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our $0.01 par value common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ending December 31, 2010 and 2009, we paid ISC Properties, LLC $465,000 in rent. We have determined that ISC Properties, LLC is not a variable interest entity.
Please refer to the subsection entitled “Proposal 1 — The Election of One Director — Nominee” in the Proxy Statement referred to in Item 10 for information regarding the independence of the company’s directors. This information is incorporated into this Item 13 by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Please refer to the subsection entitled “Independent Registered Public Accountants” in the Proxy Statement referred to in Item 10 for information about the fees paid to and services performed by our independent public accountants. This information is incorporated into this Item 14 by reference.
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

3(i)	Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010 (Incorporated by reference to Exhibit 3(i) of the Registrant’s Form 10-K for the year ended December 31, 2010.)

3(ii)	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Lease Agreement dated June 1, 2004, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-K for the year ended December 31, 2004.)

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
INTELLIGENT SYSTEMS CORPORATION

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

10.10
Ninth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 28, 2010. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2010.)

10.11	Settlement and Mutual Release Agreement among IBS Technics, Inc., IBS Software Services Americas, Inc., Intelligent Systems Corporation, VISaer (UK) Limited and VISaer, Inc. dated January 25, 2011.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Habif, Arogeti & Wynne, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
INTELLIGENT SYSTEMS CORPORATION

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: March 22, 2011	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2011

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 22, 2011

/s/ James V. Napier James V. Napier	Director	March 22, 2011

/s/ John B. Peatman John B. Peatman	Director	March 22, 2011

/s/ Parker H. Petit Parker H. Petit	Director	March 22, 2011
INTELLIGENT SYSTEMS CORPORATION

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS
The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:
Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Intelligent Systems Corporation
We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 22, 2011

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

As of December 31,	2010	2009
ASSETS
Current assets:
Cash	$2,942	$2,795
Accounts receivable, net	2,227	1,680
Notes and interest receivable, current portion	600	492
Inventories, net	833	964
Other current assets	404	399

Total current assets	7,006	6,330

Investments	1,286	1,219
Notes and interest receivable, net of current portion	473	1,006
Property and equipment, at cost less accumulated depreciation	1,149	1,256
Patents, net	177	223

Total assets	$10,091	$10,034

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322	$576
Deferred revenue, current portion	1,604	1,265
Accrued payroll	550	423
Accrued expenses	640	565
Other current liabilities	307	406

Total current liabilities	3,423	3,235

Deferred revenue, net of current portion	70	90
Other long-term liabilities	137	100
Commitments and contingencies (Note 7)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at December 31, 2010 and 2009	90	90
Additional paid-in capital	21,418	21,410
Accumulated other comprehensive income (loss)	3	(28)
Accumulated deficit	(16,566)	(16,379)

Total Intelligent Systems Corporation stockholders’ equity	4,945	5,093
Non-controlling interest	1,516	1,516

Total stockholders’ equity	6,461	6,609

Total liabilities and stockholders’ equity	$10,091	$10,034

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2010	2009
Revenue
Products	$13,290	$11,319
Services	2,153	1,547

Total net revenue	15,443	12,866

Cost of revenue
Products	6,961	5,785
Services	1,116	984

Total cost of revenue	8,077	6,769

Expenses
Marketing	2,158	1,923
General and administrative	2,801	3,273
Research and development	2,181	2,180

Income (loss) from operations	226	(1,279)

Other income (expense)
Interest income, net	80	87
Equity in income (loss) of affiliate company	(41)	9
Other income, net	23	21

Income (loss) from continuing operations before taxes	288	(1,162)
Income taxes	130	9

Income (loss) from continuing operations	158	(1,171)
Loss on sale of discontinued operations, net of taxes	(345)	(42)

Net loss	$(187)	$(1,213)

Income (loss) per share from continuing operations:
Basic	$0.02	$(0.18)
Diluted	0.02	(0.18)
Loss per share from discontinued operations:
Basic and diluted	(0.04)	(0.01)

Net loss per share:
Basic and diluted	$(0.02)	$(0.19)

Basic weighted average common shares outstanding	8,958,028	6,345,270
Diluted weighted average common shares outstanding	8,958,028	6,345,270
The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share amounts)

	Year Ended December 31,
	2010	2009
STOCKHOLDERS’ EQUITY
Common stock, number of shares, beginning of year	8,958,028	4,478,971
Additions during year	—	4,479,057

End of year	8,958,028	8,958,028

Common stock, amount, beginning of year	$90	$45
Additions during year	—	45

End of year	90	90

Additional paid-in capital, beginning of year	21,410	18,457
Additions during year	8	2,953

End of year	21,418	21,410

Accumulated other comprehensive loss, beginning of year	(28)	(92)
Foreign currency translation adjustment	31	64

End of year	3	(28)

Accumulated deficit, beginning of year	(16,379)	(15,166)
Net loss	(187)	(1,213)

End of year	(16,566)	(16,379)

Non-controlling interest, beginning and end of year	1,516	1,516

Total stockholders’ equity	$6,461	$6,609

COMPREHENSIVE LOSS
Net loss	$(187)	$(1,213)
Other comprehensive income:
Foreign currency translation adjustments	31	64

Total comprehensive loss	$(156)	$(1,149)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(187)	$(1,213)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	502	552
Stock-based compensation expense	8	11
Loss on sale of discontinued operations	344	42
Non-cash interest income	(63)	(72)
Equity in (income) loss of affiliate company	41	(9)
Changes in operating assets and liabilities, net of effect of sale of discontinued operations
Accounts receivable, net	(547)	(110)
Accrued interest receivable	—	2
Inventories, net	131	87
Other current assets	(5)	(119)
Accounts payable	(254)	(346)
Accrued payroll	127	(75)
Deferred revenue, current portion	339	282
Accrued expenses	75	(56)
Other current liabilities	1	(58)
Deferred revenue, net of current portion	(20)	90
Other long term liabilities	89	57

Net cash provided by (used by) operating activities	581	(935)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	—	352
Advances under note receivable	—	(100)
Purchases of property and equipment	(349)	(179)

Net cash provided by (used by) investing activities	(349)	73

FINANCING ACTIVITIES:
Borrowings under line of credit	—	335
Repayments made on line of credit	—	(660)
Payments on notes payable	(116)	(99)
Proceeds from rights offering	—	2,986

Net cash provided by (used by) financing activities	(116)	2,562

Effects of exchange rate changes on cash	31	21

Net increase in cash	147	1,721
Cash at beginning of year	2,795	1,074

Cash at end of year	$2,942	$2,795

NON-CASH INVESTING ACTIVITIES:
Conversion of note receivable to investment	$108	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3	$29

Cash paid for income taxes	$52	$8

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
Nature of Operations — We are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in the Information Technology Products and Services segment include development and sales of software licenses and related processing and professional services as well as software maintenance and support by our CoreCard Software subsidiary. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 14. Included in discontinued operations are the operations of our subsidiary, VISaer, Inc., a company engaged in the development and sales of software products and services, which business and operating assets were sold effective April 15, 2008. Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.
Use of Estimates — In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation of our investments, depreciation and amortization expense, accrued expenses and deferred income taxes.
Translation of Foreign Currencies — We consider that the respective local currencies are the functional currencies for our foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are accumulated as accumulated other comprehensive gain or loss as a separate component of stockholders’ equity. Upon sale of an investment in a foreign operation, the currency translation adjustment component attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of gain or loss on sale of discontinued operations.
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
Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2010 is adequate. Refer to Note 4. However, actual write-offs might exceed the recorded allowance.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Inventories — We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories, net of allowances of $61,000 and $58,000 at December 31, 2010 and 2009, respectively, is as follows:

(in thousands)	2010	2009
Raw materials	$720	$814
Finished goods	113	150

Total inventories	$833	$964

Property and Equipment — Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2010 and 2009, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3 – 5
Furniture and fixtures	5 – 7
Leasehold improvements	1 – 5
Building	39
The cost of each major class of property and equipment at December 31, 2010 and 2009 is as follows:

(in thousands)	2010	2009
Machinery and equipment	$3,275	$3,113
Furniture and fixtures	155	155
Leasehold improvements	277	262
Building	605	475

Subtotal	4,312	4,006
Accumulated depreciation	(3,163)	(2,750)

Property and equipment, net	$1,149	$1,256

Depreciation expense was $457,000 and $511,000 in 2010 and 2009, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products segment, where the component of depreciation expense that relates primarily to production activities and products leased to customers is included in cost of revenue.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Leased Equipment — In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2010 and 2009 was as follows:

(in thousands)	2010	2009
Cost of leased equipment	$924	$887
Accumulated depreciation	(746)	(623)

Carrying value of leased equipment	$178	$264

There was no contingent rental income under the leases. As of December 31, 2010 and 2009, the amount of future non-cancellable lease income was $580,000 and $0, respectively. The leased equipment assets are included in machinery and equipment on the company’s balance sheet at December 31, 2010 and 2009.
Investments — We account for investments under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment, for (i) entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. The aggregate value of investments accounted for by the equity method was $903,000 and $944,000 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the aggregate value of investments accounted for by the cost method was $383,000 and $275,000, respectively.
Patents — Patents are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of the patents may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2010 and 2009, no such impairment existed.
Patents, net, at December 31, 2010 and 2009 consisted of the following:

(in thousands)	2010	2009
Patents	$464	$464
Accumulated amortization	(287)	(241)

Patents, net	$177	$223

As of December 31, 2010, annual amortization expense for patents for the following years is expected to be:

(in thousands)
2011	$45
2012	45
2013	45
2014	42

Total amortization expense	$177

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of non-interest bearing notes receivable beyond one year have been discounted at a rate of 4% which approximates rates offered in the market for notes receivable with similar terms and conditions. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense.
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
Revenue Recognition — Product revenue consists of fees from software licenses and sales or leases of industrial products. Service revenue related to our software products consists of fees for implementation, consulting, training, customization, reimbursable expenses, maintenance, customer support and processing services.
We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling our parts washers, we may lease our equipment. For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease. Beginning in 2009, we recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of the shipping and handling to customers as a component of cost of revenue.
Our software arrangements generally fall into one of the following four categories:
•
an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter (typically three months),

•	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract,
•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

•
contracts for certain software products and processing services that involve an initial fee plus recurring monthly fees for software usage, maintenance and support, for which the total fees are recognized ratably over the estimated term of the contract.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policies for each of the situations described above are discussed below.
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
Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognized at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining. We account for the PCS element contained in the initial contract based on vendor-specific objective evidence of fair value, which are annual renewal fees, and PCS is recognized ratably on a straight-line basis over the period specified in the contract. Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.
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
For contracts for licensed software or processing services which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight line basis over the estimated life of the contract.
Revenue is recorded net of applicable sales tax.
Deferred Revenue — Deferred revenue consists of advance payments by software customers for annual PCS; advance payments from customers for software licenses and professional services not yet delivered; and payments by ChemFree lease customers that are billed in advance for leased equipment and supplies. We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.
Cost of Revenue — Cost of revenue for products includes direct material, direct labor, and production overhead for ChemFree products. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, and data center and compliance costs for processing services. For software contracts, we capitalize the contract specific direct costs, which are included in other current assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized.
Software Development Expense — Research and development costs are expensed in the period in which they are incurred. Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.
Warranty Costs — We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses at December 31, 2010 and 2009. At December 31, 2010 and 2009, the warranty accrual was $122,000 and $163,000, respectively.
Legal Expense — Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Research and Development — Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.
Stock Based Compensation — We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2010 and 2009 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $8,000 and $11,000 of stock-based compensation expense in the years ended December 31, 2010 and 2009, respectively.
In both 2010 and 2009, 12,000 options were granted pursuant to the Non-employee Directors Stock Option Plan. The fair value of each option granted in 2010 and 2009 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2010	2009
Risk free interest rate	0.3%	0.5%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	68%	56%
Under these assumptions, the weighted average fair value of options granted in 2010 and 2009 was $0.86 and $0.44 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2010 related to unvested options amounted to $9,000 and is expected to be recognized over 2011 and 2012.
Income Taxes — We utilize the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for net tax operating loss carryforwards.
We follow the provisions of Financial Accounting Standards Board accounting guidance on accounting for uncertain tax positions. Accordingly, assets and liabilities are recognized for a tax position, based solely on its technical merits that is believed to be more likely than not to be fully sustainable upon examination. Accrued interest relating to uncertain tax positions is recorded as a component of interest expense and penalties related to uncertain tax positions are recorded as a component of general and administrative expense.
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
Recent Accounting Pronouncements — We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.
2. DISCONTINUED OPERATIONS
Sale of VISaer Business — Effective April 16, 2008, the company and two subsidiaries, VISaer, Inc. and VISaer (U.K.) Limited (collectively, “VISaer”) completed the sale of substantially all the assets related to VISaer’s business pursuant to the terms of an asset purchase agreement (the “APA”) between IBS Technics, Inc. (“IBS Technics”), the company, and VISaer. IBS Technics is a subsidiary of IBS Software Services Americas, Inc., (“IBS Parent”) a software services company that had previously provided certain software development services to VISaer as an independent third party contractor. The purchase price consisted of $3,025,000 paid in cash at closing plus future earn-out and contingent payments to be paid over four years based on certain performance metrics of the VISaer business following the sale, with guaranteed minimum payments aggregating $1,500,000 in cash (discounted to a net present value of $1,261,000, net of a related liability), payable in three equal installments in 2010, 2011 and 2012). Based on the carrying value of the assets and liabilities transferred to IBS Technics and the estimated costs and expenses incurred in connection with the sale, we reported a gain on the sale transaction of $2,852,000 in 2008.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As previously disclosed, on April 15, 2010, IBS Technics and IBS Parent asserted a claim against the company and its VISaer subsidiaries, demanding indemnification for damages purportedly resulting from a breach of certain representations and warranties in the APA. The APA obligated IBS to make earn-out payments to VISaer totaling $1,500,000 as described above. On September 8, 2010, VISaer filed a demand for arbitration against IBS and IBS Parent with the American Arbitration Association seeking payment of a past due earn-out payment of $500,000 owed under the APA. On October 11, 2010, IBS and IBS Parent served a counterclaim seeking alleged damages of approximately $2.5 million, in addition to interest, costs and attorneys’ fees based on their claim for indemnification.
On January 25, 2011, the parties entered into a Settlement Agreement and Mutual Release (the “Agreement”) settling all claims and counterclaims. The terms of the Agreement provide that IBS will pay to the Company a total of $1,100,000, payable in installments of $600,000 on or before February 21, 2011, $250,000 on or before January 21, 2012, and $250,000 on or before January 21, 2013. These payments, which are guaranteed by IBS Parent, will constitute full satisfaction of IBS’s obligation for earnout payments under the APA.
Upon execution of the Agreement, management of the Company determined that, as a result thereof, the carrying value of the note receivable from IBS related to the earnout amount has been materially impaired. Accordingly, as of December 31, 2010, the company recorded an impairment charge of $388,000 to reduce the carrying value of the note receivable and recognized a reduction in a related liability of $43,000 owed to a former VISaer shareholder, resulting in a net impact of $345,000 in the quarter ended December 31, 2010. Such amount is reported as a loss from discontinued operations in the Consolidated Financial Statements for the year ended December 31, 2010. There are no future cash expenditures related to the impairment. As of December 31, 2010, the carrying value of the note receivable is $1,073,000 (net of a discount of $28,000), of which $600,000 is included in notes and interest receivable, current portion. The first installment of $600,000 was paid to us on February 11, 2011. As of December 31, 2010, the carrying value of the related amount owed to the former VISaer shareholder is $103,000 (net of a discount of $4,000), of which $56,000 is included in other current liabilities.
3. INVESTMENTS
At December 31, 2010 and 2009, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments. At December 31, 2010, the carrying value of our investment in NKD Enterprises, LLC, exceeded our portion of the net assets of NKD Enterprises, LLC by approximately $162,000 which is considered to be goodwill and is not being amortized.

At December 31,	Carrying Value
(in thousands)	2010	2009
NKD Enterprises, LLC	$903	$944
The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2010	2009
Revenues	$1,764	$1,857
Operating income (loss)	(160)	22
Net income (loss)	(160)	36

As of and for the year ended December 31,
(in thousands)	2010	2009
Current assets	$146	$274
Non-current assets	3,025	3,024
Current liabilities	270	238
Stockholders’ equity	2,901	3,060

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
4. ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND CUSTOMER CONCENTRATIONS
At December 31, 2010 and 2009, our allowance for doubtful accounts amounted to $8,000 and $10,000, respectively. Net charges against the allowance for doubtful accounts were $2,000 and $14,000 in 2010 and 2009, respectively.
The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer for any period in which such customer represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2010	2009	2010	2009
ChemFree
Customer A	12%	13%	12%	18%
Customer B	7%	6%	26%	6%
Customer C	32%	35%	13%	18%
Customer D	10%	12%	14%	20%
CoreCard
Customer E	—	2%	—	18%
5. SHORT-TERM BORROWINGS
Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2010	2009
Maximum outstanding (month-end)	$—	$437
Outstanding at year end	—	—
Interest rate at year end	6.5%	6.75%
Average interest rate	6.5%	6.75%
We established a working capital credit facility with a bank in October 2003 and have renewed the line annually with the most recent renewal effective June 28, 2010. The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.5%, is secured by all of our assets and those of our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2011. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At December 31, 2010, our borrowing base calculation resulted in availability of the full $1,250,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the Chief Executive Officer and Chief Financial Officer of the Company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case. Furthermore, the terms of the loan renewal contain a covenant requiring the company to maintain a minimum tangible net worth (as defined in the Loan Agreement) of various calculated amounts at the end of each calendar quarter. At December 31, 2010, we were in compliance with all covenants.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
On July 25, 2007, our ChemFree subsidiary entered into a financing arrangement with a bank to borrow up to $300,000 to finance the purchase of a new accounting system. The terms of the arrangement provided that ChemFree could draw down up to $300,000 and pay interest only on the outstanding balance until February 24, 2008, at which time repayment of the $300,000 principal amount and interest converted to a term loan with 36 equal monthly payments of principal and interest of $9,393. The interest rate was fixed at 7.95 percent and the loan was secured by assets of ChemFree and guaranteed by Intelligent Systems Corporation. The loan was repaid in full in May 2010.
6. INCOME TAXES
The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2010	2009
Current	$54	$9
Provision for uncertain tax positions	76	—

Total	$130	$9

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2010	2009
Statutory rate	35%	(35%)
Change in valuation allowance	(35%)	35%
Other — state	45%	1%

Effective rate	45%	1%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2010	2009
Deferred tax assets:
Federal, state and foreign loss carryforwards	$6,736	$6,364
Capitalized research and development	1,870	2,428
Deferred revenue	(375)	(461)
Federal and state tax credits	2,135	2,135
Other	292	281

Total deferred tax asset	10,658	10,747
Less valuation allowance	(10,658)	(10,747)

Net deferred tax asset	$—	$—

Federal and state tax credits of $2.1 million included in the above table expire at various dates between 2012 and 2030.
We have a deferred tax asset of approximately $10.7 million at December 31, 2010 and $10.7 million at December 31, 2009. The deferred tax asset has been offset by a valuation allowance in 2010 and 2009 of $10.7 million and $10.7 million, respectively; because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2010	2009
2012	$1,038	$1,038
2019	2,901	2,901
2021	1,184	1,184
2022	1,083	1,083
2023	1,778	1,778
Thereafter	11,264	10,198

Total	$19,248	$18,182

Of the net operating losses detailed above, $12.3 million are related to net operating losses that VISaer and CoreCard incurred prior to their acquisition by the company. These net operating losses are subject to Separate Return Limitation Year rules and may be restricted under IRC Section 382 to be utilized by the company. These net operating loss carryforwards begin to expire in years 2012 through 2030.
We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of December 31, 2010 and 2009, the company has recorded a liability of $90,000 and $0, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $15,000 of interest and penalties. As of December 31, 2010, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.
Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the year ended December 31, 2010, we recognized $7,000 in interest expense and $8,000 in penalties related to the uncertain tax positions. No interest or penalties were recognized in 2009.
We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. Our VISaer subsidiary filed a separate U.S. federal income tax return prior to April 1, 2008. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2006.
7. COMMITMENTS AND CONTINGENCIES
Leases — We have a noncancellable operating lease expiring in May 2012. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2011	$465
2012	194

Total minimum lease payments	$659

The above future minimum lease payments are payable to a related party. See Note 10 for further discussion.
Rental expense for leased facilities and equipment related to continuing operations amounted to $465,000 in each of the years ended December 31, 2010 and 2009. Non-affiliated companies sublease space from the company. For the years ended December 31, 2010 and 2009, we received $53,000 and $79,000, respectively, in sublease rental income which reduced the company’s rental expense during these years.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
Legal Matters — ChemFree Patent Matter - In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The trial took place during the week of July 13, 2009. On June 18, 2010, the judge issued his preliminary Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. On July 6, 2010, ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed on July 23, 2010 by the filing of a Second Motion for Additional Findings and Conclusions. In an unusual turn of events, in October 2010, the judge hearing the case was arrested by the Federal Bureau of Investigation on criminal charges, subsequently resigned and ChemFree’s case was reassigned to a new judge. A hearing with the new judge was held on February 11, 2011 and the parties have submitted various additional filings for the judge’s consideration. We cannot be certain when the case will finally be disposed of or what the ultimate resolution will be.
From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is presently management’s opinion that none of these other matters will have a material adverse impact on our consolidated financial position or results of operations.
8. POST-RETIREMENT BENEFITS
Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. At December 31, 2010 and 2009, we have accrued $150,000 in other current liabilities in the Consolidated Balance Sheets for future payments under the plan.
9. DEFINED CONTRIBUTION PLANS
We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $37,000 and $6,000 in 2010 and 2009, respectively. We suspended the matching contributions for eight months in 2009 but resumed matching contributions in September 2009.
10. RELATED PARTY TRANSACTION
The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In each of the years ended December 31, 2010 and 2009, we paid rent of $465,000 to ISC Properties, LLC. We have determined that ISC Properties, LLC is not a variable interest entity.
11. STOCKHOLDERS’ EQUITY
We have authorized 20,000,000 shares of common stock, $0.01 par value per share, and 2,000,000 shares of Series A preferred stock, $0.10 par value per share. No shares of preferred stock have been issued. The Board of Directors has authorized stock repurchases from time to time but no repurchases were authorized or made in 2010 or 2009 and there are no outstanding authorizations for repurchases.

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
On July 17, 2009, we completed a rights offering of common stock to our shareholders. Under the terms of the rights offering, we distributed at no charge to the holders of our common stock non-transferable rights to purchase shares of our common stock. We distributed one right for each share of common stock owned by such holder on the record date of June 17, 2009. Each right entitled the holder to purchase one share of our common stock at a subscription price of $.70 per share. Stockholders on the record date were also entitled to subscribe, subject to allotment among all subscribing stockholders, for additional shares not subscribed for by other stockholders. A registration statement relating to the rights offering filed with the Securities and Exchange Commission was declared effective on June 18, 2009. The rights offering commenced on June 18, 2009 and terminated on July 17, 2009. The company sold 4,479,014 new shares of common stock and received gross proceeds of $3,135,310, less expenses related to the transaction of $149,000, from the rights offering. Giving effect to the rights offering, we have 8,958,028 shares of common stock outstanding as of December 31, 2009 and 2010.
12. STOCK OPTION PLANS
We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. No options were granted under the 2003 Plan in the two years ended December 31, 2010. We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorizes the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. Stock options under all three plans are granted at an exercise price equal to fair market value on the date of grant. As of December 31, 2010, a total of 1,017,000 options under all three plans have been granted, 724,320 have been exercised, 98,680 have been cancelled, 176,000 are fully vested and exercisable and 18,000 are not vested. All options expire ten years from their respective dates of grant.
As of December 31, 2010, there was $9,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.5 years.
Stock option activity during the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Options outstanding at January 1	233,000	221,000
Options cancelled	(51,000)	—
Options granted	12,000	12,000

Options outstanding at December 31	194,000	233,000

Options available for grant at December 31	410,000	422,000

Options exercisable at December 31	176,000	215,000

Exercise price ranges per share:
Granted	$1.19	$0.69
Outstanding	$0.69 – $4.26	$0.69 – $4.26

Weighted average exercise price per share:
Granted	$1.19	$0.69
Outstanding at December 31	$2.12	$2.37
Exercisable at December 31	$2.23	$2.44

Intelligent Systems Corporation
Notes to Consolidated Financial Statements
The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2010.
Options Outstanding:

Range of	Number	Wgt. Avg. Contractual	Wgt. Avg.	Aggregate
Exercise Price	Outstanding	Life Remaining	Exercise Price	Intrinsic Value
$0.69 – $2.08	140,000	3.7 yrs	$1.52	$8,400
$2.96 – $4.26	54,000	3.6 yrs	$3.67	3,600

$0.69 – $4.26	194,000	3.7 yrs	$2.12	$12,000

Options Exercisable:

Range of	Number	Wgt. Avg. Contractual	Wgt. Avg.
Exercise Price	Exercisable	Life Remaining	Exercise Price

$0.69 – $2.08	122,000	2.9 yrs	$1.59
$2.96 – $4.26	54,000	3.6 yrs	$3.67

$1.51 – $4.26	176,000	3.1 yrs	$2.23

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.
13. FOREIGN REVENUES AND OPERATIONS
Foreign revenues are based on the location of the customer. For continuing operations, revenues from customers by geographic areas for the years ended December 31, 2010 and 2009 are as follows:

Year ended December 31,
(in thousands)	2010	2009
Foreign Countries:
United Kingdom	$1,346	$736
Pacific Rim *	494	112
Canada	460	269
Other	58	39

Subtotal	2,358	1,156
United States	13,085	11,710

Total	$15,443	$12,866

*	Includes Australia, New Zealand, Japan and Singapore
In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $527,000 and $429,000 in 2010 and 2009, respectively, substantially all long-lived assets are in the United States.
At December 31, 2010 and 2009, continuing operations of foreign subsidiaries had assets of $575,000 and $467,000, respectively, and total liabilities of $120,000 and $80,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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
The following table contains segment information for the years ended December 31, 2010 and 2009:

Year ended December 31, (in thousands)	2010	2009
Information Technology
Revenue	$3,086	$2,160
Operating loss	(1,289)	(1,682)
Depreciation and amortization	103	82
Capital expenditures	205	109
Identifiable assets	2,618	2,693

Industrial Products
Revenue	$12,357	$10,706
Operating income	2,516	1,479
Depreciation and amortization	387	453
Capital expenditures	122	64
Identifiable assets	6,016	3,824

Consolidated Segments
Revenue	$15,443	$12,866
Operating income (loss)	1,227	(203)
Depreciation and amortization	490	535
Capital expenditures	327	173
Identifiable assets	8,634	6,517
A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2010	2009
Consolidated segments operating income (loss)	$1,227	$(203)
Corporate expenses	(1,001)	(1,076)

Consolidated income (loss) from continuing operations	$226	$(1,279)

Depreciation and amortization
Consolidated segments	$490	$535
Corporate	12	17

Consolidated	$502	$552

Capital expenditures
Consolidated segments	$327	$173
Corporate	22	6

Consolidated	$349	$179

Intelligent Systems Corporation
Notes to Consolidated Financial Statements

As of December 31, (in thousands)	2010	2009
Assets
Consolidated segments identifiable assets	$8,634	$6,517
Corporate	1,457	3,517

Consolidated	$10,091	$10,034

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
The following tables represent required disclosure of the reconciliation of the loss and the shares used in the basic and diluted loss per share computation:

Year ended December 31,
(in thousands, except per share data)	2010	2009
Basic
Net loss	$(187)	$(1,213)
Weighted average common shares outstanding	8,958	6,345

Net loss per share	$(0.02)	$(0.19)

Diluted
Net loss	$(187)	$(1,213)
Weighted average common shares outstanding	8,958	6,345
Effect of dilutive potential common shares: stock options	—	—

Total	8,958	6,345
Net loss per share	$(0.02)	$(0.19)

At December 31, 2010, there were 6,000 dilutive stock options exercisable, which had an immaterial impact on the calculation of diluted loss per share. At December 31, 2009, there were no potentially dilutive stock options to purchase shares of the company’s common stock included in the diluted loss per share because the exercise prices of all stock options that were exercisable at such dates were above the market price of the company’s common stock.
16. SUBSEQUENT EVENTS
We evaluated subsequent events through the date when these financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.