Form 10-Q
period 2011-03-31
INTELLIGENT SYSTEMS CORP
filed 2011-05-09
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2011, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,901	$2,942
Accounts receivable, net	2,325	2,227
Notes and interest receivable, current portion	243	600
Inventories, net	913	833
Other current assets	643	404

Total current assets	7,025	7,006

Investments	1,295	1,286
Notes and interest receivable, net of current portion	233	473
Property and equipment, at cost less accumulated depreciation	1,290	1,149
Patents, net	166	177

Total assets	$10,009	$10,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500	$322
Deferred revenue, current portion	1,765	1,604
Accrued payroll	521	550
Accrued expenses	656	640
Other current liabilities	275	307

Total current liabilities	3,717	3,423

Deferred revenue, net of current portion	65	70

Other long-term liabilities	114	137

Commitments and contingencies (Note 6)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2011 and December 31, 2010	90	90
Additional paid-in capital	21,426	21,418
Accumulated other comprehensive loss	1	3
Accumulated deficit	(16,920)	(16,566)

Total Intelligent Systems Corporation stockholders’ equity	4,597	4,945
Non-controlling interest	1,516	1,516

Total stockholders’ equity	6,113	6,461

Total liabilities and stockholders’ equity	$10,009	$10,091

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue
Products	$3,032	$3,347
Services	512	350

Total revenue	3,544	3,697

Cost of revenue
Products	1,548	1,709
Services	278	174

Total cost of revenue	1,826	1,883

Expenses
Marketing	520	566
General & administrative	918	725
Research & development	639	437

Operating income (loss)	(359)	86

Other income (expense)
Interest income, net	11	27
Equity in income (loss) of affiliate company	9	(12)
Other income	6	6

Income (loss) before income taxes	(333)	107
Income taxes	21	23

Net income (loss)	$(354)	$84

Income (loss) per share:
Basic	$(0.04)	$0.01
Diluted	$(0.04)	$0.01

Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	8,962,767

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2011	2010

OPERATIONS:
Net income (loss)	$(354)	$84
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	61	129
Stock-based compensation expense	8	3
Non-cash interest income, net	(3)	(18)
Equity in (income) loss of affiliate company	(9)	12
Changes in operating assets and liabilities
Accounts receivable	(98)	(243)
Inventories	(80)	186
Other current assets	(239)	(128)
Accounts payable	177	(26)
Deferred revenue	156	(233)
Accrued payroll	(29)	74
Accrued expenses	(38)	(39)

Net cash used for operating activities	(448)	(199)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	600	(2)
Purchases of property and equipment	(191)	(130)

Net cash provided by (used for) investing activities	409	(132)

FINANCING ACTIVITIES:
Payments on notes payable	—	(26)

Net cash used for financing activities	—	(26)

Effects of exchange rate changes on cash	(2)	25

Net decrease in cash	(41)	(332)
Cash at beginning of period	2,942	2,795

Cash at end of period	$2,901	$2,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$2
Cash paid during the period for income taxes	$19	$20
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.
Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2011 and 2010. The interim results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2010, as filed in our Annual Report on Form 10-K.

2.	Comprehensive Income (Loss) — Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)	Three Months Ended March 31,
(unaudited, in thousands)	2011	2010
Net income (loss)	$(354)	$84
Other comprehensive loss
Foreign currency translation adjustment	(2)	24

Comprehensive income (loss)	$(356)	$108

3.
Stock-based Compensation — At March 31, 2011, we have one stock-based compensation plan in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the periods ended March 31, 2011 and 2010 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $8,000 and $3,000 of stock-based compensation expense in the quarters ended March 31, 2011 and 2010, respectively.

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2010 Form 10-K.

As of March 31, 2011, there is $62,000 of unrecognized compensation cost related to stock options. During the three months ended March 31, 2011, a total of 80,000 options were granted at fair market value, with one third of the options vesting on each anniversary date in 2012, 2013 and 2014. The following table summarizes options as of March 31, 2011:

			Wgt Avg
			Remaining	Aggregate
		Wgt Avg	Contractual Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at March 31, 2011	274,000	$2.00	5.3	$43,000
Vested and exercisable at March 31, 2011	176,000	$2.23	2.9	$26,540

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

4.
Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments. The carrying value of non-interest bearing note receivable beyond one year has been discounted at a rate of 4% which approximates rates offered in the market for notes receivable with similar terms and conditions. The fair value of equity method and cost method investments has not been determined as it was impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, trade accounts and note receivable. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

5.
Concentration of Revenue — The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended March 31,
(unaudited)	2011	2010
ChemFree Customer A	11%	12%
ChemFree Customer B	33%	35%
ChemFree Customer C	11%	10%
ChemFree Customer D	11%	—
6.
Commitments and Contingencies — Please refer to Note 7 to our Consolidated Financial Statements included in our 2010 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters — ChemFree Patent Matter — In December 2004, our ChemFree subsidiary filed a patent infringement action against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The trial took place during the week of July 13, 2009. On June 18, 2010, the judge issued his preliminary Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. On July 6, 2010, ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed on July 23, 2010 by the filing of a Second Motion for Additional Findings and Conclusions. In an unusual turn of events, in October 2010, the judge hearing the case was arrested by the Federal Bureau of Investigation on criminal charges, subsequently resigned and ChemFree’s case was reassigned to a new judge. A hearing with the new judge was held on February 11, 2011 and the parties have submitted various additional filings for the judge’s consideration. We cannot be certain when the case will finally be disposed of or what the ultimate resolution will be.

From time to time we are or may become a party to a number of other legal matters arising in the ordinary course of business. It is management’s opinion that we are not currently involved in any legal proceedings that will have a material adverse impact on our consolidated financial position or results of operations.

7.
Industry Segments — Segment information is presented consistently with the basis described in the 2010 Form 10-K. The following table contains segment information for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(unaudited, in thousands)	2011	2010
Information Technology
Revenue	$550	$562
Operating loss	(554)	(277)
Industrial Products
Revenue	2,994	3,135
Operating income	582	670

Consolidated Segments
Revenue	3,544	3,697
Operating income (loss)	29	393
Corporate expenses	(388)	(307)

Consolidated operating income (loss)	$(359)	$86

Depreciation and Amortization
Information Technology	$40	$23
Industrial Products	18	102

Consolidated segments	58	125
Corporate	3	4

Consolidated depreciation and amortization	$61	$129

Capital Expenditures
Information Technology	$127	$99
Industrial Products	63	31

Consolidated segments	190	130
Corporate	1	—

Consolidated capital expenditures	$191	$130

(unaudited, in thousands)	March 31, 2011	December 31, 2010
Identifiable Assets
Information Technology	$2,186	$2,618
Industrial Products	6,289	6,016

Consolidated segments	8,475	8,634
Corporate	1,534	1,457

Consolidated assets	$10,009	$10,091

8.
Income Taxes — We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of March 31, 2011 and December 31, 2010, the company has recorded a liability of $90,000, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $15,000 of interest and penalties. As of March 31, 2011, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three months ended March 31, 2011 and 2010, no interest or penalties were recognized.

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

9.
Recent Accounting Pronouncements —We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

10.
Subsequent Event — We evaluated subsequent events through the date when these financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washers). The Information Technology sector consists of CoreCard Software, Inc. (“CoreCard”) (software for managing credit, debit, prepaid, private label cards, revolving consumer loans and accounts receivable).
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
Revenue — Total revenue from continuing operations in the three month period ended March 31, 2011 was $3.5 million, a decline of 4 percent compared to the first quarter of 2010. Revenue from sales in domestic and international markets represented approximately 83 percent and 17 percent, respectively, of total revenue in the first quarter of 2011 compared to 86 percent and 14 percent, respectively, in the first quarter of 2010.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.0 million in the three month period ended March 31, 2011, compared to $3.3 million in the three months ended March 31, 2010. The slight decline in product revenue in the first quarter of 2011 compared to the prior year is the net effect of an increase in international revenue and total consumable supplies offset by a decline in domestic sales of ChemFree’s SmartWasher® parts washer machines. Software license revenue associated with the Information Technology segment declined in the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 due to a change in a customer’s go-live date which postponed license revenue recognition until the second quarter of 2011. By comparison, in the first quarter of 2010, CoreCard recognized revenue on the successful installation of its first international customer. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition.

•
Service revenue associated with the Information Technology segment was $512,000 in the first quarter of 2011, a 46 percent increase compared to $350,000 in the first quarter of 2010. The change is attributed mainly to an increase in the installed base of CoreCard customers that pay for maintenance and technical support as well as more professional services projects that were completed for customers in 2011. We expect that professional services revenue will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue — Total cost of revenue was 52 percent of total revenue in the three month period ended March 31, 2011 compared to 51 percent of total revenue in the first quarter of 2010. The slight change reflects primarily the fact that revenue from services represented a greater percentage of revenue in the first quarter of 2011 than in the first quarter of 2010. Cost of product revenue was unchanged at 51 percent of total product revenue in the first quarter of 2011 and 2010. Cost of services was 54 percent of services revenue in 2011 compared to 50 percent in the same period last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported and the mix of U.S. and offshore employees working on professional service projects impact the cost and gross margins during a given period.
Operating Expenses — In the three month period ended March 31, 2011, total consolidated operating expenses were 20 percent higher than in the corresponding period in 2010. Marketing expenses were lower by $45,000 (8 percent) in the three month period in 2011 compared to the same period in 2010 due mainly to lower sale commissions and travel expenses incurred by ChemFree reflecting lower domestic equipment sales. General and administrative expenses were $192,000 (26 percent) higher in the first quarter of 2011 than in the first quarter of 2010, reflecting mainly higher legal, audit and payroll expenses at ChemFree and the corporate office. Research and development expenses were $202,000 (46 percent) higher in the first quarter of 2011 compared to the same period last year, mainly due to an increase in the number of personnel at our India office as well as higher benefits and other personnel related expenses at CoreCard’s U.S. operations.

Interest Income, net — We recorded net interest income of $11,000 and $27,000 in the three months ended March 31, 2011 and 2010, respectively. The difference between periods reflects primarily the fact that our total note receivable related to the sale of our former VISaer subsidiary was lower in 2011 than in 2010 due to a write down of the carrying balance of the note receivable in the quarter ended December 31, 2010, as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.
Equity in Income (Loss) of Affiliate Company — On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we account for by the equity method. We recorded $9,000 in net equity income in the first quarter of 2011 compared to $12,000 in net equity losses in the first quarter of 2010. The change between periods reflects improved profitability of the affiliate company.
Income Taxes — We recorded $21,000 and $23,000 in the three month periods ended March 31, 2011 and 2010, respectively, for state income tax expense at the ChemFree subsidiary. We believe our net deferred tax assets should be fully reserved at March 31, 2011 given their character and our historical losses. Accordingly, no deferred tax assets have been recorded at March 31, 2011.
Net Income (Loss) — Overall, we recorded a net loss from continuing operations of $354,000 in the first quarter of 2011 compared to net income of $84,000 earned in the first quarter of 2010. ChemFree continued to show strong profits, although slightly lower than in the prior year. CoreCard’s expenses increased on relatively flat period-to-period revenue as it invested in hiring and training more employees at its India operations to support its strategic initiatives.
Liquidity and Capital Resources
Our cash balance at March 31, 2011 was $2.9 million, essentially the same as the cash balance at December 31, 2010. During the three months ended March 31, 2011, a principal source of cash was receipt of a $600,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K). Major working capital changes included:
•	an increase in accounts receivable of $98,000
•	an increase of $80,000 in inventory due mainly to receipt of a shipment of backlogged parts at the end of the quarter
•	a net increase in deferred revenue of $156,000 reflecting milestone billings to CoreCard customers in advance of revenue recognition
•	an increase in accounts payable reflecting the timing of receipt of inventory parts at quarter end
We used $191,000 cash to invest in capital equipment mainly to upgrade CoreCard’s data centers and India office for its new processing and software testing automation initiatives as well as vehicle and production equipment purchases at ChemFree.
We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2010 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We have not borrowed under the line of credit since its renewal. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2011, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit and if we have cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2010. During the three month period ended March 31, 2011, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2010.
Factors That May Affect Future Operations
Future operations in both the Information Technology Products and Services and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty. Any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in private companies with limited liquidity.
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

•
One of ChemFree’s customers represented 31 percent of our consolidated revenue in the first quarter of 2011 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

•
It is unclear whether the activity in the ChemFree legal action described in Note 2 to the Consolidated Financial Statements will have any impact on our ChemFree subsidiary in the foreseeable future but if the finding of invalidity of certain of ChemFree’s patents is sustained in the judge’s final ruling, it could result in increased competition in the marketplace and greater price pressure and lower margins, thus potentially impacting revenue, profits and projected cash flows. In addition, it is possible that a negative ruling could affect management’s estimate of future cash flows related to the patents. This could result in a write down of some or all of the unamortized carrying value of the patents, which was $166,000 as of March 31, 2011.

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
As previously reported, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia, which is described in Note 6 to the Consolidated Financial Statements. In September 2007, ChemFree sought sanctions against the defendants in that action and the law firm then representing the defendants for asserting a frivolous defense and counterclaim. In June 2008, the court imposed sanctions on the law firm, who no longer represents the defendants, and ChemFree submitted an application to the court seeking an award of attorneys fees associated with defending the frivolous claims. On May 3, 2011, ChemFree entered into a Settlement Agreement with the defendants’ former attorneys whereby they agreed to pay $450,000 to ChemFree in settlement of ChemFree’s claim for attorneys fees. The Settlement Agreement was approved by the court on May 6, 2011.
Other than the J. Walter litigation, we are not currently subject to any material legal proceedings. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business. We do not believe any ongoing legal proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 5.	Other Information
On May 4, 2011, we amended and restated our articles of incorporation to delete provisions authorizing the issuance of Series A Preferred Stock. No shares of Series A Preferred Stock have ever been issued, and such shares were issuable only pursuant to the company’s Rights Plan dated November 25, 1997, which has now expired.

Item 6.	Exhibits
The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011, filed herewith.
3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: May 9, 2011	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 9, 2011	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011, filed herewith.

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.