Form 10-Q
period 2011-06-30
INTELLIGENT SYSTEMS CORP
filed 2011-08-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9330
INTELLIGENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1964787 (I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia (Address of principal executive offices)	30093 (Zip Code)
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
As of July 31, 2011, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation
Index
Form 10-Q

Page
Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4 Controls and Procedures	14

Part II Other Information

Item 1 Legal Proceedings	15

Item 6 Exhibits	16

Signatures	16

Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$3,190	$2,942
Accounts receivable, net	2,941	2,227
Note and interest receivable, current portion	245	600
Inventories, net	928	833
Other current assets	517	404

Total current assets	7,821	7,006

Investments	1,306	1,286
Note and interest receivable, net of current portion	236	473
Property and equipment, at cost less accumulated depreciation	1,353	1,149
Patents, net	155	177

Total assets	$10,871	$10,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490	$322
Deferred revenue, current portion	1,901	1,604
Accrued payroll	460	550
Accrued expenses	782	640
Other current liabilities	277	307

Total current liabilities	3,910	3,423

Deferred revenue, net of current portion	60	70
Other long-term liabilities	146	137

Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 shares issued and outstanding at June 30, 2011 and December 31, 2010	90	90
Additional paid-in capital	21,435	21,418
Accumulated other comprehensive income (loss)	(3)	3
Accumulated deficit	(16,283)	(16,566)

Total Intelligent Systems Corporation stockholders’ equity	5,239	4,945
Non-controlling interest	1,516	1,516

Total stockholders’ equity	6,755	6,461

Total liabilities and stockholders’ equity	$10,871	$10,091

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Products	$3,645	$3,764	$6,677	$7,111
Services	512	844	1,024	1,194

Total net revenue	4,157	4,608	7,701	8,305

Cost of revenue
Products	1,737	2,159	3,285	3,868
Services	341	387	620	560

Total cost of revenue	2,078	2,546	3,905	4,428

Expenses
Marketing	565	553	1,085	1,119
General and administrative	595	672	1,513	1,397
Research and development	730	492	1,368	929

Income (loss) from operations	189	345	(170)	432

Other income (expense)
Interest income, net	6	17	17	44
Equity in income (loss) of affiliate company	11	(10)	20	(22)
Other income, net	458	7	464	13

Income before income taxes	664	359	331	467
Income taxes	27	61	48	84

Net income	$637	$298	$283	$383

Income per share:
Basic	$0.07	$0.03	$0.03	$0.04
Diluted	$0.07	$0.03	$0.03	$0.04

Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,968,253	8,962,735	8,958,069	8,962,493

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

OPERATIONS:
Net income	$283	$383
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	180	234
Stock-based compensation expense	17	5
Non-cash interest income, net	(8)	(36)
Equity in (income) loss of affiliate company	(20)	22
Changes in operating assets and liabilities
Accounts receivable	(714)	(700)
Inventories	(95)	192
Other current assets	(113)	219
Accounts payable	167	48
Deferred revenue	227	(635)
Accrued payroll	(90)	10
Accrued expenses and other liabilities	181	182

Net cash provided by (used for) operating activities	15	(76)

INVESTING ACTIVITIES:
Proceeds from note and interest receivable	600	2
Purchases of property and equipment	(361)	(226)

Net cash provided by (used for) investing activities	239	(224)

FINANCING ACTIVITIES:
Payments on notes payable	—	(116)

Net cash used for financing activities	—	(116)

Effects of exchange rate changes on cash	(6)	21

Net increase (decrease) in cash	248	(395)
Cash at beginning of period	2,942	2,795

Cash at end of period	$3,190	$2,400

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$3
Cash paid during the period for income taxes	$19	$25
The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.
Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2011 and 2010. The interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2010, as filed in our Annual Report on Form 10-K.

2.
Other Income from Settlement Agreement — As described in more detail in Part II Other Information, Item 1 Legal Proceedings of this report, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia. In 2007, ChemFree sought sanctions against J. Walter and the law firm then representing the defendants for asserting a frivolous defense and counterclaim. On May 3, 2011, ChemFree entered into a Settlement Agreement with the defendants’ former attorneys whereby they agreed to pay $450,000 in settlement of ChemFree’s claim. The Settlement Agreement was approved by the court on May 6, 2011 and the payment of $450,000 was received by ChemFree on May 9, 2011. Accordingly, the company recorded $450,000 of income in the quarter ended June 30, 2011, which is reported in the category Other Income in the Consolidated Statements of Operations.

3.	Comprehensive Income — Comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of
Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2011	2010	2011	2010
Net income	$637	$298	$283	$383
Other comprehensive income:
Foreign currency translation adjustment	3	4	6	20

Comprehensive income	$640	$302	$289	$403

4.
Stock-based Compensation — At June 30, 2011, we had two stock—based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $8,500 and $2,000 of stock-based compensation expense in the three months ended June 30, 2011 and 2010, respectively and $17,000 and $5,000 for the six month periods ended June 30, 2011 and 2010, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2010 Form 10-K.

As of June 30, 2011, there is $112,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2011, an aggregate of 12,000 options were granted to the three independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting. In addition, during the six month period ended June 30, 2011, an aggregate of 80,000 options were granted on March 1, 2011 at fair market value under the terms of the 2003 Employee Stock Option Plan. No options were exercised or expired during the three and six month periods ended June 30, 2011.

The following table summarizes stock options as of June 30, 2011:

			Wgt Avg
			Remaining	Aggregate
		Wgt Avg	Contractual Life	Intrinsic
	# of Shares	Exercise Price	in Years	Value
Outstanding at June 30, 2011	286,000	$1.99	5.3	$9,840
Vested and exercisable at June 30, 2011	188,000	$2.14	3.0	$8,880

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2011	2010	2011	2010
ChemFree Customer A	27%	28%	30%	31%
ChemFree Customer B	13%	13%	12%	13%
CoreCard Customer C	12%	—	—	—
CoreCard Customer D	—	11%	—	—
7.
Short-term Borrowings — On June 30, 2011, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent and 6.5% (6.5% at June 30, 2011); is secured by all assets of the company and our principal subsidiaries; is guaranteed by our subsidiaries; and expires June 30, 2012. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000. At June 30, 2011, our borrowing base calculation resulted in availability of $1,250,000, of which we had drawn down $0. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term. As of June 30, 2011, we were in compliance with the loan covenants.

8.
Commitments and Contingencies — Please refer to Note 7 in the Consolidated Financial Statements included in our 2010 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters — ChemFree Patent Matter — As explained in detail in Part II, Item 1 of this report, our ChemFree subsidiary has been involved since 2004 in a legal matter related to a patent infringement action brought against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions. In October 2010, the judge hearing the case was arrested on criminal charges by the FBI, subsequently resigned and ChemFree’s case was reassigned to a new judge. On June 6, 2011, the new judge issued a final ruling in J. Walter’s favor upholding the invalidity finding of the first judge and awarding recovery of allowable taxable costs from ChemFree. On July 1, 2011, ChemFree appealed the ruling to the United States Court of Appeals for the Federal Court. ChemFree also filed a motion to disallow the clerk’s award for the recovery of allowable taxable costs. While the company presently believes it will prevail in its appeal, there can be no certainty that the Court of Appeals will find in its favor. If ChemFree does not prevail in the appeal, there is at least a reasonable possibility that ChemFree would incur some expenses for certain allowable taxable costs (which do not include attorney fees) in an amount to be determined by the court at the time.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Except as noted above, other commitments and contingencies described in Note 7 to our Consolidated Financial Statements included in our 2010 Form 10-K are unchanged.
9.
Industry Segments — Segment information is presented consistent with the basis described in our 2010 Form 10-K. The following table contains segment information for continuing operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2011	2010	2011	2010
Information Technology
Revenue	$991	$1,376	$1,541	$1,938
Operating loss	(291)	(41)	(844)	(318)
Industrial Products
Revenue	3,166	3,232	6,160	6,367
Operating income	687	641	1,269	1,311

Consolidated Segments
Revenue	4,157	4,608	7,701	8,305
Operating income	396	600	425	993
Corporate expenses	(207)	(255)	(595)	(561)

Consolidated operating income ( loss)	$189	$345	$(170)	$432

Depreciation and Amortization
Information Technology	$34	$1	$74	$24
Industrial Products	82	100	100	202

Consolidated segments	116	101	174	226
Corporate	3	4	6	8

Consolidated depreciation and amortization	$119	$105	$180	$234

Capital Expenditures
Information Technology	$35	$59	$161	$158
Industrial Products	136	36	199	67

Consolidated segments	171	95	360	225
Corporate	—	—	1	1

Consolidated capital expenditures	$171	$95	$361	$226

(unaudited, in thousands)	June 30, 2011	December 31, 2010
Identifiable Assets
Information Technology	$2,468	$2,618
Industrial Products	7,022	6,016

Consolidated segments	9,490	8,634
Corporate	1,381	1,457

Consolidated assets	$10,871	$10,091

10.
Income Taxes — We have recognized tax benefits from all tax positions taken, and there has been no adjustment to any carry forwards, net operating loss or R&D credits in the past two years. As of June 30, 2011, the company has recorded a liability of $122,228 in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $19,711 of interest and penalties. As of December 31, 2010, the company has recorded a liability of $90,000 in connection with unrecognized tax benefits, which included $15,000 of interest and penalties. As of June 30, 2011, management expects some incremental but not significant changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three and six months ended June 30, 2011, we recognized $5,007 in interest expense and $61 in penalties related to uncertain tax positions. During the three and six months ended June 30, 2010, we recognized $4,113 in interest expense and $4,509 in penalties related to the uncertain tax positions.

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

11.
Recent Accounting Pronouncements — We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

12.
Subsequent Events — We evaluated subsequent events through the date when these financial statements were issued. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this Form 10-Q may contain forward-looking statements relating to ISC. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. Except to the extent required by law, ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.
For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.
Overview
Our consolidated subsidiaries operate in two industry segments: Information Technology Products and Services (“Information Technology”) and Industrial Products. The Industrial Products segment includes ChemFree Corporation (bio-remediating parts washer systems). The Information Technology sector consists of CoreCard Software, Inc. (“CoreCard”) (software for managing accounts receivables, prepaid, credit and debit cards).
We derive our product revenue from sales of software licenses in our Information Technology sector and sales and leases of equipment and supplies in our Industrial Products sector. Our service revenue consists of fees for activities such as customization, implementation, consulting, training, maintenance and support for licensed software products as well as for our card processing services in our Information Technology sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:
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

We reported a net profit of $637,000 and $283,000 for the three and six months ended June 30, 2011. Included in these results is non-recurring income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal action which is described in more detail in Note 2 to the Consolidated Financial Statements. Frequently we report consolidated operating losses on a quarterly or annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until new software license contracts are complete. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base. A significant portion of our subsidiaries’ expense is related to personnel. For these and other reasons, our operating profits or losses may vary from period to period and at the present time are generally not predictable with any degree of certainty.
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
Revenue — Total revenue from continuing operations in the three month period ended June 30, 2011 was $4.2 million compared to $4.6 million in the second quarter of 2010. For the six month period ended June 30, 2011, total revenue was $7.7 million, compared with $8.3 million in the same period in 2010.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.6 million in the three month period ended June 30, 2011, a 3 percent decrease compared to the three month period ended June 30, 2010. Product revenue was $6.7 million in the six month period ended June 30, 2011, a decline of 6 percent compared to the six month period ended June 30, 2010. The decline in product revenue in the second quarter and year-to-date period of 2011 compared to the prior year periods is the net effect of an increase in international revenue and total sales of consumable supplies at our ChemFree subsidiary which was offset in part by a decline in domestic sales of ChemFree’s SmartWasher® parts washer machines. In addition, software license revenue associated with the Information Technology segment declined in the three and six month periods ended June 30, 2011 compared to the same periods in 2010 due to fewer new contracts completed with lower total value in 2011 than in the corresponding periods last year. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition.

•
Service revenue associated with the Information Technology segment was $512,000 and $1,024,000 in the three and six months ended June 30, 2011, respectively, compared to $844,000 and $1,193,000 in the respective periods in 2010. Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services. The change in the quarter and year-to-date periods in 2011 compared to the same periods in 2010 is attributed to the net effect of an increase in the installed base of customers that pay for maintenance and technical support and card processing services, offset by fewer professional services projects that were completed for CoreCard customers. The number and timing of professional services contracts vary significantly from period to period based on customer requirements and priorities.

Cost of Revenue — Total cost of revenue was 50 percent and 51 percent of total revenue in the three and six month periods ended June 30, 2011, respectively, compared to 55 percent and 53 percent of total revenue in the three and six month periods ended June 30, 2010, respectively. The changes between periods reflect changes in ChemFree’s and CoreCard’s product and service mix from period to period.
•
Cost of product revenue was 48 percent and 49 percent of product revenue in the three and six months ended June 30, 2011, respectively, compared to costs of 57 percent and 54 percent of product revenue in the respective periods in 2010. In 2011, the lower cost of sales as a percent of revenue reflects a favorable mix at ChemFree of higher margin consumable products in 2011 as well as some unit cost reductions from bringing its filter production in-house in 2011. In addition, CoreCard’s costs associated with the software contracts recognized in 2011 were lower than the costs associated with contracts recognized in 2010, because they involved less complex implementations and were not fixed price contracts, as was the case in 2010.

•
Cost of service revenue (which relates to our CoreCard business only) was 67 percent and 61 percent of service revenue in the three and six month periods ended June 30, 2011, respectively, as compared to 46 percent and 47 percent of service revenue in the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. Cost of service revenue includes three components: the costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of our U.S. and offshore employees working on the project. Our initial costs to provide card processing services is high relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. We had no such costs in the second quarter and year-to-date periods in 2010 because we were not yet offering card processing services. CoreCard is providing a high level of support to its customers for both maintenance and professional services activities to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth.

Operating Expenses — In the three and six month periods ended June 30, 2011, total consolidated operating expenses were higher by 10 percent and 15 percent, respectively, than in the corresponding periods in 2010. Consolidated marketing expenses were relatively unchanged in the three and six month periods ended June 30, 2011 compared to the same periods in 2010. Consolidated general and administrative expenses were lower by 11 percent ($77,000) in the three month period ended June 30, 2011 reflecting lower legal, bonus and accounting fees than in the same period of 2010. General and administrative expenses were 8 percent ($115,000) higher in the six month period ended June 30, 2011, compared to the same period of 2010, reflecting mainly higher legal, stock option and salary expenses. Consolidated research and development expenses were 48 percent and 47 percent higher in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010, due to a lower percentage of personnel related R&D expenses charged to cost of sales for revenue recognized in 2011, as well as an increase in the number of employees and compensation rates at the company’s India based software development and testing operations.
Interest Income, net — We recorded net interest income of $6,000 and $17,000,in the three and six month periods ended June 30, 2011, respectively, compared to net interest income of $17,000 and $44,000 in the three and six month periods ended June 30, 2010. The difference between periods reflects primarily the fact that our total note receivable related to the sale of our former VISaer subsidiary was lower in 2011 than in 2010 due to a write down of the carrying balance of the note receivable in the quarter ended December 31, 2010, as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.
Equity in Income (Loss) of Affiliate Company — On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. We recorded $11,000 and $20,000 in net equity income of our affiliate company in the three and six month periods ended June 30, 2011, respectively, compared to net equity losses of $10,000 and $22,000 in the three and six months ended June 30, 2010, respectively. The change between periods reflects improved profitability of the affiliate company in 2011.
Other Income — As explained in more detail in Note 2 to the Consolidated Financial Statements, the second quarter and year-to-date results for 2011 include income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter.
Income Taxes — We recorded $27,000 and $48,000, in the three and six month periods ended June 30, 2011, respectively, for state income tax expense, which amounts include $26,000 in connection with uncertain tax positions. An expense of $56,000 was recorded in the quarter ended June 30, 2010 in connection with uncertain tax positions.
Liquidity and Capital Resources
Our cash balance at June 30, 2011 was $3.2 million compared to $2.9 million at December 31, 2010. During the six months ended June 30, 2011, principal sources of cash include receipt of a $600,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K) as well as receipt of a $450,000 payment related to the Settlement Agreement (as explained in more detail in Note 2 to the Consolidated Financial Statements contained herein). Major working capital changes included:
•	an increase in accounts receivable of $714,000 due to the timing of contract milestone billings as well as a change in payment terms for a large customer
•	an increase of $95,000 in inventory due mainly to higher levels of certain materials that had been backlogged at the end of December 2010
•	a net increase in deferred revenue of $227,000 reflecting billings to CoreCard customers in advance of revenue recognition
•	an increase in accounts payable reflecting timing and level of inventory purchases
During the first six months of 2011, we used $361,000 cash to invest in capital equipment mainly to upgrade CoreCard’s data centers and India office for its new processing services, software testing automation initiatives and additional off-shore employees as well as vehicle and production equipment purchases at ChemFree.
We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2011 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We have not borrowed under the line of credit since its renewal. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2012, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit and if we have cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2010. During the three and six month periods ended June 30, 2011, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.
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
Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:
•
Further weakness in the global financial markets could have a negative impact on CoreCard due to potential customers (most of whom are financial institutions or services firms) delaying software purchase or implementation decisions.

•
Stricter regulations and reluctance by financial institutions to act as sponsor banks for prospective customers (such as issuers and processors of credit and prepaid cards) could increase CoreCard’s losses and cash requirements.

•	Delays in software development projects could cause our customers to delay implementations or payments, which would increase our costs and reduce our revenue.
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

•
One of ChemFree’s customers represented 30 percent of our consolidated revenue in the first half of 2011 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

•
It is unclear whether the activity in the ChemFree legal action described in Note 8 to the Consolidated Financial Statements will have any impact on our ChemFree subsidiary in the foreseeable future but if the finding of invalidity of certain of ChemFree’s patents is sustained by the Appeals court, it could result in increased competition in the marketplace and greater price pressure and lower margins, thus potentially impacting revenue, profits and projected cash flows. In addition, it is possible that a negative ruling could affect management’s estimate of future cash flows related to the affected patents. This could result in a write down of some or all of the unamortized carrying value of the ChemFree patents, which was $155,000 (for all ChemFree patents) as of June 30, 2011.

•	Delays in production or shortages of any sole-sourced parts for our ChemFree products could impact revenue and orders.
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
As previously reported in Part 1, Item 3 of our 2010 Annual Report on Form 10-K, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The defendants asserted various defenses. The trial took place during the week of July 13, 2009. On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed by the filing of a Second Motion for Additional Findings and Conclusions. In October 2010, the judge hearing the case was arrested on criminal charges by the FBI, subsequently resigned and ChemFree’s case was reassigned to a new judge. On June 6, 2011, the new judge issued a final ruling in J. Walter’s favor upholding the invalidity finding of the first judge and awarding recovery of allowable taxable costs from ChemFree. On July 1, 2011, ChemFree appealed the ruling to the United States Court of Appeals for the Federal Court. ChemFree also filed a motion to disallow the clerk’s recovery of allowable taxable costs. While the company presently believes it will prevail in the appeal, there can be no certainty that the Court of Appeals will find in its favor. If ChemFree does not prevail in the appeal, there is at least a reasonable possibility that ChemFree would incur some expenses for certain allowable taxable costs (which do not include attorney fees) in an amount to be determined by the court at the time.
As previously reported in our Form 10-Q for the period ended March 31, 2011, in September 2007 ChemFree sought sanctions against the defendants J. Walter and the law firm then representing the defendants for asserting certain frivolous defenses and counterclaims. In June 2008, the court imposed sanctions on the law firm, which no longer represents the defendants, and ChemFree submitted an application to the court seeking an award of attorneys fees associated with defending the frivolous claims. The court found in ChemFree’s favor and awarded sanctions against the former law firm. On May 3, 2011, ChemFree entered into a Settlement Agreement with the defendants’ former attorneys whereby they agreed to pay $450,000 to ChemFree in settlement of ChemFree’s claim. The Settlement Agreement was approved by the court on May 6, 2011 and payment of the $450,000 was received by ChemFree on May 9, 2011.
In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Item 6.	Exhibits
The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Tenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 30, 2011, filed herein.

10.2	Settlement Agreement executed May 3, 2011, filed herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant
Date: August 15, 2011	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 15, 2011	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Tenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 30, 2011, filed herein.

10.2	Settlement Agreement executed May 3, 2011, filed herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document