Form 10-Q
period 2011-09-30
INTELLIGENT SYSTEMS CORP
filed 2011-11-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 31, 2011, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index
Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	15

Part II	Other Information

Item 1	Legal Proceedings	16
Item 6	Exhibits	16

Signatures		17

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex. 101	XBRL Instance Document

Part I     FINANCIAL INFORMATION
Item 1.  Financial Statements

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,667	$2,942
Marketable securities	201	--
Accounts receivable, net	2,811	2,227
Note and interest receivable, current portion	247	600
Inventories, net	994	833
Other current assets	341	404
Total current assets	7,261	7,006
Investments	1,290	1,286
Note and interest receivable, net of current portion	238	473
Property and equipment, at cost less accumulated depreciation	1,286	1,149
Patents, net	144	177
Total assets	$10,219	$10,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$399	$322
Deferred revenue, current portion	828	1,604
Accrued payroll	390	550
Accrued expenses	722	640
Other current liabilities	275	307
Total current liabilities	2,614	3,423
Deferred revenue, net of current portion	55	70
Other long-term liabilities	146	137
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 shares issued and outstanding at September 30, 2011 and December 31, 2010	90	90
Additional paid-in capital	21,445	21,418
Accumulated other comprehensive income (loss)	(64)	3
Accumulated deficit	(15,583)	(16,566)
Total Intelligent Systems Corporation stockholders’ equity	5,888	4,945
Non-controlling interest	1,516	1,516
Total stockholders’ equity	7,404	6,461
Total liabilities and stockholders’ equity	$10,219	$10,091

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Revenue
Products	$4,055	$3,214	$10,733	$10,325
Services	875	602	1,898	1,796
Total net revenue	4,930	3,816	12,631	12,121
Cost of revenue
Products	1,761	1,626	5,047	5,494
Services	501	266	1,120	827
Total cost of revenue	2,262	1,892	6,167	6,321
Expenses
Marketing	536	527	1,621	1,646
General and administrative	731	654	2,244	2,052
Research and development	649	638	2,017	1,566
Income from operations	752	105	582	536
Other income (expense)
Interest income, net	8	19	25	63
Equity in income (loss) of affiliate company	(17)	(10)	3	(32)
Other income, net	8	4	472	17
Income before income taxes	751	118	1,082	584
Income taxes	51	27	99	110
Net income	$700	$91	$983	$474
Income per share:
Basic	$0.08	$0.01	$0.11	$0.05
Diluted	$0.08	$0.01	$0.11	$0.05
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,967,912	8,962,426	8,968,017	8,962,720

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended Sept 30,
	2011	2010

OPERATIONS:
Net income	$983	$474
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	278	371
Stock-based compensation expense	27	7
Non-cash interest income, net	(12)	(54)
Equity in (income) loss of affiliate company	(3)	32
Changes in operating assets and liabilities
Accounts receivable	(584)	(972)
Inventories	(161)	101
Accrued interest	--	(6)
Other current assets	63	(60)
Accounts payable	76	(147)
Deferred revenue	(846)	(217)
Accrued payroll	(160)	99
Accrued expenses and other current liabilities	50	220
Other liabilities	64	65
Net cash used for operating activities	(225)	(87)

INVESTING ACTIVITIES:
Purchase of marketable securities	(222)	--
Proceeds from note and interest receivable	600	7
Purchases of property and equipment	(382)	(297)
Net cash used for investing activities	(4)	(290)

FINANCING ACTIVITIES:
Payments on notes payable	--	(116)
Net cash used for financing activities	--	(116)

Effects of exchange rate changes on cash	(46)	30
Net decrease in cash	(275)	(463)
Cash at beginning of period	2,942	2,795
Cash at end of period	$2,667	$2,332
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$--	$3
Cash paid during the period for income taxes	$70	$52

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.
Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.  As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Commission.  The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2010, consolidated condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.
Other Income from Settlement Agreement - As described in more detail in Part II Other Information, Item 1 Legal Proceedings of this report, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia. In 2007, ChemFree sought sanctions against J. Walter and the law firm then representing the defendants for asserting a frivolous defense and counterclaim.  On May 3, 2011, ChemFree entered into a Settlement Agreement with the defendants’ former attorneys whereby they agreed to pay $450,000 in settlement of ChemFree’s claim. The Settlement Agreement was approved by the court on May 6, 2011 and the payment of $450,000 was received by ChemFree on May 9, 2011.  Accordingly, the company recorded $450,000 of income in the quarter ended June 30, 2011, which is included in the category Other Income in the Consolidated Statements of Operations for the year-to-date period ended September 30, 2011.

3.	Comprehensive Income – Comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2011	2010	2011	2010
Net income	$700	$91	$983	$474
Other comprehensive income:
Foreign currency translation adjustment	(41)	10	(43)	30
Unrealized loss on available for sale marketable securities	(21)	--	(21)	--
Comprehensive income	$638	$101	$919	$504

4.
Stock-based Compensation – At September 30, 2011, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.  We recorded $10,000 and $2,000 of stock-based compensation expense in the three months ended September 30, 2011 and 2010, respectively and $27,000 and $6,000 for the nine months ended September 30, 2011 and 2010, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2010 Form 10-K.

As of September 30, 2011, there is $187,000 of unrecognized compensation cost related to stock options. During the quarter ended September 30, 2011, an aggregate of 72,500 options were granted to two executive officers pursuant to the 2003 Incentive Stock Plan.  In addition, during the nine month period ended September 30, 2011, an aggregate of 80,000 options were granted on March 1, 2011 under the terms of the 2003 Employee Stock Option Plan and 12,000 options were granted on May 26, 2011 to three independent members of our board pursuant to the 2011 Non-Employee Director Stock Option Plan.  All options were granted at fair market value on the date of grant.  No options were exercised during the three and nine month periods ended September 30, 2011.  A total of 16,000 options expired unexercised during the nine month period ended September 30, 2011.

The following table summarizes stock options as of September 30, 2011:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2011	342,500	$1.78	6.3	$13,440
Vested at September 30, 2011	172,000	$1.95	3.0	$11,580

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.  The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

5.
Fair Value of Financial Instruments - The carrying value of cash, marketable securities, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.  The carrying value of the non-interest bearing note receivable beyond one year approximates its fair value and has been discounted at a rate of 4% which approximates rates offered in the market for notes receivable with similar terms and conditions.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities, trade accounts and note receivable.  Our available cash is held in accounts managed by third-party financial institutions.  Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

6.
Fair Value Measurements - In determining fair value, the Company uses quoted market prices in active markets.  GAAP establishes a fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements.  GAAP emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.

GAAP establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable input be used when available.  Observable inputs are based on data obtained from sources independent of the Company that market participants would use in pricing the asset or liability.  Unobservable inputs are inputs that reflect the Company’s assumptions about the estimates market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The hierarchy is measured in three levels based on the reliability of inputs:

• Level 1
Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 instruments.

• Level 2
Valuations based on quoted prices in less active, dealer or broker markets.  Fair values are primarily obtained from third party pricing services for identical or comparable assets or liabilities.

• Level 3
Valuations derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and not based on market, exchange, dealer, or broker-traded transactions.  Level 3 valuations incorporate certain assumptions and projections that are not observable in the market and significant professional judgment is needed in determining the fair value assigned to such assets or liabilities.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s available-for-sale investments are classified within level 1 of the valuation hierarchy.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2011	2010	2011	2010
ChemFree Customer A	22.0%	34.1%	26.8%	32.2%
ChemFree Customer B	--	10.0%	--	--
ChemFree Customer C	--	--	10.2%	11.9%
CoreCard Customer D	28.4%	--	11.3%	--

8.
Short-term Borrowings – On June 30, 2011, we renewed our working capital line of credit with our bank.  The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent and 6.5% (6.5% at September 30, 2011); is secured by all assets of the company and our principal subsidiaries; is guaranteed by our subsidiaries; and expires June 30, 2012. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000.  At September 30, 2011, our borrowing base calculation resulted in availability of $1,250,000, of which we had drawn down $0.  The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock.  The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case.  Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term.  As of September 30, 2011, we were in compliance with the loan covenants.

9.
Commitments and Contingencies – Please refer to Note 7 in the Consolidated Financial Statements included in our 2010 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters – ChemFree Patent Matter – Our ChemFree subsidiary has been involved since 2004 in a legal matter related to a patent infringement action brought against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States Court for the Northern District of Georgia.  The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions. In October 2010, the judge hearing the case was arrested on criminal charges by the FBI, subsequently resigned and ChemFree’s case was reassigned to a new judge.  On June 6, 2011, the new judge issued a ruling in J. Walter’s favor upholding the invalidity finding of the first judge and awarding recovery of allowable taxable costs from ChemFree. On July 1, 2011, ChemFree appealed the ruling to the United States Court of Appeals for the 11th Circuit. ChemFree also filed a motion to disallow the clerk’s award for the recovery of allowable taxable costs. On September 30, 2011, the court reduced the amount of allowable taxable costs to approximately $75,000.  While the company presently believes it will prevail in its appeal of the patent matter, there can be no certainty that the Court of Appeals will find in its favor.

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

10.
Industry Segments – Segment information is presented consistent with the basis described in our 2010 Form 10-K. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2011	2010	2011	2010
Information Technology
Revenue	$2,131	$696	$3,673	$2,634
Operating income (loss)	484	(357)	(361)	(675)
Industrial Products
Revenue	2,799	3,120	8,958	9,487
Operating income	482	662	1,752	1,974
Consolidated Segments
Revenue	4,930	3,816	12,631	12,121
Operating income	966	305	1,391	1,299
Corporate expenses	(214)	(200)	(809)	(763)
Consolidated operating income	$752	$105	$582	$536

Depreciation and Amortization
Information Technology	$13	$39	$87	$64
Industrial Products	83	93	181	295
Consolidated segments	96	132	268	359
Corporate	3	4	10	12
Consolidated depreciation and amortization	$99	$136	$278	$371

Capital Expenditures
Information Technology	$(23)	$36	$139	$194
Industrial Products	44	20	243	87
Consolidated segments	21	56	381	281
Corporate	--	15	1	16
Consolidated capital expenditures	$21	$71	$382	$297

(unaudited, in thousands)	September 30, 2011	December 31, 2010
Identifiable Assets
Information Technology	$2,108	$2,618
Industrial Products	6,459	6,016
Consolidated segments	8,567	8,634
Corporate	1,652	1,457
Consolidated assets	$10,219	$10,091

11.
Income Taxes – We recorded $51,000 and $99,000, in the three and nine month periods ended September 30, 2011, respectively, for state income tax expense, which includes $27,000 in the year-to-date period in connection with uncertain tax positions.

We have recognized tax benefits from all tax positions taken, and there has been no adjustment to any carry forwards, net operating loss or R&D credits in the past two years.  As of September 30, 2011, the company has recorded a liability of $122,000 in connection with unrecognized tax benefits related to uncertain tax positions.  The liability includes $20,000 of interest and penalties. As of December 31, 2010, the company had recorded a liability of $90,000 in connection with unrecognized tax benefits, which included $15,000 of interest and penalties.  As of September 30, 2011, management expects some incremental but not significant changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense.  During the nine months ended September 30, 2011, we recognized $5,000 in interest expense and $0 in penalties related to uncertain tax positions.  During the three and nine months ended September 30, 2010, we recognized $0 and $4,000 in interest expense and $0 and $5,000, respectively in penalties related to the uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership exceeds 80 percent, as well as individual subsidiary returns in various states and foreign jurisdictions. For periods prior to April 15, 2008, our VISaer subsidiary filed a separate U.S. federal income tax return.  With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2007.

12.
Recent Accounting Pronouncements – In June 2011, the Financial Accounting Standards Board (“FASB”) amended an accounting standard regarding the presentation of comprehensive income. This amendment will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amended guidance, which must be applied retroactively, is effective for interim and annual periods ending after December 31, 2012, with earlier adoption permitted. As this amendment only effects presentation, there is not expected to be any impact on the Company’s consolidated financial statements.

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

We reported a net profit of $700,000 and $983,000 for the three and nine month periods ended September 30, 2011.  Included in the nine-month results is non-recurring income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal action which is described in more detail in Note 2 to the Consolidated Financial Statements.  Frequently we report consolidated operating losses on a quarterly or annual basis and are likely to do so in the future from time to time.   Our ChemFree subsidiary generates an operating profit on a regular basis but our earlier stage subsidiary, CoreCard, is not consistently profitable, mainly due to significant research and development expense that is invested to complete new product offerings and the deferral of revenue recognition until new software license contracts are complete.  Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support development, customer service activities and sales activities, CoreCard may report operating profits on an irregular basis as it builds its customer base.  A significant portion of our subsidiaries’ expense is related to personnel.  For these and other reasons, our operating profits or losses may vary from period to period and at the present time are generally not predictable with any degree of certainty.

From time to time, we also generate income or incur losses from non-operating sources and we may do so in the future. We may derive income from sales of subsidiary, affiliate and other minority-owned companies. Occasionally, we record a charge if we believe the value of a non-consolidated investee company is impaired.  We also recognize on a quarterly basis our pro rata share of the income or losses of an affiliate company accounted for by the equity method.  The timing and amount of any gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue from continuing operations in the three month period ended September 30, 2011 was $4.9 million compared to $3.8 million in the third quarter of 2010.  For the nine month period ended September 30, 2011, total revenue was $12.6 million, compared to $12.1 million in the same period in 2010.

•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $4.0 million in the three month period ended September 30, 2011, a 26 percent increase compared to the three month period ended September 30, 2010.  Product revenue was $10.7 million in the nine month period ended September 30, 2011, an increase of 4 percent compared to the nine month period ended September 30, 2010. The increase in product revenue in the third quarter and year-to-date periods of 2011 compared to the prior year periods is primarily due to an increase in software license revenue associated with the Information Technology segment due to more new contracts completed with a higher total value in 2011 than in the corresponding periods last year.  As we have frequently cautioned, a number of factors, some of which may be outside of our control, can affect the timing of delivery of our software and implementation by the customer, thus impacting the timing of license revenue recognition.  Based on currently scheduled new contract implementations, we do not expect the same level of new contract license revenue to be recognized in the next several quarters as was recorded in the third quarter of 2011.  In the three and nine month periods ended September 30, 2011, total product revenue recorded by ChemFree, our largest subsidiary, declined, offsetting in part the increase in software revenue.  The change between periods is due primarily to fewer sales of SmartWasher® parts washers in both the domestic and international markets, reflecting we believe continued general economic weakness in the automotive aftermarket products markets.  Revenue from consumable supplies sold to the installed base of SmartWasher® users showed little change between 2011 and 2010, while revenue from leased machines increased 9 percent in the three and nine month periods in 2011 compared to the same periods in 2010.

•
Service revenue associated with the Information Technology segment was $875,000 and $1,898,000 in the three and nine months ended September 30, 2011, respectively, an increase of 45 percent and 4 percent compared to the respective periods in 2010.  Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services.  In both the quarter and year-to-date periods in 2011 compared to the same periods in 2010, revenue from maintenance and support contracts as well as revenue from processing services increased due to a larger installed base of customers that pay for maintenance and technical support and card processing services. Revenue from professional services projects that were completed for CoreCard customers was higher in the third quarter of 2011 but lower in the year-to-date period of 2011, as compared to the same periods in 2010. The number and timing of professional services contracts vary significantly from period to period based on customer requirements and priorities.

Cost of Revenue – Total cost of revenue was 46 percent and 49 percent of total revenue in the three and nine month periods ended September 30, 2011, respectively, compared to 50 percent and 52 percent of total revenue in the three and nine month periods ended September 30, 2010, respectively.  The changes between periods reflect variations in ChemFree’s and CoreCard’s product and service mix from period to period.

•
Cost of product revenue was 43 percent and 47 percent of product revenue in the three and nine months ended September 30, 2011, respectively, compared to costs of 51 percent and 53 percent of product revenue in the respective periods in 2010.  In 2011, the lower cost of sales as a percent of revenue reflects a favorable mix at ChemFree of higher margin consumable products in 2011 as well as some unit cost reductions from bringing its filter production in-house in 2011. In addition, CoreCard’s costs associated with the software contracts recognized in 2011 were proportionately lower than the costs associated with contracts recognized in 2010, because the 2011 contracts were variable rather than fixed price contracts, as was the case in 2010.

•
Cost of service revenue (which relates to our CoreCard business only) was 57 percent and 59 percent of service revenue in the three and nine month periods ended September 30, 2011, respectively, as compared to 44 percent and 46 percent of service revenue in the respective periods last year.  The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue.  Cost of service revenue includes three components: the costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of our U.S. and offshore employees working on the project. Our initial costs to provide card processing services are high relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. We had no such costs in the third quarter and year-to-date periods in 2010 because we were not yet offering card processing services. CoreCard is providing a high level of support to its customers for both maintenance and professional services activities to ensure it builds a solid base of customers and puts in place an infrastructure for future growth.

Operating Expenses – In the three and nine month periods ended September 30, 2011, total consolidated operating expenses were higher by 5 percent and 12 percent, respectively, than in the corresponding periods in 2010.  Consolidated marketing expenses were relatively unchanged in the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. Consolidated general and administrative expenses were higher by 12 percent ($77,000) and $192,000 (9 percent) in the three and nine month periods ended September 30, 2011, respectively, compared to the respective periods in 2010 due mainly to higher legal expenses related to the legal matters described in Part II, Item 1 of this Form 10-Q as well as higher consulting expenses related to an accounting system upgrade in the third quarter of 2011.  Consolidated research and development expenses were 2 percent and 29 percent higher in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010, due mainly to an increase in the number of employees and compensation rates at the company’s India based software development and testing operations.

Interest Income, net – We recorded net interest income of $8,000 and $25,000 in the three and nine month periods ended September 30, 2011, respectively, compared to net interest income of $19,000 and $63,000 in the three and nine month periods ended September 30, 2010, respectively.  The decrease between periods reflects primarily the fact that our total note receivable related to the sale of our former VISaer subsidiary was lower in 2011 than in 2010 due to a write down of the carrying balance of the note receivable in the quarter ended December 31, 2010, as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method.  We recorded a net equity loss of $17,000 and net equity income of $3,000 of our affiliate company in the three and nine month periods ended September 30, 2011, respectively, compared to net equity losses of $10,000 and $32,000 in the three and nine months ended September 30, 2010, respectively.  Changes between periods reflect variations in profitability of the affiliate company in 2011.

Other Income – As explained in more detail in Note 2 to the Consolidated Financial Statements, the year-to-date results for 2011 include income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter.

Income Taxes – We recorded $51,000 and $99,000, in the three and nine month periods ended September 30, 2011, respectively, for state income tax expense, which includes $27,000 in the year-to-date period in connection with uncertain tax positions.  By comparison we recorded $27,000 and $110,000 in state income tax expense in the comparable periods in 2010, including $56,000 in the year-to-date period in 2010 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at September 30, 2011 was $2.7 million compared to $2.9 million at December 31, 2010.  During the nine months ended September 30, 2011, significant sources of cash include receipt of a $600,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K) as well as receipt of a $450,000 payment related to the Settlement Agreement (as explained in more detail in Note 2 to the Consolidated Financial Statements contained herein).  Major working capital changes included:

•
an increase in accounts receivable of $584,000 due to a higher level of billings on software projects completed in the third quarter of 2011 (as compared to the fourth quarter of 2010) as well as a change in payment terms for a large customer

•
an increase of $161,000 in inventory due to higher levels of certain materials that had been backlogged at the end of December 2010 and lower than anticipated sales in the third quarter of SmartWasher® machines

•
a net decrease in deferred revenue of $846,000 reflecting the recognition of revenue upon completion of new software contracts on which milestone billings had been deferred in prior periods until contract completion

During the first nine months of 2011, we used $382,000 cash to acquire capital equipment mainly to upgrade CoreCard’s data centers and India office for its new processing services, software testing automation initiatives and additional off-shore employees as well as vehicle, production and software purchases at ChemFree.  During the first nine months of 2011, we used $222,000 cash to purchase marketable securities classified as available for sale.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each.  Management discusses its estimates and judgments with the Audit Committee of the Board of Directors.  For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2010.  During the three and nine month periods ended September 30, 2011, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

•
One of ChemFree’s customers represented 27 percent of our consolidated revenue in the first nine months of 2011 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

•
It is unclear whether the activity in the ChemFree legal action described in Note 9 to the Consolidated Financial Statements will have any impact on our ChemFree subsidiary in the foreseeable future but if the finding of invalidity of certain of ChemFree’s patents is sustained by the Court of Appeals, it could result in increased competition in the marketplace and greater price pressure and lower margins, thus potentially impacting revenue, profits and projected cash flows.  In addition, it is possible that a negative ruling could affect management’s estimate of future cash flows related to the affected patents.  This could result in a write down of some or all of the unamortized carrying value of the ChemFree patents, which was $144,000 (for all ChemFree patents) as of September 30, 2011.

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

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported in Part 1, Item 3 of our 2010 Annual Report on Form 10-K, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia. The complaint alleged that certain of the defendants’ products infringed four U.S. patents held by ChemFree and sought a ruling to compel the defendants to cease their infringing activities. The defendants asserted various defenses. The trial took place during the week of July 13, 2009.  On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. In his ruling on invalidity of four of ChemFree’s patents due to obviousness, the judge relied heavily on a 2007 U.S. Supreme Court ruling (issued more than three years after ChemFree’s lawsuit was filed) which modified the manner for determining obviousness of a patent by replacing the long-standing rigid application of the “teaching, suggestion or motivation test” for determining obviousness with an “expansive and flexible approach”. ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions followed by the filing of a Second Motion for Additional Findings and Conclusions.  In October 2010, the judge hearing the case was arrested on criminal charges by the FBI, subsequently resigned and ChemFree’s case was reassigned to a new judge.  On June 6, 2011, the new judge issued a ruling in J. Walter’s favor upholding the invalidity finding of the first judge and awarding recovery of allowable taxable costs from ChemFree.  On July 1, 2011, ChemFree appealed the ruling to the United States Court of Appeals for the 11th Circuit. ChemFree also filed a motion to disallow the clerk’s recovery of allowable taxable costs.  On September 30, 2011, the court reduced the amount of allowable taxable costs to approximately $75,000.  While the company presently believes it will prevail in the patent appeal, there can be no certainty that the Court of Appeals will find in its favor.

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Item 6.  Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 14, 2011	By:	/s/ J. Leland Strange
J. Leland Strange Chief Executive Officer, President

Date: November 14, 2011	By:	/s/ Bonnie L. Herron
Bonnie L. Herron Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3 .1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)
3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Instance Document