Form 10-K
period 2011-12-31
INTELLIGENT SYSTEMS CORP
filed 2012-03-22
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2011 was $5,641,365 (computed using the closing price of the common stock on June 30, 2011 as reported by the NYSE AMEX).  As of February 29, 2012, 8,958,028 shares of common stock of the registrant were outstanding.

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

ITEM 1.     BUSINESS

Overview

Intelligent Systems Corporation, a Georgia corporation, and its predecessor companies have operated since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms “company”, “us”, “ours”, “we”, Registrant and similar words to refer to Intelligent Systems Corporation and subsidiaries. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our Securities and Exchange Commission (“SEC”) reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.

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

Industry Segments Overview

Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products.  The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”).  As of December 31, 2011, we own 100 percent of ChemFree and 96 percent of CoreCard.  We also have two wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India that perform software development and testing for CoreCard but do not sell products or services to third parties.  On April 16, 2008, we sold the business of our VISaer, Inc. subsidiary and accordingly, we have classified the VISaer operations as discontinued operations.

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

Intelligent Systems Corporation

The business in our segments is not seasonal on a consolidated basis although there is generally some slowdown in demand in Europe during the third quarter of the year for our ChemFree products.

Industrial Products Segment

ChemFree Corporation – ChemFree, our largest subsidiary in terms of revenue and profit, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark.  The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts and weapons, without using hazardous, solvent-based chemicals.  Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter, naturally occurring microorganisms, and aqueous-based degreasing solutions.  Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the cleaning process and the SmartWasher® system is completely self-cleaning.  Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us.  Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.  ChemFree has numerous U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets.  As the leader in bio-remediating parts washers, ChemFree introduces new versions and enhancements of its products, formulations and consumable supplies to the market on a regular basis.  ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program.  To date, OzzyJuice® is the only bio-remediating parts washing fluid to be so recognized.

ChemFree’s markets include the automotive, transportation, industrial and military markets.  The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies.  Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products.  One of ChemFree’s domestic distributors, NAPA, represented 11 percent and 12 percent of our consolidated revenue in 2011 and 2010, respectively.  Part of ChemFree’s revenue is derived from lease contracts under which ChemFree provides SmartWasher® machines and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.

ChemFree also sells to large volume corporate customers on a direct basis rather than through its distributor network.  One such corporate customer, Cintas Corporation, accounted for 27 percent and 32 percent consolidated revenue in 2011 and 2010, respectively.  Cintas buys machines and consumables from ChemFree and provides them to its lease customers in conjunction with regular visits by its service teams to change filters and replenish fluids.  In 2010, a lease with services program was successfully launched in Australia by another ChemFree customer and several other initiatives are being explored with customers in other international markets. These international markets are individually much smaller than the U.S. domestic market.  ChemFree is also piloting a program in one U.S. city to provide leased machines with a regular service component on a direct basis.  If successful, the program could be expanded to other cities where there is an unmet demand for such a service offering.

ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms.  Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance.  Specifically,

•
The SmartWasher® system is available in a variety of model sizes and features to meet specific customer needs and all models incorporate ChemFree’s bio-remediating system, employing a heater, recirculating pump, proprietary aqueous based de-greasing fluid and microbe impregnated filter. Compared to solvent-based systems, these features make the SmartWasher® system safer, non-flammable and non-caustic to users and do not require expensive contracts to haul and dispose of regulated materials.

•
ChemFree’s products have a positive environmental impact because, unlike solvent-based systems, they provide necessary cleaning functions to users without using or generating hazardous chemicals or by-products.  As noted above, ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program, the only bio-remediating parts washing fluid to be so recognized to date.

Intelligent Systems Corporation

•
Unlike solvent-based systems, the SmartWasher® system does not expose workers to harmful, irritating chemicals.  ChemFree’s fluid is non-flammable, non-caustic and produces no VOC emissions, thus reducing the likelihood of fire and enhancing the safety and health of workers and the workplaces in which parts washers are used.

•
The SmartWasher® bio-remediation process uses naturally occurring microbes to break down grease, oil and other harmful contaminants into harmless carbon dioxide and water. Since the SmartWasher® system does not generate hazardous substances that are subject to strict environmental regulations, users of the SmartWasher® system eliminate their “cradle to grave” liability and the costs associated with solvent-based systems to comply with regulations for properly manifesting, recordkeeping, hauling and disposing of hazardous substances.

•
Customer feedback as well as market acceptance and repeat orders over more than ten years indicate that the SmartWasher® system cleans as quickly and effectively as solvent-based systems, while providing the additional advantages of positive environmental, health and safety features.

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

Customer and warranty service, covering one to three year periods, generally consist of shipping a replacement part to the customer or returning a defective product to either ChemFree or its distributors and dealers.  ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia.  ChemFree blends its proprietary fluid at its facility in Norcross, Georgia and at third party facilities in certain international markets under non-exclusive blending arrangements.  While it is possible to acquire most raw material parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds.  One sub-assembly and certain molded plastic parts have only a single qualified supplier presently and shortages or price increases associated with such sole-source suppliers could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold.  ChemFree has from time to time experienced limited shortages of a sole-sourced molded part that is included in one of its products, but this has not had and is not anticipated to have a material impact on its business due to the limited revenue and margin derived from such product.  Recently we experienced some price increases for raw materials and subassemblies and expect that some general price inflation will continue for the foreseeable future; however, it is unclear how significant this will be. In 2011, ChemFree increased the selling price of certain of its products that offset in part increases in the cost of certain component parts and raw materials although, for competitive and other reasons, it may not be able to increase prices on a regular basis.

Information Technology Products and Services Segment

CoreCard Software, Inc. – The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”).  Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but do not sell products or services to third parties.  Accordingly, this discussion describes the CoreCard business as a single business unit.  CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions.  The CoreCard® software solutions allow companies to offer various types of debit and credit cards as well as revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network associations.

Intelligent Systems Corporation

The CoreCard® proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:

•
Credit/Debit Cards – revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc.  Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e. MasterCard or VISA) bank cards, fleet cards, short-term consumer loans and revolving accounts receivable.

•
Prepaid Cards – pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest.  Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, healthcare cards, government assistance payments, and transit cards.

The CoreCard® software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation.  For example, the CoreCard® solutions are feature-rich, browser-based financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts.  In addition, because the CoreCard products are designed to run on low cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers benefit from a lower overall cost-of-ownership and scalability by simply adding additional servers as their card volume grows.  The CoreCard product functionality includes embedded multi-lingual, multi-currency support, a web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries.  These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, all available either for in-house license, outsourced processing (Software as a Service or “SaaS”) or Platform as a Service (PaaS), at the customer’s option.  CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the CoreCard processing environment and transfer it in-house for customer controlled processing at a later date.

•	License - Typically CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for their unique requirements, at the customer controlled location.
•
SaaS - CoreCard has expanded the ways customers can access or deploy its software and now offers processing services that allow customers to outsource their card processing requirements to CoreCard.  CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer in a Software-as-a-Service model.

•
PaaS - For customers who prefer greater customization and control of the processing environment, CoreCard offers its software, uniquely customized for the customer, hosted by CoreCard on customer owned equipment at the CoreCard data center, in a Platform-as-a-Service offering.

It has taken more time and resources than expected to build the relationships and infrastructure to support CoreCard’s new processing services line of business. However, CoreCard is now processing prepaid cards and is positioned to add new processing customers in 2012.  CoreCard has set up its data processing center and disaster recovery site at secure third party locations and has received a certification of compliance with the Payment Card Industry (PCI) Data Security Standards, an important step in ensuring protection of all consumer data handled by the CoreCard processing system. CoreCard has also implemented the necessary processes and internal controls to receive a SSAE 16 attestation report that can be relied on by its processing customers.

We have a relationship with Central National Bank (the “Bank”) that we believe is an important step in building the CoreCard processing business. The Bank is working with us to provide consulting expertise to CoreCard’s processing operations and to define new features and functionality that will be attractive to prepaid card program managers. We expect to gradually transition to CoreCard the processing of some or all of the prepaid cards for which the Bank is presently the issuer and processor. CoreCard and the Bank have agreed to make mutual referrals of prospective business to each other where appropriate and to otherwise cooperate on building the CoreCard processing business. In recognition of the Bank’s ongoing contribution to the company, Intelligent Systems (which presently owns approximately 96% of CoreCard) entered into an Option Agreement with the Bank on March 20, 2012 that provides to the Bank an option to acquire five percent (5%) of ISC’s ownership in CoreCard. The percentage can increase, up to ten percent (10%), based on achievement of certain card volumes as defined in the Option Agreement.  Please refer to Note 17 of the Consolidated Financial Statements.

Intelligent Systems Corporation

CoreCard’s principal target markets include accounts receivable businesses, prepaid cards issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets.  CoreCard competes with third-party card processors that allow potential prospects to outsource their account transaction processing rather than acquire software to manage their transactions in-house.  CoreCard also competes to some extent with larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules.  Certain of CoreCard’s competitors, especially certain processors, may have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers a robust technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe our processing option is an attractive alternative particularly for small, prepaid card issuers or other companies entering new credit or prepaid markets that may not have the technology expertise to run the software in-house initially. Under our processing option, customers will contract with CoreCard to provide them with processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard® software platform and modules include CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreSALES™, CoreAPP™ and CoreACQUIRE™.  Using the same base transaction processing called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE is available in different versions tailored to the requirements for issuing Prepaid cards, Fleet cards, Bank cards or Private Label cards/accounts as well as accounts receivable management.  In addition, CoreCard configures and/or customizes its base modules with additional or specific functionality to meet each customer’s requirements.  The company has developed a comprehensive suite of products and has sold such products to customers in the Prepaid, Fleet, Private Label, Retail and Credit markets.  As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements.  To date, CoreCard has focused its extensive development and limited sales activities on building a solid and growing base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. Historically, most of the company’s software sales have resulted from prospects contacting CoreCard based on an online search, although the company plans to devote more extensive resources to sales and marketing activities in the future.  CoreCard sells its products directly to customers in the U.S. but may work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities.  CoreCard’s software products are typically sold in competitive situations with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with initial contract revenue typically ranging from $150,000 to over $1 million. We also derive service revenue from implementation, customization, training, and annual maintenance and support contracts. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on software contracts may lead to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and profit or loss. In addition to licensing our software, we now offer processing services (running on the CoreCard software platform).  Processing customers pay an implementation and setup fee plus monthly service fees under a contract with a term of three or more years.

CoreCard does not need governmental approval for its products and services.  However, CoreCard’s licensed software products are used by its customers to manage and process various credit, debit and prepaid card programs and there are a number of federal and state regulations governing the issuance of and the processing of financial transactions associated with such cards. CoreCard’s customers are required to comply with such regulations and, to the extent that customers depend on their licensed CoreCard software to manage and process their card accounts, the CoreCard® software features and functionality must allow customers to comply with the various governmental regulations. CoreCard continually evaluates applicable regulations and regularly upgrades and enhances its software to help its customers meet their obligations to comply with current and anticipated governmental regulations. As part of CoreCard’s CoreProcessing services, CoreCard is responsible for providing processing services, including data and network security, which enable its customers to be in compliance with all applicable governmental regulations. Depending on the extent of changes in new governmental regulations, CoreCard may from time to time incur additional costs to modify its software to be compliant. CoreCard has no costs related to compliance with environmental laws.

Intelligent Systems Corporation

We believe that the uncertainty and turmoil in the financial services sector of the domestic U.S. marketplace had a negative impact on buying decisions for potential customers in recent years. The situation has impacted and may continue to impact the willingness and ability of banks and network associations (such as MasterCard or VISA) to approve new customer programs which could lower demand for our product and service offerings in the near-term.

Incubator Program

For more than twenty years, we have operated the Gwinnett Innovation Park (formerly called the Intelligent Systems Incubator) at our corporate facility in Norcross, a suburb of Atlanta, Georgia.  In exchange for a monthly facility fee, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, coaching, and a network of peers.  Lease income from incubator companies reduces our total corporate facility and personnel costs by approximately $40,000 per year. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a positive way by supporting entrepreneurship and start-ups, with limited financial outlay.

Minority-Owned Partner Companies

From time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a technology company with a software-as-a-service (SaaS) offering to help companies manage their purchases and expenses associated with consumable supplies (such as printer supplies, cleaning chemicals, cell phone programs, marketing materials, etc.) through a personalized online store that includes only those products and vendors that each CoreXpand customer has approved.  Vendors of supplies also use CoreXpand’s SaaS solution to provide convenient e-commerce stores for their clients to view and order from their catalogs.    CoreXpand is located in the Gwinnett Innovation Park incubator.

Research and Development

We spent $2.6 million and $2.2 million in the years ended December 31, 2011 and 2010, respectively, on company sponsored research and development.  During such years, almost all of our consolidated research and development expense is related to our CoreCard subsidiary, with the balance spent for research at ChemFree.  In the past two years, we significantly increased the number of employees in our offshore operations in India for software development and testing for our Information Technology Products and Services segment, at a lower cost per employee than the domestic workforce.

Patents, Trademarks and Trade Secrets

Our ChemFree subsidiary has 12 U.S. patents issued and 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bio-remediation used in the SmartWasher® system. The patents generally expire in 2014. ChemFree considers these patents as one component of its overall business strategy. In addition, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage.  CoreCard has one U.S. patent covering aspects of its core software platform.  It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary.  We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions various trademarks and service marks for our products.  We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property.  Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreFRAUD™ and others.

Intelligent Systems Corporation

Personnel

As of February 29, 2012, we had 255 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries).  Of these, 212 are involved in software development, testing and operations; 37 in manufacturing operations; and 6 in corporate functions.  Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

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

ITEM 2.     PROPERTIES

At February 29, 2012, we have a lease covering approximately 61,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease was renewed on June 1, 2009 for a three year term ending May 31, 2012.  Approximately 5 percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our business incubator.  We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries.  We believe our facilities are adequate for the foreseeable future.  We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.

ITEM 3.     LEGAL PROCEEDINGS

ChemFree Patent Matter – Our ChemFree subsidiary has been involved since 2004 in a legal matter related to a patent infringement action brought against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States District Court for the Northern District of Georgia.  On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions. Subsequently, the judge issued a ruling upholding the invalidity finding and awarding recovery of allowable taxable costs from ChemFree. On July 1, 2011, ChemFree appealed the ruling to the United States Court of Appeals for the 11th Circuit. On September 30, 2011, the court reduced the amount of allowable taxable costs to be paid by ChemFree to approximately $75,000.  The Court of Appeals issued its final ruling on March 12, 2012, affirming the invalidity findings of the lower court with respect to the four patents.

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree.  The complaint seeks a ruling to compel the defendant to cease its infringing activities.  The matter is in a preliminary phase.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

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

Year Ended December 31,	2011		2010
	High	Low	High	Low
1st Quarter	$2.90	$1.22	$1.38	$0.94
2nd Quarter	2.03	1.13	1.33	0.91
3rd Quarter	1.98	1.28	1.35	0.98
4th Quarter	1.92	1.21	1.85	0.98

We had 296 shareholders of record as of February 29, 2012. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 6 to the Consolidated Financial Statements.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2011.

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

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products.  Service revenue related to our software products consists of fees for consulting, training, customization, reimbursable expenses, maintenance, customer support and processing services.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions. As an alternative to selling our parts washers, we may lease our equipment.  For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease. We also recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of the shipping and handling to customers as a component of cost of revenue.

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

We review each contract to determine if multiple elements exist. Currently, only arrangements under the initial contract described above contain multiple elements.  Our revenue recognition policies for each of the situations described above is discussed below.

Presently, our initial software contracts do not meet the criteria for separate accounting because the software may require significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate historical basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with new software implementations, principally related to changes in customer requirements, that make estimates unreliable.

Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognized at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining.  We account for the PCS element contained in the initial contract based on vendor-specific objective evidence of fair value, which are annual PCS renewal fees, and PCS is recognized ratably on a straight-line basis over the period specified in the contract.  Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract.  Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.

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

Valuation of Intangibles - The determination of the value of intangible assets, especially with respect to goodwill, requires management to make estimates and assumptions that affect the amount of future period amortization expenses and possible impairment expense that we will incur. Sometimes we use the services of a third party appraiser to provide a valuation of material intangible assets. However, the nature of some assets requires management to make estimates which are very subjective.  Furthermore, the period over which we amortize certain intangibles may change based on future conditions and consequently we may need to adjust the intangible value and/or amortization period, which could require us to increase the amount of amortization expense we record each period or to take a non-cash charge to reduce the value of the intangible. We review the values assigned to long-lived assets, generally using an estimate of the undiscounted cash flows of the entity over the remaining life of the asset, when conditions exist or events occur that cause us to believe that long-lived assets are impaired. Any resulting impairment, which is the excess of the carrying value over the fair value of the long lived assets, could require a write-down that would have a material adverse impact on our financial condition or results of operations. At December 31, 2011, the carrying value of intangibles of $133,000 relates solely to the ChemFree patents.

Accrued Expenses - Management regularly makes estimates with respect to expenses that should be accrued in the current reporting period, based on its best judgment of expenses that may be incurred in the future. Our ChemFree subsidiary accrues for estimated costs associated with its product warranties as an expense in the period the related sales are recognized. Such estimates are based on a number of factors, mainly on historical data of costs for warranty parts and services. Warranty accrual rates are reviewed and adjusted periodically. For new products introduced into the market, there is no historical data on which to base accrual rates and management estimates the warranty rates based on its best judgment, taking into consideration warranty costs for similar products where possible. In hindsight, actual warranty expenses may be more or less than estimated and could result in an adjustment to the warranty accrual in future periods. Management also regularly assesses any liability related to legal activity and uses its best judgment to determine the likelihood and potential cost for any such liability and what amount, if any, should be accrued. The litigation process is inherently uncertain and it is possible that the resolution of a legal matter might be different than management’s belief and judgment, which could have a material adverse effect upon the financial condition and/or results of operations of the company.

Intelligent Systems Corporation

Executive Summary

We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and from sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists of fees for consulting, customization, training, processing services, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

•	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.
•
Software license revenue in a given period may consist of a relatively small number of contracts and contract values can vary considerably depending on the software product and scope of the license sold. Consequently, even minor delays in delivery under a software contract (which may be out of our control) could have a significant and unpredictable impact on the consolidated revenue that we recognize in a given quarterly or annual period.

•
Customers may decide to postpone or cancel a planned implementation of our software for any number of reasons, which may be unrelated to our software or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis and is focusing on maintaining profitable operations at current revenue levels. Our CoreCard subsidiary is not consistently profitable, mainly due to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to and implemented by its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over the life of each contract while we are currently investing in the infrastructure, resources and processes to support a growing processing business. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty on a quarterly basis.

From time to time, we derive income from sales of holdings in affiliate and other minority-owned companies or we may record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of affiliate companies accounted for by the equity method. The timing and amount of the gain or loss recognized as a result of a sale or the amount of equity in the income or losses of affiliates generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

In recent years, most of our cash has been generated by our ChemFree operations and, on an irregular basis, from sales of our investments or subsidiaries, and from a shareholder rights offering in mid-2009. We have used a significant amount of the cash received from these transactions and operations to support the domestic and international operations associated with our CoreCard subsidiary and the corporate office.

For additional comments on issues that may impact us, please read the section entitled Factors That May Affect Future Operations on page 15.

Intelligent Systems Corporation

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 2 to the Consolidated Financial Statements, we sold our former VISaer business in April 2008 and have accounted for the VISaer business as Discontinued Operations in the Consolidated Financial Statements since the sale. Accordingly, management’s discussion of the results of operations does not include the VISaer operations in the discussion of continuing operations for either period presented.

Overview of 2011 Compared to 2010

In 2011, results were essentially in line with our expectations. ChemFree achieved revenue growth of 4 percent compared to 2010, and careful management of costs and inventory levels as well as non-recurring income of $450,000 (less $75,000 of taxable costs) related to resolution of  legal matters resulted in a solidly profitable year for ChemFree. We anticipate that ChemFree will continue to be consistently profitable in the foreseeable future as it focuses on maintaining current revenue levels pending a more robust recovery in the markets it serves. CoreCard licenses its software to customers in the financial services industry which has been experiencing a changing regulatory environment and some global instability. We believe this has had and may continue to have some impact on CoreCard’s revenue and prospects for new customers (such as issuers, processors and program managers of credit and prepaid cards) in the foreseeable future as companies postpone software purchases and implementations or encounter reluctance by financial institutions to act as sponsor banks for prospective customers. We are carefully monitoring the evolving dynamics in our markets as we add new resources, products, infrastructure and marketing activities to support existing customers and to continue to add new customers. It has taken more time and resources than expected to build the relationships and infrastructure to support CoreCard’s processing services initiative. We believe CoreCard is now positioned to expand its prepaid card processing business in 2012, although we expect to incur losses in the processing business in the near term as revenue from processing customers is spread over multi-year contracts and we will need to continue to invest in this effort.

Revenue - Total consolidated revenue for the year ended December 31, 2011 was $16.3 million, an increase of 6 percent compared to $15.4 million for the prior year.  Revenue in 2011 from product sales was $13.8 million, an increase of 4 percent compared to 2010 while revenue from services rose by 17 percent in 2011 to $2.5 million.

Product revenue includes sales and leases of SmartWasher® machines and consumable supplies by our ChemFree subsidiary in the Industrial Products segment as well as software licenses by our CoreCard Software subsidiary in the Information Technology Products and Services segment.

•
In 2011, total product revenue was $13.8 million compared to $13.3 million in 2010.  In both 2011 and 2010, over 85 percent of total product revenue is derived from sales of products in the Industrial Products segment and the balance is license revenue generated by the Information Technology and Services segment. ChemFree’s revenue from international sales as well as domestic U.S. consumable supplies and lease revenue grew year-over-year, reflecting a larger installed base of Smartwasher® units. However, a significant decrease in the number of new Smartwasher® units sold in the domestic U.S. market in 2011 resulted in an overall decline in ChemFree revenue of 3 percent compared to 2010.

•
Product revenue from ChemFree’s international sales increased by 10 percent in 2011 compared to 2010. The increase in the number of machines and consumables sold reflects stronger demand in our European markets as well as Australia in which our distributor network combines a regular service component with machines that their customers lease from them.  This is similar to a successful sales model employed by ChemFree’s largest domestic customer.

•
Compared to 2010, license revenue generated by the Information Technology Products and Services segment almost doubled in 2011, representing approximately 13 percent of total product revenue in 2011. Revenue recognized in a given period reflects both the number of new software implementations completed as well as the contract value of completed contracts.  Our contract values range from $150,000 to over $1 million depending on the scope and type of software licensed. In 2011, the value of the contracts completed was higher than in 2010, resulting in the increase in revenue from year-to-year. As we have frequently cautioned, a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition. With mission-critical, complex software systems such as those sold by CoreCard, customer requirements, available resources and testing cycles may increase the scope and length of time to complete the project beyond the original schedule.

Intelligent Systems Corporation

Service revenue generated by our Information Technology Products and Services segment increased by 17 percent to $2.5 million in 2011 as compared to 2010. This year-to-year increase reflects more professional services projects that were completed for customers in 2011 and more maintenance revenue associated with a growing installed base of customers that pay for maintenance and technical support. We expect that maintenance revenue will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue - Total cost of revenue was $8.3 million (51 percent of total revenue) in 2011 compared to $8.1 million (52 percent of total revenue) in 2010.

•
Cost of product revenue in 2011 was $6.7 million (48 percent of total product revenue) as compared to $7.0 million (52 percent of total product revenue) in 2010.  The change between periods primarily reflects favorable changes in product mix in 2011 as compared to 2010. In the Industrial Products sector, a larger percentage of revenue was derived from consumable supplies which have a lower cost of sales than do parts washers, which made up a significantly larger component of product revenue in 2010. Also, compared to 2010, a larger percentage of total product revenue in 2011 was derived from sales of software licenses which have a relatively lower cost of sales than do parts washer equipment. Also, in 2011, ChemFree increased the selling price of certain of its products, offsetting in part increases in the cost of certain component parts and raw materials. For competitive and other reasons, it may not be able increase prices on a regular basis in the future.

•
Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $1.6 million (62 percent of service revenue) in 2011 as compared to $1.1 million (52 percent of service revenue) in 2010. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the cost and gross margin on service revenue. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of U.S. and offshore employees working on the project. Our initial costs to provide card processing services are high relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. We had no such costs in 2010 because we were not yet offering card processing services. CoreCard is providing a high level of support to its customers for both maintenance and professional services activities to ensure it builds a solid base of customers and puts in place an infrastructure for future growth.

Operating Expenses - Total consolidated operating expenses were 9 percent higher in 2011 than in 2010. Consolidated marketing expenses were 2 percent ($49,000) lower in 2011 compared to 2010 primarily due to lower sales commissions paid on lower parts washer machine sales. Consolidated general and administrative expenses were higher by 8 percent ($231,000) in 2011 compared to 2010 due mainly to higher legal expenses related to the legal matters described in Notes 3 and 8 to the Consolidated Financial Statements and consulting expenses related to an accounting system upgrade. Consolidated research and development expenses were 20 percent ($429,000) higher in 2011 as compared to 2010, due mainly to an increase in the number of employees and compensation rates at the company’s India based software development and testing operations.

Interest Income, net - We had net interest income of $31,000 in 2011 and $80,000 in 2010, respectively. The decrease between periods reflects primarily the fact that our note receivable related to the sale of our former VISaer subsidiary was lower in 2011 than in 2010 due to a write down of the carrying balance of the note receivable in the quarter ended December 31, 2010, as explained in more detail in Note 2 to the Consolidated Financial Statements.

Equity Earnings (Losses) of Affiliate Company - We recognize our pro rata share of the earnings and losses of an affiliate company that we record on the equity method. In 2011 we recorded $2,000 in net equity income of the affiliate company compared to $41,000 in net equity losses of the affiliate in 2010. The change between periods reflects improved profitability of the affiliate company.

Other Income - As explained in more detail in Note 3 and Note 8 to the Consolidated Financial Statements, the results for 2011 include income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter as well as an accrued expense of $75,000 related to taxable costs to be paid by ChemFree based on the final ruling of the Court of Appeals on the patent matter.

Intelligent Systems Corporation

Income Taxes – We recorded $93,000 and $130,000, in the years ended December 31, 2011 and 2010, respectively, for state income tax expense, including amounts accrued for uncertain tax positions.

Discontinued Operations

Loss on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, in 2010 we wrote down the carrying value of a note receivable from the buyer of the assets of our VISaer business and reduced a related note payable. The net effect was $345,000 which was recorded as a loss on sale of discontinued operations in the fourth quarter of 2010.

Liquidity and Capital Resources

Our cash balance at December 31, 2011 was $3.2 million compared to a cash balance of $3.0 million at December 31, 2010.   During the 12 months ended December 31, 2011, significant sources of cash include a $600,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements) as well as receipt of a $450,000 payment related to settlement of a legal matter (as explained in more detail in Note 3 to the Consolidated Financial Statements). We generated $397,000 net cash from operations. Working capital changes included:

•	an increase in accounts receivable of $277,000 due mainly to higher balances at our international distribution partners
•
a net decrease in current deferred revenue of $717,000 reflecting the recognition of revenue in 2011 upon completion of new software contracts on which milestone billings had been deferred in prior periods until contract completion

•	an increase in accounts payable of $141,000 due mainly to differences in the amount and timing of non-inventory vendor invoices at year end
•	a decrease in accrued payroll of $90,000 due mainly to bonuses earned by the ChemFree management team in 2010 that were paid in the first quarter of 2011

In 2011, we used $464,000 cash to acquire capital equipment mainly to upgrade CoreCard’s data centers and the India office for its new processing services, software testing automation initiatives and additional off-shore employees as well as vehicle, production and software purchases at ChemFree. We do not expect any significant changes to this spending level in the foreseeable future and presently do not foresee any difficulties funding such purchases. We also used $222,000 cash to purchase marketable securities classified as available-for-sale but do not expect to make any significant additional purchases in the foreseeable future.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2011 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs.  In 2011, we did not have any borrowings under the bank line of credit. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2012, subject to the bank renewing the line for an additional period.  If the bank does not renew our line of credit and if we have unforeseen cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

•
Further weakness in the global financial markets could have a negative impact on CoreCard due to potential customers (most of whom perform some type of financial services) delaying purchase or software implementation decisions.

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

•
As an alternative to licensing its software, CoreCard is now offering processing services running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if CoreCard fails to manage the risks associated with its processing operations, it could have a negative impact on our business.

•
One of ChemFree’s customers represented approximately 27 percent of our consolidated revenue in 2011 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

•	Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders.
•
Anticipated increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs. In 2011, the company raised prices on certain of its SmartWasher® products to offset cost increases but may not be able to do so in the future due to competitive pressure.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

Intelligent Systems Corporation

ITEM 8.     FINANCIAL STATEMENTS

The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 8 hereof.  See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
  for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. At of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at that reasonable assurance level.

(b)     Changes in internal control over financial reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.
Based on our evaluation management believes that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

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

Please refer to the subsection entitled “Proposal 1 - The Election of Three Directors - Nominees” and “Proposal 1 – The Election of Three Directors – Executive Officers” in our Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  This information is incorporated into this Item 10 by reference.  Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of Three Directors - Nominees” and “Proposal 1 – The Election of Three Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement.  This information is incorporated into this Item 10 by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

Please refer to the subsection entitled “Proposal 1 - The Election of Three Directors - Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 11 by reference.

Intelligent Systems Corporation

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under the equity compensation plans as of December 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	244,500	$1.59	425,500
Equity compensation plans not approved by security holders	98,000	$2.26	--
Total	342,500	$1.78	425,500

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In each of the years ended December 31, 2011 and 2010, respectively, twelve thousand (12,000) options were granted under the 2011 Director Plan and the Director Plan; 16,000 and 51,000 options expired unexercised in 2011 and 2010, respectively. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. A total of 164,500 and zero options were granted under the 2003 Plan in 2011 and 2010, respectively. Non-qualified stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons.  This information is incorporated into this Item 12 by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer.  Mr. Strange holds a 100% ownership interest in ISC Properties, LLC.  We paid ISC Properties, LLC $467,000 and $465,000 in the years ending December 31, 2011 and 2010, respectively.   We have determined that ISC Properties, LLC is not a variable interest entity.

Please refer to the subsection entitled “Proposal 1 - The Election of Three Directors - Nominees” in the Proxy Statement referred to in Item 10 for information regarding the independence of the company’s directors.  This information is incorporated into this Item 13 by reference.

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
(e)	2011 Non-Employee Directors Stock Option Plan

Exhibit 10.3(a) is incorporated by reference to Exhibit 10.2(a) to the Registrant’s Form 10-K for the year ended December 31, 2003.
Exhibits 10.3(b) and (c) are incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.
Exhibit 10.3(d) is incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2000.
Exhibit 10.3(e) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.

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

Intelligent Systems Corporation

10.10
Tenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 30, 2011. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.11
Settlement and Mutual Release Agreement among IBS Technics, Inc., IBS Software Services Americas, Inc., Intelligent Systems Corporation, VISaer (UK) Limited and VISaer, Inc. dated January 25, 2011.  (Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 2010.)

10.12	Settlement Agreement executed May 3, 2011. (Incorporated by reference to the Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.13	Option Agreement between Intelligent Systems Corporation and Central National Bank dated March 20, 2012, (Filed herewith.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Habif, Arogeti & Wynne, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

Intelligent Systems Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 22, 2012	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange	Chairman of the Board, President,	March 22, 2012
J. Leland Strange	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bonnie L. Herron	Chief Financial Officer	March 22, 2012
Bonnie L. Herron	(Principal Accounting and Financial Officer)

/s/ James V. Napier	Director	March 22, 2012
James V. Napier

/s/ John B. Peatman	Director	March 22, 2012
John B. Peatman

/s/ Parker H. Petit	Director	March 22, 2012
Parker H. Petit

Intelligent Systems Corporation

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia
March 22, 2012

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

As of December 31,	2011	2010
ASSETS
Current assets:
Cash	$3,152	$2,942
Marketable securities	209	--
Accounts receivable, net	2,504	2,227
Note and interest receivable, current portion	249	600
Inventories, net	824	833
Other current assets	284	404
Total current assets	7,222	7,006
Investments	1,288	1,286
Note and interest receivable, net of current portion	240	473
Property and equipment, at cost less accumulated depreciation	1,222	1,149
Patents, net	133	177
Total assets	$10,105	$10,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$463	$322
Deferred revenue, current portion	907	1,604
Accrued payroll	460	550
Accrued expenses	669	640
Other current liabilities	369	307
Total current liabilities	2,868	3,423
Deferred revenue, net of current portion	50	70
Other long-term liabilities	140	137
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at December 31, 2011 and 2010	90	90
Additional paid-in capital	21,461	21,418
Accumulated other comprehensive income (loss)	(111)	3
Accumulated deficit	(15,909)	(16,566)
Total Intelligent Systems Corporation stockholders’ equity	5,531	4,945
Non-controlling interest	1,516	1,516
Total stockholders’ equity	7,047	6,461
Total liabilities and stockholders’ equity	$10,105	$10,091

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2011	2010
Revenue
Products	$13,798	$13,290
Services	2,526	2,153
Total net revenue	16,324	15,443
Cost of revenue
Products	6,688	6,961
Services	1,574	1,116
Total cost of revenue	8,262	8,077
Expenses
Marketing	2,109	2,158
General and administrative	3,032	2,801
Research and development	2,610	2,181
Income from operations	311	226
Other income (expense)
Interest income, net	31	80
Equity in income (loss) of affiliate company	2	(41)
Other income, net	406	23
Income from continuing operations before taxes	750	288
Income taxes	93	130
Income from continuing operations	657	158
Loss on sale of discontinued operations, net of taxes	--	(345)
Net income (loss)	$657	$(187)

Income per share from continuing operations: Basic	$0.07	$0.02
Diluted	$0.07	0.02
Loss per share from discontinued operations: Basic and diluted	$0.00	(0.04)
Net income (loss) per share: Basic and diluted	$0.07	$(0.02)
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,977,196	8,958,028

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2011	2010
Common stock, number of shares, beginning of year	8,958,028	8,958,028
Additions during year	--	--
End of year	8,958,028	8,958,028
Common stock, amount, beginning of year	$90	$90
Additions during year	--	--
End of year	90	90
Additional paid-in capital, beginning of year	21,418	21,410
Additions during year	43	8
End of year	21,461	21,418
Accumulated other comprehensive income (loss), beginning of year	3	(28)
Foreign currency translation adjustment	(101)	31
Unrealized loss on available-for-sale marketable securities	(13)	--
End of year	(111)	3
Accumulated deficit, beginning of year	(16,566)	(16,379)
Net income (loss)	657	(187)
End of year	(15,909)	(16,566)
Non-controlling interest, beginning and end of year	1,516	1,516
Total stockholders’ equity	$7,047	$6,461

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$657	$(187)
Other comprehensive income:
Foreign currency translation adjustments	(101)	31
Unrealized loss on available-for-sale marketable securities	(13)	--
Total comprehensive income (loss)	$543	$(156)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$657	$(187)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	435	502
Stock-based compensation expense	43	8
Loss on sale of discontinued operations	--	344
Non-cash interest income, net	(16)	(63)
Equity in (income) loss of affiliate company	(2)	41
Changes in operating assets and liabilities, net of effect of sale of discontinued operations
Accounts receivable, net	(277)	(547)
Inventories, net	9	131
Other current assets	120	(5)
Accounts payable	141	(254)
Accrued payroll	(90)	127
Deferred revenue	(717)	319
Accrued expenses	29	75
Other current liabilities	62	1
Other long term liabilities	3	89
Net cash provided by operating activities	397	581

INVESTING ACTIVITIES:
Purchase of marketable securities	(222)	--
Proceeds from note and interest receivable	600	--
Purchases of property and equipment	(464)	(349)
Net cash used by investing activities	(86)	(349)

FINANCING ACTIVITIES:
Payments on notes payable	--	(116)
Net cash used by financing activities	--	(116)

Effects of exchange rate changes on cash	(101)	31
Net increase in cash	210	147
Cash at beginning of year	2,942	2,795
Cash at end of year	$3,152	$2,942

NON-CASH INVESTING ACTIVITIES:
Conversion of note receivable to investment	--	$108

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	--	$3
Cash paid for income taxes	$70	$52
The accompanying notes are an integral part of these consolidated financial statements.

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - In this document, terms such as the “company”, “we”, “us”, “our” and “ISC” refer to Intelligent Systems Corporation, a Georgia corporation, and its consolidated subsidiaries.

Consolidation - The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.

Nature of Operations – We are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in the Information Technology Products and Services segment include development and sales of software licenses and related processing and professional services as well as software maintenance and support by our CoreCard Software subsidiary. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 15. Included in discontinued operations are the operations of our subsidiary, VISaer, Inc., a company engaged in the development and sales of software products and services, which business and operating assets were sold effective April 15, 2008.  Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.

Use of Estimates - In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation of our investments, depreciation and amortization expense, warranty expense, accrued expenses and deferred income taxes.

Translation of Foreign Currencies - We consider that the respective local currencies are the functional currencies for our foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are accumulated as accumulated other comprehensive gain or loss as a separate component of stockholders’ equity.  Upon sale of an investment in a foreign operation, the currency translation adjustment component attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of gain or loss on sale of discontinued operations.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms.  They are stated at the amount management expects to collect.  We sell our products to distributors and end users involved in a variety of industries, principally automotive parts and repair and financial services. We perform continuing credit evaluations of our customers’ financial condition and we do not require collateral.  The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2011 is adequate.  Refer to Note 5.  However, actual write-offs might exceed the recorded allowance.

Marketable Securities – Our marketable securities are classified as available-for-sale are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The cost basis of the marketable securities is $222,000 and at December 31, 2011, an unrealized loss of $13,000 was included in other comprehensive loss.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value.  The value of inventories, net of allowances of $76,000 and $61,000 at December 31, 2011 and 2010, respectively, is as follows:

(in thousands)	2011	2010
Raw materials	$760	$720
Finished goods	64	113
Total inventories	$824	$833

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations.  For each of the years ended December 31, 2011 and 2010, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3 – 5
Furniture and fixtures	5 – 7
Leasehold improvements	1 - 5
Building	39

The cost of each major class of property and equipment at December 31, 2011 and 2010 is as follows:

(in thousands)	2011	2010
Machinery and equipment	$3,682	$3,275
Furniture and fixtures	155	155
Leasehold improvements	277	277
Building	590	605
Subtotal	4,704	4,312
Accumulated depreciation	(3,482)	(3,163)
Property and equipment, net	$1,222	$1,149

Depreciation expense was $391,000 and $457,000 in 2011 and 2010, respectively.  These expenses are included in general and administrative expenses, except with respect to our Industrial Products segment, where the component of depreciation expense that relates primarily to production activities and products leased to customers is included in cost of revenue.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers.    The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2011 and 2010 was as follows:

(in thousands)	2011	2010
Cost of leased equipment	$1,028	$924
Accumulated depreciation	(784)	(746)
Carrying value of leased equipment	$244	$178

There was no contingent rental income under the leases.  We recognized lease revenue of $2,067,000 and $1,889,000 in the year end December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the amount of future non-cancellable lease income was $402,000 and $580,000, respectively.  The leased equipment assets are included in machinery and equipment on the company’s balance sheet at December 31, 2011 and 2010.

Investments - We account for investments under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment, for (i) entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value.  Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. The aggregate value of investments accounted for by the equity method was $905,000 and $903,000 at December 31, 2011 and 2010, respectively.  At December 31, 2011 and 2010, the aggregate value of investments accounted for by the cost method was $383,000 and $383,000, respectively.

Patents - Patents are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of the patents may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2011 and 2010, no such impairment existed.

Patents, net, at December 31, 2011 and 2010 consisted of the following:

(in thousands)	2011	2010
Patents	$464	$464
Accumulated amortization	(331)	(287)
Patents, net	$133	$177

As of December 31, 2011, annual amortization expense for patents for the following years is expected to be:

(in thousands)
2012	$45
2013	45
2014	43
Total amortization expense	$133

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

Fair Value Measurements - In determining fair value, we use quoted market prices in active markets.  Generally accepted accounting principles (“GAAP”) establishes a fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements.  GAAP emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.

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

Our available-for-sale investments are classified within level 1 of the valuation hierarchy.

The fair value of equity method and cost method investments has not been determined as it was impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense.

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products.  Service revenue related to our software products consists of fees for consulting, training, customization, reimbursable expenses, maintenance, customer support and processing services.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions.  As an alternative to selling our parts washers, we may lease our equipment to customers.  For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.  We also recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master European distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of the shipping and handling to customers as a component of cost of revenue.

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
Presently, our initial software contracts do not meet the criteria for separate accounting because the software may require significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate historical basis on which to prepare reliable estimates of percentage-of-completion for these contracts.  Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects, that make estimates unreliable.

Accordingly, software revenue related to the license and the specified service elements (except for PCS) in the initial contract are recognized at the completion of the contract, when (i) there are no material uncertainties regarding customer acceptance, (ii) cancellation provisions, if any, have expired and (iii) there are no significant obligations remaining.  We account for the PCS element contained in the initial contract based on vendor-specific objective evidence of fair value, which are annual renewal fees for such services, and PCS is recognized ratably on a straight-line basis over the period specified in the contract.  Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. Substantially all of our software customers purchase software maintenance and support contracts and renew such contracts annually.

Purchases of additional licenses for tier upgrades or additional modules are recognized as license revenue in the period in which the purchase is made.

Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts.  These standalone services contracts are not essential to the functionality of the software contained in the initial contract and generally do not include acceptance clauses or refund rights as may be included in the initial software contracts, as described above.  Revenues from these services contracts, which are generally performed within a relatively short period of time, are recognized when the services are complete.

For contracts for licensed software or processing services which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight line basis over the estimated life of the contract.

Revenue is recorded net of applicable sales tax.

Deferred Revenue - Deferred revenue consists of advance payments by software customers for annual PCS; advance payments from customers for software licenses and professional services not yet delivered; and payments by ChemFree lease customers that are billed in advance for leased equipment and supplies.  We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Cost of Revenue - Cost of revenue for products includes direct material, direct labor, and production overhead for ChemFree products.  Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, and data center and compliance costs for processing services.  For software contracts, we capitalize the contract specific direct costs, which are included in other current assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized.

Software Development Expense – Research and development costs are expensed in the period in which they are incurred.  Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.

Warranty Costs - We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized.  The warranty accrual is included in accrued expenses at December 31, 2011 and 2010.  At December 31, 2011 and 2010, the warranty accrual was $136,000 and $122,000, respectively.

Legal Expense - Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.

Research and Development - Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs.  All research and development costs are expensed as incurred.

Stock Based Compensation - We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the years ended December 31, 2011 and 2010 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $43,000 and $8,000 of stock-based compensation expense in the years ended December 31, 2011 and 2010, respectively.

In 2011, a total of 152,500 options were granted pursuant to the Intelligent Systems 2003 Stock Incentive Plan and 12,000 options were granted pursuant to the 2011 Non-employee Directors Stock Option Plan.  In 2010, 12,000 options were granted pursuant to the Non-employee Directors Stock Option Plan.  The fair value of each option granted in 2011 and 2010 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2011	2010
Risk free interest rate	0.6%	0.3%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	63%	68%

Under these assumptions, the weighted average fair value of options granted in 2011 and 2010 was $1.25 and $0.86 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2011 related to unvested options amounted to $170,000 and is expected to be recognized over 2012, 2013 and 2014.

Income Taxes - We utilize the asset and liability method of accounting for income taxes.  As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for net tax operating loss carryforwards.

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

Comprehensive Income (Loss) - Comprehensive loss represents net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. These items are accumulated over time as “accumulated other comprehensive loss” on the Consolidated Balance Sheet and consist primarily of net earnings/loss and foreign currency translation adjustments associated with foreign operations that use the local currency as their functional currency and unrealized gains and losses on marketable securities.

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

2.     DISCONTINUED OPERATIONS

VISaer – As previously disclosed, on January 25, 2011, the company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with IBS Technics and IBS Software Services Americas, (collectively “IBS”) settling all claims and counterclaims that had been asserted by the parties related to the sale of the company’s Visaer subsidiary to IBS in 2008 under the terms of an Asset Purchase Agreement (“APA”). The terms of the Agreement require IBS to pay the company a total of $1,100,000, payable in installments of $600,000 on or before February 21, 2011, $250,000 on or before January 21, 2012, and $250,000 on or before January 21, 2013. These payments constitute full satisfaction of IBS’s obligation for earnout payments under the APA.  Management determined that, notwithstanding the reduction in the amount of earnout payments due, the Agreement was in the best interests of the company and a reasonable way to resolve this matter, taking into consideration the anticipated time, expense, diversion of resources and uncertain outcome of a lengthy arbitration process.

Upon execution of the Agreement, our management determined that, as a result thereof, the carrying value of a note receivable from IBS was materially impaired at December 31, 2010.  Accordingly, as of December 31, 2010, we recorded an impairment charge of $388,000 to reduce the carrying value of the note receivable and recognized a reduction in a related liability of $43,000 owed to a former VISaer shareholder, resulting in a net charge of $345,000 in the quarter ended December 31, 2010. Such amount is reported as a loss from discontinued operations in the Consolidated Financial Statements for the year ended December 31, 2010. There are no future cash expenditures related to the impairment. As of December 31, 2011, the carrying value of the note receivable is $489,000 (net of a discount of $11,000), of which $249,000 is included in note and interest receivable, current portion. As of December 31, 2011, the carrying value of the related amount owed to the former VISaer shareholder is $47,000 (net of a discount of $1,000), of which $23,000 is included in other current liabilities.  IBS paid the initial installment of $600,000 to the company on February 11, 2011 and paid the second installment of $250,000 on January 19, 2012.

3.     LEGAL MATTER SETTLEMENT

As described in more detail in Note 8, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia. In 2007, ChemFree sought sanctions against J. Walter and the law firm then representing the defendants for asserting a frivolous defense and counterclaim.  On May 3, 2011, ChemFree entered into a Settlement Agreement with the defendants’ former attorneys whereby they agreed to pay $450,000 in settlement of ChemFree’s claim. The Settlement Agreement was approved by the court on May 6, 2011 and the payment of $450,000 was received by ChemFree on May 9, 2011.  Accordingly, we recorded income of $450,000, which is included in the category Other Income in the Consolidated Statements of Operations for the year ended December 31, 2011.

4.     INVESTMENTS

At December 31, 2011 and 2010, our ownership interest in NKD Enterprises, LLC was 25.5%.  We account for our investment by the equity method of accounting.  The carrying value of NKD Enterprises, LLC is included in long-term investments.  At December 31, 2011, the carrying value of our investment in NKD Enterprises, LLC exceeded our portion of the net assets of NKD Enterprises, LLC by approximately $163,000 which is considered to be goodwill and is not being amortized.

	Carrying Value
At December 31, (in thousands)	2011	2010
NKD Enterprises, LLC	$904	$903

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2011	2010
Revenues	$1,864	$1,764
Operating income (loss)	6	(160)
Net income (loss)	6	(160)

As of and for the year ended December 31,
(in thousands)	2011	2010
Current assets	$184	$146
Non-current assets	3,012	3,025
Current liabilities	292	270
Stockholders’ equity	2,904	2,901

5.     ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND CUSTOMER CONCENTRATIONS

At December 31, 2011 and 2010, our allowance for doubtful accounts amounted to $30,000 and $8,000, respectively. Net charges against the allowance for doubtful accounts were $8,000 and $2,000 in 2011 and 2010, respectively.

The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2011	2010	2011	2010
ChemFree
Customer A	11%	12%	13%	12%
Customer B	8%	7%	16%	26%
Customer C	27%	32%	28%	13%
Customer D	9%	10%	12%	14%

6.     SHORT-TERM BORROWINGS

Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2011	2010
Maximum outstanding (month-end)	$--	$--
Outstanding at year end	--	--
Interest rate at year end	6.5%	6.5%
Average interest rate	6.5%	6.5%

We established a working capital credit facility with a bank in October 2003 and have renewed the line annually with the most recent renewal effective June 30, 2011.  The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.5%, is secured by all of our assets and those of our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2012. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 50 percent of inventory, up to a maximum of $1,250,000.  At December 31, 2011, our borrowing base calculation resulted in availability of the full $1,250,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock.  The loan agreement also contains covenants not to change the Chief Executive Officer and Chief Financial Officer of the Company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.  Furthermore, the terms of the loan contain a covenant requiring the company to maintain a minimum tangible net worth (as defined in the Loan Agreement) of various calculated amounts at the end of each calendar quarter.  At December 31, 2011, we were in compliance with all covenants.

7.     INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2011	2010
Current	$67	$54
Provision for uncertain tax positions	26	76
Total	$93	$130

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2011	2010
Statutory rate	35%	35%
Change in valuation allowance	(35%)	(35%)
Other – state	11%	45%
Effective rate	11%	45%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2011	2010
Deferred tax assets:
Federal, state and foreign loss carryforwards	$6,893	$6,736
Capitalized research and development	1,312	1,870
Deferred revenue	(153)	(375)
Federal and state tax credits	2,135	2,135
Other	219	292
Total deferred tax asset	10,405	10,658
Less valuation allowance	(10,405)	(10,658)
Net deferred tax asset	$--	$--

Federal and state tax credits of $2.1 million included in the above table expire at various dates between 2012 and 2027.

We have a deferred tax asset of approximately $10.4 million at December 31, 2011 and $10.7 million at December 31, 2010.  The deferred tax asset has been offset by a valuation allowance in 2011 and 2010 of $10.4 million and $10.7 million, respectively; because the company believes that it is more likely than not that the amount will not be realized.  No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2011	2010
2012	$1,038	$1,038
2019	2,901	2,901
2021	1,184	1,184
2022	1,083	1,083
2023	1,778	1,778
Thereafter	11,635	11,264
Total	$19,619	$19,248

Of the net operating losses detailed above, $12.3 million are related to net operating losses that VISaer and CoreCard incurred prior to their acquisition by the company.  These net operating losses are subject to Separate Return Limitation Year rules and may be restricted under IRC Section 382 to be utilized by the company.  These net operating loss carryforwards begin to expire in years 2012 through 2028.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years.  As of December 31, 2011 and 2010, the company has recorded a liability of $116,000 and $90,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions.  The liability includes $20,000 and $15,000 of interest and penalties as of December 31, 2011 and 2010, respectively.  As of December 31, 2011, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the year ended December 31, 2011 and 2010, we recognized $5,000 and $7,000 in interest expense, respectively, and $0 and $8,000 in penalties, respectively, related to the uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions.  With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2008.

8.     COMMITMENTS AND CONTINGENCIES

Leases – We have a noncancellable operating lease expiring in May 2012.  Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2012	$194
Total minimum lease payments	$194

The above future minimum lease payments are payable to a related party.  See Note 11 for further discussion.

Rental expense for leased facilities and equipment related to continuing operations amounted to $467,000 and $465,000 in the years ended December 31, 2011 and 2010, respectively.  Non-affiliated companies sublease space from the company. For the years ended December 31, 2011 and 2010, we received $33,000 and $53,000, respectively, in sublease rental income which reduced our rental expense during these years.

Legal Matters – ChemFree Patent Matter – Our ChemFree subsidiary has been involved since 2004 in a legal matter related to a patent infringement action brought against J. Walter Co. Ltd. and J. Walter, Inc. (“J. Walter”) in the United States District Court for the Northern District of Georgia. On June 18, 2010, the judge issued his Findings of Fact and Conclusions of Law which found (i) that certain of J. Walter’s products did infringe on ChemFree’s four patents-in-suit; (ii) in ChemFree’s favor on the issue of the patents’ named co-inventors and (iii) in J. Walter’s favor on the issue of invalidity of the four patents-in-suit for “obviousness”. ChemFree filed a Motion for Reconsideration of the judge’s findings and conclusions. On June 6, 2011, the judge issued a ruling in J. Walter’s favor upholding the invalidity finding and awarding recovery of allowable taxable costs from ChemFree. On July 1, 2011, ChemFree appealed the ruling to the United States Court of Appeals for the 11th Circuit. On September 30, 2011, the court reduced the amount of allowable taxable costs to approximately $75,000.  On March 12, 2012, the United States Court of Appeals issued its final ruling, affirming the invalidity findings of the lower court with respect to the four patents.  As a result of the ruling, the company anticipates that ChemFree will owe the allowable taxable costs previously awarded of approximately $75,000.  Accordingly, the company has recorded an expense of $75,000 reflected in the category Other Income and a corresponding liability reflected in Other Current Liabilities in its 2011 Consolidated Financial Statements.

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree.  The complaint seeks a ruling to compel the defendant to cease its infringing activities.  The matter is in a preliminary phase.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.     POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. At December 31, 2011 and 2010, we have accrued $150,000 in other current liabilities in the Consolidated Balance Sheets for future payments under the plan.

10.   DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees.  Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $38,000 and $37,000 in 2011 and 2010, respectively.

11.   RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange.  Mr. Strange holds a 100% ownership interest in ISC Properties, LLC.  We paid rent of $467,000 and $465,000 to ISC Properties, LLC in the years ended December 31, 2011 and 2010, respectively.  We have determined that ISC Properties, LLC is not a variable interest entity.

12.   STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, of which none is outstanding.  The Board of Directors has authorized stock repurchases of our common stock from time to time but no repurchases were authorized or made in 2011 or 2010 and there are no outstanding authorizations for repurchases.

13.   STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period.  During the year ended December 31, 2011, 152,500 options were granted under the 2003 Plan; no options were granted under the 2003 Plan in the year ended December 31, 2010.  We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director received a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 48,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Director’s Plan. Stock options under all plans are granted at an exercise price equal to fair market value on the date of grant. As of December 31, 2011, a total of 1,181,500 options under all four plans have been granted, 724,320 have been exercised, 114,680 have been cancelled, 172,000 are fully vested and exercisable and 170,500 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2011, there was $170,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 2.5 years.

Stock option activity during the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Options outstanding at January 1	194,000	233,000
Options cancelled	(16,000)	(51,000)
Options granted	164,500	12,000
Options outstanding at December 31	342,500	194,000

Options available for grant at December 31	405,500	410,000

Options exercisable at December 31	172,000	176,000

Exercise price ranges per share:
Granted	$1.52 - $1.72	$1.19
Outstanding	$0.69 - $3.84	$0.69 - $4.26

Weighted average exercise price per share:
Granted	$1.63	$1.19
Outstanding at December 31	$1.78	$2.12
Exercisable at December 31	$1.95	$2.23

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2011.

Options Outstanding:
Range of Exercise Price	Number Outstanding	Wgt. Avg. Contractual Life Remaining	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69 - $2.08	304,500	6.3 yrs	$1.58	$13,000
$2.96 - $4.26	38,000	3.9 yrs	$3.42	--
$0.69 - $4.26	342,500	6.1 yrs	$1.78	$13,000

Options Exercisable:
Range of Exercise Price	Number Exercisable	Wgt. Avg. Contractual Life Remaining	Wgt. Avg. Exercise Price
$0.69 - $2.08	134,000	2.4 yrs	$1.53
$2.96 - $4.26	38,000	3.9 yrs	$3.42
$1.51 - $4.26	172,000	2.8 yrs	$1.95

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011.  The amount of aggregate intrinsic value will change based on the fair market value of the company’s common stock.

14.   FOREIGN REVENUES AND OPERATIONS

Foreign revenues are based on the location of the customer. For continuing operations, revenues from customers by geographic areas for the years ended December 31, 2011 and 2010 are as follows:

Year ended December 31,
(in thousands)	2011	2010
Foreign Countries:
United Kingdom	$1,352	$1,346
Pacific Rim *	483	494
Canada	418	460
Brazil	79	--
Other	43	58
Subtotal	2,375	2,358
United States	13,949	13,085
Total	$16,324	$15,443
* Includes Australia, New Zealand, Japan and Singapore

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities.  In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $479,000 and $527,000 at December 31, 2011 and 2010, respectively, substantially all long-lived assets are in the United States.

At December 31, 2011 and 2010, continuing operations of foreign subsidiaries had assets of $593,000 and $575,000, respectively, and total liabilities of $129,000 and $120,000, respectively.  The majority of these assets and liabilities are in India.  There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.   Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

15.   INDUSTRY SEGMENTS

Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services involve development and sales of software licenses and related professional services and software maintenance contracts by our CoreCard Software subsidiary. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers and related consumable supplies by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. Sales between our industry segments are not material. Operating income (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, marketable securities, investments and a note receivable.

The following table contains segment information for the years ended December 31, 2011 and 2010:

Year ended December 31, (in thousands)	2011	2010
Information Technology
Revenue	$4,338	$3,086
Operating loss	(918)	(1,289)
Depreciation and amortization	95	103
Capital expenditures	101	205
Identifiable assets	1,791	2,618

Industrial Products
Revenue	11,986	$12,357
Operating income	2,252	2,516
Depreciation and amortization	325	387
Capital expenditures	362	122
Identifiable assets	6,654	6,016

Consolidated Segments
Revenue	$16,324	$15,443
Operating income	1,334	1,227
Depreciation and amortization	420	490
Capital expenditures	463	327
Identifiable assets	8,445	8,634

A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2011	2010
Consolidated segments operating income	$1,334	$1,227
Corporate expenses	(1,023)	(1,001)
Consolidated income from continuing operations	311	$226

Depreciation and amortization
Consolidated segments	$420	$490
Corporate	15	12
Consolidated	$435	$502

Capital expenditures
Consolidated segments	$463	$327
Corporate	1	22
Consolidated	$464	$349

As of December 31, (in thousands)	20111	20100
Assets
Consolidated segments identifiable assets	$8,445	$8,634
Corporate	1,660	1,457
Consolidated	$10,105	$10,091

16.   NET INCOME (LOSS) PER SHARE

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31,
(in thousands, except per share data)	2011	2010
Basic
Net income (loss)	$657	$(187)
Weighted average common shares outstanding	8,958	8,958
Net income (loss) per share	$0.07	$(0.02)

Diluted
Net income (loss)	$657	$(187)
Weighted average common shares outstanding	8,958	8,958
Effect of dilutive potential common shares: stock options	19	--
Total	8,977	8,958
Net income (loss) per share	$0.07	$(0.02)

At December 31, 2011 and 2010, respectively, there were 104,000 and 6,000 dilutive stock options exercisable, which had an immaterial impact on the calculation of diluted income (loss) per share.

17.   SUBSEQUENT EVENTS

Option Agreement - On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96 percent of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement.  The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. We entered into the Option Agreement in recognition of CNB’s ongoing cooperation and contribution to building CoreCard’s card processing business.  The company has not yet determined the financial impact of the Option Agreement, if any, on its Consolidated Financial Statements.

We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.