Form 10-Q
period 2012-03-31
INTELLIGENT SYSTEMS CORP
filed 2012-05-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
As of April 30, 2012, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index
Form 10-Q

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$3,077	$3,152
Marketable securities	228	209
Accounts receivable, net	2,745	2,504
Notes and interest receivable, current portion	243	249
Inventories, net	885	824
Other current assets	285	284
Total current assets	7,463	7,222
Investments	1,283	1,288
Notes and interest receivable, net of current portion	--	240
Property and equipment, at cost less accumulated depreciation	1,167	1,222
Patents, net	121	133
Total assets	$10,034	$10,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$463
Deferred revenue, current portion	915	907
Accrued payroll	411	460
Accrued expenses	638	669
Other current liabilities	280	369
Total current liabilities	2,998	2,868
Deferred revenue, net of current portion	45	50
Other long-term liabilities	134	140
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2012 and December 31, 2011	90	90
Additional paid-in capital	21,479	21,461
Accumulated other comprehensive loss	(63)	(111)
Accumulated deficit	(16,165)	(15,909)
Total Intelligent Systems Corporation stockholders’ equity	5,341	5,531
Non-controlling interest	1,516	1,516
Total stockholders’ equity	6,857	7,047
Total liabilities and stockholders’ equity	$10,034	$10,105

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue
Products	$3,418	$3,032
Services	676	512
Total revenue	4,094	3,544
Cost of revenue
Products	1,686	1,548
Services	537	278
Total cost of revenue	2,223	1,826
Expenses
Marketing	586	520
General & administrative	871	918
Research & development	668	639
Operating loss	(254)	(359)
Other income (expense)
Interest income, net	4	11
Equity in income (loss) of affiliate company	(4)	9
Other income	10	6
Loss before income taxes	(244)	(333)
Income taxes	12	21
Net loss	$(256)	$(354)
Loss per share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	8,958,028

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2012	2011

OPERATIONS:
Net loss	$(256)	$(354)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	138	61
Stock-based compensation expense	19	8
Non-cash interest income, net	(4)	(3)
Equity in (income) loss of affiliate company	4	(9)
Changes in operating assets and liabilities
Accounts receivable	(241)	(98)
Inventories	(61)	(80)
Other current assets	(1)	(239)
Accounts payable	291	177
Deferred revenue	8	156
Accrued payroll	(49)	(29)
Accrued expenses	(31)	16
Other current liabilities	(89)	(31)
Other long-term liabilities	(11)	(23)
Net cash used for operating activities	(283)	(448)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	250	600
Purchases of property and equipment	(71)	(191)
Net cash provided by investing activities	179	409

Effects of exchange rate changes on cash	29	(2)
Net decrease in cash	(75)	(41)
Cash at beginning of period	3,152	2,942
Cash at end of period	$3,077	$2,901
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$13	$19

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.
Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2012 and 2011.  The interim results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.  These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2011, as filed in our Annual Report on Form 10-K.

2.
Option Agreement – As disclosed in Note 17 to our 2011 Annual Report Form 10-K, on March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96 percent of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. We entered into the Option Agreement in recognition of CNB’s ongoing cooperation and contribution to building CoreCard’s card processing business. During the quarter ended March 31, 2012, we recorded an expense of $18,000 in the marketing category and recorded a long-term liability of $18,000 to recognize the financial impact of the Option Agreement.

3.	Comprehensive Income (Loss) – Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Loss	Three Months Ended March 31,
(unaudited, in thousands)	2012	2011
Net loss	$(256)	$(354)
Other comprehensive income (loss)
Unrealized gain on available-for-sale marketable securities	19	--
Foreign currency translation adjustment	29	(2)
Comprehensive loss	$(208)	$(356)

4.
Stock-based Compensation – At March 31, 2012, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the three month periods ended March 31, 2012 and 2011 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $19,000 and $8,000 of stock-based compensation expense in the quarters ended March 31, 2012 and 2011, respectively.

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2011 Form 10-K.

As of March 31, 2012, there is $150,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2012. The following table summarizes options as of March 31, 2012:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2012	342,500	$1.78	5.8	$12,240
Vested and exercisable at March 31, 2012	172,000	$1.95	2.5	$10,680

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

The hierarchy is measured in three levels based on the reliability of inputs:

• Level 1
Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments.

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

	Three Months Ended March 31,
(unaudited)	2012	2011
ChemFree Customer A	13%	11%
ChemFree Customer B	29%	33%
ChemFree Customer C	10%	11%
ChemFree Customer D	--	11%

8.
Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2011 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters – ChemFree Patent Matter – As reported in our 2011 Form 10-K, on March 12, 2012, the United States Court of Appeals issued its final ruling in the long-standing case brought by ChemFree on a patent infringement matter, affirming the invalidity findings of the lower court with respect to certain claims in four of ChemFree’s patents. As a result of the ruling, ChemFree incurred a liability for certain allowable taxable costs. Accordingly, the company accrued for the estimated amount of such costs and recorded an expense of $75,000 reflected in the category Other Income and a corresponding liability reflected in Other Current Liabilities in its 2011 Consolidated Financial Statements.  The total final amount of the liability for taxable costs was $76,000, which ChemFree paid in April 2012.

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree.  The complaint seeks a ruling to compel the defendant to cease its infringing activities.  The matter is in a preliminary phase.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  Except as noted above, other commitments and contingencies described in Note 8 to the Consolidated Financial Statements included in our 2011 Form 10-K are unchanged.

9.
Industry Segments – Segment information is presented consistently with the basis described in the 2011 Form 10-K.  The following table contains segment information for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
(unaudited, in thousands)	2012	2011
Information Technology
Revenue	$706	$550
Operating loss	(640)	(554)
Industrial Products
Revenue	3,388	2,994
Operating income	833	582

	Three Months Ended March 31,
(unaudited, in thousands)	2012	2011
Consolidated Segments
Revenue	$4,094	$3,544
Operating income	193	29
Corporate expenses	(447)	(388)
Consolidated operating loss	$(254)	$(359)

Depreciation and Amortization
Information Technology	$52	$40
Industrial Products	82	18
Consolidated segments	134	58
Corporate	4	3
Consolidated depreciation and amortization	$138	$61
Capital Expenditures
Information Technology	$61	$127
Industrial Products	10	63
Consolidated segments	71	190
Corporate	--	1
Consolidated capital expenditures	$71	$191

(unaudited, in thousands)	March 31, 2012	December 31, 2011
Identifiable Assets
Information Technology	$1,700	$1,791
Industrial Products	6,682	6,654
Consolidated segments	8,382	8,445
Corporate	1,652	1,660
Consolidated assets	$10,034	$10,105

10.
Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years.  As of March 31, 2012 and December 31, 2011, the company has recorded a liability of $116,000, in connection with unrecognized tax benefits related to uncertain tax positions.  The liability includes $20,000 of interest and penalties.  As of March 31, 2012, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three months ended March 31, 2012 and 2011, no interest or penalties were recognized.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2008.

11.
Recent Accounting Pronouncements –We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

12.
Subsequent Event – We evaluated subsequent events through the date when these financial statements were issued.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis. Our CoreCard subsidiary is not consistently profitable, mainly due to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to its customers.  Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support this new processing business. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty on a quarterly basis.

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

Revenue – Total revenue from continuing operations in the three month period ended March 31, 2012 was $4.1 million, an increase of 16 percent compared to the first quarter of 2011.

•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3.4 million in the three month period ended March 31, 2012, compared to $3.0 million in the three months ended March 31, 2011.  The 13 percent increase in product revenue in the first quarter of 2012 compared to the prior year was fueled by growth at the ChemFree subsidiary in the number of SmartWasher parts washers sold in the domestic U.S. market, as well as an increase in total consumable supplies and lease revenue.

•
Service revenue associated with the Information Technology segment was $675,000 in the first quarter of 2012, a 32 percent increase compared to $512,000 in the first quarter of 2011. The change is attributed mainly to an increase in the installed base of CoreCard customers that pay for maintenance and technical support as well as more professional services projects that were completed for customers in 2012. We expect that maintenance and professional services revenue will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period.  Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 54 percent of total revenue in the three month period ended March 31, 2012 compared to 52 percent of total revenue in the first quarter of 2011.  Changes in product and customer mix between periods affects the overall costs as a percentage of revenue.  Cost of product revenue as a percent of product revenue was 49 percent and 51 percent in the period ended March 31, 2012 and 2011, respectively, due to a higher ratio of domestic versus international sales in 2012.  Cost of services was 79 percent of services revenue in 2012 compared to 54 percent in the same period last year.  The mix of service revenue in a given period, as well as the number of customers and new products being supported and the mix of U.S. and offshore employees working on professional service projects impact the cost and gross margins during a given period. In addition, in 2012 our initial costs to develop and support the processing business are high.

Operating Expenses – In the three month period ended March 31, 2012, total consolidated operating expenses were two percent higher than in the corresponding period in 2011.  Marketing expenses were higher by $66,000 (13 percent) in the three month period in 2012 compared to the same period in 2011, the majority of which are due to higher sale commissions incurred by ChemFree reflecting higher domestic equipment sales. General and administrative expenses were $48,000 (5 percent) lower in the first quarter of 2012 than in the first quarter of 2011, reflecting mainly lower legal expenses. Research and development expenses were $29,000 (5 percent) higher in the first quarter of 2012 compared to the same period last year, mainly due to an increase in the number of personnel at our India office.

Interest Income, net – We recorded net interest income of $4,000 and $11,000 in the three months ended March 31, 2012 and 2011, respectively.  The difference between periods reflects primarily the fact that our total note receivable related to the sale of our former VISaer subsidiary was lower in 2012 than in 2011 due to a $600,000 payment received by the company in early 2011.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we account for by the equity method.  We recorded $4,000 in net equity loss in the first quarter of 2012 compared to $9,000 in net equity income in the first quarter of 2011. The change between periods reflects changes in results of operations of the affiliate company.

Income Taxes – We recorded $12,000 and $21,000 in the three month periods ended March 31, 2012 and 2011, respectively, for state income tax expense at the ChemFree subsidiary.

Net Loss – Overall, we recorded a net loss from continuing operations of $256,000 in the first quarter of 2012 compared to net loss of $354,000 in the first quarter of 2011.

Liquidity and Capital Resources

Our cash balance at March 31, 2012 was $3.1 million, essentially the same as at December 31, 2011.  During the three months ended March 31, 2012, a principal source of cash was receipt of a scheduled $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K).  Major working capital changes included:
•	an increase in accounts receivable of $241,000 reflecting mainly higher sales in March 2012 as compared to December 2011.
•	an increase of $61,000 in inventory due mainly to building finished goods inventory to support ChemFree’s sales growth and estimated near-term demand
•
an increase in accounts payable of $291,000 reflecting the timing of receipt of inventory parts at quarter end as well as a reduction of $75,000 related to an obligation that had been accrued for and classified in the category Other Current Liability at December 31, 2011.

We used $71,000 cash to purchase computer and facility equipment at our operating companies.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2011 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs.  We have not drawn down under the bank line of credit in more than two years. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2012, subject to the bank renewing the line for an additional period.  If the bank does not renew our line of credit and if we have unforeseen cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of intangibles, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each.  Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2011.  During the three month period ended March 31, 2012, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2011.

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

•
One of ChemFree’s customers represented approximately 29 percent of our consolidated revenue in the first quarter of 2012 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As reported in our 2011 Form 10-K, on March 12, 2012, the United States Court of Appeals issued its final ruling in the long-standing case brought by ChemFree on a patent infringement matter, affirming the invalidity findings of the lower court with respect to certain claims in four of ChemFree’s patents. As a result of the ruling, ChemFree incurred a liability for certain allowable taxable costs. Accordingly, the company accrued for the estimated amount of such costs and recorded an expense of $75,000 reflected in the category Other Income and a corresponding liability reflected in Other Current Liabilities in its 2011 Consolidated Financial Statements.  The total final amount for the taxable costs liability was $76,000 which ChemFree paid in April 2012.

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree.  The complaint seeks a ruling to compel the defendant to cease its infringing activities.  The matter is in a preliminary phase.

Other than the above described litigation, we are not currently subject to any material legal proceedings.  However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.  In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Item 6.  Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
 XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: May 15, 2012	By: /s/ J. Leland Strange J. Leland Strange Chief Executive Officer, President

Date: May 15, 2012	By: /s/ Bonnie L. Herron Bonnie L. Herron Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
 XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.