Form 10-Q
period 2012-06-30
INTELLIGENT SYSTEMS CORP
filed 2012-08-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer          ☐                                                                                                                            Accelerated filer☐
Non-accelerated filer            ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of July 31, 2012, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index
Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2012 and December 31, 2011	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	15

Part II	Other Information

Item 1	Legal Proceedings	16
Item 6	Exhibits	16

Signatures		17

Ex. 10.1	Eleventh Modification to Loan Documents between Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012, filed herein
Ex. 10.2	Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Cherie M. Fuzzell dated May 24, 2012, filed herein.
Ex. 10.3	Second Amendment to Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated May 25, 2012, filed herein.
Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$2,505	$3,152
Marketable securities	217	209
Accounts receivable, net	2,883	2,504
Note and interest receivable, current portion	245	249
Inventories, net	921	824
Other current assets	313	284
Total current assets	7,084	7,222
Investments	1,577	1,288
Note and interest receivable, net of current portion	--	240
Property and equipment, at cost less accumulated depreciation	1,124	1,222
Patents, net	110	133
Total assets	$9,895	$10,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415	$463
Deferred revenue, current portion	1,101	907
Accrued payroll	501	460
Accrued expenses	856	669
Other current liabilities	277	369
Total current liabilities	3,150	2,868
Deferred revenue, net of current portion	40	50
Other long-term liabilities	152	140
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at June 30, 2012 and December 31, 2011	90	90
Additional paid-in capital	21,499	21,461
Accumulated other comprehensive loss	(122)	(111)
Accumulated deficit	(16,430)	(15,909)
Total Intelligent Systems Corporation stockholders’ equity	5,037	5,531
Non-controlling interest	1,516	1,516
Total stockholders’ equity	6,553	7,047
Total liabilities and stockholders’ equity	$9,895	$10,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Products	$3,357	$3,645	$6,775	$6,677
Services	675	512	1,351	1,024
Total net revenue	4,032	4,157	8,126	7,701
Cost of revenue
Products	1,759	1,737	3,446	3,285
Services	554	341	1,090	620
Total cost of revenue	2,313	2,078	4,536	3,905
Expenses
Marketing	593	565	1,179	1,085
General and administrative	751	595	1,622	1,513
Research and development	613	730	1,280	1,368
Income (loss) from operations	(238)	189	(491)	(170)
Other income (expense)
Interest income, net	--	6	5	17
Equity in income (loss) of affiliate company	(6)	11	(10)	20
Other income, net	14	458	23	464
Income (loss) before income taxes	(230)	664	(473)	331
Income taxes	35	27	48	48
Net income (loss)	$(265)	$637	$(521)	$283
Income (loss) per share:
Basic	$(0.03)	$0.07	$(0.06)	$0.03
Diluted	$(0.03)	$0.07	$(0.06)	$0.03
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	8,968,253	8,958,028	8,958,069

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011

OPERATIONS:
Net income (loss)	$(521)	$283
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	233	180
Stock-based compensation expense	38	17
Non-cash interest income, net	(6)	(8)
Equity in (income) loss of affiliate company	11	(20)
Changes in operating assets and liabilities
Accounts receivable	(379)	(714)
Inventories	(97)	(95)
Other current assets	(29)	(113)
Accounts payable	(48)	167
Deferred revenue	184	227
Accrued payroll	41	(90)
Accrued expenses	187	142
Other current liabilities	(92)	(29)
Other long-term liabilities	12	68
Net cash provided by (used for) operating activities	(466)	15

INVESTING ACTIVITIES:
Proceeds from note and interest receivable	250	600
Purchases of property and equipment	(112)	(361)
Long-term investment	(300)	--
Net cash provided by (used for) investing activities	(162)	239

Effects of exchange rate changes on cash	(19)	(6)
Net increase (decrease) in cash	(647)	248
Cash at beginning of period	3,152	2,942
Cash at end of period	$2,505	$3,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$14	$19

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.
Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.  The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2012 and 2011.  The interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.  These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2011, as filed in our Annual Report on Form 10-K.

2.
Option Agreement – As disclosed in Note 17 to our 2011 Annual Report Form 10-K, on March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96 percent of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. We entered into the Option Agreement in recognition of CNB’s ongoing cooperation and contribution to building CoreCard’s card processing business.  During the six month period ended June 30, 2012, we recorded an expense of $18,000 in the marketing category and recorded a long-term liability of $18,000 at June 30, 2012, to recognize the financial impact of the Option Agreement.

3.	Comprehensive Income – Comprehensive income is the total of net income and all other non-owner changes in equity in a period. A summary follows:

Consolidated Statements of Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2012	2011	2012	2011
Net income (loss)	$(265)	$637	$(521)	$283
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities	(11)	--	8	--
Foreign currency translation adjustment	(48)	3	(19)	6
Comprehensive income (loss)	$(324)	$640	$(532)	$289

4.
Stock-based Compensation – At June 30, 2012, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $20,000 and $8,500 of stock-based compensation expense in the three months ended June 30, 2012 and 2011, respectively and $38,000 and $17,000 for the six month periods ended June 30, 2012 and 2011, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2011 Form 10-K.

As of June 30, 2012, there is $154,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2012, an aggregate of 17,000 options were granted to the four independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan).  Pursuant to the terms of the Director Plan, the options were granted at fair market value on the date of the Annual Shareholders meeting.  During the three and six month periods ended June 30, 2012, 14,000 options expired unexercised.

The following table summarizes stock options as of June 30, 2012:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2012	345,500	$1.72	6.0	$13,680
Vested and exercisable at June 30, 2012	196,667	$1.80	3.7	$13,680

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

5.
Fair Value of Financial Instruments - The carrying value of cash, marketable securities, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.  The carrying value of the non-interest bearing note receivable approximates its fair value and has been discounted at a rate of 4% which approximates rates offered in the market for notes receivable with similar terms and conditions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2012	2011	2012	2011
ChemFree Customer A	29%	27%	29%	30%
ChemFree Customer B	14%	13%	14%	12%

8.
Short-term Borrowings – On June 29, 2012, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent (1.5%) and 6.0% (6.0% at June 30, 2012); is secured by all assets of the company and our principal subsidiaries; is guaranteed by our subsidiaries; and expires June 30, 2014. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000. At June 30, 2012, our borrowing base calculation resulted in availability of the maximum of $1,250,000, of which we had drawn down $0. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term. As of June 30, 2012, we were in compliance with the loan covenants.

9.	Commitments and Contingencies –

Leases – We renewed a noncancellable operating lease on May 25, 2012 for a three year term ending May 31, 2015. As of June 30, 2012, our future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2012 (July 1 through December 31, 2012)	$232
2013	465
2014	465
2015	194
Total minimum lease payments	$1,356

The above future minimum lease payments are payable to a related party, as explained in Note 11 to the Consolidated Financial Statements contained in our 2011 Form 10-K.

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

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree. The complaint seeks a ruling to compel the defendant to cease its infringing activities. The discovery phase of the litigation is on hold while the parties attempt to settle the matter.  No resolution has been reached as of the date of this filing.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

10.
Industry Segments – Segment information is presented consistent with the basis described in our 2011 Form 10-K. The following table contains segment information for continuing operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2012	2011	2012	2011
Information Technology
Revenue	$705	$991	$1,411	$1,541
Operating loss	(583)	(291)	(1,223)	(844)
Industrial Products
Revenue	3,327	3,166	6,715	6,160
Operating income	685	687	1,519	1,269
Consolidated Segments
Revenue	4,032	4,157	8,126	7,701
Operating income	102	396	296	425
Corporate expenses	(340)	(207)	(787)	(595)
Consolidated operating income ( loss)	$(238)	$189	$(491)	$(170)

Depreciation and Amortization
Information Technology	$11	$34	$63	$74
Industrial Products	81	82	164	100
Consolidated segments	92	116	227	174
Corporate	3	3	6	6
Consolidated depreciation and amortization	$95	$119	$233	$180

Capital Expenditures
Information Technology	$11	$35	$72	$161
Industrial Products	30	136	40	199
Consolidated segments	41	171	112	360
Corporate	--	--	--	1
Consolidated capital expenditures	$41	$171	$112	$361

(unaudited, in thousands)	June 30, 2012	December 31, 2011
Identifiable Assets
Information Technology	$1,725	$1,791
Industrial Products	6,235	6,654
Consolidated segments	7,960	8,445
Corporate	1,935	1,660
Consolidated assets	$9,895	$10,105

11.
Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of June 30, 2012 and December 31, 2011, we have recorded a liability of $134,000 and $116,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $25,000 and $20,000 of interest and penalties, as of June 30, 2012 and December 31, 2011 respectively. As of June 30, 2012, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three and six months ended June 30, 2012, we recognized $2,000 in interest expense and $3,000 in penalties, related to uncertain tax positions. During the three and six months ended June 30, 2011, we recognized $5,000 in interest expense and $61 in penalties related to uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2008.

12.
Recent Accounting Pronouncements – We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

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

•
Customers may decide to postpone a planned implementation of our software for any number of reasons, which may be unrelated to our software or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis. Our CoreCard subsidiary is not consistently profitable, due in part to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support this new processing business. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

From time to time, we derive income from sales of holdings in affiliate and other minority-owned companies or we may record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of an affiliate company accounted for by the equity method. The timing and amount of the gain or loss recognized as a result of a sale or the amount of equity in the income or losses of the affiliate generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

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

Revenue – Total revenue in the three month period ended June 30, 2012 was $4,032,000 compared to $4,157,000 in the second quarter of 2011.  For the six month period ended June 30, 2012, total revenue was $8,126,000, an increase of 6 percent compared to $7,701,000 in the same period in 2011.

•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3,357,000, a decline of 8 percent compared to the three month period ended June 30, 2011.  Product revenue was $6,775,000 in the six month period ended June 30, 2012, an increase of 1 percent compared to the six month period ended June 30, 2011. In both the three and six month periods ended June 30, 2012, our ChemFree subsidiary reported year-over-year growth in total product revenue, led by increased domestic sales volume of its SmartWasher® parts washer machines. However, software license revenue associated with our Information Technology segment declined in both the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due to fewer new software license contracts completed in 2012 than in the corresponding periods last year.

•
Service revenue associated with the Information Technology segment was $675,000 and $1,351,000 in the three and six months ended June 30, 2012, respectively, an increase of 32 percent compared to each of the respective periods in 2011. Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services.  The change in the quarter and year-to-date periods in 2012 compared to the same periods in 2011 is attributed to an increase in 2012 in the installed base of customers that pay for maintenance and technical support as well as card processing services and more professional services projects that were completed for CoreCard customers.  The number and timing of professional services contracts vary significantly from period to period based on customer requirements and priorities.

Cost of Revenue – Total cost of revenue was 57 percent and 56 percent of total revenue in the three and six month periods ended June 30, 2012, respectively, compared to 50 percent and 51 percent of total revenue in the three and six month periods ended June 30, 2011, respectively.  The difference between periods reflects mainly changes in CoreCard’s product and service revenue from period to period.

•
Cost of product revenue was 52 percent and 51 percent of product revenue in the three and six months ended June 30, 2012, respectively, compared to 48 percent and 49 percent of product revenue in the respective periods in 2011.  In 2012, the higher cost of sales as a percent of product revenue reflects the fact that CoreCard’s software license revenue (which has a lower cost of sales than ChemFree’s partswasher products) represented a smaller percentage of total product revenue in 2012 than in 2011.  ChemFree’s cost of sales as a percentage of its revenue was relatively consistent in 2012 and 2011 but the decline in software license revenue in the 2012 periods impacted the total product cost of sales percentage.

•
Cost of service revenue (which relates to our CoreCard business only) was significantly higher as a percentage of service revenue in both the three and six month periods ended June 30, 2012, as compared to the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue.  Cost of service revenue includes three components: the costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the individual project requirements and complexity as well as the mix of our U.S. and offshore employees working on the project. Our initial costs to provide card processing services are high relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. We had lower such costs in the second quarter and year-to-date periods in 2011 because we were offering limited processing services in 2011. CoreCard is providing a high level of support to its customers for maintenance, compliance and professional services activities to ensure it builds a solid base of reference customers and puts in place an infrastructure for future growth.

Operating Expenses – In the three and six month periods ended June 30, 2012, total consolidated operating expenses were higher by 4 percent and 3 percent, respectively, than in the corresponding periods in 2011.  Consolidated marketing expenses were higher by 5 percent ($28,000) and 9 percent ($94,000) in the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due mainly to increases in personnel and consulting expenses. Consolidated general and administrative expenses were higher by 26 percent ($156,000) in the three month period ended June 30, 2012 reflecting mainly higher legal expenses than in the same period in 2011, as well as increases in several categories such as option expense, salaries and benefits, accounting and SEC reporting, none of which was individually significant. General and administrative expenses were 7 percent ($109,000) higher in the six month period ended June 30, 2012, compared to the same period of 2011, reflecting increases in a number of categories such as option expense, salaries and benefits and legal, none of which was individually significant. Consolidated research and development expenses were lower by 16 percent ($117,000) and 6 percent ($88,000) in the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011, due to a higher percentage of technical personnel expenses being charged to cost of services revenue for maintenance, processing and professional services in 2012.

Interest Income, net – We recorded net interest income of $0 and $5,000, in the three and six month periods ended June 30, 2012, respectively, compared to net interest income of $6,000 and $17,000 in the three and six month periods ended June 30, 2011.  The difference between periods reflects primarily the fact that the note receivable related to the sale of our former VISaer subsidiary was lower in 2012 than in 2011 due to principal payments made in 2011 and 2012.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method.  We recorded net equity losses of our affiliate company in the three and six month periods ended June 30, 2012, compared to net equity income of our affiliate company in the three and six month periods ended June 30, 2011. The change between periods reflects a decline in profitability of the affiliate company in 2012.

Other Income – As previously explained, the second quarter and year-to-date results for 2011 include income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter.

Income Taxes – We recorded $35,000 and $48,000, in the three and six month periods ended June 30, 2012, respectively, for state income tax expense, which amounts include $13,000 in connection with uncertain tax positions. In the comparable periods in 2011, the three and six month amounts shown for income taxes include $26,000 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at June 30, 2012 was $2,505,000 as compared to $3,152,000 at December 31, 2011.  During the six months ended June 30, 2012, a principal source of cash was receipt of a scheduled $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K).  We used $466,000 cash for operations.  Major working capital changes included:
•	an increase in accounts receivable of $379,000 reflecting mainly higher billings in May and June 2012 as compared to December 2011.
•	an increase of $97,000 in inventory due mainly to building finished goods inventory to support ChemFree’s sales growth and estimated near-term demand
•	an increase in deferred revenue of $184,000 reflecting mainly milestone billings to CoreCard customers in advance of revenue recognition
•
an increase in accrued expenses of $187,000, the majority of which is related to slower payment of commissions owed to third parties and, to a lesser extent, accruals for freight and state income taxes.

During the six months ended June 30, 2012, we used $112,000 of cash to purchase computer and facility equipment at our operating companies. We also used $300,000 to acquire a minority ownership interest in an early stage technology company.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2012 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. The line of credit expires June 30, 2014, subject to the bank renewing the line for an additional period.  We have not drawn down under the bank line of credit in more than two years. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit..  Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of acquired intangibles and impairment of long-lived assets, and valuation of investments to be critical policies due to the estimation processes involved in each.  Management discusses its estimates and judgments with the Audit Committee of the Board of Directors.  For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2011.  During the three and six month periods ended June 30, 2012, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

•
One of ChemFree’s customers represented 29 percent of our consolidated periods ended June 30, 2012 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term.

•	Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders.
•
Increased prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs. In 2011, the company raised prices on certain of its SmartWasher® products to offset cost increases but may not be able to do so in the future due to competitive pressure.

•	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
•
Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product or service solution, resulting in lower revenue and profits (or increased losses).

•
Increasing and changing government regulations in the United States and foreign countries related to such issues as data privacy, financial and credit transactions could require changes to our products and services to meet applicable compliance requirements, which could increase our costs and could affect our existing customer relationships or prevent us from getting new customers.

•	CoreCard could fail to expand its base of customers as quickly as anticipated, resulting in lower revenue and profits (or increased losses) and increased cash needs.
•
In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering a SmartWasher® machine, which may require the unamortized balance of the original machine cost to be written off which could reduce profits in that reporting period and result in lower revenue in future periods.

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

Item 1 Legal Proceedings

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

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree. The complaint seeks a ruling to compel the defendant to cease its infringing activities. The discovery phase of the litigation is on hold while the parties attempt to settle the matter.  No resolution has been reached as of the date of this filing.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Item 6.  Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Eleventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012, filed herein.

10.2	Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Cherie M. Fuzzell dated May 24, 2012, filed herein.

10.3	Second Amendment to Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated May 25, 2012, filed herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 14, 2012	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 14, 2012	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3 .1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Eleventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012, filed herein.

10.2	Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Cherie M. Fuzzell dated May 24, 2012, filed herein.

10.3	Second Amendment to Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated May 25, 2012, filed herein.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation