Form 10-Q
period 2012-09-30
INTELLIGENT SYSTEMS CORP
filed 2012-11-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
As of October 31, 2012, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index
Form 10-Q

		Page

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 (restated)	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011 (restated)	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	15

Part II	Other Information

Item 1	Legal Proceedings	16
Item 6	Exhibits	16

Signatures		17

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Page2

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)	(restated, unaudited)
ASSETS
Current assets:
Cash	$2,028	$3,152
Marketable securities	269	209
Accounts receivable, net	2,822	2,504
Note and interest receivable, current portion	247	249
Inventories, net	1,046	824
Other current assets	382	284
Total current assets	6,794	7,222
Investments	1,572	1,288
Note and interest receivable, net of current portion	--	240
Property and equipment, at cost less accumulated depreciation	1,161	1,222
Patents, net	98	133
Total assets	$9,625	$10,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$387	$463
Deferred revenue, current portion	950	907
Accrued payroll	437	460
Accrued expenses	729	669
Other current liabilities	267	369
Total current liabilities	2,770	2,868
Deferred revenue, net of current portion	53	50
Other long-term liabilities	134	140
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at September 30, 2012 and December 31, 2011	90	90
Additional paid-in capital	21,520	21,461
Accumulated other comprehensive loss	(85)	(111)
Accumulated deficit	(14,065)	(14,290)
Total Intelligent Systems Corporation stockholders’ equity	7,460	7,150
Non-controlling interest	(792)	(103)
Total stockholders’ equity	6,668	7,047
Total liabilities and stockholders’ equity	$9,625	$10,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

Page3

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2012	2011 (restated)	2012	2011 (restated)
Revenue
Products	$3,104	$4,055	$9,879	$10,733
Services	971	875	2,322	1,898
Total net revenue	4,075	4,930	12,201	12,631
Cost of revenue
Products	1,538	1,761	4,984	5,047
Services	689	501	1,779	1,120
Total cost of revenue	2,227	2,262	6,763	6,167
Expenses
Marketing	592	536	1,771	1,621
General and administrative	660	731	2,281	2,244
Research and development	550	649	1,831	2,017
Income (loss) from operations	46	752	(445)	582
Other income (expense)
Interest income, net	4	8	8	25
Equity in income (loss) of affiliate company	(5)	(17)	(16)	3
Other income, net	12	8	37	472
Income (loss) before income taxes	57	751	(416)	1,082
Income taxes	--	51	48	99
Net income (loss)	57	700	(464)	983
Net (income) loss attributable to noncontrolling interest	$173	$(133)	$689	$175
Net income attributable to Intelligent Systems Corporation	$230	$567	$225	$1,158
Income per share based on income attributable to Intelligent Systems Corporation:
Basic	$0.03	$0.06	$0.03	$0.13
Diluted	$0.03	$0.06	$0.03	$0.13
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,968,174	8,967,912	8,967,936	8,968,017

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2012	2011	2012	2011
Net income (loss)	$57	$700	$(464)	$983
Other comprehensive income (loss):
Foreign currency translation adjustment	26	(41)	7	(43)
Unrealized gain (loss) on available for sale marketable securities	11	(21)	19	(21)
Comprehensive income (loss)	$94	$638	$(438)	$919

The accompanying notes are an integral part of these Consolidated Financial Statements.

Page4

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended Sept. 30,
	2012	2011

OPERATIONS:
Net income (loss)	$(464)	$983
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	373	278
Stock-based compensation expense	59	27
Non-cash interest income, net	(8)	(12)
Equity in (income) loss of affiliate company	16	(3)
Changes in operating assets and liabilities
Accounts receivable	(318)	(584)
Inventories	(222)	(161)
Other current assets	(98)	63
Accounts payable	(76)	76
Deferred revenue	43	(846)
Accrued payroll	(23)	(160)
Accrued expenses	60	81
Other current liabilities	(102)	(31)
Other liabilities	(3)	64
Net cash used for operating activities	(763)	(225)

INVESTING ACTIVITIES:
Purchase of marketable securities	(41)	(222)
Proceeds from note and interest receivable	250	600
Purchases of property and equipment	(277)	(382)
Long-term investment	(300)	--
Net cash used for investing activities	(368)	(4)

Effects of exchange rate changes on cash	7	(46)
Net decrease in cash	(1,124)	(275)
Cash at beginning of period	3,152	2,942
Cash at end of period	$2,028	$2,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$15	$70

The accompanying notes are an integral part of these Consolidated Financial Statements.

Page5

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries.  As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Commission.  The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2011, consolidated condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.     Option Agreement – As disclosed in Note 17 to our 2011 Annual Report Form 10-K, on March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96 percent of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. We entered into the Option Agreement in recognition of CNB’s ongoing cooperation and contribution to building CoreCard’s card processing business.  During the nine month period ended September 30, 2012, we recorded an expense of $18,000 in the marketing category and have recorded a long-term liability of $18,000 at September 30, 2012, to recognize the financial impact of the Option Agreement.

3.     Comprehensive Income – Comprehensive income is the total of net income (loss) and all other non-owner changes in equity in a period.  A summary follows:

Consolidated Statements of Comprehensive Income	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2012	2011	2012	2011
Net income (loss)	$57	$700	$(464)	$983
Other comprehensive income (loss):
Foreign currency translation adjustment	26	(41)	7	(43)
Unrealized gain (loss) on available for sale marketable securities	11	(21)	19	(21)
Comprehensive income (loss)	$94	$638	$(438)	$919

4.     Stock-based Compensation – At September 30, 2012, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements.  We recorded $20,000 and $10,000 of stock-based compensation expense in the three months ended September 30, 2012 and 2011, respectively and $59,000 and $27,000 for the nine months ended September 30, 2012 and 2011, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2011 Form 10-K.

Page6

As of September 30, 2012, there is $134,000 of unrecognized compensation cost related to stock options. During the nine month period ended September 30, 2012, an aggregate of 17,000 options were granted on May 24, 2012 to four independent members of our board pursuant to the 2011 Non-Employee Director Stock Option Plan.  All options were granted at fair market value on the date of grant.  No options were exercised during the three and nine month periods ended September 30, 2012.  A total of 14,000 unexercised options expired during the nine month period ended September 30, 2012.

The following table summarizes stock options as of September 30, 2012:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2012	345,500	$1.72	5.8	$12,960
Vested at September 30, 2012	220,833	$1.77	4.0	$12,960

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

Page7

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2012	2011	2012	2011
ChemFree Customer A	29.0%	22.0%	29.0%	26.8%
ChemFree Customer B	10.0%	--	10.0%	--
ChemFree Customer C	11.5%	--	12.9%	10.2%
CoreCard Customer D	--	28.4%	--	11.3%

8.     Short-term Borrowings – On June 29, 2012, we renewed our working capital line of credit with our bank.  The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent (1.5%) and 6.0% (6.0% at September 30, 2012); is secured by all assets of the company and our principal subsidiaries; is guaranteed by our subsidiaries; and expires June 30, 2014. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000.  At September 30, 2012, our borrowing base calculation resulted in availability of the maximum of $1,250,000, of which we had drawn down $0.  The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock.  The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case.  Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term.  As of September 30, 2012, we were in compliance with the loan covenants.

9.     Commitment and Contingencies –

Leases – We renewed a noncancellable operating lease on May 25, 2012 for a three year term ending May 31, 2015. As of September 30, 2012, our future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2012 (October 1 through December 31, 2012)	$116
2013	465
2014	465
2015	194
Total minimum lease payments	$1,240

Page8

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

10.   Industry Segments – Segment information is presented consistent with the basis described in our 2011 Form 10-K. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2012	2011	2012	2011
Information Technology
Revenue	$1,001	$2,131	$2,412	$3,673
Operating income (loss)	(352)	484	(1,576)	(361)
Industrial Products
Revenue	3,074	2,799	9,789	8,958
Operating income	696	482	2,215	1,752
Consolidated Segments
Revenue	4,075	4,930	12,201	12,631
Operating income	344	966	639	1,391
Corporate expenses	(298)	(214)	(1,084)	(809)
Consolidated operating income (loss)	$46	$752	$(445)	$582

Depreciation and Amortization
Information Technology	$60	$13	$123	$87
Industrial Products	78	83	241	181
Consolidated segments	138	96	364	268
Corporate	3	3	9	10
Consolidated depreciation and amortization	$141	$99	$373	$278

Capital Expenditures
Information Technology	$73	$(23)	$144	$139
Industrial Products	88	44	129	243
Consolidated segments	161	21	273	381
Corporate	4	--	4	1
Consolidated capital expenditures	$165	$21	$277	$382

Page9

(unaudited, in thousands)	September 30, 2012	December 31, 2011
Identifiable Assets
Information Technology	$1,725	$1,791
Industrial Products	5,927	6,654
Consolidated segments	7,652	8,445
Corporate	1,973	1,660
Consolidated assets	$9,625	$10,105

11.   Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years.  As of September 30, 2012 and December 31, 2011, we have recorded a liability of $134,000 and $116,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions.  The liability includes $25,000 and $20,000 of interest and penalties, as of September 30, 2012 and December 31, 2011 respectively.  As of September 30, 2012, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the nine months ended September 30, 2012, we recognized $2,000 in interest expense and $3,000 in penalties related to uncertain tax positions.  During the nine months ended September 30, 2011, we recognized $5,000 in interest expense and $0 in penalties related to uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2008.

12.   Recent Accounting Pronouncements – We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

13.   Restatement – On January 1, 2009, we adopted Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  The standard requires the recognition of a noncontrolling interest in a subsidiary as a component of equity in the consolidated financial statements, separate from the parent’s equity for all periods presented.  In addition, the standard requires the parent to attribute to the noncontrolling interest their share of net income and losses of the subsidiary and to disclose on the face of the consolidated income statement the amounts of net income and losses attributed to the noncontrolling interest.  The standard also requires the parent to attribute to the noncontrolling interest their share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts.  We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the noncontrolling interest (held by common shareholders of our CoreCord Software subsidiary) their share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2011 and the stockholders’ equity section of the consolidated balance sheets as of December 31, 2011 to fully comply with the standard.  Below is a summary of the impact of the restatement.

•
For the three month period ended September 30, 2011, we previously reported $700,000 of net income.  In restatement, we attributed $133,000 of income to the noncontrolling interest, resulting in net income attributable to Intelligent Systems Corporation of $567,000 ($0.06 per basic and diluted share) as restated.

•
For the nine month period ended September 30, 2011, we previously reported $983,000 of net income.  In restatement, we attributed $175,000 of loss to the noncontrolling interest, resulting in net income attributable to Intelligent Systems Corporation of $1,158,000 ($0.13 per basic and diluted share) as restated.

•
As of December 31, 2011, we previously reported Intelligent Systems Corporation stockholders’ equity of $5,531,000 and noncontrolling interest equity of $1,516,000.  In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $1,619,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount.  After restatement, Intelligent Systems’ Corporation stockholders’ equity increased to $7,150,000 and the noncontrolling interest became a deficit of $103,000.  Total stockholders’ equity was unchanged at $7,047,000.

14.   Subsequent Events – We evaluated subsequent events through the date when these financial statements were issued.  We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

Page10

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis. Our CoreCard subsidiary is not consistently profitable, due in part to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and internal and compliance processes to support this new line of business. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

From time to time, we derive income from sales of holdings in affiliate and other minority-owned companies or we may record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of an affiliate company accounted for by the equity method. The timing and amount of the gain or loss recognized as a result of a sale or the amount of equity in the income or losses of the affiliate are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

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

Page11

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue from continuing operations in the three month period ended September 30, 2012 was $4,075,000 compared to $4,930,000 in the third quarter of 2011.  For the nine month period ended September 30, 2012, total revenue was $12,201,000, compared to $12,631,000 in the same period in 2011.
•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3,104,000 in the three month period ended September 30, 2012, a 23 percent decline compared to the three month period ended September 30, 2011. Product revenue was $9,879,000 in the nine month period ended September 30, 2012, an 8 percent decline compared to the nine month period ended September 30, 2011. In both the three and nine month periods ended September 30, 2012, our ChemFree subsidiary reported year-over-year growth in total product revenue of approximately 9 percent, led by increased domestic sales and lease volume of its SmartWasher® parts washer machines. ChemFree’s revenue from worldwide consumable supplies also experienced period-to-period growth in both the quarter and year-to-date periods of 2012.  However, software license revenue associated with our Information Technology segment declined in both the three and nine month periods ended September 30, 2012 compared to the same periods in 2011 due to fewer new software license contracts completed in 2012 than in the corresponding periods last year.

•
Service revenue associated with the Information Technology segment was $971,000 and $2,322,000 in the three and nine months ended September 30, 2012, respectively, an increase of 11 percent and 22 percent compared to the respective periods in 2011.  Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services. The growth in the quarter and year-to-date periods in 2012 as compared to the same periods in 2011 is attributed to an increase in 2012 in the installed base of customers that pay for maintenance and technical support as well as card processing services and more professional services projects that were completed for CoreCard customers.  The number and timing of professional services contracts vary significantly from period to period based on customer requirements and priorities.

Cost of Revenue – Total cost of revenue was 55 percent of total revenue in both the three and nine month periods ended September 30, 2012, respectively, compared to 46 percent and 49 percent of total revenue in the three and nine month periods ended September 30, 2011, respectively.  The changes between periods reflect variations in ChemFree’s and CoreCard’s product and service mix from period to period.
•
Cost of product revenue was 50 percent of product revenue in both the three and nine months ended September 30, 2012, respectively, compared to costs of 43 percent and 47 percent of product revenue in the respective periods in 2011.  In 2012, the higher cost of sales as a percent of product revenue reflects the fact that CoreCard’s software license revenue (which has a lower cost of sales than ChemFree’s partswasher products) represented a smaller percentage of total product revenue in 2012 than in 2011.  ChemFree’s cost of sales as a percentage of its revenue was relatively consistent in 2012 and 2011 but the decline in software license revenue in the 2012 periods impacted the total product cost of sales percentage.

•
Cost of service revenue (which relates to our CoreCard business only) was 71 percent and 77 percent of service revenue in the three and nine month periods ended September 30, 2012, respectively, as compared to 57 percent and 59 percent of service revenue in the respective periods last year.  The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. Cost of service revenue includes three components: the costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of our U.S. and offshore employees working on the project. Our costs to provide card processing services are high in 2012 relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. These costs were significantly higher in 2012 than in 2011. In 2012, CoreCard is also allocating additional resources for regulatory compliance and support to its processing and software license customers.

Page12

Operating Expenses – Consolidated marketing expenses were higher by 10 percent ($56,000) and 9 percent ($150,000) in the three and nine month periods ended September 30, 2012 compared to the same periods in 2011, mainly due to increased sales commissions associated with growth in domestic sales of ChemFree’s Smartwasher® products as well as increases in personnel and consulting expenses. Consolidated general and administrative expenses were lower by 10 percent ($71,000) in the three month period ended September 30, 2012 compared to the respective period in 2011 due mainly to lower legal expenses related to the matters described in Part II, Item 1 of this Form 10-Q.  Consolidated research and development expenses were lower by 15 percent ($99,000) and 9 percent ($187,000) in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011, due to a higher percentage of technical personnel expenses being charged to cost of services revenue for maintenance, processing and professional services in 2012.

Interest Income, net – We recorded net interest income of $4,000 and $8,000 in the three and nine month periods ended September 30, 2012, respectively, compared to net interest income of $8,000 and $25,000 in the three and nine month periods ended September 30, 2011, respectively. The difference between periods reflects primarily the fact that the note receivable related to the sale of our former VISaer subsidiary was lower in 2012 than in 2011 due to principal payments made in 2011 and 2012.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method.  We recorded a net equity loss of $5,000 and $16,000 in the three and nine month periods ended September 30, 2012, respectively, compared to net equity loss of $17,000 and net equity income of $3,000 in the three and nine months ended September 30, 2011, respectively.  Changes between periods reflect variations in profitability of the affiliate company.

Other Income – As previously explained, the year-to-date results for 2011 include income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter.

Income Taxes – We recorded $48,000, in the nine month period ended September 30, 2012, respectively, for state income tax expense, which amounts include $13,000 in connection with uncertain tax positions. In the comparable period in 2011, the nine month amount shown for income taxes includes $27,000 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at September 30, 2012 was $2,028,000 as compared to $3,152,000 at December 31, 2011.  During the nine months ended September 30, 2012, sources of cash included receipt of a scheduled $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K).  We used $763,000 cash for operations during the nine month period ended September 30, 2012.  Major working capital changes included:
•	an increase in accounts receivable of $318,000 reflecting higher billings in the third quarter of 2012 as compared to the fourth quarter of 2011.
•	an increase of $222,000 in inventory due mainly to building inventory to support ChemFree’s sales growth, estimated near-term demand and planned new product introductions.
•	A reduction of $102,000 in other current liabilities, the majority of which is related to reductions in accrued legal and royalty expenses at the ChemFree subsidiary.

During the nine months ended September 30, 2012, we used $277,000 cash for fixed assets, reflecting an increase in ChemFree products that are leased to customers (the cost of such leased products is included in PP&E on our balance sheet), as well as purchases of computer and facility equipment at our operating companies. We also used $300,000 to acquire a minority ownership interest in an early stage technology company and $41,000 to purchase marketable securities.

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

Page13

Long-term, we currently expect that liquidity will improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets although there are no current plans to do so. Furthermore, the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of intangibles and valuation of investments to be critical policies due to the estimation processes involved in each.  For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2011.  During the three and nine month periods ended September 30, 2012, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

•
CoreCard’s processing business is more regulated than is its licensed software business.  If the company fails to comply with applicable regulations and processing standards, it could be subject to financial or other penalties that could have a significant impact on its business.

•
Our CoreCard subsidiary could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

Page14

•
One of ChemFree’s customers represented 29% percent of our consolidated revenue in the three and nine month periods ended September 30, 2012 and any unplanned changes in the volume of orders or timeliness of payments from such customer could have a negative impact on revenue, inventory levels and cash, at least in the near-term.

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

•	Delays in anticipated customer payments for any reason would increase our cash requirements and possibly our losses.
•	Declines in performance, financial condition or valuation of minority-owned companies could cause us to write-down the carrying value of our investment, which could negatively impact our earnings.
•	Our future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
•	Other general economic and political conditions could cause customers to delay or cancel software purchases.

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

Page15

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

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

Page16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 14, 2012	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 14, 2012	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Page17

EXHIBIT INDEX

Exhibit No.		Descriptions
3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation

101.DEF	**	XBRL Taxonomy Extension Definitions

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.