Form 10-K/A
period 2011-12-31
INTELLIGENT SYSTEMS CORP
filed 2012-12-14
CIK 320340

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

Explanatory Note
The purpose of this Amendment No. 1 to this Annual Report on Form 10-K is to restate the consolidated financial statements of Intelligent Systems Corporation (the “Company”) to reflect adjustments related to the amounts and allocation of profits and losses to the Noncontrolling Interest of one of the Company’s subsidiaries in accordance with Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the Noncontrolling Interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated statements of operations for the years ended December 31, 2011 and 2010, the stockholders’ equity section of the consolidated balance sheets as of December 31, 2011 and 2010, and the consolidated statements of stockholders’ equity to fully comply with the standard.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of the Annual Report on Form 10-K.  This Amendment No. 1 does not reflect events occurring after the March 22, 2012 original filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 or modify or update those disclosures set forth in that Annual Report on Form 10-K, except to reflect the restatement as noted above and in Note 2 of the Consolidated Financial Statements.

The items of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 that have been amended and restated herein are as follows:

1.	Part II, Item 8. Financial Statements have been restated.
2.	Currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed.
3.	Currently dated certifications pursuant to Section 906 of the Sarbanes-Oxleyt Act of 2002 have been filed

In addition a small number of changes have been made throughout the document as needed to reflect the renumbering of notes to the consolidated financial statements due to the addition of a new Note 2 to the restated consolidated financial statements.

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

We had 296 shareholders of record as of February 29, 2012. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future.  Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender.  See Note 7 to the Consolidated Financial Statements.

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

Intelligent Systems Corporation

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report. As explained in Note 3 to the Consolidated Financial Statements, we sold our former VISaer business in April 2008 and have accounted for the VISaer business as Discontinued Operations in the Consolidated Financial Statements since the sale. Accordingly, management’s discussion of the results of operations does not include the VISaer operations in the discussion of continuing operations for either period presented.

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

Operating Expenses - Total consolidated operating expenses were 9 percent higher in 2011 than in 2010. Consolidated marketing expenses were 2 percent ($49,000) lower in 2011 compared to 2010 primarily due to lower sales commissions paid on lower parts washer machine sales. Consolidated general and administrative expenses were higher by 8 percent ($231,000) in 2011 compared to 2010 due mainly to higher legal expenses related to the legal matters described in Notes 4 and 9 to the Consolidated Financial Statements and consulting expenses related to an accounting system upgrade. Consolidated research and development expenses were 20 percent ($429,000) higher in 2011 as compared to 2010, due mainly to an increase in the number of employees and compensation rates at the company’s India based software development and testing operations.

Interest Income, net - We had net interest income of $31,000 in 2011 and $80,000 in 2010, respectively. The decrease between periods reflects primarily the fact that our note receivable related to the sale of our former VISaer subsidiary was lower in 2011 than in 2010 due to a write down of the carrying balance of the note receivable in the quarter ended December 31, 2010, as explained in more detail in Note 3 to the Consolidated Financial Statements.

Equity Earnings (Losses) of Affiliate Company - We recognize our pro rata share of the earnings and losses of an affiliate company that we record on the equity method. In 2011 we recorded $2,000 in net equity income of the affiliate company compared to $41,000 in net equity losses of the affiliate in 2010. The change between periods reflects improved profitability of the affiliate company.

Other Income - As explained in more detail in Note 4 and Note 9 to the Consolidated Financial Statements, the results for 2011 include income of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter as well as an accrued expense of $75,000 related to taxable costs to be paid by ChemFree based on the final ruling of the Court of Appeals on the patent matter.

Intelligent Systems Corporation

Income Taxes – We recorded $93,000 and $130,000, in the years ended December 31, 2011 and 2010, respectively, for state income tax expense, including amounts accrued for uncertain tax positions.

Discontinued Operations

Loss on Sale of Discontinued Operations – As explained in more detail in Note 3 to the Consolidated Financial Statements, in 2010 we wrote down the carrying value of a note receivable from the buyer of the assets of our VISaer business and reduced a related note payable. The net effect was $345,000 which was recorded as a loss on sale of discontinued operations in the fourth quarter of 2010.

Liquidity and Capital Resources

Our cash balance at December 31, 2011 was $3.2 million compared to a cash balance of $3.0 million at December 31, 2010.   During the 12 months ended December 31, 2011, significant sources of cash include a $600,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 3 to the Consolidated Financial Statements) as well as receipt of a $450,000 payment related to settlement of a legal matter (as explained in more detail in Note 4 to the Consolidated Financial Statements). We generated $397,000 net cash from operations. Working capital changes included:

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

Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP
Consolidated Balance Sheets at December 31, 2011 and 2010 (restated)
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 (restated)
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss
  for the years ended December 31, 2011 and 2010 (restated)
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements (restated)

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

10.12	Settlement Agreement executed May 3, 2011. (Incorporated by reference to the Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.13	Option Agreement between Intelligent Systems Corporation and Central National Bank dated March 20, 2012 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K dated March 22, 2012.)

21.1	List of subsidiaries of Registrant. (Incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K dated March 22, 2012).

23.1	Currently dated Consent of Habif, Arogeti & Wynne, LLP.

31.1	Currently dated Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Currently dated Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Currently dated Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Instance Document

Intelligent Systems Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: December 14, 2012	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange	Chairman of the Board, President,	December 14, 2012
J. Leland Strange	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Bonnie L. Herron	Chief Financial Officer	December 14, 2012
Bonnie L. Herron	(Principal Accounting and Financial Officer)

/s/ James V. Napier	Director	December 14, 2012
James V. Napier

/s/ John B. Peatman	Director	December 14, 2012
John B. Peatman

/s/ Parker H. Petit	Director	December 14, 2012
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

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheets and consolidated statements of operations and stockholders' equity and comprehensive loss have been restated to correct the accounting for the allocation of net income and losses to a noncontrolling interest.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia
March 22, 2012, except for Note 2 and Note 17, as to which the date is December 14, 2012

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts; restated)

As of December 31,	2011	2010
ASSETS
Current assets:
Cash	$3,152	$2,942
Marketable securities	209	--
Accounts receivable, net	2,504	2,227
Note and interest receivable, current portion	249	600
Inventories, net	824	833
Other current assets	284	404
Total current assets	7,222	7,006
Investments	1,288	1,286
Note and interest receivable, net of current portion	240	473
Property and equipment, at cost less accumulated depreciation	1,222	1,149
Patents, net	133	177
Total assets	$10,105	$10,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$463	$322
Deferred revenue, current portion	907	1,604
Accrued payroll	460	550
Accrued expenses	669	640
Other current liabilities	369	307
Total current liabilities	2,868	3,423
Deferred revenue, net of current portion	50	70
Other long-term liabilities	140	137
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at December 31, 2011 and 2010	90	90
Additional paid-in capital	21,461	21,418
Accumulated other comprehensive income (loss)	(111)	3
Accumulated deficit	(14,290)	(15,347)
Total Intelligent Systems Corporation stockholders’ equity	7,150	6,164
Non-controlling interest	(103)	297
Total stockholders’ equity	7,047	6,461
Total liabilities and stockholders’ equity	$10,105	$10,091

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts; restated)

Year Ended December 31,	2011	2010
Revenue
Products	$13,798	$13,290
Services	2,526	2,153
Total net revenue	16,324	15,443
Cost of revenue
Products	6,688	6,961
Services	1,574	1,116
Total cost of revenue	8,262	8,077
Expenses
Marketing	2,109	2,158
General and administrative	3,032	2,801
Research and development	2,610	2,181
Income from operations	311	226
Other income (expense)
Interest income, net	31	80
Equity in income (loss) of affiliate company	2	(41)
Other income, net	406	23
Income from continuing operations before taxes	750	288
Income taxes	93	130
Income from continuing operations	657	158
Loss on sale of discontinued operations, net of taxes	--	(345)
Net income (loss)	657	(187)
Net loss attributable to noncontrolling interest	400	465
Net income attributable to Intelligent Systems Corporation	$1,057	$278
Income per share based on income attributable to Intelligent Systems Corporation:
Income per share from continuing operations: Basic and diluted	$0.11	$0.07
Loss per share from discontinued operations: Basic and diluted	$0.00	(0.04)
Net income (loss) per share: Basic and diluted	$0.11	$0.03
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,977,196	8,962,297

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts; restated)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2011	2010
Intelligent Systems Corporation stockholders' equity:
Common stock, number of shares, beginning of year	8,958,028	8,958,028
Additions during year	--	--
End of year	8,958,028	8,958,028
Common stock, amount, beginning of year	$90	$90
Additions during year	--	--
End of year	90	90
Additional paid-in capital, beginning of year	21,418	21,410
Additions during year	43	8
End of year	21,461	21,418
Accumulated other comprehensive income (loss), beginning of year	3	(28)
Foreign currency translation adjustment	(101)	31
Unrealized loss on available-for-sale marketable securities	(13)	--
End of year	(111)	3
Accumulated deficit, beginning of year	(15,347)	(15,625)
Net income (loss)	1,057	278
End of year	(14,290)	(15,347)
Total Intelligent System Corporation stockholders' equity	7,150	6,164
Non-controlling interest, beginning of year	297	762
Net loss	(400)	(465)
End of year	(103)	297
Total stockholders’ equity	$7,047	$6,461

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$657	$(187)
Other comprehensive income:
Foreign currency translation adjustments	(101)	31
Unrealized loss on available-for-sale marketable securities	(13)	--
Total comprehensive income (loss)	$543	$(156)

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2011 is adequate.  Refer to Note 6.  However, actual write-offs might exceed the recorded allowance.

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

2.  RESTATEMENT

OIn January 1, 2009, we adopted Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  The standard requires the recognition of a noncontrolling interest in a subsidiary as a component of equity in the consolidated financial statements, separate from the parent’s equity for all periods presented.  In addition, the standard requires the parent to attribute to the noncontrolling interest its share of net income and losses of the subsidiary and to disclose on the face of the consolidated income statement the amounts of net income and losses attributed to the noncontrolling interest.  The standard also requires the parent to attribute to the noncontrolling interest its share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts. We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the noncontrolling interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated financial statements for the years ended December 31, 2011 and 2010.  Below is a summary of the impact of the restatement:
•
For the year ended December 31, 2011, we previously reported net income of $657,000.  In restatement, we attributed losses of $400,000 to the noncontrolling interest, resulting in net income attributable to Intelligent Systems Corporation of $1,057,000 ($0.11 per basic and diluted share), as restated.

•
As of December 31, 2011, we previously reported Intelligent Systems Corporation stockholders’ equity of $5,531,000 and noncontrolling interest equity of $1,516,000. In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $1,619,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount.  After restatement, at December 31, 2011, Intelligent Systems Corporation stockholders’ equity increased to $7,150,000 and the noncontrolling interest became a deficit of $103,000.  Total stockholders’ equity was unchanged at $7,047,000.

•
For the year ended December 31, 2010, we previously reported net loss of $187,000. In restatement, we attributed losses of $465,000 to the noncontrolling interest, resulting in net income attributable to Intelligent Systems Corporation of $278,000 ($0.03 per basic and diluted share), as restated.

•
As of December 31, 2010, we previously reported Intelligent Systems Corporation stockholders’ equity of $4,945,000 and noncontrolling interest equity of $1,516,000. In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $1,219,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount. After restatement, at December 31, 2010, Intelligent Systems Corporation stockholders’ equity increased to $6,164,000 and the noncontrolling interest decreased to $297,000.  Total stockholders’ equity was unchanged at $6,461,000.

•
As of January 1, 2010, we previously reported Intelligent Systems Corporation stockholders’ equity of $5,093,000 and noncontrolling interest equity of $1,516,000.  In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $754,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount. After restatement, at January 1, 2010, Intelligent Systems Corporation stockholders’ equity increased to $5,847,000 and the noncontrolling interest decreased to $762,000.

3.     DISCONTINUED OPERATIONS

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

4.     LEGAL MATTER SETTLEMENT

As described in more detail in Note 9, our ChemFree subsidiary is a party to an action it brought against J. Walter Co. Ltd. and J. Walter, Inc. in the United States District Court for the Northern District of Georgia. In 2007, ChemFree sought sanctions against J. Walter and the law firm then representing the defendants for asserting a frivolous defense and counterclaim.  On May 3, 2011, ChemFree entered into a Settlement Agreement with the defendants’ former attorneys whereby they agreed to pay $450,000 in settlement of ChemFree’s claim. The Settlement Agreement was approved by the court on May 6, 2011 and the payment of $450,000 was received by ChemFree on May 9, 2011.  Accordingly, we recorded income of $450,000, which is included in the category Other Income in the Consolidated Statements of Operations for the year ended December 31, 2011.

5.     INVESTMENTS

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

6.     ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND CUSTOMER CONCENTRATIONS

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

7.     SHORT-TERM BORROWINGS

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

9.     COMMITMENTS AND CONTINGENCIES

Leases – We have a noncancellable operating lease expiring in May 2012.  Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2012	$194
Total minimum lease payments	$194

The above future minimum lease payments are payable to a related party.  See Note 12 for further discussion.

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

11.   DEFINED CONTRIBUTION PLANS

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

17.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to Intelligent Systems Corporation (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options.  Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during a period.  In computing diluted income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the income and the shares used in the basic and diluted income per share computation:

Year ended December 31,
(in thousands, except per share data)	2011	2010
Basic (restated)
Net income	$1,055	$278
Weighted average common shares outstanding	8,958	8,958
Net income per share	$0.11	$0.03

Diluted (restated)
Net income	$1,055	$278
Weighted average common shares outstanding	8,958	8,958
Effect of dilutive potential common shares: stock options	19	4
Total	8,977	8,962
Net income per share	$0.11	$0.03

At December 31, 2011 and 2010, respectively, there were 104,000 and 6,000 dilutive stock options exercisable, which had an immaterial impact on the calculation of diluted income (loss) per share.

18.   SUBSEQUENT EVENTS

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