Form 10-Q/A
period 2012-03-31
INTELLIGENT SYSTEMS CORP
filed 2012-12-14
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q is to restate the consolidated financial statements of Intelligent Systems Corporation (the “Company”) to reflect adjustments related to the amounts and allocation of profits and losses to the Noncontrolling Interest of one of the Company’s subsidiaries in accordance with Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the Noncontrolling Interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated statements of operations for the three month periods ended March 31, 2012 and 2011 and the stockholders’ equity section of the consolidated balance sheets as of March 31, 2012 and December 31, 2011 to fully comply with the standard.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of the Quarterly Report on Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the May 15, 2012 original filing date of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 or modify or update those disclosures set forth in that Quarterly Report on Form 10-Q, except to reflect the restatement as noted above and in Note 12 to the Consolidated Financial Statements.

The items of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 that have been amended and restated herein are as follows:

1.	Part I, Item 1. Financial Statements have been restated.
2.	Currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed.
3.	Currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been filed.

Intelligent Systems Corporation

Index
Form 10-Q/A

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited, restated)	(audited, restated)
ASSETS
Current assets:
Cash	$3,077	$3,152
Marketable securities	228	209
Accounts receivable, net	2,745	2,504
Notes and interest receivable, current portion	243	249
Inventories, net	885	824
Other current assets	285	284
Total current assets	7,463	7,222
Investments	1,283	1,288
Notes and interest receivable, net of current portion	--	240
Property and equipment, at cost less accumulated depreciation	1,167	1,222
Patents, net	121	133
Total assets	$10,034	$10,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754	$463
Deferred revenue, current portion	915	907
Accrued payroll	411	460
Accrued expenses	638	669
Other current liabilities	280	369
Total current liabilities	2,998	2,868
Deferred revenue, net of current portion	45	50
Other long-term liabilities	134	140
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2012 and December 31, 2011	90	90
Additional paid-in capital	21,479	21,461
Accumulated other comprehensive loss	(63)	(111)
Accumulated deficit	(14,285)	(14,290)
Total Intelligent Systems Corporation stockholders’ equity	7,221	7,150
Non-controlling interest	(364)	(103)
Total stockholders’ equity	6,857	7,047
Total liabilities and stockholders’ equity	$10,034	$10,105

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(restated, unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue
Products	$3,418	$3,032
Services	676	512
Total revenue	4,094	3,544
Cost of revenue
Products	1,686	1,548
Services	537	278
Total cost of revenue	2,223	1,826
Expenses
Marketing	586	520
General & administrative	871	918
Research & development	668	639
Operating loss	(254)	(359)
Other income (expense)
Interest income, net	4	11
Equity in income (loss) of affiliate company	(4)	9
Other income	10	6
Loss before income taxes	(244)	(333)
Income taxes	12	21
Net loss	(256)	(354)
Net loss attributable to noncontrolling interest	261	202
Net income (loss) attributable to Intelligent Systems Corporation	$5	$(152)
Income (loss) per share based on net income (loss) attributable to Intelligent Systems Corporation:
Basic and diluted	$0.00	$(0.02)
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	9,119,967	8,958,028

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31,
(unaudited, in thousands)	2012	2011
Net loss	$(256)	$(354)
Other comprehensive income (loss)
Unrealized gain on available-for-sale marketable securities	19	--
Foreign currency translation adjustment	29	(2)
Comprehensive loss	$(208)	$(356)

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

12.
Restatement – On January 1, 2009, we adopted Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  The standard requires the recognition of a noncontrolling interest in a subsidiary as a component of equity in the consolidated financial statements, separate from the parent’s equity for all periods presented.  In addition, the standard requires the parent to attribute to the noncontrolling interest its share of net income and losses of the subsidiary and to disclose on the face of the consolidated income statement the amounts of net income and losses attributed to the noncontrolling interest.  The standard also requires the parent to attribute to the noncontrolling interest its share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts.  We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the noncontrolling interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated statements of operations for the three month periods ended March 31, 2012 and 2011 and the stockholders’ equity section of the consolidated balance sheets as of March 31, 2012 and December 31, 2011 to fully comply with the standard.  Below is a summary of the impact of the restatement.

•
For the three month periods ended March 31, 2012 and 2011, we previously reported net loss of $256,000 and $354,000, respectively.  In restatement, for the three month periods ended March 31, 2012 and 2011, we attributed losses of $261,000 and $202,000, respectively, to the noncontrolling interest, resulting in net income attributable to Intelligent Systems Corporation of $5,000 ($0.00 per basic and diluted share) and net loss attributable to Intelligent Systems Corporation of $152,000 ($0.02 per basic and diluted share), respectively, as restated.

•
 As of March 31, 2012, we previously reported Intelligent Systems Corporation stockholders’ equity of $5,341,000 and noncontrolling interest equity of $1,516,000.  In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $1,880,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount.  After restatement, Intelligent Systems Corporation stockholders’ equity increased to $7,221,000 and the noncontrolling interest became a deficit of $364,000.  Total stockholders’ equity was unchanged at $6,857,000.

•
As of December 31, 2011, we previously reported Intelligent Systems Corporation stockholders’ equity of $5,531,000 and noncontrolling interest equity of $1,516,000.  In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $1,619,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount.  After restatement, Intelligent Systems Corporation stockholders’ equity increased to $7,150,000 and the noncontrolling interest became a deficit of $103,000.  Total stockholders’ equity was unchanged at $7,047,000.

13.
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: December 14, 2012	By: /s/ J. Leland Strange J. Leland Strange Chief Executive Officer, President

Date: December 14, 2012	By: /s/ Bonnie L. Herron Bonnie L. Herron Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
 XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.