Form 10-Q/A
period 2012-06-30
INTELLIGENT SYSTEMS CORP
filed 2012-12-14
CIK 320340

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

Explanatory Note

The purpose of this Amendment No. 1 to this Quarterly Report on Form 10-Q is to restate the consolidated financial statements of Intelligent Systems Corporation (the “Company”) to reflect adjustments related to the amounts and allocation of profits and losses to the Noncontrolling Interest of one of the Company’s subsidiaries in accordance with Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the Noncontrolling Interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2012 and 2011 and the stockholders’ equity section of the consolidated balance sheets as of June 30, 2012 and December 31, 2011 to fully comply with the standard.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of the Quarterly Report on Form 10-Q.  This Amendment No. 1 does not reflect events occurring after the August 14, 2012 original filing date of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 or modify or update those disclosures  set forth in that Quarterly Report on Form 10-Q, except to reflect the restatement as noted above and in Note 13 to the Consolidated Financial Statements.

The items of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 that have been amended and restated herein are as follows:

1.	Part I, Item 1. Financial Statements have been restated.
2.	Currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed.
3.	Currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been filed

Intelligent Systems Corporation

Index
Form 10-Q/A

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 (restated)	4
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011 (restated)	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011	6
	Notes to Consolidated Financial Statements (restated)	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4	Controls and Procedures	17

Part II	Other Information

Item 1	Legal Proceedings	18
Item 6	Exhibits	18

Signatures		19

Ex. 10.1
Eleventh Modification to Loan Documents between Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated August 12, 2012).

Ex. 10.2
Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Cherie M. Fuzzell dated May 24, 2012 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q dated August 12, 2012).

Ex. 10.3
Second Amendment to Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated May 25, 2012 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q dated August 12, 2012).

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

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited, restated)	(audited, restated)
Current assets:
Cash	$2,505	$3,152
Marketable securities	217	209
Accounts receivable, net	2,883	2,504
Note and interest receivable, current portion	245	249
Inventories, net	921	824
Other current assets	313	284
Total current assets	7,084	7,222
Investments	1,577	1,288
Note and interest receivable, net of current portion	--	240
Property and equipment, at cost less accumulated depreciation	1,124	1,222
Patents, net	110	133
Total assets	$9,895	$10,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$415	$463
Deferred revenue, current portion	1,101	907
Accrued payroll	501	460
Accrued expenses	856	669
Other current liabilities	277	369
Total current liabilities	3,150	2,868
Deferred revenue, net of current portion	40	50
Other long-term liabilities	152	140
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at June 30, 2012 and December 31, 2011	90	90
Additional paid-in capital	21,499	21,461
Accumulated other comprehensive loss	(122)	(111)
Accumulated deficit	(14,301)	(14,290)
Total Intelligent Systems Corporation stockholders’ equity	7,166	7,150
Noncontrolling interest	(613)	(103)
Total stockholders’ equity	6,553	7,047
Total liabilities and stockholders’ equity	$9,895	$10,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(restated, unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Products	$3,357	$3,645	$6,775	$6,677
Services	675	512	1,351	1,024
Total net revenue	4,032	4,157	8,126	7,701
Cost of revenue
Products	1,759	1,737	3,446	3,285
Services	554	341	1,090	620
Total cost of revenue	2,313	2,078	4,536	3,905
Expenses
Marketing	593	565	1,179	1,085
General and administrative	751	595	1,622	1,513
Research and development	613	730	1,280	1,368
Income (loss) from operations	(238)	189	(491)	(170)
Other income (expense)
Interest income, net	--	6	5	17
Equity in income (loss) of affiliate company	(6)	11	(10)	20
Other income, net	14	458	23	464
Income (loss) before income taxes	(230)	664	(473)	331
Income taxes	35	27	48	48
Net income (loss)	(265)	637	(521)	283
Net loss attributable to noncontrolling interest	248	105	510	307
Net income (loss) attributable to Intelligent Systems Corporation	$(17)	$742	$(11)	$590
Income (loss) per share based on income (loss) attributable to Intelligent Systems Corporation:
Basic and diluted	$0.00	$0.08	$0.00	$0.07
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	8,968,253	8,958,028	8,958,069

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2012	2011	2012	2011
Net income (loss)	$(265)	$637	$(521)	$283
Other comprehensive income (loss):
Foreign currency translation adjustment	(48)	3	(19)	6
Unrealized gain (loss) on available for sale marketable securities	(11)	--	8	--
Comprehensive income (loss)	$(324)	$640	$(532)	$289

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

13.
Restatement – On January 1, 2009, we adopted Financial Account Standards Board (“FASB”) authoritative guidance establishing accounting and reporting standards for Noncontrolling Interests in Consolidated Financial Statements.  The standard requires the recognition of a noncontrolling interest in a subsidiary as a component of equity in the consolidated financial statements, separate from the parent’s equity for all periods presented.  In addition, the standard requires the parent to attribute to the noncontrolling interest its share of net income and losses of the subsidiary and to disclose on the face of the consolidated income statement the amounts of net income and losses attributed to the noncontrolling interest.  The standard also requires the parent to attribute to the noncontrolling interest its share of losses even if such attribution results in a deficit noncontrolling interest balance within the parent’s equity accounts.  We recently determined that we have not been applying the guidance correctly in all respects because we have not been attributing to the noncontrolling interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses or income of the subsidiary and have not been disclosing such attributed amounts on the face of the consolidated statements of operations.  Accordingly, we have restated the consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2012 and 2011 and the stockholders’ equity section of the consolidated balance sheets as of June 30, 2012 and December 31, 2011 to fully comply with the standard.  Below is a summary of the impact of the restatement.

•
For the three month periods ended June 30, 2012 and 2011, we previously reported $265,000 of net loss and $637,000 of net income, respectively.  In restatement, for the three month periods ended June 30, 2012 and 2011, we attributed losses of $248,000 and $105,000, respectively, to the noncontrolling interest, resulting in net loss attributable to Intelligent Systems Corporation of $17,000 ($0.00 per basic and diluted share) and net income attributable to Intelligent Systems Corporation of $742,000 ($0.08 per basic and diluted share), respectively, as restated.

•
For the six month periods ended June 30, 2012 and 2011, we previously reported $521,000 of net loss and $283,000 of net income, respectively.  In restatement, for the six month periods ended June 30, 2012 and 2011, we attributed losses of $510,000 and $307,000, respectively, to the noncontrolling interest, resulting in net loss attributable to Intelligent Systems Corporation of $11,000 ($0.00 per basic and diluted share) and net income attributable to Intelligent Systems Corporation of $590,000 ($0.07 per basic and diluted share), respectively, as restated.

•
As of June 30, 2012, we previously reported Intelligent Systems Corporation stockholders’ equity of $5,037,000 and noncontrolling interest equity of $1,516,000.  In restatement, we reduced Intelligent Systems Corporation stockholders’ accumulated deficit by $2,129,000 (representing the accumulated losses attributed to the noncontrolling interest) and reduced the noncontrolling interest equity by the same amount.  After restatement, Intelligent Systems Corporation stockholders’ equity increased to $7,166,000 and the noncontrolling interest became a deficit of $613,000.  Total stockholders’ equity was unchanged at $6,553,000.

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

10.1
Eleventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated August 12, 2012).

10.2
Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Cherie M. Fuzzell dated May 24, 2012. Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q dated August 12, 2012).

10.3
Second Amendment to Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated May 25, 2012.(Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q dated August 12, 2012).

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

10.1
Eleventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated August 12, 2012).

10.2
Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Cherie M. Fuzzell dated May 24, 2012. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q dated August 12, 2012).

10.3
Second Amendment to Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated May 25, 2012. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q dated August 12, 2012).

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