Form 10-K
period 2012-12-31
INTELLIGENT SYSTEMS CORP
filed 2013-03-22
CIK 320340

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended    December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to ____________
Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)
Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (770) 381-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☑  No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2012 was $6,309,971 (computed using the closing price of the common stock on June 30, 2012 as reported by the NYSE MKT).

As of February 28, 2013, 8,958,028 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2013  are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		PAGE
Part I

Item
1.	Business	1
2.	Properties	7
3.	Legal Proceedings	7
4.	Mine Safety Disclosures	7
Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
8.	Financial Statements	16
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
9A.	Controls and Procedures	16

Part III

10.	Directors, Executive Officers and Corporate Governance	17
11.	Executive Compensation	18
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
13	Certain Relationships and Related Transactions, and Director Independence	18
14.	Principal Accountant Fees and Services	19

Part IV

15.	Exhibits and Financial Statement Schedules	19
Signatures		21

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

Industry Segments Overview

Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products.  The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”).  As of December 31, 2012, we own 100 percent of ChemFree and approximately 96 percent (on a fully diluted basis) of CoreCard.  We also have two wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India that perform software development and testing for CoreCard but do not sell products or services to third parties.

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

Our business is not seasonal on a consolidated basis.

Industrial Products Segment

ChemFree Corporation – ChemFree, our largest subsidiary in terms of revenue and profit, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark.  The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts and weapons, without using hazardous, solvent-based chemicals.  Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter, naturally occurring microorganisms, and aqueous-based degreasing solutions.  Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the cleaning process and the SmartWasher® system is completely self-cleaning.  Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us.  Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. ChemFree sells replacement fluid and filters to its customers on a regular basis after the initial parts washer sale.  ChemFree has several U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets.  As the leader in bio-remediating parts washers, ChemFree introduces new versions and enhancements of its products, formulations and consumable supplies to the market on a regular basis.  ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program.  To date, OzzyJuice® is the only bio-remediating parts washing fluid to be so recognized.

ChemFree’s markets include the automotive, transportation, industrial and military markets.  The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers, and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies.  Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and exclusive distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products.  One of ChemFree’s domestic distributors, NAPA, represented 13 percent and 11 percent of our consolidated revenue in 2012 and 2011, respectively.  Part of ChemFree’s revenue is derived from lease contracts under which ChemFree provides SmartWasher® machines and supplies to nationwide chains of auto repair shops, such as Firestone, Tires Plus and Pep Boys.

ChemFree also sells to large volume corporate customers on a direct basis rather than through its distributor network.  One such corporate customer, Cintas Corporation, accounted for 27 percent of consolidated revenue in both 2012 and 2011.  Cintas buys machines and consumables from ChemFree and provides them to its lease customers in conjunction with regular visits by its service teams to change filters and replenish fluids.  In 2010, a lease with services program was successfully launched in Australia by another ChemFree customer and several other initiatives are being explored with customers in other international markets as well as smaller regional service companies in the U.S. market.  International markets are individually much smaller than the U.S. domestic market.

ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms.  Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance.  Specifically,

•
The SmartWasher® system is available in a variety of model sizes and features to meet specific customer needs and typically incorporate ChemFree’s bio-remediating system, employing a heater, recirculating pump, proprietary aqueous based de-greasing fluid and microbe impregnated filter. Compared to solvent-based systems, these features make the SmartWasher® system safer, non-flammable and non-caustic to users and do not require expensive contracts to haul and dispose of regulated materials.

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

•
Unlike solvent-based systems, the SmartWasher® system does not expose workers to harmful, irritating chemicals.  ChemFree’s fluid is non-flammable, non-caustic and produces no emissions from volatile organic compunds, thus reducing the likelihood of fire and enhancing the safety and health of workers and the workplaces in which parts washers are used.

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

•
Customer feedback as well as market acceptance and repeat orders over more than twelve years indicate that the SmartWasher® system cleans as quickly and effectively as solvent-based systems, while providing the additional advantages of positive environmental, health and safety features.

•
ChemFree has recently introduced its BenchTop Pro model designed to appeal to  the home, hobbyist and small shop market, featuring bio-remediating functionality that operates at ambient temperature (i.e. does not require a heater) which it believes will be a unique and attractive offering that expands its addressable market.

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

Customer and warranty service, covering one to three year periods, generally consists of shipping a replacement part to the customer or returning a defective product for replacement to either ChemFree or its distributors. ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia. ChemFree blends its proprietary fluid at its facility in Norcross, Georgia and at third party facilities in certain international markets under non-exclusive blending arrangements. While it is possible to acquire most raw material parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree owned molds.  One sub-assembly and certain molded plastic parts have only a single qualified supplier presently and shortages or price increases associated with such sole-source suppliers could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold.  ChemFree has from time to time experienced limited shortages of a sole-sourced molded part that is included in one of its products, but this has not had and is not anticipated to have a material impact on its business due to the limited revenue and margin derived from such product.  We expect that some general price inflation affecting raw material prices will continue for the foreseeable future; however, it is unclear how significant this will be. In 2011, ChemFree increased the selling price of certain of its products that offset in part increases in the cost of certain component parts and raw materials although, for competitive and other reasons, it may not be able to increase prices on a regular basis.

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

•
Prepaid Cards – pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest.  Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, student aid disbursement, government assistance payments, and transit cards.

The CoreCard® software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation.  For example, the CoreCard® solutions are feature-rich, browser-based financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on low cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers benefit from a lower overall cost-of-ownership and scalability by adding additional servers as their card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, a web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, available either for in-house license or outsourced processing (“Processing Services”) at the customer’s option. CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the CoreCard processing environment and transfer it in-house for customer controlled processing at a later date.

•	License - Typically CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for the customer’s unique requirements, at the customer controlled location.
•
Processing Services - CoreCard has expanded the ways customers can access or deploy its software and now offers processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer.

It has taken more time and resources than expected to build the relationships and infrastructure to support CoreCard’s new processing services line of business. However, CoreCard is now processing prepaid cards and is positioned to add new processing customers in 2013.  CoreCard has a data processing center and disaster recovery site at secure third party locations, has received a certification of compliance with the Payment Card Industry (PCI) Data Security Standards, an important step in ensuring protection of all consumer data handled by the CoreCard processing system and has an SSAE-16 Type II independent auditor report that can be relied on by its processing customers. It has obtained certification from the Discover network and expects to complete direct connections and certification by other major network associations in 2013.

We have a relationship with Central National Bank (the “Bank”) that we believe is an important step in building the CoreCard processing business. The Bank is working with us to provide consulting expertise to CoreCard’s processing operations and to define new features and functionality that will be attractive to prepaid card program managers. We expect to gradually transition to CoreCard the processing of some or all of the prepaid cards for which the Bank is presently the issuer and processor. CoreCard and the Bank have agreed to make mutual referrals of prospective business to each other where appropriate and to otherwise cooperate on building the CoreCard processing business. In recognition of the Bank’s ongoing contribution to the company, Intelligent Systems (which presently owns approximately 96% of CoreCard on a fully diluted basis) entered into an Option Agreement with the Bank on March 20, 2012 that provides to the Bank an option to acquire five percent (5%) of ISC’s ownership in CoreCard. The percentage can increase, up to ten percent (10%), based on achievement of certain card volumes as defined in the Option Agreement.  Please refer to Note 3 of the Consolidated Financial Statements.

CoreCard’s principal target markets include accounts receivable businesses, prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets.  CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard also competes to some extent with larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules.  Some of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers a robust technology platform, lower overall cost-of-ownership, greater system flexibility, multilingual/multicurrency capabilities and more customer-driven marketing options. Furthermore, we believe our processing option is an attractive alternative particularly for small, prepaid card issuers or other companies entering new credit or prepaid markets that may not have the technology expertise to run the software in-house initially. Under our processing option, customers will contract with CoreCard to provide them with processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard® software platform and modules include CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreSALES™, CoreAPP™ and CoreACQUIRE™.  Using the same base transaction processing called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management.  In addition, CoreCard configures and/or customizes its base modules with additional or specific functionality to meet each customer’s requirements.  The company has developed and sold such products to customers in the prepaid, fleet, private label, retail and credit markets.  As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements.  To date, CoreCard has focused its extensive development and limited sales activities on building a solid and growing base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully. Historically, most of the company’s software sales have resulted from prospects contacting CoreCard based on an online search, although the company plans to devote more extensive resources to sales and marketing activities in the future.  CoreCard sells its products directly to customers in the U.S. but expects to work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard’s software products are typically sold in competitive situations with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with initial contract revenue typically ranging from $150,000 to over $1 million. We also derive service revenue from implementation, customization, and annual maintenance and support contracts. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on software contracts may lead to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and profit or loss. In addition to licensing our software, we now offer processing services (running on the CoreCard software platform).  Processing customers pay an implementation and setup fee plus monthly service fees under a contract with a term of three or more years.

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

Incubator Program

For more than twenty years, we have operated the Gwinnett Innovation Park (formerly called the Intelligent Systems Incubator) at our corporate facility in Norcross, a suburb of Atlanta, Georgia.  In exchange for a monthly facility fee, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, coaching, and a network of peers.  Lease income from incubator companies reduces our total corporate facility and personnel costs by approximately $33,000 per year. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a positive way by supporting entrepreneurship and start-ups, with limited financial outlay.

Non-consolidated Companies

From time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a technology company with a software-as-a-service (SaaS) offering to help companies and educational institutions manage their purchases and expenses associated with consumable supplies (such as printer supplies, cleaning chemicals, cell phone programs, marketing materials, college apparel, etc.) through a personalized online store that includes only those products and vendors that each CoreXpand customer has approved. Vendors of supplies also use CoreXpand’s SaaS solution to provide convenient e-commerce stores for their clients to view and order from their catalogs. CoreXpand is located in the Gwinnett Innovation Park incubator.

Research and Development

We spent $2.5 million and $2.6 million in the years ended December 31, 2012 and 2011, respectively, on company sponsored research and development.  During such years, almost all of our consolidated research and development expense is related to our CoreCard subsidiary, with the balance spent for research at ChemFree.  In the past two years, CoreCard significantly increased the number of employees in our offshore operations in India for software development and testing for our Information Technology Products and Services segment, at a lower cost per employee than the domestic workforce.  Over the past two years, ChemFree has invested in developing two new models of parts washers and recently introduced its BenchTop Pro model with a unique ambient temperature, bioremediating capability designed to appeal to the home, hobbyist and small shop markets.

Patents, Trademarks and Trade Secrets

Our ChemFree subsidiary has 12 U.S. patents issued and 2 pending as well as 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bio-remediation used in the SmartWasher® system. The patents generally expire in 2014. ChemFree considers these patents as one component of its overall business strategy. In addition, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage.  CoreCard has one U.S. patent covering aspects of its core software platform.  It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary.  We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions various trademarks and service marks for our products.  We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property.  Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreFRAUD™ and others.

Personnel

As of February 28, 2013, we had 257 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries).  Of these, 214 are involved in software development, testing and operations; 36 in manufacturing operations; and 7 in corporate functions.  Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 14 to the Consolidated Financial Statements.  Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.        PROPERTIES

At February 28, 2013, we have a lease covering approximately 61,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease was renewed on June 1, 2012 for a three year term ending May 31, 2015.  Approximately 5 percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our business incubator.  We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries.  We believe our facilities are adequate for the foreseeable future.  We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.

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

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree. The complaint sought a ruling to compel the defendant to cease its infringing activities. The matter was mediated and settled amicably between the parties in January 2013 with each party paying their own legal expenses.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE MKT (“NYSE”) under the symbol INS. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

Year Ended December 31,	2012		2011
	High	Low	High	Low
1st Quarter	$1.68	$1.32	$2.90	$1.22
2nd Quarter	1.98	1.47	2.03	1.13
3rd Quarter	1.82	1.40	1.98	1.28
4th Quarter	1.65	1.07	1.92	1.21

We had 284 shareholders of record as of February 28, 2013. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.  The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future.  Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender.  See Note 6 to the Consolidated Financial Statements.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2012.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each.  For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.

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
•
other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

•
contracts for certain software products and processing services that involve an initial fee plus recurring monthly fees for software usage, maintenance and support, for which the initial fees are recognized ratably over the estimated term of the contract.

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

Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contracts and generally do not include acceptance clauses or refund rights as may be included in the initial software contracts, as described above.  Revenues from these services contracts, which are generally performed within a relatively short period of time, are recognized when the deliverables have been completed or services rendered.

For contracts for licensed software and for processing services which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the initial fees ratably on a straight line basis over the estimated life of the contract.

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

Accrued Expenses - Management regularly makes estimates with respect to expenses that should be accrued in the current reporting period, based on its best judgment of expenses that may be incurred in the future. Our ChemFree subsidiary accrues for estimated costs associated with its product warranties as an expense in the period the related sales are recognized. Product warranties typically cover repair or replacement of defective parts for a one year period, or for up to three years under extended warranty provisions. Such estimates are based on a number of factors, mainly on historical data of costs for warranty parts and services. Warranty accrual rates are reviewed and adjusted periodically. For new products introduced into the market, there is no historical data on which to base accrual rates and management estimates the warranty rates based on its best judgment, taking into consideration warranty costs for similar products where possible. In hindsight, actual warranty expenses may be more or less than estimated and could result in an adjustment to the warranty accrual in future periods.  At January 1, 2012 the accrual for warranty expense was $136,000.  During 2012, actual warranty expenses were $170,000, additional warranty accruals were $198,000, and the warranty accrual balance at December 31, 2012 was $164,000.  Management also regularly assesses any liability related to legal activity and uses its best judgment to determine the likelihood and potential cost for any such liability and what amount, if any, should be accrued. The litigation process is inherently uncertain and it is possible that the resolution of a legal matter might be different than management’s belief and judgment, which could have a material adverse effect upon the financial condition and/or results of operations of the company.

Executive Summary

We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and from sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists of fees for consulting, customization, processing services, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and may do so in the future from time to time. Our ChemFree subsidiary has regularly generated an operating profit and positive cash flow on a quarterly and annual basis and is focusing on maintaining profitable operations with modest increases in revenue growth. Our CoreCard subsidiary is not consistently profitable, in part due to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to and implemented by its customers.  Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base.  In addition, CoreCard provides processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to this new line of business. We are likely to incur losses in the foreseeable future for the processing business because contract revenue is spread out over the life of each contract while we are currently investing in the infrastructure, resources and processes to support a growing processing business.  A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty on a quarterly or annual basis.

From time to time, we derive income from sales of holdings in affiliate and other minority-owned companies or we may record a charge if we believe the value of a non-consolidated company is impaired. We also recognize on a quarterly basis our pro rata share of the income or losses of an affiliate company accounted for by the equity method. The timing and amount of the gain or loss recognized as a result of a sale or the amount of equity in the income or losses of an affiliate generally are not under our control and are not necessarily indicative of future results, either on a quarterly or annual basis.

In recent years, most of our cash has been generated by our ChemFree operations and, on an irregular basis, from sales of our investments or subsidiaries. We have used a significant amount of the cash received from these transactions and operations to support the domestic and international operations associated with our CoreCard subsidiary and the corporate office.

For additional comments on issues that may impact us, please read the section entitled Factors That May Affect Future Operations later in this discussion.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Overview of 2012 Compared to 2011

In 2012, ChemFree achieved revenue growth of 7 percent compared to 2011, and careful management of costs and inventory levels resulted in another solidly profitable year for ChemFree. In 2011, ChemFree earned income of $450,000 related to settlement of a lawsuit in ChemFree’s favor which makes year-to-year results not directly comparable.  We anticipate that ChemFree will continue to be consistently profitable in the foreseeable future as it focuses on modest revenue growth as the recovery takes hold in markets it serves. CoreCard licenses its software to customers in the financial services industry, which has been experiencing a changing regulatory, competitive and business process environment. We believe this has had and may continue to have a negative impact on CoreCard’s revenue and prospects for new customers (such as issuers, processors and program managers of credit and prepaid cards) in the foreseeable future as companies postpone software purchases and implementations, decide to outsource rather than manage in-house software implementations or encounter reluctance by financial institutions to act as sponsor banks for prospective customers. We are carefully monitoring the evolving dynamics in our markets as we add new resources, products, infrastructure and marketing activities to support existing customers and to continue to add new customers. It has taken significantly more time and resources than expected to build the relationships and infrastructure to support CoreCard’s processing services initiative.  CoreCard began to expand its prepaid card processing business in 2012, although we expect to incur losses in the processing business in the near term as revenue from processing customers is spread over multi-year contracts and we will need to continue to invest in this new line of business.

Revenue - Total consolidated revenue for the year ended December 31, 2012 was $16.5 million, an increase of 1 percent compared to $16.3 million for the prior year.  In 2012, revenue from product sales was $13.0 million, a decrease of 6 percent compared to 2011 while 2012 revenue from services rose by 39 percent to $3.5 million.

Product revenue includes sales and leases of SmartWasher® machines and consumable supplies by our ChemFree subsidiary in the Industrial Products segment as well as software licenses by our CoreCard Software subsidiary in the Information Technology Products and Services segment.

•
In 2012, total product revenue was $13.0 million compared to $13.8 million in 2011. In 2012, our ChemFree subsidiary reported year-over-year growth in total product revenue of approximately 7 percent, led by increased domestic sales volume and lease revenue for its SmartWasher® parts washer machines, a significant improvement compared to a decline in sales of domestic SmartWasher® machines in 2011. Worldwide consumable supplies also experienced period-to-period growth in 2012 reflecting a larger installed base of machines which require replacement fluid and filters on a regular basis.

•
Product revenue from ChemFree’s international sales was essentially flat in 2012 as compared with 2011. Demand in European markets was weaker than in the prior year, reflecting we believe a cautious business environment.

•
Offsetting the increase in ChemFree revenue was a decline in software license revenue associated with our Information Technology Products and Services segment in 2012 due to fewer new software license contracts completed in 2012 than in 2011.  Our contract values range from $150,000 to over $1 million depending on the scope and type of software licensed and a number of factors, some of which may be outside of our control, can cause delays in delivery of our software and implementation by the customer, thus delaying license revenue recognition.  In 2011, the company completed more contracts with high average values than was the case in 2012.

Service revenue generated by our Information Technology Products and Services segment increased by 39 percent to $3.5 million in 2012 as compared to 2011. This year-to-year increase reflects more professional services projects that were completed for customers in 2012, more maintenance revenue associated with a growing installed base of customers that pay for maintenance and technical support and more revenue generated from processing services.  We expect that maintenance revenue and processing services will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue - Total cost of revenue was $9.0 million (54 percent of total revenue) in 2012 compared to $8.3 million (51 percent of total revenue) in 2011.

•
Cost of product revenue in 2012 was $6.5 million (50 percent of total product revenue) as compared to $6.7 million (48 percent of total product revenue) in 2011.  The change between periods reflects primarily lower costs for software contracts due to fewer implementations that went live in 2012 as compared to 2011.  In the Industrial Products sector, the cost of sales as a percentage of product revenue was relatively unchanged from year-to-year.

•
Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $2.5 million (70 percent of service revenue) in 2011 as compared to $1.6 million (62 percent of service revenue) in 2011. The mix of service revenue in a given period, as well as the number of customers and new products and services being supported, impacts the cost and gross margin on service revenue. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the specific project requirements and complexity as well as the mix of U.S. and offshore employees working on the project. Our initial costs to provide card processing services are high relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. We had lower costs in 2011 because we were just rolling out the card processing services and had lower levels of expenses for compliance, audits, data center and personnel in 2011. CoreCard is providing a high level of support to its customers for processing services, maintenance and professional services activities to ensure it builds a solid base of customers and puts in place an infrastructure for future growth.

Operating Expenses - Total consolidated operating expenses were essentially flat in 2012 and 2011. Consolidated marketing expenses were 5 percent ($105,000) higher in 2012 compared to 2011 due to higher marketing expenses to support new product initiatives at ChemFree as well as more personnel and consulting expenses. Consolidated general and administrative expenses were lower by 1 percent ($15,000) in 2012 compared to 2011 due mainly to lower legal expenses related to the matters described in Note 8 to the Consolidated Financial Statements and lower consulting expenses because an accounting system upgrade was completed in 2011. Consolidated research and development expenses were 5 percent ($119,000) lower in 2012 as compared to 2011, due to a higher percentage of technical personnel expenses being charged to cost of services revenue for maintenance, processing and professional services in 2012.

Interest Income, net - We had net interest income of $7,000 in 2012 and $31,000 in 2011. The decrease between periods reflects primarily the fact that our note receivable related to the sale of our former VISaer subsidiary was lower in 2012 than in 2011 due to principal payments made in 2011 and 2012.

Equity Earnings (Losses) of Affiliate Company - We recognize our pro rata share of the earnings and losses of an affiliate company that we record on the equity method. In 2012 we recorded $12,000 in net equity losses of the affiliate company compared to $2,000 in net equity income of the affiliate company in 2011. The change between periods reflects reduced profitability of the affiliate company.

Other Income - As previously disclosed, the results for 2011 include income comprised mainly of $450,000 earned by our ChemFree subsidiary upon the settlement of a legal matter offset in part by an accrued expense of $75,000 related to taxable costs to be paid by ChemFree based on the final ruling of the Court of Appeals on the patent matter as explained in more detail in Note 8.

Income Taxes - We recorded $80,000 and $93,000, in the years ended December 31, 2012 and 2011, respectively, for state income tax expense, including amounts accrued for uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at December 31, 2012 was $2.3 million compared to a cash balance of $3.2 million at December 31, 2011.   During the 12 months ended December 31, 2012, sources of cash included a $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements).  We used $285,000 net cash for operating activities. Major working capital changes included:

•	an increase in accounts receivable of $534,000 due mainly to higher billings in December 2012 than in December 2011 and, to a lesser extent, slightly longer payment cycles in 2012
•	a reduction in accounts payable of $169,000 due mainly to fewer inventory purchases at 2012 year end and faster payment of payables to take advantage of discounts

In 2012, we used $42,000 cash to purchase additional marketable securities classified as available-for-sale and spent $399,000 cash to acquire capital equipment mainly to upgrade CoreCard’s data centers and the India office for its new processing services and additional off-shore employees as well as production equipment purchases at ChemFree. We do not expect any significant changes to capital equipment spending levels in the foreseeable future and presently do not foresee any difficulties funding such purchases. In 2012, we also invested $300,000 to acquire a minority interest in a privately held, early stage technology company.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2012 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs.  In 2012, we did not have any borrowings under the bank line of credit. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2014, subject to the bank renewing the line for an additional period.  If the bank does not renew our line of credit and if we have unforeseen cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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
•
CoreCard’s processing business is impacted, directly or indirectly, by more regulations than its licensed software business. If the company fails to provide services that comply with (or allow its customers to comply with) applicable regulations or processing standards, it could be subject to financial or other penalties that could have a negative impact on its business.

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

•
One of ChemFree’s customers represented approximately 27 percent of our consolidated revenue in 2012 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements but did affect the financial statement presentation.

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

Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP
Consolidated Balance Sheets at December 31, 2012 and 2011
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012 and 2011
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
Notes to Consolidated Financial Statements

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2012.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2012, the company’s internal control over financial reporting is effective based on those criteria.

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

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.  This information is incorporated into this Item 10 by reference.  Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement.  This information is incorporated into this Item 10 by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 11 by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	261,500	$ 1.59	368,500
Equity compensation plans not approved by security holders	84,000	$ 2.11	--
Total	345,500	$ 1.72	368,500

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2012 and 2011, 17,000 and 12,000 options, respectively, were granted under the 2011 Director Plan; 14,000 options and 16,000 options expired unexercised in 2012 and 2011, respectively. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. A total of zero and 164,500 options were granted under the 2003 Plan in 2012 and 2011, respectively. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons.  This information is incorporated into this Item 12 by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer.  Mr. Strange holds a 100% ownership interest in ISC Properties, LLC.  We paid ISC Properties, LLC $467,000 in each of the years ending December 31, 2012 and 2011.

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” in the Proxy Statement referred to in Item 10 for information regarding the independence of the company’s directors.  This information is incorporated into this Item 13 by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Please refer to the subsection entitled “Independent Registered Public Accountants” in the Proxy Statement for information about the fees paid to and services performed by our independent public accountants.  This information is incorporated into this Item 14 by reference.

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

10.2
Second Amendment to the Lease Agreement between the Registrant and ISC Properties, LLC dated May 25, 2012. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012.)

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

10.10
Eleventh Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 29, 2012. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012.)

10.11	Settlement Agreement executed May 3, 2011. (Incorporated by reference to the Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2011.)

10.12	Option Agreement between Intelligent Systems Corporation and Central National Bank dated March 20, 2012 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K dated March 22, 2012.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Habif, Arogeti & Wynne, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation ***
101.DEF	XBRL Taxonomy Extension Definitions ***
101.LAB	XBRL Taxonomy Extension Labels ***
101.PRE	XBRL Taxonomy Extension Presentation ***
***
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: March 22, 2013	By:	/s/ J. Leland Strange
J. Leland Strange Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange	Chairman of the Board, President,
J. Leland Strange	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2013
/s/ Bonnie L. Herron	Chief Financial Officer
Bonnie L. Herron	(Principal Accounting and Financial Officer)	March 22, 2013
/s/ Cherie M. Fuzzell	Director
Cherie M. Fuzzell		March 22, 2013
/s/ James V. Napier	Director
James V. Napier		March 22, 2013
/s/ John B. Peatman	Director
John B. Peatman		March 22, 2013
/s/ Parker H. Petit	Director
Parker H. Petit		March 22, 2013

INTELLIGENT SYSTEMS CORPORATION
INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia
March 22, 2013

Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

As of December 31,	2012	2011
ASSETS
Current assets:
Cash	$2,347	$3,152
Marketable securities	270	209
Accounts receivable, net	3,038	2,504
Note and interest receivable, current portion	249	249
Inventories, net	882	824
Other current assets	340	284
Total current assets	7,126	7,222
Investments	1,559	1,288
Note and interest receivable, net of current portion	--	240
Property and equipment, at cost less accumulated depreciation	1,144	1,222
Patents, net	107	133
Total assets	$9,936	$10,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$294	$463
Deferred revenue, current portion	918	907
Accrued payroll	519	460
Accrued expenses	711	669
Other current liabilities	379	369
Total current liabilities	2,821	2,868
Deferred revenue, net of current portion	48	50
Other long-term liabilities	148	140
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at December 31, 2012 and 2011	90	90
Additional paid-in capital	21,406	21,461
Accumulated other comprehensive income (loss)	(101)	(111)
Accumulated deficit	(13,758)	(14,292)
Total Intelligent Systems Corporation stockholders’ equity	7,637	7,148
Non-controlling interest	(718)	(101)
Total stockholders’ equity	6,919	7,047
Total liabilities and stockholders’ equity	$9,936	$10,105

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

Year Ended December 31,	2012	2011
Revenue
Products	$13,023	$13,798
Services	3,507	2,526
Total net revenue	16,530	16,324
Cost of revenue
Products	6,507	6,688
Services	2,465	1,574
Total cost of revenue	8,972	8,262
Expenses
Marketing	2,214	2,109
General and administrative	3,017	3,032
Research and development	2,491	2,610
Income (loss) from operations	(164)	311
Other income (expense)
Interest income, net	7	31
Investment write-down	(17)	--
Equity in income (loss) of affiliate company	(12)	2
Other income, net	49	406
Income (loss) before income taxes	(137)	750
Income taxes	80	93
Net income (loss)	(217)	657
Net loss attributable to noncontrolling interest	751	398
Net income attributable to Intelligent Systems Corporation	$534	$1,055
Income per share based on income attributable to Intelligent Systems Corporation:
Net income per share: Basic and diluted	$0.06	$0.11
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,967,679	8,977,196

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$(217)	$657
Other comprehensive income:
Foreign currency translation adjustments	(9)	(101)
Unrealized gain (loss) on available-for-sale marketable securities	19	(13)
Total comprehensive income (loss)	$(207)	$543

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2012	2011
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning and end of year	8,958,028	8,958,028
Common stock, amount, beginning and end of year	$90	$90
Additional paid-in capital, beginning of year	21,461	21,418
Surrender of common shares from Non-controlling Interest	(134)	--
Stock compensation expense	79	43
End of year	21,406	21,461
Accumulated other comprehensive income (loss), beginning of year	(111)	3
Foreign currency translation adjustment	(9)	(101)
Unrealized gain (loss) on available-for-sale marketable securities	19	(13)
End of year	(101)	(111)
Accumulated deficit, beginning of year	(14,292)	(15,347)
Net income	534	1,055
End of year	(13,758)	(14,292)
Total Intelligent Systems Corporation stockholders’ equity	7,637	7,148
Non-controlling Interest, beginning of year	(101)	297
Surrender of common shares	134	--
Net loss	(751)	(398)
End of year	(718)	(101)
Total stockholders’ equity	$6,919	$7,047

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011

OPERATING ACTIVITIES:
Net income (loss)	$(217)	$657
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	523	435
Stock-based compensation expense	79	43
Non-cash interest income, net	(10)	(16)
Non-cash investment write-down	17	--
Equity in (income) loss of affiliate company	12	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(534)	(277)
Inventories, net	(58)	9
Other current assets	(56)	120
Accounts payable	(169)	141
Accrued payroll	59	(90)
Deferred revenue	11	(717)
Accrued expenses	42	29
Other current liabilities	10	62
Other long term liabilities	6	3
Net cash provided by (used for) operating activities	(285)	397

INVESTING ACTIVITIES:
Purchase of marketable securities	(42)	(222)
Proceeds from note and interest receivable	250	600
Purchases of property and equipment	(399)	(464)
Patent addition	(20)	--
Long-term investment	(300)	--
Net cash used by investing activities	(511)	(86)

Effects of exchange rate changes on cash	(9)	(101)
Net increase (decrease) in cash	(805)	210
Cash at beginning of year	3,152	2,942
Cash at end of year	$2,347	$3,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$26	$70

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

Nature of Operations – We are engaged in two industries: Information Technology Products and Services and Industrial Products. Operations in the Information Technology Products and Services segment include development and sales of software licenses as well as providing financial transaction processing services, professional services and software maintenance and support by our CoreCard Software subsidiary. Operations in the Industrial Products segment include the manufacture and sale of bio-remediating parts washer systems by our ChemFree subsidiary. Our operations are explained in further detail in Note 15.  Our affiliate companies (in which we have a minority ownership) are mainly involved in the information technology industry.

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

Translation of Foreign Currencies - We consider that the respective local currencies are the functional currencies for our foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are recorded as accumulated other comprehensive gain or loss as a separate component of stockholders’ equity.  Upon sale of an investment in a foreign operation, the currency translation adjustment component attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of gain or loss on sale of discontinued operations.

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2012 is adequate.  However, actual write-offs might exceed the recorded allowance.  Refer to Note 5.

Marketable Securities – Our marketable securities, which are classified as available-for-sale, are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The cost basis of the marketable securities is $264,000 and at December 31, 2012, an unrealized gain of $6,000 is included in other comprehensive income.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value.  The value of inventories, net of allowances of $78,000 and $76,000 at December 31, 2012 and 2011, respectively, is as follows:

(in thousands)	2012	2011
Raw materials	$795	$760
Finished goods	87	64
Total inventories	$882	$824

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations.  For each of the years ended December 31, 2012 and 2011, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3	–	5
Furniture and fixtures	5	–	7
Leasehold improvements	1	–	5
Building		39

The cost of each major class of property and equipment at December 31, 2012 and 2011 is as follows:

(in thousands)	2012	2011
Machinery and equipment	$4,006	$3,682
Furniture and fixtures	155	155
Leasehold improvements	277	277
Building	665	590
Subtotal	5,103	4,704
Accumulated depreciation	(3,959)	(3,482)
Property and equipment, net	$1,144	$1,222

Depreciation expense was $476,000 and $391,000 in 2012 and 2011, respectively.  These expenses are included in general and administrative expenses, except with respect to our Industrial Products segment, where the component of depreciation expense that relates primarily to production activities and products leased to customers is included in cost of revenue.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers.    The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2012 and 2011 was as follows:

(in thousands)	2012	2011
Cost of leased equipment	$1,139	$1,028
Accumulated depreciation	(878)	(784)
Carrying value of leased equipment	$261	$244

There was no contingent rental income under the leases.  We recognized lease revenue of $2,231,000 and $2,067,000 in the year end December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, the amount of future non-cancellable lease income was $120,000 and $402,000, respectively.  The leased equipment assets are included in machinery and equipment on the company’s balance sheet at December 31, 2012 and 2011.

Investments - We account for investments under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment, for (i) entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to cost method investments is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value.  Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2012, we took an impairment charge of $17,000 to reduce the carrying value of one of our cost method investments to management’s estimate of current realizable value. The aggregate value of investments accounted for by the equity method was $892,000 and $905,000 at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, the aggregate value of investments accounted for by the cost method was $667,000 and $383,000, respectively.

Patents - Patents are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of the patents may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2012 and 2011, no such impairment existed.

Patents, net, at December 31, 2012 and 2011 consisted of the following:
(in thousands)	2012	2011
Patents	$485	$464
Accumulated amortization	(378)	(331)
Patents, net	$107	$133

As of December 31, 2012, annual amortization expense for patents for the following years is expected to be:
(in thousands)
2013	$48
2014	45
2015	3
2016	3
2017 & thereafter	8
Total amortization expense	$107

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.  The carrying value of a non-interest bearing note receivable beyond one year has been discounted at a rate of 4% which approximates rates offered in the market for notes receivable with similar terms and conditions.

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

Revenue Recognition - Product revenue consists of fees from software licenses and sales or leases of industrial products.  Service revenue related to our software products consists of fees for processing services, consulting, training, customization, reimbursable expenses, maintenance and customer support.

We recognize revenue for industrial products when products are shipped, at which time title transfers to the customer and there are no remaining future obligations. We do not provide for estimated sales returns allowances because ChemFree’s well-established policy rarely authorizes such transactions.  As an alternative to selling our parts washers, we may lease our equipment to customers under operating leases.  For leased equipment, we recognize revenue monthly at the contracted monthly rate during the term of the lease.  We also recognize royalty income based on the quantity of ChemFree’s proprietary fluid that is blended for the European market pursuant to an arrangement with ChemFree’s master European distributor. We classify shipping and handling amounts billed to customers in net revenue and the costs of the shipping and handling to customers as a component of cost of revenue.

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

•	contracts for certain licensed software products as well as processing services that involve an initial fee plus recurring monthly fees for services

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

Deferred Revenue - Deferred revenue consists of advance payments by software customers for annual or quarterly PCS; advance payments from customers for software licenses and professional services not yet delivered; and payments by ChemFree lease customers that are billed in advance for leased equipment and supplies.  We do not anticipate any loss under these contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

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

Warranty Costs - We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized.  The warranty accrual is included in accrued expenses at December 31, 2012 and 2011.  At December 31, 2012 and 2011, the warranty accrual was $164,000 and $136,000, respectively.

Legal Expense - Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.

Research and Development - Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs.  All research and development costs are expensed as incurred.

Stock Based Compensation - We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the years ended December 31, 2012 and 2011 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $79,000 and $43,000 of stock-based compensation expense in the years ended December 31, 2012 and 2011, respectively.

In the years ended December 31, 2012 and 2011, a total of 17,000 options and 12,000 options, respectively, were granted pursuant to the 2011 Non-employee Directors Stock Option Plan. In addition, in 2011, a total of 152,500 options were granted pursuant to the 2003 Stock Incentive Plan. The fair value of each option granted in 2012 and 2011 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2012	2011
Risk free interest rate	1.75%	0.6%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	74%	63%

Under these assumptions, the weighted average fair value of options granted in 2012 and 2011 was $1.28 and $1.25 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2012 related to unvested options amounted to $113,000 and is expected to be recognized over 2013 and 2014.

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

Recent Accounting Pronouncements - In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements but did affect the financial statement presentation.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

2.    DISCONTINUED OPERATIONS

VISaer – As previously disclosed, on January 25, 2011, the company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with IBS Technics and IBS Software Services Americas, (collectively “IBS”) settling all claims and counterclaims that had been asserted by the parties related to the sale of the company’s Visaer subsidiary to IBS in 2008 under the terms of an Asset Purchase Agreement (“APA”). The terms of the Agreement required IBS to pay the company a total of $1,100,000, payable in installments of $600,000 on or before February 21, 2011, $250,000 on or before January 21, 2012, and $250,000 on or before January 21, 2013. These payments constitute full satisfaction of IBS’s obligation for earnout payments under the APA.  Management determined that, notwithstanding the reduction in the amount of earnout payments due, the Agreement was in the best interests of the company and a reasonable way to resolve this matter, taking into consideration the anticipated time, expense, diversion of resources and uncertain outcome of a lengthy arbitration process.  As of December 31, 2012, the carrying value of the note receivable is $249,000 (net of a discount of $1,000), which is included in note and interest receivable, current portion. As of December 31, 2012, the carrying value of the related amount owed to the former VISaer shareholder is $24,000 (net of a discount of $1,000), which is included in other current liabilities.  IBS paid the final installment of $250,000 to the company on January 18, 2013.

3.    OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96% on a fully diluted basis of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement.  The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. We entered into the Option Agreement in recognition of CNB’s ongoing cooperation and contribution to building CoreCard’s card processing business.  During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and have recorded a long-term liability of $18,000 at December 31, 2012 to recognize the financial impact of the Option Agreement.

4.    INVESTMENTS

At December 31, 2012 and 2011, our ownership interest in NKD Enterprises, LLC was 25.5%.  We account for our investment by the equity method of accounting.  The carrying value of NKD Enterprises, LLC is included in long-term investments.  At December 31, 2012, the carrying value of our investment in NKD Enterprises, LLC exceeded our portion of the net assets of NKD Enterprises, LLC by approximately $164,000 which is considered to be goodwill and is not being amortized.

	Carrying Value
At December 31, (in thousands)	2012	2011
NKD Enterprises, LLC	$892	$904

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:
As of and for the year ended December 31,
(in thousands)	2012	2011
Revenues	$1,797	$1,864
Operating income (loss)	(48)	6
Net income (loss)	(48)	6

As of and for the year ended December 31,
(in thousands)	2012	2011
Current assets	$121	$184
Non-current assets	3,012	3,012
Current liabilities	277	292
Stockholders’ equity	2,856	2,904

5.    ACCOUNTS RECEIVABLE, NOTES RECEIVABLE AND CUSTOMER CONCENTRATIONS

At December 31, 2012 and 2011, our allowance for doubtful accounts amounted to $14,000 and $30,000, respectively. Net charges against the allowance for doubtful accounts were $1,000 and $8,000 in 2012 and 2011, respectively.

The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2012	2011	2012	2011
ChemFree
Customer A	13%	11%	13%	13%
Customer B	7%	8%	14%	16%
Customer C	27%	27%	20%	28%
Customer D	10%	9%	12%	12%

6.    SHORT-TERM BORROWINGS

Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2012	2011
Maximum outstanding (month-end)	$--	$--
Outstanding at year end	--	--
Interest rate at year end	6.0%	6.5%
Average interest rate	6.0%	6.5%

We established a working capital credit facility with a bank in October 2003 and have renewed the line annually with the most recent renewal on June 29, 2012.  The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.0%, is secured by all of our assets and those of our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2014. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000.  At December 31, 2012, our borrowing base calculation resulted in availability of the full $1,250,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock.  The loan agreement also contains covenants not to change the Chief Executive Officer and Chief Financial Officer of the Company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.  Furthermore, the terms of the loan contain a covenant requiring the company to maintain a minimum tangible net worth (as defined in the Loan Agreement) of various calculated amounts at the end of each calendar quarter.  At December 31, 2012, we were in compliance with the net worth covenants.

7.    INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2012	2011
Current	$57	$67
Provision for uncertain tax positions	23	26
Total	$80	$93

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2012	2011
Statutory rate	35%	35%
Change in valuation allowance	(35)%	(35)%
Other – state	(58)%	12%
Effective rate	(58)%	12%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2012	2011
Deferred tax assets:
Federal, state and foreign loss carryforwards	$6,852	$6,893
Capitalized research and development	753	1,312
Deferred revenue	(76)	(153)
Federal and state tax credits	1,773	2,135
Other	346	219
Total deferred tax asset	9,648	10,405
Less valuation allowance	(9,648)	(10,405)
Net deferred tax asset	$--	$--

Federal and state tax credits of $1.8 million included in the above table expire at various dates between 2018 and 2027.

We had a deferred tax asset of approximately $9.6 million and $10.4 million at December 31, 2012 and December 31, 2011, respectively.  The deferred tax asset has been offset by a valuation allowance in 2012 and 2011 of $9.6 million and $10.4 million, respectively, because the company believes that it is more likely than not that the amount will not be realized.  No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2012	2011
2012	$--	$1,038
2019	2,901	2,901
2021	1,184	1,184
2022	1,083	1,083
2023	1,778	1,778
Thereafter	12,631	11,635
Total	$19,577	$19,619

Of the net operating losses detailed above, $11.3 million are related to net operating losses that VISaer and CoreCard incurred prior to their acquisition by the company.  These net operating losses are subject to Separate Return Limitation Year rules and may be restricted under IRC Section 382 to be utilized by the company.  These net operating loss carryforwards will begin to expire in years 2019 through 2028.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years.  As of December 31, 2012 and 2011, the company has recorded a liability of $148,000 and $116,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions.  The liability includes $28,000 and $20,000 of interest and penalties as of December 31, 2012 and 2011, respectively.  As of December 31, 2012, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the year ended December 31, 2012 and 2011, we recognized $7,000 and $5,000 in interest expense, respectively, and $2,000 and $0 in penalties, respectively, related to the uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions.  With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2009.

8.    COMMITMENTS AND CONTINGENCIES

Leases – We have a noncancellable operating lease expiring in May 2015.  Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2013	$467
2014	467
2015	195
Total minimum lease payments	$1,129

The above future minimum lease payments are payable to a related party.  See Note 11 for further discussion.

Rental expense for leased facilities and equipment related to continuing operations amounted to $467,000 in each of the years ended December 31, 2012 and 2011.  Non-affiliated companies sublease space from the company. In each of the years ended December 31, 2012 and 2011, we received $33,000 in sublease rental income which reduced our rental expense during these years.

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

On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringe a newly issued patent held by ChemFree. The complaint sought a ruling to compel the defendant to cease its infringing activities. The matter was mediated and settled amicably between the parties in January 2013 with each party paying their own legal expenses.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.    POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a lump sum cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011.  At December 31, 2012 and 2011, we have accrued $150,000 in other current liabilities in the Consolidated Balance Sheets for future payments that were earned under the plan before it was terminated.

10.    DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees.  Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $37,000 and $38,000 in 2012 and 2011, respectively.

11.    RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange.  Mr. Strange holds a 100% ownership interest in ISC Properties, LLC.  We paid rent of $467,000 to ISC Properties, LLC in each of the years ended December 31, 2012 and 2011.  We have determined that ISC Properties, LLC is not a variable interest entity.

12.    STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, of which none is outstanding.  The Board of Directors has authorized stock repurchases of our common stock from time to time but no repurchases were authorized or made in the two years ending 2012 and there are no outstanding authorizations for repurchases.

13.    STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period.  During the year ended December 31, 2011, 152,500 options were granted under the 2003 Plan; no options were granted under the 2003 Plan in the year ended December 31, 2012.  We instituted the 1991 Incentive Stock Plan (the “1991 Plan”) in December 1991 and the 1991 Plan expired in December 2001, with 148,000 shares ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors’ Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director received a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 48,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Director’s Plan. Stock options under all plans are granted at an exercise price equal to fair value on the date of grant. As of December 31, 2012, a total of 1,198,500 options under all four plans have been granted, 724,320 have been exercised, 128,680 have been cancelled, 220,833 are fully vested and exercisable and 124,667 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2012, there was $113,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.5 years.

Stock option activity during the years ended December 31, 2012 and 2011 was as follows:

	2012			2011
Options outstanding at January 1		342,500			194,000
Options cancelled		(14,000)			(16,000)
Options granted		17,000			164,500
Options outstanding at December 31		345,500			342,500
Options available for grant at December 31		368,500			405,500
Options exercisable at December 31		220,833			172,000

Exercise price ranges per share:
Granted		$1.64		$1.52	-	$1.72
Outstanding	$0.69	-	$3.84	$0.69	-	$3.84

Weighted average exercise price per share:
Granted		$1.64			$1.63
Outstanding at December 31		$1.72			$1.78
Exercisable at December 31		$1.77			$1.95

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2012.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$2.08	321,500	5.6	$1.58	$10,320
$2.96	-	$4.26	24,000	4.9	$3.57	--
$0.69	-	$4.26	345,500	5.5	$1.72	$10,320

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price
$0.69	-	$2.08	196,833	3.6	$1.55
$2.96	-	$4.26	24,000	4.9	$3.57
$1.51	-	$4.26	220,833	3.8	$1.77

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012.  The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

14.    FOREIGN REVENUES AND OPERATIONS

Foreign revenues are based on the location of the customer. For continuing operations, revenues from customers by geographic areas for the years ended December 31, 2012 and 2011 are as follows:

Year ended December 31,
(in thousands)	2012	2011
Foreign Countries:
United Kingdom	$1,154	$1,352
Pacific Rim *	562	483
Canada	518	418
Brazil	25	79
Other	54	43
Subtotal	2,313	2,375
United States	14,217	13,949
Total	$16,530	$16,324
  * Includes Australia, New Zealand, Japan and Singapore

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities.  In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $460,000 and $479,000 at December 31, 2012 and 2011, respectively, substantially all long-lived assets are in the United States.

At December 31, 2012 and 2011, continuing operations of foreign subsidiaries had assets of $518,000 and $593,000, respectively, and total liabilities of $234,000 and $129,000, respectively.  The majority of these assets and liabilities are in India.  There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations.  Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

15.    INDUSTRY SEGMENTS

Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services involve development and sales of software licenses as well as providing financial transaction processing services, professional services and software maintenance and support services by our CoreCard Software subsidiary. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers and related consumable supplies by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. There are no sales between our industry segments. Operating income (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, marketable securities, investments and a note receivable.

The following table contains segment information for the years ended December 31, 2012 and 2011:

Year ended December 31, (in thousands)	2012	2011
Information Technology
Revenue	$3,721	$4,338
Operating loss	(1,725)	(918)
Depreciation and amortization	186	95
Capital expenditures	133	101
Identifiable assets	1,712	1,791

Year ended December 31, (in thousands)	2012	2011
Industrial Products
Revenue	$12,809	$11,986
Operating income	2,945	2,252
Depreciation and amortization	324	325
Capital expenditures	261	362
Identifiable assets	6,250	6,654

Consolidated Segments
Revenue	$16,530	$16,324
Operating income	1,220	1,334
Depreciation and amortization	510	420
Capital expenditures	394	463
Identifiable assets	7,962	8,445

A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2012	2011
Consolidated segments operating income	$1,220	$1,334
Corporate expenses	(1,384)	(1,023)
Consolidated income from continuing operations	$(164)	$311

Depreciation and amortization
Consolidated segments	$510	$420
Corporate	13	15
Consolidated	$523	$435

Capital expenditures
Consolidated segments	$394	$463
Corporate	5	1
Consolidated	$399	$464

As of December 31, (in thousands)	2012	2011
Assets
Consolidated segments identifiable assets	$7,962	$8,445
Corporate	1,974	1,660
Consolidated	$9,936	$10,105

16.    NET INCOME PER SHARE

Basic net income per share is computed by dividing net income attributable to Intelligent Systems Corporation (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options.  Diluted income per share gives effect to all dilutive potential common shares outstanding during a period.  In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the income and the shares used in the basic and diluted income per share computation:

Year ended December 31,
(in thousands, except per share data)	2012	2011
Basic
Net income attributable to Intelligent Systems Corporation	$534	$1,055
Weighted average common shares outstanding	8,958	8,958
Net income per share	$0.06	$0.11

Diluted
Net income attributable to Intelligent Systems Corporation	$534	$1,055
Weighted average common shares outstanding	8,958	8,958
Effect of dilutive potential common shares: stock options	10	19
Total	8,968	8,977
Net income per share	$0.06	$0.11

At December 31, 2012 and 2011, respectively, there were 24,000 and 104,000 dilutive stock options exercisable, which had an immaterial impact on the calculation of diluted income per share.

17.    SUBSEQUENT EVENTS

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.