Form 10-Q
period 2013-03-31
INTELLIGENT SYSTEMS CORP
filed 2013-05-15
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
As of April 30, 2013, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index
Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2013 and December 31, 2012	3
	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2013 and 2012	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	14

Part II	Other Information

Item 1	Legal Proceedings	14
Item 6	Exhibits	15

Signatures		15

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I     FINANCIAL INFORMATION

Item 1.  Financial Statements
Intelligent Systems Corporation
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$2,611	$2,347
Marketable securities	286	270
Accounts receivable, net	2,858	3,038
Notes and interest receivable, current portion	--	249
Inventories, net	927	882
Other current assets	350	340
Total current assets	7,032	7,126
Investments	1,558	1,559
Property and equipment, at cost less accumulated depreciation	1,215	1,144
Patents, net	98	107
Total assets	$9,903	$9,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384	$294
Deferred revenue, current portion	1,071	918
Accrued payroll	461	519
Accrued expenses	566	711
Other current liabilities	338	379
Total current liabilities	2,820	2,821
Deferred revenue, net of current portion	43	48
Other long-term liabilities	148	148
Commitments and contingencies (Note 6)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2013 and December 31, 2012	90	90
Additional paid-in capital	21,426	21,406
Accumulated other comprehensive loss	(79)	(101)
Accumulated deficit	(13,618)	(13,758)
Total Intelligent Systems Corporation stockholders’ equity	7,819	7,637
Non-controlling interest	(927)	(718)
Total stockholders’ equity	6,892	6,919
Total liabilities and stockholders’ equity	$9,903	$9,936

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue
Products	$3,378	$3,418
Services	708	676
Total revenue	4,086	4,094
Cost of revenue
Products	1,636	1,686
Services	585	537
Total cost of revenue	2,221	2,223
Expenses
Marketing	504	586
General & administrative	829	871
Research & development	617	668
Operating loss	(85)	(254)
Other income (expense)
Interest income, net	2	4
Equity in loss of affiliate company	(1)	(4)
Other income	17	10
Loss before income taxes	(67)	(244)
Income taxes	2	12
Net loss	(69)	(256)
Net loss attributable to noncontrolling interest	209	261
Net income attributable to Intelligent Systems Corporation	$140	$5
Income per share based on net income attributable to Intelligent Systems Corporation:
Basic and diluted	$0.02	$0.00
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	9,119,967

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(unaudited, in thousands)	2013	2012
Net loss	$(69)	$(256)
Other comprehensive income (loss)
Unrealized gain on available-for-sale marketable securities	16	19
Foreign currency translation adjustment	6	29
Comprehensive loss	$(47)	$(208)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2013	2012

OPERATIONS:
Net loss	$(69)	$(256)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	117	138
Stock-based compensation expense	20	19
Non-cash interest income, net	(1)	(4)
Equity in (income) loss of affiliate company	1	4
Changes in operating assets and liabilities
Accounts receivable	180	(241)
Inventories	(45)	(61)
Other current assets	(10)	(1)
Accounts payable	90	291
Deferred revenue	153	8
Accrued payroll	(58)	(49)
Accrued expenses	(145)	(31)
Other current liabilities	(41)	(89)
Other long-term liabilities	(5)	(11)
Net cash provided by (used for) operating activities	187	(283)

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	250	250
Purchases of property and equipment	(179)	(71)
Net cash provided by investing activities	71	179

Effects of exchange rate changes on cash	6	29
Net increase (decrease) in cash	264	(75)
Cash at beginning of period	2,347	3,152
Cash at end of period	$2,611	$3,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$20	$13

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.
Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements.  Accordingly, they do not include all of the information and notes required for complete financial statements.  In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2013 and 2012.  The interim results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.  These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2012, as filed in our Annual Report on Form 10-K.

2.
Stock-based Compensation – At March 31, 2013, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience.  Stock option compensation expense for the three month periods ended March 31, 2013 and 2012 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $20,000 and $19,000 of stock-based compensation expense in the quarters ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there is $93,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2013. The following table summarizes options as of March 31, 2013:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2013	265,500	$1.78	6.8	$17,780
Vested and exercisable at March 31, 2013	140,833	$1.92	5.5	$15,847

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2012 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013.  The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

3.
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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities and trade accounts.  Our available cash is held in accounts managed by third-party financial institutions.  Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

4.
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

	Three Months Ended March 31,
(unaudited)	2013	2012
ChemFree Customer A	13%	13%
ChemFree Customer B	30%	29%
ChemFree Customer C	10%	10%

6.
Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2012 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here.

Legal Matters – On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringed a newly issued patent held by ChemFree.  The matter was amicably mediated and settled between the parties in January 2013 with each party paying their own legal expenses.

On April 2, 2013, ChemFree received a letter from Clearwater Environmental Services (“CES”) regarding a claim for additional sales commission that CES alleges is owed to it pursuant to a sales agreement between CES and ChemFree that expired October 31, 2012.  On April 8, 2013, ChemFree sent a letter in reply to CES disputing its claim.  The company believes that all amounts due to CES have been paid in full in accordance with the terms of the sales agreement.  The dispute may result in arbitration and, while management believes it will prevail in the matter, there can be no assurance of the outcome of the dispute.

In the ordinary course of business, from time to time we may become a party to various legal matters or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  Except as noted above, other commitments and contingencies described in Note 8 to the Consolidated Financial Statements included in our 2012 Form 10-K are unchanged.

7.
Industry Segments – Segment information is presented consistently with the basis described in the 2012 Form 10-K.  The following table contains segment information for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(unaudited, in thousands)	2013	2012
Information Technology
Revenue	$837	$706
Operating loss	(510)	(640)
Industrial Products
Revenue	3,249	3,388
Operating income	888	833

Consolidated Segments
Revenue	$4,086	$4,094
Operating income	378	193
Corporate expenses	(463)	(447)
Consolidated operating loss	$(85)	$(254)

Depreciation and Amortization
Information Technology	$39	$52
Industrial Products	75	82
Consolidated segments	114	134
Corporate	3	4
Consolidated depreciation and amortization	$117	$138

Capital Expenditures
Information Technology	$29	$61
Industrial Products	150	10
Consolidated segments	179	71
Corporate	--	--
Consolidated capital expenditures	$179	$71

(unaudited, in thousands)	March 31, 2013	December 31, 2012
Identifiable Assets
Information Technology	$1,179	$1,712
Industrial Products	6,760	6,250
Consolidated segments	7,939	7,962
Corporate	1,964	1,974
Consolidated assets	$9,903	$9,936

8.
Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years.  As of March 31, 2013 and December 31, 2012, the company has recorded a liability of $148,000, in connection with unrecognized tax benefits related to uncertain tax positions.  The liability includes $28,000 of interest and penalties.  As of March 31, 2013, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three months ended March 31, 2013 and 2012, no interest or penalties were recognized.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2009.

9.
Recent Accounting Pronouncements  – We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

10.
Subsequent Event  –  We evaluated subsequent events through the date when these financial statements were issued.  Except as disclosed in Note 6, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

Overview

We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and from sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists of fees for software customization, processing services, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis. Our CoreCard subsidiary is not consistently profitable, mainly due to significant software development expense that is invested in its product offerings and the deferral of new contract revenue recognition until the licensed software and associated services are delivered to its customer.  Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India and Romania. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support this new processing business. For these and other reasons, our operating results are likely to vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

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

Revenue – Total revenue from continuing operations in the three month period ended March 31, 2013 was $4,086,000, essentially flat with the revenue reported in the first quarter of 2012.

•
Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $3,378,000 in the three month period ended March 31, 2013, compared to $3,418,000 in the three months ended March 31, 2012.

•
Service revenue associated with the Information Technology Products and Services segment was $708,000 in the first quarter of 2013 compared to $676,000 in the first quarter of 2012, a five percent increase. The change is attributed mainly to an increase in the installed base of CoreCard customers that pay for maintenance and technical support as well as growth in revenue from processing services. We expect that maintenance and processing services revenue will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period.  Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 54 percent of total revenue in both the three month periods ended March 31, 2013 and 2012.  Changes in product and customer mix between periods affect the overall costs as a percentage of revenue.  Cost of product revenue as a percent of product revenue was 48 percent and 49 percent in the period ended March 31, 2013 and 2012, respectively, reflecting slight changes between periods in the mix of domestic versus international sales and consumables versus equipment sales.  Cost of services was 83 percent of services revenue in 2013 compared to 79 percent in the same period last year.  The mix of service revenue in a given period, as well as the number of customers and new products being supported and the mix of U.S. and offshore employees working on professional service projects impact the cost and gross margins during a given period.  A lower level of professional services revenue in 2013 resulted in overall higher costs as a percentage of service revenue because professional services have lower costs than for other services. In addition, our initial costs to develop and support the processing business are high.

Operating Expenses – In the three month period ended March 31, 2013, total consolidated operating expenses were eight percent lower than in the corresponding period in 2012.  Marketing expenses were lower by $82,000 (14 percent) in the three month period in 2013 compared to the same period in 2012, the majority of which is due to lower sale commissions incurred by ChemFree. General and administrative expenses were $42,000 (5 percent) lower in the first quarter of 2013 than in the first quarter of 2012, reflecting mainly lower legal expenses. Research and development expenses were $51,000 (8 percent) lower in the first quarter of 2013 compared to the same period last year, mainly due to more technical personnel expenses being charged to cost of services for maintenance and processing revenue.

Interest Income, net – We recorded net interest income of $2,000 and $4,000 in the three months ended March 31, 2013 and 2012, respectively.  The difference between periods reflects the fact that our note receivable related to the sale of our former VISaer subsidiary was paid in full in January 2013.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we account for by the equity method.  We recorded $1,000 and $4,000 in net equity loss in the first quarter of 2013 and 2012, respectively. The change between periods reflects changes in results of operations of the affiliate company.

Income Taxes – We recorded $2,000 and $12,000 in the three month periods ended March 31, 2013 and 2012, respectively, for state income tax expense at the ChemFree subsidiary.

Liquidity and Capital Resources

Our cash balance at March 31, 2013 was $2,611,000 compared to $2,347,000 at December 31, 2012.  During the three months ended March 31, 2013, a principal source of cash was receipt of the final $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K).  Major working capital changes included:
•	A decrease in accounts receivable of $180,000
•	an increase of $45,000 in inventory due mainly to building finished goods inventory to support ChemFree’s sales growth and estimated near-term demand
•	an increase in accounts payable of $90,000 reflecting the timing of receipt of inventory parts at quarter end

We used $179,000 cash to upgrade accounting software, to purchase computer and manufacturing equipment, and to capitalize SmartWasher parts washers for lease to customers.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses.  We consider certain accounting policies related to revenue recognition, valuation of intangibles, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each.  Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2012.  During the three month period ended March 31, 2013, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2012.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

Information Technology Products and Services Industry
•
Further weakness in the global financial markets could have a negative impact on CoreCard due to potential customers (most of whom perform some type of financial services) delaying decisions to purchase software or initiate processing services with CoreCard.

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

•
CoreCard’s processing business is impacted, directly or indirectly, by more regulations than its licensed software business. If the company fails to provide services that comply with (or allow its customers to comply with) applicable regulations or processing standards, it could be subject to financial or other penalties that could negatively impact its business.

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

Industrial Products Industry
•
One of ChemFree’s customers represented approximately 30 percent of our consolidated revenue in the first quarter of 2013 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

•
Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders.  For example, recently one of ChemFree’s suppliers of a sole-sourced component experienced an equipment malfunction which created a backlog of certain of ChemFree’s products early in the second quarter of 2013.  The company is exploring options to remedy the short-term impact of the shortage and, longer term, to reduce dependency on a single supplier where feasible.

•
Increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs.

•
In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines, requiring the unamortized balance of the original machine cost to be written off which could reduce profits in that reporting period and result in lower revenue in future periods.

Other
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

•	Our future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
•	Other general economic and political conditions could cause customers to delay or cancel purchases.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Matters – On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringed a newly issued patent held by ChemFree.  The matter was amicably mediated and settled between the parties in January 2013 with each party paying their own legal expenses.

Other than the above described litigation, we are not currently subject to any material legal proceedings.  However, from time to time, we may become a party to certain legal proceedings or threatened claims in the ordinary course of business.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: May 15, 2013	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2013	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Descriptions
3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculations

101.DEF	**	XBRL Taxonomy Extension Definitions

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.