Form 10-Q
period 2013-06-30
INTELLIGENT SYSTEMS CORP
filed 2013-08-14
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 31, 2013, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2013 and December 31, 2012	4
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	14

Part II	Other Information

Item 1	Legal Proceedings	15
Item 6	Exhibits	15

Signatures		16

Ex. 10.1	Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Philip H. Moise dated May 28, 2013 (filed herewith).
Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1.    Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$2,809	$2,347
Marketable securities	321	270
Accounts receivable, net	2,561	3,038
Note and interest receivable, current portion	--	249
Inventories, net	1,113	882
Other current assets	448	340
Total current assets	7,252	7,126
Investments	1,559	1,559
Property and equipment, at cost less accumulated depreciation	1,249	1,144
Patents, net	86	107
Total assets	$10,146	$9,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$294
Deferred revenue, current portion	858	918
Accrued payroll	534	519
Accrued expenses	587	711
Other current liabilities	377	379
Total current liabilities	2,738	2,821
Deferred revenue, net of current portion	38	48
Other long-term liabilities	169	148
Commitments and contingencies (Note 7)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at June 30, 2013 and December 31, 2012	90	90
Additional paid-in capital	21,447	21,406
Accumulated other comprehensive loss	(103)	(101)
Accumulated deficit	(13,199)	(13,758)
Total Intelligent Systems Corporation stockholders’ equity	8,235	7,637
Non-controlling interest	(1,034)	(718)
Total stockholders’ equity	7,201	6,919
Total liabilities and stockholders’ equity	$10,146	$9,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Products	$3,159	$3,357	$6,537	$6,775
Services	1,007	675	1,715	1,351
Total net revenue	4,166	4,032	8,252	8,126
Cost of revenue
Products	1,467	1,759	3,102	3,446
Services	592	554	1,178	1,090
Total cost of revenue	2,059	2,313	4,280	4,536
Expenses
Marketing	469	593	973	1,179
General and administrative	642	751	1,471	1,622
Research and development	658	613	1,275	1,280
Income (loss) from operations	338	(238)	253	(491)
Other income (expense)
Interest income, net	(2)	--	--	5
Equity in income (loss) of affiliate company	1	(6)	--	(10)
Other income, net	16	14	33	23
Income (loss) before income taxes	353	(230)	286	(473)
Income taxes	41	35	43	48
Net income (loss)	312	(265)	243	(521)
Net loss attributable to noncontrolling interest	107	248	316	510
Net income (loss) attributable to Intelligent Systems Corporation	$419	$(17)	$559	$(11)
Income (loss) per share based on income (loss) attributable to Intelligent Systems Corporation:
Basic and diluted	$0.05	$0.00	$0.06	$0.00
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,965,401	8,958,028	8,965,243	8,958,028

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2013	2012	2013	2012
Net income (loss)	$312	$(265)	$243	$(521)
Other comprehensive income (loss):
Foreign currency translation adjustment	8	(48)	14	(19)
Unrealized gain (loss) on available for sale marketable securities	(32)	(11)	(16)	8
Comprehensive income (loss)	$288	$(324)	$241	$(532)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012

OPERATIONS:
Net income (loss)	$243	$(521)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	219	233
Stock-based compensation expense	41	38
Non-cash interest income, net	(1)	(6)
Equity in (income) loss of affiliate company	--	11
Changes in operating assets and liabilities
Accounts receivable	477	(379)
Inventories	(231)	(97)
Other current assets	(108)	(29)
Accounts payable	88	(48)
Deferred revenue	(60)	184
Accrued payroll	15	41
Accrued expenses	(124)	187
Other current liabilities	(2)	(92)
Other long-term liabilities	11	12
Net cash provided by (used for) operating activities	568	(466)

INVESTING ACTIVITIES:
Purchase of marketable securities	(67)	--
Proceeds from note and interest receivable	250	250
Purchases of property and equipment	(303)	(112)
Long-term investment	--	(300)
Net cash used for investing activities	(120)	(162)

Effects of exchange rate changes on cash	14	(19)
Net increase (decrease) in cash	462	(647)
Cash at beginning of period	2,347	3,152
Cash at end of period	$2,809	$2,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$28	$14

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2013 and 2012. The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2012, as filed in our Annual Report on Form 10-K.

2. Stock-based Compensation – At June 30, 2013, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $21,000 and $20,000 of stock-based compensation expense in the three months ended June 30, 2013 and 2012, respectively and $41,000 and $38,000 for the six month periods ended June 30, 2013 and 2012, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2012 Form 10-K.

As of June 30, 2013, there is $90,500 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2013, an aggregate of 17,000 options were granted to four independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the Annual Shareholders meeting. During the six month period ended June 30, 2013, 92,000 options expired unexercised.

The following table summarizes stock options as of June 30, 2013:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2013	270,500	$1.75	7.1	$7,680
Vested and exercisable at June 30, 2013	170,000	$1.87	6.3	$7,680

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. The amount of aggregate intrinsic value will change based on the fair value of the company’s stock.

3. Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities, and trade accounts. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

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

5. Inventories – The value of inventories at June 30, 2013 and December 31, 2012 is as follows:

(in thousands)	June 30, 2013	December 31, 2012
Raw materials	$983	$795
Finished goods	130	87
Total inventories	$1,113	$882

6. Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2013	2012	2013	2012
ChemFree Customer A	20%	29%	25%	29%
ChemFree Customer B	12%	14%	12%	14%
ChemFree Customer C	11%	--	11%	--

7. Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2012 Form 10-K for a description of our commitments and contingencies.

Legal Matters – ChemFree Patent Matter – On September 29, 2011, ChemFree filed a second patent infringement action against J. Walter in the United States District Court for the Northern District of Georgia, alleging that certain of J. Walter’s products infringed a newly issued patent held by ChemFree. The matter was amicably mediated and settled between the parties in January 2013 with each party paying their own legal expenses.

On April 2, 2013, ChemFree received a letter from Clearwater Environmental Services (“CES”) regarding a claim for additional sales commission that CES alleges is owed to it pursuant to a sales agreement between CES and ChemFree that expired October 31, 2012. On April 8, 2013, ChemFree sent a letter in reply to CES disputing its claim. The company believes that all amounts due to CES have been paid in full in accordance with the terms of the sales agreement and intends to vigorously defend against this claim. ChemFree has initiated arbitration proceedings as required under the contract. While management believes it will prevail in the matter, there can be no assurance of the outcome of the dispute.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

8. Industry Segments – Segment information is presented consistent with the basis described in our 2012 Form 10-K. The following table contains segment information for continuing operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2013	2012	2013	2012
Information Technology
Revenue	$1,181	$705	$2,018	$1,411
Operating loss	(194)	(583)	(703)	(1,223)
Industrial Products
Revenue	2,985	3,327	6,234	6,715
Operating income	853	685	1,740	1,519
Consolidated Segments
Revenue	4,166	4,032	8,252	8,126
Operating income	659	102	1,037	296
Corporate expenses	(321)	(340)	(784)	(787)
Consolidated operating income ( loss)	$338	$(238)	$253	$(491)

Depreciation and Amortization
Information Technology	$43	$11	$82	$63
Industrial Products	56	81	131	164
Consolidated segments	99	92	213	227
Corporate	3	3	6	6
Consolidated depreciation and amortization	$102	$95	$219	$233

Capital Expenditures
Information Technology	$71	$11	$100	$72
Industrial Products	50	30	200	40
Consolidated segments	121	41	300	112
Corporate	3	--	3	--
Consolidated capital expenditures	$124	$41	$303	$112

(unaudited, in thousands)	June 30, 2013	December 31, 2012
Identifiable Assets
Information Technology	$1,560	$1,712
Industrial Products	6,643	6,250
Consolidated segments	8,203	7,962
Corporate	1,943	1,974
Consolidated assets	$10,146	$9,936

9.     Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of June 30, 2013 and December 31, 2012, we have recorded a liability of $170,000 and $148,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $35,000 and $28,000 of interest and penalties, as of June 30, 2013 and December 31, 2012 respectively. As of June 30, 2013, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three and six months ended June 30, 2013, we recognized $5,000 in interest expense and $2,000 in penalties, related to uncertain tax positions. During the three and six months ended June 30, 2012, we recognized $2,000 in interest expense and $3,000 in penalties related to uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2009.

10.   Recent Accounting Pronouncements – We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

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

We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and from sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists of fees for software customization, processing services, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

●	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.
●

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

●

Customers may decide to postpone a planned implementation of our software for any number of reasons, which may be unrelated to our software or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis. Our CoreCard subsidiary is not consistently profitable, due in part to significant software development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India and Romania. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support this new processing business. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

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

Revenue – Total revenue in the three month period ended June 30, 2013 was $4,166,000, an increase of 3 percent compared to $4,032,000 in the second quarter of 2012. For the six month period ended June 30, 2013, total revenue was $8,252,000, an increase of 2 percent compared to $8,126,000 in the same period in 2012.

●

Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology Products and Services segment, was $3,159,000, a decline of 6 percent compared to the three month period ended June 30, 2012. Product revenue was $6,537,000 in the six month period ended June 30, 2013, a decline of 4 percent compared to the six month period ended June 30, 2012. In both the three and six month periods ended June 30, 2013, our ChemFree subsidiary reported a decline in domestic and international sales volume of its SmartWasher® parts washer machines, in large part due to a shortage of a key component of its best-selling parts washer during much of the second quarter of 2013. The part is now available and the company expects to catch up the backlog in the third quarter of 2013. ChemFree revenue from consumable products and leases showed year-over-year growth in both the three and six month periods ended June 30, 2013. However, effective July 1, 2013, one of ChemFree’s largest lease customers has opted to purchase the leased equipment and not renew the lease. While ChemFree will record one-time revenue and a profit on the equipment sale, in future periods there will be a material negative impact on lease revenue and profit contribution. CoreCard recorded a year-over-year increase in product revenue in both the quarter and year-to-date periods in 2013 due to license tier upgrades from existing customers.

●

Service revenue associated with the Information Technology Products and Services segment was $1,007,000 and $1,715,000 in the three and six months ended June 30, 2013, respectively, an increase of 49 percent and 27 percent compared to the respective periods in 2013. Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services. The change in the quarter and year-to-date periods in 2013 compared to the same periods in 2012 is attributed to increased revenue from each component: an increase in 2013 in the amount that customers pay for maintenance and technical support as well as card processing services and more professional services projects that were completed for CoreCard customers. The number and timing of professional services contracts vary significantly from period to period based on customer requirements and priorities.

Cost of Revenue – Total cost of revenue was 49 percent and 52 percent of total revenue in the three and six month periods ended June 30, 2013, respectively, compared to 57 percent and 56 percent of total revenue in the three and six month periods ended June 30, 2012, respectively.

●

Cost of product revenue was 46 percent and 47 percent of product revenue in the three and six months ended June 30, 2013, respectively, compared to 52 percent and 51 percent of product revenue in the respective periods in 2012. The reduction in cost of revenue is related mainly to product mix during the periods. ChemFree’s cost of sales as a percentage of its revenue was lower in 2013 compared to the same periods in 2012, because of the decline in sales of SmartWasher® machines, which have a relatively higher cost than do consumables and lease revenue. Also contributing to the lower cost of sales in 2013 was the fact that there is minimal incremental cost associated with license tier upgrades.

●

Cost of service revenue (which relates to our CoreCard business only) was significantly lower as a percentage of service revenue in both the three and six month periods ended June 30, 2013, as compared to the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. Cost of service revenue includes three components: the costs to provide maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on professional services revenue are tied to specific projects and vary depending on the individual project requirements and complexity as well as the mix of our U.S. and offshore employees working on the project. Higher professional services revenue and a favorable mix of resources contributed to a lower cost of service sales in the quarter and year-to-date periods of 2013. In addition, costs to support our base of licensed customers has also declined somewhat although we continue to provide a high level of support for compliance-related activities. Our initial costs to provide card processing services are high relative to the revenue earned because we are putting in place the systems and processes necessary to support this new service initiative. We expect these costs to continue to outpace revenue for the foreseeable future.

Operating Expenses – In the three and six month periods ended June 30, 2013, total consolidated operating expenses were lower by 10 percent and 9 percent, respectively, than in the corresponding periods in 2012. Consolidated marketing expenses were lower by 21 percent ($124,000) and 17 percent ($206,000) in the three and six month periods ended June 30, 2013 compared to the same periods in 2012 due mainly to a decrease in sales commissions incurred by ChemFree. Consolidated general and administrative expenses were lower by 15 percent ($109,000) and 9 percent ($151,000) in the three and six month periods ended June 30, 2013 compared to the same periods in 2012, reflecting mainly lower legal expenses. Consolidated research and development expenses were higher by 7 percent ($45,000) in the three month period ended June 30, 2013 compared to the same period in 2012, reflecting mainly increases in salary and benefit costs.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. The small change between periods reflects improved profitability of the affiliate company in 2013.

Income Taxes – We recorded $41,000 and $43,000, in the three and six month periods ended June 30, 2013, respectively, for state income tax expense, which amounts include $22,000 in connection with uncertain tax positions. In the comparable periods in 2012, the three and six month amounts shown for income taxes include $13,000 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at June 30, 2013 was $2,809,000 as compared to $2,347,000 at December 31, 2012. During the six months ended June 30, 2013, a principal source of cash was receipt of a scheduled $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K). We generated $568,000 cash from operations in the first six months of 2013. Major working capital changes in the first six months of 2013 included:

●	a reduction in accounts receivable of $477,000 reflecting mainly improved collections activity
●

an increase of $231,000 in inventory due mainly to building finished goods inventory to support ChemFree’s estimated near-term demand for two new products as well as excess raw materials which could not be converted to finished goods and sold in the second quarter due to the shortage of a key component of ChemFree’s best selling parts washer.

●	a reduction in accrued expenses of $124,000, the majority of which is related to payment of sales commissions and taxes accrued at 2012 year-end.

During the six months ended June 30, 2013, we used $303,000 of cash to upgrade accounting software, purchase computer and manufacturing equipment, and to capitalize parts washer equipment on lease to customers. We also used $67,000 to purchase additional marketable securities.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2012 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. The line of credit expires June 30, 2014, subject to the bank renewing the line for an additional period. We have not drawn down under the bank line of credit in more than three years. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2012. During the three and six month periods ended June 30, 2013, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

Information Technology Products and Services Industry

●

Further weakness or instability in the global financial markets could have a negative impact on CoreCard due to potential customers (most of whom perform some type of financial services) delaying decisions to purchase software or initiate processing services with CoreCard.

●

As an alternative to licensing its software, CoreCard offers processing services running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if CoreCard fails to manage the risks associated with its processing operations, it could have a negative impact on our business.

●	Stricter regulations and reluctance by financial institutions to act as sponsor banks for prospective customers could increase CoreCard’s losses and cash requirements.
●	Delays in software development projects could cause our customers to delay implementations or delay payments, which would increase our costs and reduce our revenue.
●

Our CoreCard subsidiary could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

●

CoreCard’s processing business is impacted, directly or indirectly, by more regulations than its licensed software business. If the company fails to provide services that comply with (or allow its customers to comply with) applicable regulations or processing standards, it could be subject to financial or other penalties that could negatively impact its business.

●	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.

●	CoreCard could fail to expand its base of customers as quickly as anticipated, resulting in lower revenue and profits (or increased losses) and increased cash needs.
●

CoreCard could fail to retain key software developers and managers who have accumulated years of know-how in our target markets and company products, or fail to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

●

Increasing and changing government regulations in the United States and foreign countries related to such issues as data privacy, financial and credit transactions could require changes to our products and services which could increase our costs and could affect our existing customer relationships or prevent us from getting new customers.

Industrial Products Industry

●

One of ChemFree’s customers represented 25 percent of our consolidated revenue in the first half of 2013 and any unplanned changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on inventory levels and cash, at least in the near-term.

●

Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders. For example, recently one of ChemFree’s suppliers of a sole-sourced component experienced an equipment malfunction which created a backlog of certain of ChemFree’s products in the second quarter of 2013. The company is exploring options to remedy the short-term impact of the shortage and, longer term, to reduce dependency on a single supplier where feasible.

●

Increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs.

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This will result in a one-time profit on the sale of the leased machines but will significantly reduce lease revenue in future periods, although the customer expects to continue to purchase fluid and filter supplies.

Other

●	Delays in anticipated customer payments for any reason would increase our cash requirements and possibly our losses.
●

Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

●

Declines in performance, financial condition or valuation of minority-owned companies could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

●	Our future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
●	Other general economic and political conditions could cause customers to delay or cancel purchases.

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

On April 2, 2013, ChemFree received a letter from Clearwater Environmental Services (“CES”) regarding a claim for additional sales commission that CES alleges is owed to it pursuant to a sales agreement between CES and ChemFree that expired October 31, 2012. On April 8, 2013, ChemFree sent a letter in reply to CES disputing its claim. The company believes that all amounts due to CES have been paid in full in accordance with the terms of the sales agreement and intends to vigorously defend against this claim. ChemFree has initiated arbitration proceedings as required under the contract. While management believes it will prevail in the matter, there can be no assurance of the outcome of the dispute.

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

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Philip H. Moise dated May 28, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: August 14, 2013	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 14, 2013	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Amended Director’s Indemnification Agreement by and between Intelligent Systems Corporation and Philip H. Moise dated May 28, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation