Form 10-Q
period 2013-09-30
INTELLIGENT SYSTEMS CORP
filed 2013-11-14
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia 30093	30093
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2013, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2013 and December 31, 2012	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	14

Part II	Other Information

Item 1	Legal Proceedings	15
Item 6	Exhibits	15

Signatures		16

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

Part I      Financial Information

Item 1.    Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,839	$2,347
Marketable securities	343	270
Accounts receivable, net	3,173	3,038
Note and interest receivable, current portion	--	249
Inventories, net	1,059	882
Other current assets	532	340
Total current assets	7,946	7,126
Investments	1,564	1,559
Property and equipment, at cost less accumulated depreciation	1,027	1,144
Patents, net	73	107
Total assets	$10,610	$9,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$425	$294
Deferred revenue, current portion	661	918
Accrued payroll	416	519
Accrued expenses	650	711
Other current liabilities	336	379
Total current liabilities	2,488	2,821
Deferred revenue, net of current portion	263	48
Other long-term liabilities	170	148
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at September 30, 2013 and December 31, 2012	90	90
Additional paid-in capital	21,467	21,406
Accumulated other comprehensive loss	(90)	(101)
Accumulated deficit	(12,616)	(13,758)
Total Intelligent Systems Corporation stockholders’ equity	8,851	7,637
Noncontrolling interest	(1,162)	(718)
Total stockholders’ equity	7,689	6,919
Total liabilities and stockholders’ equity	$10,610	$9,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Revenue
Products	$3,587	$3,104	$10,124	$9,879
Services	987	971	2,702	2,322
Total net revenue	4,574	4,075	12,826	12,201
Cost of revenue
Products	1,910	1,538	5,013	4,984
Services	541	689	1,721	1,779
Total cost of revenue	2,451	2,227	6,734	6,763
Expenses
Marketing	482	592	1,455	1,771
General and administrative	620	660	2,090	2,281
Research and development	587	550	1,863	1,831
Income (loss) from operations	434	46	684	(445)
Other income (expense)
Interest income, net	2	4	2	8
Equity in income (loss) of affiliate company	5	(5)	5	(16)
Other income, net	16	12	49	37
Income (loss) before income taxes	457	57	740	(416)
Income taxes	--	--	42	48
Net income (loss)	457	57	698	(464)
Net loss attributable to noncontrolling interest	128	173	443	689
Net income attributable to Intelligent Systems Corporation	$585	$230	$1,141	$225
Income per share based on income attributable to Intelligent Systems Corporation:
Basic	$0.07	$0.03	$0.13	$0.03
Diluted	$0.07	$0.03	$0.13	$0.03
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,963,851	8,968,174	8,965,131	8,967,936

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2013	2012	2013	2012
Net income (loss)	$457	$57	$698	$(464)
Other comprehensive income (loss):
Foreign currency translation adjustment	(8)	26	6	7
Unrealized gain on available for sale marketable securities	22	11	5	19
Comprehensive income (loss)	$471	$94	$709	$(438)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended Sept. 30,
	2013	2012

OPERATIONS:
Net income (loss)	$698	$(464)
Adjustments to reconcile net income (loss) to net provided by cash (used for) operating activities:
Depreciation and amortization	343	373
Stock-based compensation expense	61	59
Non-cash interest income, net	(1)	(8)
Equity in (income) loss of affiliate company	(5)	16
Changes in operating assets and liabilities
Accounts receivable	(135)	(318)
Inventories	(30)	(222)
Other current assets	(192)	(98)
Accounts payable	131	(76)
Deferred revenue, current portion	(257)	43
Accrued payroll	(103)	(23)
Accrued expenses	(61)	60
Other current liabilities	(43)	(102)
Other liabilities	236	(3)
Net cash provided by (used for) operating activities	642	(763)

INVESTING ACTIVITIES:
Purchase of marketable securities	(67)	(41)
Proceeds from note and interest receivable	250	250
Purchases of property and equipment	(339)	(277)
Long-term investment	--	(300)
Net cash used for investing activities	(156)	(368)

Effects of exchange rate changes on cash	6	7
Net increase (decrease) in cash	492	(1,124)
Cash at beginning of period	2,347	3,152
Cash at end of period	$2,839	$2,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$54	$15

NON-CASH TRANSACTION:
Transfer of property and equipment to inventory	$147	--

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “Company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission. The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2012 consolidated condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.    Stock-based Compensation – At September 30, 2013, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $21,000 and $20,000 of stock-based compensation expense in the three months ended September 30, 2013 and 2012, respectively and $61,000 and $59,000 for the nine months ended September 30, 2013 and 2012, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2012 Form 10-K.

As of September 30, 2013, there is $70,000 of unrecognized compensation cost related to stock options. During the nine month period ended September 30, 2013, an aggregate of 17,000 options were granted to four independent members of our board pursuant to the 2011 Non-Employee Director Stock Option Plan. All options were granted at fair market value on the date of grant. No options were exercised during the three and nine month periods ended September 30, 2013. A total of 92,000 unexercised options expired during the nine month period ended September 30, 2013.

The following table summarizes stock options as of September 30, 2013:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2013	270,500	$1.75	6.9	$16,740
Vested at September 30, 2013	170,000	$1.87	6.1	$13,680

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

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

5.     Inventories – The value of inventories at September 30, 2013 and December 31, 2012 is as follows:

(in thousands)	September 30, 2013	December 31, 2012
Raw materials	$958	$795
Finished goods	101	87
Total inventories	$1,059	$882

6.     Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2013	2012	2013	2012
ChemFree Customer A	16.0%	29.0%	22.0%	29.0%
ChemFree Customer B	--	10.0%	--	10.0%
ChemFree Customer C	28.0%	11.5%	18.0%	12.9%

7.     Short-term Borrowings – On June 29, 2012, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent (1.5%) and 6.0% (6.0% at September 30, 2013); is secured by all assets of the company and our principal subsidiaries; is guaranteed by our subsidiaries; and expires June 30, 2014. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000. At September 30, 2013, our borrowing base calculation resulted in availability of the maximum of $1,250,000, of which we had drawn down $0. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. Furthermore, the terms of the loan include a covenant requiring the company to maintain a minimum tangible net worth as defined in the loan agreement at the end of each calendar quarter during the loan term. As of September 30, 2013, we were in compliance with the loan covenants.

8.     Commitment and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2012 Form 10-K for a description of our commitments and contingencies.

Legal Matters – On April 2, 2013, ChemFree received a letter from Clearwater Environmental Services (“CES”) regarding a claim for additional sales commission that CES alleges is owed to it pursuant to a sales agreement between CES and ChemFree that expired October 31, 2012. On April 8, 2013, ChemFree sent a letter in reply to CES disputing its claim. The company believes that all amounts due to CES have been paid in full in accordance with the terms of the sales agreement and intends to vigorously defend against this claim. ChemFree has initiated arbitration proceedings as required under the contract. While management believes it will prevail in the matter, there can be no assurance of the outcome of the dispute.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.    Industry Segments – Segment information is presented consistent with the basis described in our 2012 Form 10-K. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2013	2012	2013	2012
Information Technology
Revenue	$1,088	$1,001	$3,106	$2,412
Operating loss	(182)	(352)	(885)	(1,576)
Industrial Products
Revenue	3,486	3,074	9,720	9,789
Operating income	882	696	2,622	2,215
Consolidated Segments
Revenue	4,574	4,075	12,826	12,201
Operating income	700	344	1,737	639
Corporate expenses	(266)	(298)	(1,053)	(1,084)
Consolidated operating income (loss)	$434	$46	$684	$(445)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2013	2012	2013	2012
Depreciation and Amortization
Information Technology	$70	$60	$152	$123
Industrial Products	53	78	185	241
Consolidated segments	123	138	337	364
Corporate	--	3	6	9
Consolidated depreciation and amortization	$123	$141	$343	$373

Capital Expenditures
Information Technology	$(1)	$73	$98	$144
Industrial Products	36	88	237	129
Consolidated segments	35	161	335	273
Corporate	1	4	4	4
Consolidated capital expenditures	$36	$165	$339	$277

(unaudited, in thousands)	September 30, 2013	December 31, 2012
Identifiable Assets
Information Technology	$1,710	$1,712
Industrial Products	6,905	6,250
Consolidated segments	8,615	7,962
Corporate	1,995	1,974
Consolidated assets	$10,610	$9,936

10.   Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of September 30, 2013 and December 31, 2012, we have recorded a liability of $170,000 and $148,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $35,000 and $28,000 of interest and penalties, as of September 30, 2013 and December 31, 2012 respectively. As of September 30, 2013, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the nine months ended September 30, 2013, we recognized $5,000 in interest expense and $2,000 in penalties related to uncertain tax positions. During the nine months ended September 30, 2012, we recognized $2,000 in interest expense and $3,000 in penalties related to uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2009.

11.  Recent Accounting Pronouncements – We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary generates an operating profit and positive cash flow on a quarterly and annual basis. Our CoreCard subsidiary is not consistently profitable, due in part to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. In addition, CoreCard is now offering card processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We expect to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and internal controls and compliance processes to support this new line of business. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

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

Revenue – Total revenue from continuing operations in the three month period ended September 30, 2013 was $4,574,000 compared to $4,0750,000 in the third quarter of 2012. For the nine month period ended September 30, 2013, total revenue was $12,826,000, compared to $12,201,000 in the same period in 2012.

●

Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees in our Information Technology segment, was $3,587,000 in the three month period ended September 30, 2013, a 16 percent increase compared to the three month period ended September 30, 2012. Product revenue was $10,124,000 in the nine month period ended September 30, 2013, an increase of 2 percent compared to the nine month period ended September 30, 2012. In the three month period ended September 30, 2013, our ChemFree subsidiary reported year-over-year growth in total product revenue of approximately 11 percent, led by increased domestic sales of its SmartWasher® parts washer machines which were impacted positively by an unusually large one-time order in 2013. As expected, lease revenue declined in both the third quarter and year-to-date period in 2013 due to the non-renewal of a lease contract effective July 1, 2013 when the customer decided to purchase the installed lease machines rather than continue with a lease program. Future lease revenue and profit contribution is expected to reflect this lower level of leased equipment. Software license revenue from our Information Technology segment increased in both the three and nine month periods ended September 30, 2013 compared to the same periods in 2012 due to more license fees for initial contracts and tier upgrades.

●

Service revenue from the Information Technology segment was $987,000 and $2,702,000 in the three and nine months ended September 30, 2013, respectively, an increase of 2 percent and 16 percent compared to the respective periods in 2012. Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services. The growth in the quarter and year-to-date periods in 2013 as compared to the same periods in 2012 is attributed to an increase in the amounts paid for maintenance services by the installed customer base as well as an increase in revenue from card processing services. The number and timing of professional services contracts vary significantly from period to period based on customer requirements and priorities and were lower in both the quarter and year-to-date periods in 2013 than the comparable periods in 2012.

Cost of Revenue – Total cost of revenue was 54 percent and 53 percent of total revenue in the three and nine month periods ended September 30, 2013, respectively, compared to 55 percent in both the three and nine month periods ended September 30, 2012. The changes between periods reflect variations in ChemFree’s and CoreCard’s product and service mix from period to period.

●

Cost of product revenue was 53 percent and 50 percent of product revenue in the three and nine months ended September 30, 2013, respectively, compared to costs of 50 percent of product revenue in the same periods in 2012. In the third quarter of 2013, the higher cost of sales as a percent of product revenue reflects the fact that a higher proportion of ChemFree’s revenue was derived from equipment sales which have a higher cost of sales than do consumables or lease revenue.

●

Cost of service revenue (which relates to our CoreCard business only) was significantly lower as a percentage of service revenue in both the three and nine month periods ended September 30, 2013, as compared to the respective periods last year. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. Cost of service revenue includes three components: the costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on such services vary depending on the customer mix, service requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. We have reduced the costs required to deliver maintenance and customer support to our installed base of license customers. In addition, although our actual costs to provide card processing services are higher in 2013 than in 2012 (because we continue to devote the resources necessary to support this new service initiative, including additional direct costs for regulatory compliance, infrastructure and customer support), the costs increased at a lower rate than did processing revenue resulting in an improvement in gross margin. However, we expect these costs to continue to outpace processing revenue for the foreseeable future. Cost associated with delivering professional services vary considerably from period to period depending on the project complexity and mix of employees delivering such services.

Operating Expenses – Consolidated marketing expenses were lower by 19 percent ($110,000) and 18 percent ($316,000) in the three and nine month periods ended September 30, 2013 compared to the same periods in 2012, mainly due to lower sales commissions due to a third party. Consolidated general and administrative expenses were lower by 6 percent ($40,000) and 8 percent ($191,000) in the three and nine-month periods ended September 30, 2013 compared to the respective period in 2012. In the three month period ended September 30, 2013, the reduction included a number of items, none of which was individually significant whereas, in the nine month period of 2013, the reduction in expenses is due mainly to lower legal expenses. Consolidated research and development expenses were higher by 7 percent ($37,000) and 2 percent ($32,000) in the three and nine month periods ended September 30, 2013 respectively, compared to the same periods in 2012. Changes between periods reflect mainly differences in a given period in the mix and number of U.S. and offshore technical personnel expenses that are charged to direct cost of services revenue for maintenance, processing and professional services in a given period versus base R&D activities.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. We recorded net equity income of $5,000 in the three and nine month periods ended September 30, 2013, respectively, compared to net equity loss of $5,000 and $16,000 in the three and nine months ended September 30, 2012, respectively. Changes between periods reflect improved profitability of the affiliate company.

Income Taxes – We recorded $42,000 in the nine month period ended September 30, 2013, for state income tax expense, which amounts include $22,000 in connection with uncertain tax positions. In 2012, the nine month amount of $48,000 for income taxes includes $13,000 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at September 30, 2013 was $2,839,000 as compared to $2,347,000 at December 31, 2012. During the nine months ended September 30, 2013, a principal source of cash was receipt of a scheduled $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K). We generated $642,000 cash from operations during the nine month period ended September 30, 2013. Major working capital changes included:

●	an increase in accounts receivable of $135,000 reflecting higher billings in the third quarter of 2013 as compared to the fourth quarter of 2012.
●	A reduction of $257,000 in deferred revenue, current portion reflecting contracts completed and recognized in the nine month period, which had been in process at December 31, 2012.

During the nine months ended September 30, 2013, we used $339,000 to upgrade accounting software and purchase computer and manufacturing equipment. We also used $67,000 to purchase additional marketable securities.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of intangibles and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2012. During the three and nine month periods ended September 30, 2013, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

●	Stricter regulations and reluctance by financial institutions to act as sponsor banks for prospective customers could increase CoreCard’s losses and cash requirements.
●	Delays in software development projects could cause our customers to postpone implementations or delay payments, which would increase our costs and reduce our revenue and cash.
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

Industrial Products Industry

●

One of ChemFree’s customers represented 22 percent of our consolidated revenue in the first nine months of 2013 and any changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term. For instance in the third quarter of 2013, the customer decided to temporarily reduce new machine orders due to some internal process changes which resulted in postponed shipments and significantly reduced revenue related to such customer in the quarter.

●

Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders. For example, recently one of ChemFree’s suppliers of a sole-sourced component experienced an equipment malfunction which created a backlog of certain of ChemFree’s products in the second quarter of 2013. Although the shortage and short-term impact of the shortage was resolved, longer term the company is taking steps to reduce its dependency on a single supplier where feasible.

●

Increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs.

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This termination will significantly reduce lease revenue in future periods, although the customer expects to continue to purchase fluid and filter supplies.

Other

●	Delays in anticipated customer payments for any reason would increase our cash requirements and possibly our losses.
●

Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or increased losses).

●

Declines in performance, financial condition or valuation of our minority-owned companies could cause us to write-down the carrying value of our investment or postpone an anticipated liquidity event, which could negatively impact our earnings and cash.

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 14, 2013	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 14, 2013	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.		Descriptions
3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculation

101.DEF	**	XBRL Taxonomy Extension Definitions

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.