Form 10-K
period 2013-12-31
INTELLIGENT SYSTEMS CORP
filed 2014-03-17
CIK 320340

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended    December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑      No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2013 was $5,265,627 (computed using the closing price of the common stock on June 30, 2013 as reported by the NYSE MKT).

As of February 28, 2014, 8,958,028 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2014 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

			PAGE
Part I

Item.
	1.	Business	1
	2.	Properties	7
	3.	Legal Proceedings	7
	4.	Mine Safety Disclosures	7

Part II

	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	8.	Financial Statements	16
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	16
	9A.	Controls and Procedures	16

Part III

	10.	Directors, Executive Officers and Corporate Governance	18
	11.	Executive Compensation	18
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
	13	Certain Relationships and Related Transactions, and Director Independence	19
	14.	Principal Accountant Fees and Services	19

Part IV
	15.	Exhibits and Financial Statement Schedules	20
Signatures			22

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

Industry Segments Overview

Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”). As of December 31, 2013, we own 100 percent of ChemFree and approximately 96 percent (on a fully diluted basis) of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India that perform software development and testing for CoreCard but do not sell products or services to third parties.

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

Industrial Products Segment

ChemFree Corporation – ChemFree, our largest subsidiary in terms of revenue and profit, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive and machine parts and weapons, without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter, naturally occurring microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the cleaning process and the SmartWasher® system is completely self-cleaning. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. ChemFree sells replacement fluid and filters, which we refer to as consumable supplies, to its customers on a regular basis after the initial parts washer sale. ChemFree has several U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets. As the leader in bio-remediating parts washers, ChemFree introduces new versions and enhancements of its products, formulations and consumable supplies to the market on a periodic basis. ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program. To date, OzzyJuice® is the only bio-remediating parts washing fluid to be so recognized.

ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers, and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and tool and equipment rental companies. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and single distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors, NAPA, represented 18 percent and 13 percent of our consolidated revenue in 2013 and 2012, respectively. Part of ChemFree’s revenue is derived from lease contracts under which ChemFree provides SmartWasher® machines and supplies to nationwide chains of auto repair shops, such as Pep Boys.

ChemFree also sells to large volume corporate customers on a direct basis rather than through its distributor network. One such corporate customer, Cintas Corporation, accounted for 21 percent and 27 percent of consolidated revenue in 2013 and 2012, respectively. Cintas buys machines and consumables from ChemFree and provides them to its lease customers in conjunction with regular visits by its service teams to change filters and replenish fluids. A similar services program was successfully launched in Australia by another ChemFree customer and several other initiatives are being explored with customers in other international markets as well as smaller regional service companies in the U.S. market. International markets are individually much smaller than the U.S. domestic market.

ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. Specifically,

●

The SmartWasher® system is available in a variety of model sizes and features to meet specific customer needs and incorporate ChemFree’s bio-remediating system, employing a heater, recirculating pump, proprietary aqueous based de-greasing fluid and microbe impregnated filter. Compared to solvent-based systems, these features make the SmartWasher® system safer, non-flammable and non-caustic to users and do not require expensive contracts to haul and dispose of regulated materials.

●

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

●

Unlike solvent-based systems, the SmartWasher® system does not expose workers to harmful, irritating chemicals. ChemFree’s fluid is non-flammable, non-caustic and produces no emissions from volatile organic compunds, thus reducing the likelihood of fire and enhancing the safety and health of workers and the workplaces in which parts washers are used.

●

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

●

Customer feedback as well as market acceptance and repeat orders over more than thirteen years indicate that the SmartWasher® system cleans as quickly and effectively as solvent-based systems, while providing the additional advantages of positive environmental, health and safety features.

●

ChemFree also offers its BenchTop Pro model designed to appeal to the home, hobbyist and small shop market, featuring bio-remediating functionality that operates at ambient temperature (i.e. does not require a heater) which it believes will be a unique and attractive offering that expands its addressable market.

ChemFree believes that overall domestic and international market demand for its products could increase if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, continue to become increasingly stringent and such regulations are enforced effectively by state, local and national governments. Increased acceptance of bio-remediating and aqueous-based systems is expected to result in more competition and pricing pressure as more suppliers of equipment and fluid enter the market.

In certain state and foreign jurisdictions, ChemFree is required to submit documentation and obtain government approval to sell products that contain biological components (i.e. the microorganisms used in bio-remediation). ChemFree has not experienced any difficulty or delay in obtaining such approvals and presently does not anticipate any changes to such regulations that would create an obstacle to its business. ChemFree’s cost of compliance with environmental laws is low as ChemFree’s products do not generate any regulated substances. This fact provides a competitive advantage for ChemFree products over solvent-based products, which subject their users to significant environmental regulation, compliance costs and potential liability.

Customer and warranty service, covering one to three year periods, generally consists of shipping a replacement part to the customer or returning a defective product for replacement to either ChemFree or its distributors. ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia. ChemFree blends its proprietary fluid at its facility in Norcross, Georgia and at third party facilities in certain international markets under non-exclusive blending arrangements. While it is possible to acquire most raw material parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree-owned molds. One sub-assembly and certain molded plastic parts have only a single qualified supplier presently and shortages or price increases associated with such sole-source suppliers could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold. ChemFree has from time to time experienced limited shortages of a sole-sourced molded part that is included in one of its products, but this has not had a material impact on its business due to the limited revenue and margin derived from such product. We expect that some general price inflation affecting raw material prices will continue for the foreseeable future; however, it is unclear how significant this will be. In 2011, ChemFree increased the selling price of certain of its products that offset in part increases in the cost of certain component parts and raw materials and may do so again although, for competitive and other reasons, it may not be able to increase prices on a regular basis.

Information Technology Products and Services Segment

CoreCard Software, Inc. – The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”). Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but do not sell products or services to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. The CoreCard™ software solutions allow companies to offer various types of debit and credit cards as well as revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network associations.

The CoreCard™ proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:

●

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

●

Prepaid Cards – pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest. Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, student aid disbursement, government assistance payments, and transit cards.

The CoreCard™ software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. For example, the CoreCard™ solutions are feature-rich, browser-based financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on low cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from a lower overall cost-of-ownership and scalability by adding additional servers as their card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, available either for in-house license or outsourced processing by the company’s processing business (“Processing Services”) at the customer’s option. CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the CoreCard processing environment and transfer it in-house for customer controlled processing at a later date.

●	License - Typically CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for the customer’s unique requirements, at a customer controlled location.
●

Processing Services - CoreCard has expanded the ways customers can access or deploy its software by offering processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer.

It has taken more time and resources than expected to build the relationships and infrastructure to support CoreCard’s new processing services line of business. However, CoreCard is now processing prepaid cards for a number of customers and is positioned to add more new processing customers in 2014. CoreCard has a data processing center and disaster recovery site at secure third party locations, has received a certification of compliance with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-16 Type II independent auditor report that can be relied on by its processing customers. It has obtained certification from the Discover network and expects to complete direct connections and certification by other major network associations in early 2014.

In 2012 we established a relationship with Central National Bank (“CNB”) that we believe was an important step in building the CoreCard processing business. CNB worked with us to provide consulting expertise to CoreCard’s processing operations and to define new features and functionality that are attractive to prepaid card program managers. In 2013, CNB transitioned to CoreCard the processing of a number of prepaid card programs for which CNB was previously the processor. CoreCard and CNB have agreed to make mutual referrals of prospective business to each other where appropriate and to otherwise cooperate on building the CoreCard processing business. In recognition of CNB’s ongoing contribution to the company, Intelligent Systems (which presently owns approximately 96% of CoreCard on a fully diluted basis) entered into an Option Agreement with CNB on March 20, 2012. Please refer to Note 3 of the Consolidated Financial Statements.

CoreCard has also initiated relationships with other financial institutions that are important relationships for network certification, referrals for processing or program managers, and sponsoring prospective card programs.

CoreCard’s principal target markets include accounts receivable businesses, prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States and in emerging international markets. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard also competes to some extent with larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. Some of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers a robust technology platform, lower overall cost-of-ownership, greater system flexibility, and more customer-driven marketing options. Furthermore, we believe our processing option is an attractive alternative particularly for small, prepaid card issuers or other companies entering new credit or prepaid markets that may not have the technology expertise to run the software in-house initially. Under our processing option, customers will contract with CoreCard to provide them with processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard™ software platform and modules include CoreENGINE™, CoreISSUE™, CoreFraud™, CoreCOLLECT™, CoreSALES™, CoreAPP™, CoreMONEY™ and CoreAcquire™. Using the same base transaction processing called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management. In addition, CoreCard configures and/or customizes its base modules with additional or specific functionality to meet each customer’s requirements. The company has developed and sold such products to customers in the prepaid, fleet, private label, retail and credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully, particularly for the processing services business.

Historically, most of the company’s sales have resulted from prospects contacting CoreCard based on an online search. The company plans to devote more extensive resources to sales and marketing activities in 2014 and has recently hired an industry executive to lead that effort for its prepaid processing line of business. CoreCard sells its products directly to customers in the U.S. but expects to work with a small number of resellers and third parties in international markets to identify, sell and support targeted opportunities. CoreCard’s software products are typically sold in competitive situations with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with initial contract revenue typically ranging from $150,000 to over $1 million. We also derive service revenue from implementation, customization, and annual maintenance and support contracts for our licensed software. In addition to licensing our software, we now offer processing services (running on the CoreCard software platform). Processing customers pay an implementation and setup fee plus monthly service fees under a contract with a term of three or more years. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on contracts may lead to considerable fluctuation in revenue and profitability, which in turn affects our consolidated revenue and profit or loss.

CoreCard’s licensed software products are used by its customers to manage and process various credit, debit and prepaid card programs and there are a number of federal and state regulations governing the issuance of and the processing of financial transactions associated with such cards. CoreCard’s customers are required to comply with such regulations and, to the extent that customers depend on their licensed CoreCard software to manage and process their card accounts, the CoreCard software features and functionality must allow customers to comply with the various governmental regulations. CoreCard continually evaluates applicable regulations and regularly upgrades and enhances its software to help its customers meet their obligations to comply with current and anticipated governmental regulations. As part of CoreCard’s processing business, CoreCard is responsible for providing compliance-related services, including data and network security, customer identification screening and regular reporting which enable its customers to be in compliance with all applicable governmental regulations including but not limited to the Bank Secrecy Act and Anti-Money Laundering regulations. Depending on the extent of changes and new governmental regulations, CoreCard may from time to time incur additional costs to modify its software and services to be compliant. CoreCard has no costs related to compliance with environmental laws.

We believe that the uncertainty and turmoil in the financial services sector of the domestic U.S. marketplace as well as the increased regulatory and compliance requirements have had a negative impact on buying decisions for potential customers in recent years. The situation has impacted and may continue to impact the willingness and ability of banks and network associations (such as MasterCard or VISA) to approve new customer programs which could impact demand for our product and service offerings in the near-term.

Incubator Program

For more than twenty years, we have operated the Gwinnett Innovation Park (formerly called the Intelligent Systems Incubator) at our corporate facility in Norcross, a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, and a network of peers. Lease income from incubator companies reduces our total corporate facility and personnel costs by approximately $30,000 per year. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a positive way by supporting entrepreneurship and start-ups, with minimal financial outlay or management time.

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

Research and Development

We spent $2.7 million and $2.5 million in the years ended December 31, 2013 and 2012, respectively, on company sponsored research and development. During such years, almost all of our consolidated research and development expense is related to our CoreCard subsidiary, with the balance spent for research at ChemFree. In the past two years, CoreCard has maintained a workforce averaging 180 employees in our offshore operations in India for software development and testing for our Information Technology Products and Services segment, at a lower cost per employee than the domestic workforce. Over the past two years, ChemFree has invested in developing two new models of parts washers, including the BenchTop Pro model with a unique ambient temperature, bioremediating capability designed to appeal to the home, hobbyist and small shop markets.

Patents, Trademarks and Trade Secrets

Our ChemFree subsidiary has 12 U.S. patents issued and 3 pending as well as 15 patents in foreign jurisdictions issued and pending covering various aspects of the design and construction of the SmartWasher® system and the process of bio-remediation used in the SmartWasher® system. The patents generally expire in 2014. ChemFree considers these patents to be one component of its overall business strategy. In addition, ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has one U.S. patent covering aspects of its core software platform. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions various trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreFRAUD™ and others.

Personnel

As of February 28, 2014, we had 255 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries). Of these, 213 are involved in software development, testing and operations, 35 in manufacturing operations; and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 14 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.      PROPERTIES

We have a lease covering approximately 61,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease was renewed on June 1, 2012 for a three year term ending May 31, 2015. Five percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our business incubator. We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries. We believe our facilities are adequate for the foreseeable future. We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.

ITEM 3.      LEGAL PROCEEDINGS

Legal Matters – In April 2013, Clearwater Environmental Services (“CES”) asserted a claim against ChemFree for additional sales commission (of an unspecified amount but in excess of $1 million) that CES alleges is owed to it pursuant to a sales agreement that expired October 31, 2012. The company believes that all amounts due to CES have been paid in full in accordance with the terms of the sales agreement and intends to vigorously defend against this claim. The dispute is now the subject of arbitration proceedings as required under the expired contract. Presently, the proceeding is in the discovery phase and an arbitration hearing on the matter is expected in the second quarter of 2014.

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

Year Ended December 31,	2013		2012
	High	Low	High	Low
1st Quarter	$1.97	$1.21	$1.68	$1.32
2nd Quarter	1.60	1.14	1.98	1.47
3rd Quarter	1.75	1.00	1.82	1.40
4th Quarter	1.94	1.32	1.65	1.07

We had 273 shareholders of record as of February 28, 2014. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 6 to the Consolidated Financial Statements.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2013.

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

●

an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter (typically three months),

●	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract,
●

other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

●	contracts for certain licensed software products as well as processing services that involve an initial fee plus recurring monthly fees for services

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policies for each of the situations described above are discussed below.

Presently, our initial software contracts do not meet the criteria for separate accounting because the software may require significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects, that make estimates unreliable.

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

For contracts for licensed software which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight line basis over the estimated life of the contract as product revenue since there is no Vendor Specific Objective Evidence (VSOE) for the maintenance and support services.

For processing services which include an initial fee plus recurring monthly fees for services, we recognize the initial fees ratably on a straight line basis over the estimated life of the contract as services revenue.

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

Accrued Expenses - Management regularly makes estimates with respect to expenses that should be accrued in the current reporting period, based on its best judgment of expenses that may be incurred in the future. Our ChemFree subsidiary accrues for estimated costs associated with its product warranties as an expense in the period the related sales are recognized. Product warranties typically cover repair or replacement of defective parts for a one year period, or for up to three years under extended warranty provisions. Such estimates are based on a number of factors, mainly on historical data of costs for warranty parts and services. Warranty accrual rates are reviewed and adjusted periodically. For new products introduced into the market, there is no historical data on which to base accrual rates and management estimates the warranty rates based on its best judgment, taking into consideration warranty costs for similar products where possible. In hindsight, actual warranty expenses may be more or less than estimated and could result in an adjustment to the warranty accrual in future periods. At January 1, 2013 the accrual for warranty expense was $164,000. During 2013, actual warranty expenses were $158,000, additional warranty accruals were $135,000, and the warranty accrual balance at December 31, 2013 was $141,000. Management also regularly assesses any liability related to legal activity and uses its best judgment to determine the likelihood and potential cost for any such liability and what amount, if any, should be accrued. As noted in Note 8 to the Consolidated Financial Statements, our ChemFree subsidiary is involved in an arbitration proceeding relating to a claim for additional sales commissions (of an unspecified amount but in excess of $1 million) under a sales agreement which expired in 2012. The company believes that all amounts due have been paid in full in accordance with the terms of the sales agreement and is vigorously defending against this claim. Since the arbitration process is inherently uncertain, there can be no assurance that the timing or final outcome of the matter will be in line with management’s current estimate and belief.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and may do so in the future from time to time. Our ChemFree subsidiary has regularly generated an operating profit and positive cash flow on a quarterly and annual basis and is focusing on optimizing profitable operations and the long-term value of the business. Our CoreCard subsidiary is not consistently profitable, in part due to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to and implemented by its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. In addition, CoreCard provides processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to this new line of business. We are likely to incur losses in the foreseeable future for the processing business because contract revenue is spread out over the life of each contract while we are currently investing in the infrastructure, resources and processes to support a growing processing business. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 180 employees located in India. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty on a quarterly or annual basis.

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

In recent years, most of our cash has been generated by our ChemFree operations. We have used a significant amount of the cash to support the domestic and international operations associated with our CoreCard subsidiary and the corporate office.

For additional comments on issues that may impact us, please read the section entitled Factors That May Affect Future Operations later in this discussion.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Overview of 2013 Compared to 2012

In 2013, ChemFree reported a solidly profitable year although total revenue in 2013 was lower than in 2012 due to termination of an equipment lease contract in July 2013. We anticipate that ChemFree will continue to be consistently profitable in the foreseeable future as it focuses on optimizing operating results and the long-term value of the business. CoreCard provides licensed software and processing services to customers in the financial services industry, which has been experiencing a changing regulatory, competitive and business process environment. We believe these factors may impact CoreCard’s revenue and prospects for new customers (such as issuers, processors and program managers of credit and prepaid cards) in the foreseeable future as companies postpone software purchases and implementations, decide to outsource rather than manage in-house software implementations, or encounter reluctance by financial institutions to act as sponsor banks for prospective customers. Although we continue to believe there is a substantial market for our products and services, we are carefully monitoring the evolving dynamics in our markets as we add new resources, products, infrastructure and marketing activities to support existing customers and to continue to add new customers. It has taken significantly more time and resources than expected to build the relationships and infrastructure to support CoreCard’s processing services initiative. In 2013, CoreCard expanded its prepaid card processing business and intends to launch a dedicated sales effort in early 2014 to further grow the business. We expect to incur losses in the processing business in the near term as revenue from processing customers is spread over multi-year contracts and we will need to continue to invest in this new line of business.

Revenue - Total consolidated revenue for the year ended December 31, 2013 was $16.3 million, a decrease of 1 percent compared to $16.5 million for the prior year.

Product revenue includes sales and leases of SmartWasher® machines and consumable supplies by our ChemFree subsidiary in the Industrial Products segment as well as software license-related revenue by our CoreCard Software subsidiary in the Information Technology Products and Services segment. In 2013, revenue from product sales was $12.6 million, a decrease of 3 percent compared to 2012.

●

In the Industrial Products segment, our ChemFree subsidiary reported a 5 percent decline in its total revenue. Although domestic U.S sales of parts washer machines increased in total units sold in 2013, ChemFree’s total revenue was lower, reflecting mainly the impact of non-renewal of an equipment lease contract in July 2013 when the customer opted to purchase the installed lease machines rather than continue with a lease program. Sales of worldwide consumable supplies were essentially flat in volume in 2013 compared to 2012.

●

Product revenue from ChemFree’s international sales grew 2 percent in 2013 as compared with 2012 and represented 14 percent of total consolidated revenue. Slightly improved demand in European and Pacific Rim markets were responsible for the 2013 year-over-year increase.

●

In the Information Technology Products and Services segment, software license-related revenue reported by our CoreCard subsidiary increased in 2013 compared to 2012, although it makes up less than 5 percent of consolidated product revenue in 2013. The year-over-year increase in 2013 is due to more license fees for initial contracts and tier upgrade fees.

Service revenue generated by our Information Technology Products and Services segment increased by 6 percent to $3.7 million in 2013 as compared to 2012. This year-over-year increase reflects more maintenance revenue associated with the installed base of customers that pay for maintenance and technical support as well as more revenue generated from processing services. Revenue from professional services declined in 2013 as compared to 2012 due to a decline in the number and value of customer projects delivered during 2013. We expect that processing services will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue - Total cost of revenue was $8.6 million (53 percent of total revenue) in 2013 compared to $9.0 million (54 percent of total revenue) in 2012.

●

Cost of product revenue in 2013 was $6.4 million (51 percent of total product revenue) as compared to $6.5 million (50 percent of total product revenue) in 2012. The change between periods reflects primarily ChemFree’s product mix which in 2013 includes a higher percentage of revenue derived from sales of parts washer machines, which have a higher cost of goods as compared to leased equipment and consumable supplies.

●

Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $2.3 million (61 percent of service revenue) in 2013 as compared to $2.5 million (70 percent of service revenue) in 2012. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on such services vary depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. We have reduced the costs required to deliver maintenance and customer support to our installed base of license customers. In addition, although our actual costs to provide card processing services are higher in 2013 than in 2012 (because we continue to devote the resources necessary to support this new service initiative, including additional direct costs for regulatory compliance, infrastructure and customer support), the costs increased at a lower rate than did processing revenue resulting in an improvement in gross margin. However, we expect these costs to continue to outpace processing revenue for the foreseeable future. Cost associated with delivering professional services vary considerably from period to period depending on the project complexity and mix of employees delivering such services.

Operating Expenses - Total consolidated operating expenses were 6 percent lower in 2013 than in 2012. Consolidated marketing expenses were 15 percent ($323,000) lower in 2013 compared to 2012 due mainly to reduced sales commission expense owed by ChemFree to a third party. Consolidated general and administrative expenses were lower by 11 percent ($337,000) in 2013 compared to 2012 due mainly to reduced expenses for legal, management bonus and depreciation expenses. Consolidated research and development expenses were 8 percent ($188,000) higher in 2013 as compared to 2012, due to a lower percentage of technical personnel expenses being charged to cost of services revenue for maintenance, processing and professional services in 2013. As a general rule, changes between periods reflect mainly differences in the mix and number of U.S. and offshore technical personnel expenses that are charged to direct cost of services revenue for maintenance, processing and professional services in a given period versus base R&D activities.

Interest Income, net - We had net interest income of $0 in 2013 and $7,000 in 2012. The decrease between periods reflects primarily the fact that a note receivable related to the sale of our former VISaer subsidiary was paid in full in January 2013.

Equity Earnings (Losses) of Affiliate Company - We recognize our pro rata share of the earnings and losses of an affiliate company that we record on the equity method. In 2013, we recorded $21,000 in net equity income of the affiliate company compared to $12,000 in net equity losses in 2012. The change between periods reflects improved profitability of the affiliate company.

Other Income, net - In 2013, we recorded other income, net of $71,000 compared to $49,000 in 2012, reflecting primarily increased purchase discounts and dividends earned on marketable securities in 2013.

Income Taxes - We recorded $69,000 and $80,000, in the years ended December 31, 2013 and 2012, respectively, for state income tax expense, including amounts accrued for uncertain tax positions.

Net loss attributable to noncontrolling interest - Accounting standards require us to attribute to the noncontrolling interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses of the subsidiary. The difference between periods reflects lower losses of the subsidiary in 2013 as compared to 2012.

Liquidity and Capital Resources

Our cash balance at December 31, 2013 was $3.4 million compared to a cash balance of $2.3 million at December 31, 2012. During 2013, non-operating sources of cash included a $250,000 payment from the purchaser of our former VISaer subsidiary (as explained in more detail in Note 2 to the Consolidated Financial Statements). We generated $1.5 million net cash from operating activities in 2013, reflecting mainly the profitable operations of our ChemFree subsidiary. Major working capital changes included:

●	A decrease in accounts receivable of $611,000 at December 31, 2013 due mainly to lower billings in the latter part of 2013 than in the same period in 2012
●	A reduction of $250,000 in deferred revenue (current portion) reflecting contracts completed and recognized in 2013, which had been in process at December 31, 2012
●	An increase in accounts payable of $178,000 due mainly to timing of inventory purchases at 2013 year end
●

An increase of $161,000 in accrued payroll related expenses reflecting in part greater vacation and other benefit accruals at our India office as well as a greater number of days of accrued salary at the end of 2013 due to the timing of U.S. payroll pay dates

During 2013, we used $559,000 to upgrade accounting software and purchase manufacturing equipment as well as to acquire computer equipment to expand our data center capability and the India office to support the processing services business. We expect a lower level of capital equipment spending in the foreseeable future and presently do not foresee any difficulties funding such purchases. We also used $67,000 to purchase additional marketable securities.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2012 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. In 2013, we did not have any borrowings under the bank line of credit. We presently project that we will have sufficient accounts receivable, inventory balances and tangible net worth for the foreseeable future to support the borrowing base and loan covenants for any required draws under our bank line of credit. The line of credit expires June 30, 2014, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit and if we have unforeseen cash requirements, we may experience a short-term cash shortfall. Presently, we do not believe there is a material risk that we will not perform successfully on any software or processing contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Factors That May Affect Future Operations

Future operations in the Information Technology Products and Services and Industrial Products segments are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty. Any trend or delay that affects even one of our subsidiaries could have a negative impact on the company’s consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.

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

●	Increased federal and state regulations and reluctance by financial institutions to act as sponsor banks for prospective customers could increase CoreCard’s losses and cash requirements.
●	Delays in software development projects could cause our customers to postpone implementations or delay payments, which would increase our costs and reduce our revenue and cash.
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

Industrial Products Industry

●

One of ChemFree’s customers represented 21 percent and 27 percent of our consolidated revenue in 2013 and 2012, respectively. Any changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term. For instance in the third quarter of 2013, the customer decided to temporarily reduce new machine orders due to some internal process changes which resulted in postponed shipments and significantly reduced revenue related to such customer in the second half of 2013.

●

Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders. For example, one of ChemFree’s suppliers of a sole-sourced component experienced an equipment malfunction which created a backlog of certain of ChemFree’s products in the second quarter of 2013. Although the shortage and short-term impact of the shortage was resolved, longer term the company is taking steps to reduce its dependency on a single supplier where feasible.

●

Increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs.

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This termination significantly reduced equipment lease revenue in the second half of 2013 and lease revenue will be lower in future periods compared to prior periods, although the customer continues to purchase fluid and filter supplies.

●	If the legal matter described in Item 3 is resolved in a manner adverse to ChemFree, it could have a material adverse impact on the company’s financial position and/or results of operation.

Other

●	Delays in anticipated customer payments for any reason would increase our cash requirements and possibly our losses.
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

We have certain lease commitments, legal matters and contingent liabilities described in Note 8 to the Consolidated Financial Statements.

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

Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2013, the company’s internal control over financial reporting is effective based on those criteria.

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

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Executive Officers” in our Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 11.     EXECUTIVE COMPENSATION

Please refer to the subsection entitled “Proposal 1 - The Election of Two Directors - Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 11 by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	198,500	$1.60	154,000
Equity compensation plans not approved by security holders	72,000	$2.17	--
Total	270,500	$1.75	154,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In each of the years ended December 31, 2013 and 2012, 17,000 options were granted under the 2011 Director Plan; 92,000 options and 14,000 options expired unexercised in 2013 and 2012, respectively. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in 2013 and 2012. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $467,000 in each of the years ending December 31, 2013 and 2012.

Please refer to the subsection entitled “Proposal 1 - The Election of Two Directors - Nominees” in the Proxy Statement referred to in Item 10 for information regarding the independence of the company’s directors. This information is incorporated into this Item 13 by reference.

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

10.11	Option Agreement between Intelligent Systems Corporation and Central National Bank dated March 20, 2012 (Incorporated by reference to Exhibit 10.13 of the Registrant’s Form 10-K dated March 22, 2012.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Habif, Arogeti & Wynne, LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***
101.SCH	XBRL Taxonomy Extension Schema ***
101.CAL	XBRL Taxonomy Extension Calculation ***
101.DEF	XBRL Taxonomy Extension Definitions ***
101.LAB	XBRL Taxonomy Extension Labels ***
101.PRE	XBRL Taxonomy Extension Presentation ***

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 17, 2014	By:	/s/J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange	Chairman of the Board, President,	March 17, 2014
J. Leland Strange	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Bonnie L. Herron	Chief Financial Officer	March 17, 2014
Bonnie L. Herron	(Principal Accounting and Financial Officer)

/s/ Philip H. Moise	Director	March 17, 2014
Philip H. Moise

/s/ Cherie M. Fuzzell	Director	March 17, 2014
Cherie M. Fuzzell

/s/ James V. Napier	Director	March 17, 2014
James V. Napier

/s/ Parker H. Petit	Director	March 17, 2014
Parker H. Petit

INTELLIGENT SYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

March 17, 2014

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2013	2012
ASSETS
Current assets:
Cash	$3,433	$2,347
Marketable securities	351	270
Accounts receivable, net	2,427	3,038
Note and interest receivable, current portion	--	249
Inventories, net	1,106	882
Other current assets	327	340
Total current assets	7,644	7,126
Investments	1,650	1,559
Property and equipment, at cost less accumulated depreciation	1,145	1,144
Patents, net	64	107
Other long-term assets	124	--
Total assets	$10,627	$9,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472	$294
Deferred revenue, current portion	668	918
Accrued payroll	680	519
Accrued expenses	623	711
Other current liabilities	267	379
Total current liabilities	2,710	2,821
Deferred revenue, net of current portion	238	48
Other long-term liabilities	185	148
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at December 31, 2013 and 2012	90	90
Additional paid-in capital	21,488	21,406
Accumulated other comprehensive loss	(98)	(101)
Accumulated deficit	(12,674)	(13,758)
Total Intelligent Systems Corporation stockholders’ equity	8,806	7,637
Noncontrolling interest	(1,312)	(718)
Total stockholders’ equity	7,494	6,919
Total liabilities and stockholders’ equity	$10,627	$9,936

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2013	2012
Revenue
Products	$12,608	$13,023
Services	3,710	3,507
Total net revenue	16,318	16,530
Cost of revenue
Products	6,367	6,507
Services	2,257	2,465
Total cost of revenue	8,624	8,972
Expenses
Marketing	1,891	2,214
General and administrative	2,680	3,017
Research and development	2,679	2,491
Income (loss) from operations	444	(164)
Other income (expense)
Interest income, net	1	7
Investment income (write-down)	1	(17)
Equity in income (loss) of affiliate company	21	(12)
Other income, net	71	49
Income (loss) before income taxes	538	(137)
Income taxes	69	80
Net income (loss)	469	(217)
Net loss attributable to noncontrolling interest	615	751
Net income attributable to Intelligent Systems Corporation	$1,084	$534
Income per share based on income attributable to Intelligent Systems Corporation:
Net income per share: Basic and diluted	$0.12	$0.06
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,959,742	8,967,679

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$469	$(217)
Other comprehensive income:
Foreign currency translation adjustments	10	(9)
Unrealized gain on available-for-sale marketable securities	14	19
Total comprehensive income (loss)	493	(207)
Comprehensive loss attributable to noncontrolling interest	594	751
Comprehensive income attributable to Intelligent Systems Corporation	$1,087	$544

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2013	2012
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning and end of year	8,958,028	8,958,028
Common stock, amount, beginning and end of year	$90	$90
Additional paid-in capital, beginning of year	21,406	21,461
Surrender of common shares from noncontrolling interest	--	(134)
Stock compensation expense	82	79
End of year	21,488	21,406
Accumulated other comprehensive loss, beginning of year	(101)	(111)
Foreign currency translation adjustment	(11)	(9)
Unrealized gain on available-for-sale marketable securities	14	19
End of year	(98)	(101)
Accumulated deficit, beginning of year	(13,758)	(14,292)
Net income	1,084	534
End of year	(12,674)	(13,758)
Total Intelligent Systems Corporation stockholders’ equity	8,806	7,637
Noncontrolling interest, beginning of year	(718)	(101)
Surrender of common shares	--	134
Other comprehensive income	21	--
Net loss	(615)	(751)
End of year	(1,312)	(718)
Total stockholders’ equity	$7,494	$6,919

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$469	$(217)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	435	523
Stock-based compensation expense	82	79
Non-cash interest income, net	(1)	(10)
Non-cash investment write-down	--	17
Non-cash foreign currency allocation to noncontrolling interest	21	--
Non-cash investment	(10)	--
Equity in (income) loss of affiliate company	(21)	12
Changes in operating assets and liabilities:
Accounts receivable, net	611	(534)
Inventories, net	(77)	(58)
Other current assets	13	(56)
Other long-term assets	(103)	--
Accounts payable	178	(169)
Accrued payroll	161	59
Deferred revenue	(250)	11
Accrued expenses	(88)	42
Other current liabilities	(112)	10
Other long-term liabilities	227	6
Net cash provided by (used for) operating activities	1,535	(285)
INVESTING ACTIVITIES:
Purchase of marketable securities	(67)	(42)
Proceeds from note and interest receivable	250	250
Proceeds from sale of equipment	4	--
Purchases of property and equipment	(559)	(399)
Patent addition	(6)	(20)
Long-term investment	(60)	(300)
Net cash used by investing activities	(438)	(511)
Effects of exchange rate changes on cash	(11)	(9)
Net increase (decrease) in cash	1,086	(805)
Cash at beginning of year	2,347	3,152
Cash at end of year	$3,433	$2,347

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$54	$26

Non-Cash Transactions:
Transfer of property and equipment to inventory	$147	--
Sale of vehicle for note receivable, net	21	--

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2013 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5.

Marketable Securities – Our marketable securities, which are classified as available-for-sale, are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The fair value of the marketable securities is $331,000 at December 31, 2013; an unrealized gain of $20,000 is included in other comprehensive income.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories, net of allowances of $102,000 and $78,000 at December 31, 2013 and 2012, respectively, is as follows:

(in thousands)	2013	2012
Raw materials	$940	$795
Finished goods	166	87
Total inventories	$1,106	$882

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2013 and 2012, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3	–	5
Furniture and fixtures	5	–	7
Leasehold improvements	1	–	5
Building		39

The cost of each major class of property and equipment at December 31, 2013 and 2012 is as follows:

(in thousands)	2013	2012
Machinery and equipment	$3,989	$4,324
Furniture and fixtures	194	194
Leasehold improvements	281	277
Building	308	308
Subtotal	4,772	5,103
Accumulated depreciation	(3,627)	(3,959)
Property and equipment, net	$1,145	$1,144

Depreciation expense was $386,000 and $476,000 in 2013 and 2012, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products segment, where the component of depreciation expense that relates primarily to production activities and products leased to customers is included in cost of revenue.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2013 and 2012 was as follows:

(in thousands)	2013	2012
Cost of leased equipment	$473	$1,139
Accumulated depreciation	(290)	(878)
Carrying value of leased equipment	$183	$261

There is no contingent rental income under the leases. We recognized lease revenue of $1,566,000 and $2,231,000 in the year end December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the amount of future non-cancellable lease income was $125,000 and $120,000, respectively. The leased equipment assets are included in machinery and equipment on the company’s balance sheet at December 31, 2013 and 2012.

Investments - We account for investments under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment, for (i) entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to cost method investments is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2012, we took an impairment charge of $17,000 to reduce the carrying value of one of our cost method investments to management’s estimate of current realizable value. In 2013, we recognized $1,000 income related to the sale of a previously written-off investment. The aggregate value of investments accounted for by the equity method was $914,000 and $892,000 at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, the aggregate value of investments accounted for by the cost method was $736,000 and $667,000, respectively.

Patents - Patents are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of the patents may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2013 and 2012, no such impairment existed.

Patents, net, at December 31, 2013 and 2012 consisted of the following:

(in thousands)	2013	2012
Patents	$491	$485
Accumulated amortization	(427)	(378)
Patents, net	$64	$107

In 2013, we recorded $49,000 of patent amortization expense. As of December 31, 2013, annual amortization expense for patents for the following years is expected to be:

(in thousands)
2014	$45
2015	4
2016	4
2017	4
2018 & thereafter	7
Total amortization expense	$64

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current assets and liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

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

●

an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter (typically three months),

●	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts after the initial contract,
●

other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, and

●	contracts for certain licensed software products as well as processing services that involve an initial fee plus recurring monthly fees for services

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policies for each of the situations described above are discussed below.

Presently, our initial software contracts do not meet the criteria for separate accounting because the software may require significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects, that make estimates unreliable.

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

For contracts for licensed software which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight line basis over the estimated life of the contract as product revenue since there is no Vendor Specific Objective Evidence (VSOE) for the maintenance and support services.

For processing services which include an initial fee plus recurring monthly fees for services, we recognize the initial fees ratably on a straight line basis over the estimated life of the contract as services revenue.

Revenue is recorded net of applicable sales tax.

Deferred Revenue - Deferred revenue consists of advance payments by software customers for annual or quarterly PCS; advance payments from customers for software licenses and professional services not yet delivered; initial payments for processing services on multi-year contracts and payments by ChemFree customers for advance billings related to leased equipment or consumables. We do not anticipate any loss under these arrangements. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Cost of Revenue - Cost of revenue for products includes direct material, direct labor, and production overhead for ChemFree products. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, and data center and compliance costs for processing services. For software contracts and processing services contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized.

Software Development Expense - Research and development costs are expensed in the period in which they are incurred. Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.

Warranty Costs - We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses at December 31, 2013 and 2012. At December 31, 2013 and 2012, the warranty accrual was $141,000 and $164,000, respectively.

Legal Expense - Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred.

Research and Development - Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.

Stock Based Compensation - We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2013 and 2012 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $82,000 and $79,000 of stock-based compensation expense in the years ended December 31, 2013 and 2012, respectively.

In each to the years ended December 31, 2013 and 2012, a total of 17,000 options were granted pursuant to the 2011 Non-employee Directors Stock Option Plan. The fair value of each option granted in 2013 and 2012 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2013	2012
Risk free interest rate	2.5%	1.75%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	74%	74%

Under these assumptions, the weighted average fair value of options granted in 2013 and 2012 was $1.05 and $1.28 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2013 related to unvested options amounted to $49,000 and is expected to be recognized over 2014 and 2015.

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

Reclassifications - Certain prior year numbers have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements - We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

2.     DISCONTINUED OPERATIONS

VISaer – On January 25, 2011, the company entered into a Settlement Agreement and Mutual Release (the “Agreement”) with IBS Technics and IBS Software Services Americas, (collectively “IBS”) settling all claims and counterclaims that had been asserted by the parties related to the sale of the company’s Visaer subsidiary to IBS in 2008 under the terms of an Asset Purchase Agreement (“APA”). As of December 31, 2012, the carrying value of the note receivable was $249,000 (net of a discount of $1,000), which is included in note and interest receivable, current portion at December 31, 2012. IBS paid the final installment of $250,000 to the company on January 18, 2013.

3.     OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96% on a fully diluted basis of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. We entered into the Option Agreement in recognition of CNB’s cooperation and contribution to building CoreCard’s card processing business. During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and have recorded a long-term liability of $18,000 at December 31, 2013 and 2012 to recognize the financial impact of the Option Agreement.

4.     INVESTMENTS

At December 31, 2013 and 2012, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments. At December 31, 2012, the carrying value of our investment in NKD Enterprises, LLC exceeded our portion of the net assets of NKD Enterprises, LLC by approximately $122,000 which is considered to be goodwill and is not being amortized.

	Carrying Value
At December 31, (in thousands)	2013	2012
NKD Enterprises, LLC	$914	$892

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2013	2012
Revenues	$1,789	$1,797
Operating income (loss)	85	(48)
Net income (loss)	85	(48)

As of and for the year ended December 31,
(in thousands)	2013	2012
Current assets	$180	$121
Non-current assets	3,007	3,012
Current liabilities	249	277
Stockholders’ equity	2,938	2,856

5.     ACCOUNTS RECEIVABLE, NOTES RECEIVABLE and customer concentrations

At December 31, 2013 and 2012, our allowance for doubtful accounts amounted to $16,000 and $14,000, respectively. Net charges against the allowance for doubtful accounts were $4,000 and $1,000 in 2013 and 2012, respectively.

The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2013	2012	2013	2012
ChemFree
Customer A	18%	13%	17%	13%
Customer B	8%	7%	15%	14%
Customer C	21%	27%	18%	20%
Customer D	7%	10%	5%	12%

6.     SHORT-TERM BORROWINGS

Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2013	2012
Maximum outstanding (month-end)	$--	$--
Outstanding at year end	--	--
Interest rate at year end	6.0%	6.0%
Average interest rate	6.0%	6.0%

We established a working capital credit facility with a bank in October 2003 and have renewed the line annually with the most recent renewal on June 29, 2012. The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.0%, is secured by all of our assets and those of our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2014. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000. At December 31, 2013, our borrowing base calculation resulted in availability of the full $1,250,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the Chief Executive Officer and Chief Financial Officer of the Company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case. Furthermore, the terms of the loan contain a covenant requiring the company to maintain a minimum tangible net worth (as defined in the Loan Agreement) of various calculated amounts at the end of each calendar quarter. At December 31, 2013, we were in compliance with the net worth covenants.

7.     INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2013	2012
Current	$43	$57
Provision for uncertain tax positions	26	23
Total	$69	$80

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2013	2012
Statutory rate	35%	35%
Change in valuation allowance	(35%)	(35%)
Other – state	13%	(58%)
Effective rate	13%	(58%)

Net deferred tax assets consist of the following at December 31:

(in thousands)	2013	2012
Deferred tax assets:
Federal, state and foreign loss carryforwards	$6,527	$6,852
Capitalized research and development	475	753
Deferred revenue	77	(76)
Federal and state tax credits	1,762	1,773
Other	563	346
Total deferred tax asset	9,404	9,648
Less valuation allowance	(9,404)	(9,648)
Net deferred tax asset	$--	$--

Federal and state tax credits of $1.8 million included in the above table expire at various dates between 2018 and 2027.

We had a deferred tax asset of approximately $9.4 million and $9.6 million December 31, 2013 and December 31, 2012, respectively. The deferred tax asset has been offset by a valuation allowance in 2013 and 2012 of $9.4 million and $9.6 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2013	2012
2019	$2,901	$2,901
2021	1,184	1,184
2022	1,083	1,083
2023	1,302	1,778
Thereafter	12,177	12,631
Total	$18,647	$19,577

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

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of December 31, 2013 and 2012, the company has recorded a liability of $185,000 and $148,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $39,000 and $28,000 of interest and penalties as of December 31, 2013 and 2012, respectively. As of December 31, 2013, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the year ended December 31, 2013 and 2012, we recognized $8,000 and $7,000 in interest expense, respectively, and $2,000 and $2,000 in penalties, respectively, related to the uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2010.

8.     COMMITMENTS AND CONTINGENCIES

Leases – We have noncancellable operating leases for offices and data centers expiring at various dates through April 2017. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2014	$465
2015	194
2016	60
2017	20
Total minimum lease payments	$859

The above future minimum lease payments include $659,000 payable to a related party. See Note 11 for further discussion.

Rental expense for leased facilities and equipment related to continuing operations amounted to $467,000 in each of the years ended December 31, 2013 and 2012. Non-affiliated companies sublease space from the company. In the years ended December 31, 2013 and 2012, respectively, we received $27,000 and $33,000 in sublease rental income which reduced our rental expense during these years.

Legal Matter – In April 2013, Clearwater Environmental Services (“CES”) asserted a claim against ChemFree for additional sales commission (of an unspecified amount but in excess of $1 million) that CES alleges is owed to it pursuant to a sales agreement that expired October 31, 2012. The company believes that all amounts due to CES have been paid in full in accordance with the terms of the sales agreement and intends to vigorously defend against this claim. The dispute is now the subject of arbitration proceedings as required under the expired contract. Presently, the proceeding is in the discovery phase and an arbitration hearing on the matter is expected in the second quarter of 2014.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.     POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011. At December 31, 2013 and 2012, we have accrued $141,000 and $150,000 in other current liabilities in the Consolidated Balance Sheets for future payments that were earned under the plan before it was terminated.

10.     DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $39,000 and $37,000 in 2013 and 2012, respectively.

11.     RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $467,000 to ISC Properties, LLC in each of the years ended December 31, 2013 and 2012. We have determined that ISC Properties, LLC is not a variable interest entity.

12.     STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, of which none is outstanding. The Board of Directors has authorized stock repurchases of our common stock from time to time but no repurchases were authorized or made in the two years ending 2013 and there are no outstanding authorizations for repurchases.

13.     STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. During the year ended December 31, 2011, 152,500 options were granted under the 2003 Plan; no options were granted under the 2003 Plan in the year ended December 31, 2012. In 2013, the 2003 Plan expired with 80,000 options ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director received a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 48,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2 years. As of December 31, 2013, a total of 1,215,500 options under all plans have been granted, 724,320 have been exercised, 220,680 have been cancelled, 194,167 are fully vested and exercisable and 76,333 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2013, there was $49,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.5 years.

Stock option activity during the years ended December 31, 2013 and 2012 was as follows:

	2013			2012
Options outstanding at January 1		345,500			342,500
Options cancelled		(92,000)			(14,000)
Options granted		17,000			17,000
Options outstanding at December 31		270,500			345,500

Options available for grant at December 31		154,000			368,500

Options exercisable at December 31		194,167			220,833

Exercise price ranges per share:
Granted		$1.33			$1.64
Outstanding	$0.69	-	$3.84	$0.69	-	$ 3.84

Weighted average exercise price per share:
Granted		$1.33			$1.64
Outstanding at December 31		$1.75			$1.72
Exercisable at December 31		$1.83			$1.77

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2013.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$2.08	246,500	6.9	$1.58	$28,500
$3.30	-	$3.84	24,000	3.9	$3.57	--
$0.69	-	$3.84	270,500	6.6	$1.75	$28,500

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$2.08	170,167	6.3	$1.58	$21,153
$3.30	-	$3.84	24,000	3.9	$3.57	--
$0.69	-	$3.84	194,167	6.0	$1.83	$21,153

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

14.     FOREIGN Revenues AND OPERATIONS

Foreign revenues are based on the location of the customer. For continuing operations, revenues from customers by geographic areas for the years ended December 31, 2013 and 2012 are as follows:

Year ended December 31,
(in thousands)	2013	2012
Foreign Countries:
United Kingdom	$1,284	$1,154
Pacific Rim *	598	562
Canada	496	518
Brazil	59	25
Other	35	54
Subtotal	2,472	2,313
United States	13,846	14,217
Total	$16,318	$16,530

* Includes Australia, New Zealand, Japan and Singapore

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $209,000 and $460,000 at December 31, 2013 and 2012, respectively, substantially all long-lived assets are in the United States.

At December 31, 2013 and 2012, continuing operations of foreign subsidiaries had assets of $502,000 and $518,000, respectively, and total liabilities of $304,000 and $234,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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

The following table contains segment information for the years ended December 31, 2013 and 2012:

Year ended December 31, (in thousands)	2013	2012
Information Technology
Revenue	$4,202	$3,721
Operating loss	(1,290)	(1,725)
Depreciation and amortization	189	186
Capital expenditures	174	133
Identifiable assets	1,725	1,712

Industrial Products
Revenue	$12,116	$12,809
Operating income	3,074	2,945
Depreciation and amortization	240	324
Capital expenditures	380	261
Identifiable assets	6,716	6,250

Consolidated Segments
Revenue	$16,318	$16,530
Operating income	1,784	1,220
Depreciation and amortization	429	510
Capital expenditures	554	394
Identifiable assets	8,441	7,962

A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2013	2012
Consolidated segments operating income	$1,784	$1,220
Corporate expenses	(1,340)	(1,384)
Consolidated income from continuing operations	$444	$(164)

Depreciation and amortization
Consolidated segments	$429	$510
Corporate	6	13
Consolidated	$435	$523

Capital expenditures
Consolidated segments	$554	$394
Corporate	5	5
Consolidated	$559	$399

As of December 31, (in thousands)	2013	2012
Assets
Consolidated segments identifiable assets	$8,441	$7,962
Corporate	2,186	1,974
Consolidated	$10,627	$9,936

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

The following tables represent required disclosure of the reconciliation of the income and the shares used in the basic and diluted income per share computation:

Year ended December 31,
(in thousands, except per share data)	2013	2012
Basic
Net income attributable to Intelligent Systems Corporation	$1,084	$534
Weighted average common shares outstanding	8,958	8,958
Net income per share	$0.12	$0.06

Diluted
Net income attributable to Intelligent Systems Corporation	$1,084	$534
Weighted average common shares outstanding	8,958	8,958
Effect of dilutive potential common shares: stock options	2	10
Total	8,960	8,968
Net income per share	$0.12	$0.06

At December 31, 2013 and 2012, respectively, there were 113,500 and 24,000 dilutive stock options exercisable, which had an immaterial impact on the calculation of diluted income per share.

17.     Subsequent events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.