Form 10-Q
period 2014-03-31
INTELLIGENT SYSTEMS CORP
filed 2014-05-15
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3
	Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2014 and 2013	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	14

Part II	Other Information

Item 1	Legal Proceedings	14
Item 6	Exhibits	15

Signatures		16

Ex. 10.1	Settlement Agreement by and between Clearwater Environmental Services, Inc. and ChemFree Corporation effective as of May 12, 2014, filed herewith.
Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$2,923	$3,433
Marketable securities	367	351
Accounts receivable, net	2,683	2,427
Inventories, net	1,088	1,106
Other current assets	286	327
Total current assets	7,347	7,644
Investments	1,655	1,650
Property and equipment, at cost less accumulated depreciation	1,152	1,145
Patents, net	52	64
Other long term assets	113	124
Total assets	$10,319	$10,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$587	$472
Deferred revenue, current portion	525	668
Accrued payroll	615	680
Accrued expenses	468	364
Other current liabilities	256	267
Accrued legal settlement	706	259
Total current liabilities	3,157	2,710
Deferred revenue, net of current portion	213	238
Other long-term liabilities	185	185
Commitments and contingencies (Note 7)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2014 and December 31, 2013	90	90
Additional paid-in capital	21,509	21,488
Accumulated other comprehensive loss	(87)	(98)
Accumulated deficit	(13,260)	(12,674)
Total Intelligent Systems Corporation stockholders’ equity	8,252	8,806
Non-controlling interest	(1,488)	(1,312)
Total stockholders’ equity	6,764	7,494
Total liabilities and stockholders’ equity	$10,319	$10,627

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue
Products	$2,677	$3,378
Services	993	708
Total net revenue	3,670	4,086
Cost of revenue
Products	1,524	1,636
Services	437	585
Total cost of revenue	1,961	2,221
Expenses
Marketing	380	504
General and administrative	919	730
Research and development	789	617
Legal settlement	387	99
Loss from operations	(766)	(85)
Other income (expense)
Interest income, net	3	2
Equity in income (loss) of affiliate company	5	(1)
Other income, net	8	17
Loss before income taxes	(750)	(67)
Income taxes	12	2
Net loss	(762)	(69)
Net loss attributable to noncontrolling interest	176	209
Net income (loss) attributable to Intelligent Systems Corporation	$(586)	$140
Income (loss) per share based on income attributable to Intelligent Systems Corporation:
Net income (loss) per share: basic and diluted	$(0.07)	$0.02
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	8,958,028

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31,
(unaudited, in thousands)	2014	2013
Net loss	$(762)	$(69)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	6
Unrealized gain on available-for-sale marketable securities	16	16
Total comprehensive loss	(751)	(47)
Comprehensive loss attributable to noncontrolling interest	176	209
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$(575)	$162

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2014	2013

OPERATIONS:
Net loss	$(762)	$(69)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	91	117
Stock-based compensation expense	21	20
Non-cash interest income, net	--	(1)
Equity in (income) loss of affiliate company	(5)	1
Changes in operating assets and liabilities
Accounts receivable	(256)	180
Inventories, net	18	(45)
Other current assets	41	(10)
Other long term assets	11	--
Accounts payable	115	90
Accrued payroll	(65)	(58)
Deferred revenue	(143)	153
Accrued expenses	104	(244)
Accrued settlement	447	99
Other current liabilities	(11)	(41)
Other long-term liabilities	(25)	(5)
Net cash provided by (used for) operating activities	(419)	187

INVESTING ACTIVITIES:
Proceeds from notes and interest receivable	--	250
Purchases of property and equipment	(86)	(179)
Net cash provided by (used for) investing activities	(86)	71

Effects of exchange rate changes on cash	(5)	6
Net increase (decrease) in cash	(510)	264
Cash at beginning of period	3,433	2,347
Cash at end of period	$2,923	$2,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$13	$20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2014 and 2013. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2013, as filed in our Annual Report on Form 10-K.

2.

Stock-based Compensation – At March 31, 2014, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three month periods ended March 31, 2014 and 2013 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $21,000 and $20,000 of stock-based compensation expense in the quarters ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there is $28,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2014. The following table summarizes options as of March 31, 2014:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2014	270,500	$1.75	6.4	$36,230
Vested and exercisable at March 31, 2014	194,167	$1.83	5.8	$26,073

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2013 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

5.     Inventories – The value of inventories at March 31, 2014 and December 31, 2013 is as follows:

(in thousands)	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Raw materials	$941	$940
Finished goods	147	166
Total inventories	$1,088	$1,106

6.    Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended March 31,
(unaudited)	2014	2013
ChemFree Customer A	17%	13%
ChemFree Customer B	20%	30%
ChemFree Customer C	2%	10%
ChemFree Customer D	11%	9%

7.

Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2013 Form 10-K for a description of our commitments and contingencies in addition to those disclosed here. Except as noted below, other commitments and contingencies described in Note 8 to the Consolidated Financial statements included in our 2013 Form 10-K have not materially changed.

Legal Matters – In April 2013, Clearwater Environmental Services (“CES”) asserted a claim against ChemFree for additional sales commission that CES alleged was owed pursuant to a Target Account Sales Agreement (“TASA”) that terminated October 31, 2012. The company believed that all amounts due to CES had been paid in full in accordance with the terms of the TASA and vigorously defended against this claim. The dispute was the subject of arbitration proceedings, as required under the terms of the TASA. In 2014, the parties engaged in the discovery phase of the arbitration and, in addition to the sales commissions CES contended were owed under their interpretation of the TASA, CES also asserted various additional claims. The total amount claimed by CES was in excess of $1.7 million. The arbitration hearing was held April 22 – 24, 2014 in Atlanta, Georgia. On April 24, 2014, prior to a ruling by the arbitrator, the parties agreed on the general terms of a settlement of the dispute and a final agreement was entered into effective as of May 12, 2014 (the “Settlement Agreement”).

Under the terms of the Settlement Agreement, ChemFree and CES agreed to settle and compromise all claims between them related to the TASA. ChemFree agreed to pay to CES the sum of $706,000 in 3 payments: $236,000 within five days of the signing of the Settlement Agreement on May 12, 2014 (“Effective Date”), $235,000 to be paid 90 days after the Effective Date and the final $235,000 to be paid 180 days after the Effective Date. The parties exchanged mutual general releases of all claims that were or could have been asserted related to the TASA. Intelligent Systems was a party to the Settlement Agreement solely for the purpose of guaranteeing ChemFree’s payments.

While the company believes that its original interpretation of the terms of the TASA relating to commissions earned after the contract terminated was correct, it decided that a settlement was in its best interests due to the inherent uncertainty of the binding arbitration process and the potential for an even greater negative impact on the company if the arbitrator’s final ruling was in CES’s favor.

As a result of the Settlement Agreement, the company recorded Legal Settlement expenses of $387,000 in the quarter ended March 31, 2014 for amounts settled and owed in excess of amounts accrued in prior periods. The total accrual of $706,000 is reflected in the line item accrued legal settlement on the balance sheet. The settlement amount of $706,000 includes $61,000 that was expensed and paid to CES in a prior period. However, since CES never cashed the check for such amount, this amount was included in the calculation of the amount shown on the line item accrued settlement in the statement of cash flows.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

8.

Industry Segments – Segment information is presented consistently with the basis described in the 2013 Form 10-K. The following table contains segment information for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(unaudited, in thousands)	2014	2013
Information Technology
Revenue	$1,106	$837
Operating loss	(368)	(510)
Industrial Products
Revenue	2,564	3,249
Operating income	47	888

Consolidated Segments
Revenue	$3,670	$4,086
Operating income (loss)	(321)	378
Corporate expenses	(445)	(463)
Consolidated operating loss	$(766)	$(85)

	Three Months Ended March 31,
(unaudited, in thousands)	2014	2013
Depreciation and Amortization
Information Technology	$29	$39
Industrial Products	59	75
Consolidated segments	88	114
Corporate	3	3
Consolidated depreciation and amortization	$91	$117

Capital Expenditures
Information Technology	$62	$29
Industrial Products	24	150
Consolidated segments	86	179
Corporate	--	--
Consolidated capital expenditures	$86	$179

	March 31, 2014	December 31, 2013
( in thousands)	(unaudited)	(audited)
Identifiable Assets
Information Technology	$1,569	$1,725
Industrial Products	6,667	6,716
Consolidated segments	8,236	8,441
Corporate	2,083	2,186
Consolidated assets	$10,319	$10,627

9.

Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of March 31, 2014 and December 31, 2013, the company has recorded a liability of $185,000, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $39,000 of interest and penalties. As of March 31, 2014, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three months ended March 31, 2014 and 2013, no interest or penalties were recognized.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2010.

10.	Reclassification – Certain prior year numbers have been reclassified to conform to the current year presentation.

11.

Recent Accounting Pronouncements – We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

12.

Subsequent Event – We evaluated subsequent events through the date when these financial statements were issued. Except for the legal matter disclosed in Note 7, we are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

Overview

The results reported for the quarter ended March 31, 2014 are not directly comparable to the prior year period due to the settlement of a legal matter by our ChemFree subsidiary that resulted in a non-recurring settlement expense of $387,000 recorded in the first quarter of 2014. Please refer to the detailed discussion of this matter and the accounting treatment of the settlement expense in note 7 to these financial statements. In order to make the operating results more comparative, the company has shown the expense and liability associated with the settlement matter as separate line items in the financial statements.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary typically generates a profit and positive cash flow from operations on a quarterly and annual basis. CoreCard may report operating profits on an irregular basis and its results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of CoreCard’s expense is related to personnel, including approximately 200 employees located in India and Romania. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support this new processing business. For these and other reasons, our operating results are likely to vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

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

In recent years, most of our cash has been generated by ChemFree operations and, on an irregular basis, from sales of our investments or subsidiaries. We have used a significant amount of cash from such transactions and operations to support the domestic and international operations associated with our CoreCard subsidiary and the corporate office.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue from continuing operations in the three month period ended March 31, 2014 was $3,670,000, ten percent lower than total revenue reported in the first quarter of 2013.

●

Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology segment, was $2,677,000 in the three month period ended March 31, 2014, compared to $3,378,000 in the three months ended March 31, 2013. The 21 percent decline is primarily related to the ChemFree subsidiary and reflects the expiration of an equipment lease contract in mid-2013 as well as a temporary slowdown in the number of machines purchased by its largest customer due to changes in the customer’s internal regulatory processes. The number of machines purchased is now trending upwards but its unclear whether the customer will return to historical purchase levels.

●

Service revenue associated with the Information Technology Products and Services segment was $993,000 in the first quarter of 2014 compared to $708,000 in the first quarter of 2013, a 40 percent increase. This increase reflects more revenue generated from CoreCard’s transaction processing services due to an increase in the number of customers and accounts on file as well as more revenue generated from professional services due to an increase in the number and value of contracts completed during the first quarter of 2014. Maintenance revenue associated with the installed base of customers that pay for maintenance and technical support increased slightly compared to the first quarter of 2013. We expect that processing services will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 53 percent and 54 percent of total revenue in the three month periods ended March 31, 2014 and 2013, respectively. Cost of product revenue as a percent of product revenue was 57 percent and 48 percent in the period ended March 31, 2014 and 2013, respectively. Changes in product and customer mix between periods affect the overall costs as a percentage of revenue. The relatively higher cost of product in 2014 reflects the decline in ChemFree’s more profitable lease revenue as well as a higher proportion of parts washer sales to international versus domestic customers in the first quarter of 2014. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on such services vary depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. We have become more efficient and reduced the costs required to deliver maintenance and customer support to our installed base of license customers. In addition, although our actual costs to provide card processing services are higher in the first quarter of 2014 than in the comparable period in 2013 (because we continue to devote the resources necessary to support this new service initiative, including additional direct costs for regulatory compliance, infrastructure and customer support), the costs increased at a lower rate than did processing revenue resulting in an improvement in gross margin. However, we expect these costs to continue to outpace processing revenue for the foreseeable future. Cost associated with delivering professional services vary considerably from period to period depending on the project complexity and mix of employees delivering such services.

Operating Expenses – In the three month period ended March 31, 2014, marketing expenses were lower by $124,000 (25 percent) compared to the same period in 2013, the majority of which is due to lower sale commission expense at ChemFree. General and administrative expenses were $189,000 (26 percent) higher in the first quarter of 2014 than in the first quarter of 2013, reflecting mainly higher legal expenses associated with the ChemFree legal settlement matter (refer to Note 7). Research and development expenses were $172,000 (28 percent) higher in the first quarter of 2014 compared to the same period last year, mainly due to fewer technical personnel expenses being charged to cost of services for maintenance and support for software license customers.

Accrued Legal Settlement Expense – As a result of the settlement of the ChemFree legal matter described in Note 7, in the period ended March 31, 2014, the company accrued $387,000, reflecting the difference between the $706,000 settlement amount and amounts accrued in prior periods.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we account for by the equity method. We recorded $5,000 in net equity income in the first quarter of 2014 and $1,000 in net equity loss in the first quarter of 2013. The change between periods reflects improved profitability of the affiliate company.

Other Income, net - We recorded other income of $8,000 and $17,000 in the periods ended March 31, 2014 and 2013, respectively, reflecting primarily purchase discounts and dividends earned on marketable securities in each period.

Income Taxes – We recorded $12,000 and $2,000 in the three month periods ended March 31, 2014 and 2013, respectively, for state income tax expense at the ChemFree subsidiary.

Liquidity and Capital Resources

Our cash balance at March 31, 2014 was $2,923,000 compared to $3,433,000 at December 31, 2013. During the three months ended March 31, 2014, we used $419,000 for operating activities and $86,000 for capital purchases, primarily computer equipment. Major working capital changes included:

●	an increase in accounts receivable of $256,000, due in part to an increased percentage of international revenue at ChemFree, which tends to have longer payment cycles than domestic sales
●	an increase in accounts payable of $115,000 reflecting the timing of receipt of inventory parts at quarter end
●

a decrease in total deferred revenue of $143,000 reflecting professional services contracts completed and maintenance and support services provided in the first quarter of 2014 that had been deferred at December 31, 2013.

With respect to the ChemFree legal settlement matter described in Note 7, we owe payments totaling $706,000. The first payment of $236,000 is due within five days of the signing of the Settlement Agreement on May 12, 2014 and two additional payments of $235,000 each are due 90 days and 180 days after the first payment. Although these payments were not in our original cash forecast for 2014, we currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and periodic working capital borrowings or sale of marketable securities, if needed, to support our operations and capital equipment purchases in the foreseeable future. We renewed our line of credit in June 2012 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We have not drawn down under the bank line of credit in more than two years. The line of credit expires June 30, 2014, subject to the bank renewing the line for an additional period. If the bank does not renew our line of credit and if we have unforeseen cash requirements, we may experience a short-term cash shortfall. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

Long-term, we currently expect that liquidity will improve and consolidated operations will generate sufficient cash to fund their requirements with use of our credit facility to accommodate short-term needs. Other long-term sources of liquidity include potential sales of investments, subsidiaries or other assets. Furthermore, the timing and amount of any such transactions are uncertain and, to the extent they involve non-consolidated companies, generally not within our control.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of intangibles, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2013. During the three month period ended March 31, 2014, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2013.

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

●

Stricter regulations and reluctance by financial institutions to act as sponsor banks for prospective customers (such as issuers and processors of credit and prepaid cards) could negatively impact the processing services business and increase CoreCard’s losses and cash requirements.

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

●

Increasing and changing government regulations in the United States and foreign countries related to such issues as data privacy, financial and credit transactions could require changes to our products and services which would increase our costs and could affect our existing customer relationships or prevent us from getting new customers.

Industrial Products Industry

●

One of ChemFree’s customers represented 20 percent and 30 percent of our consolidated revenue in the periods ended March 31, 2014 and 2013, respectively. Any changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term. For instance in the third quarter of 2013, the customer decided to temporarily reduce new machine orders due to some internal process changes which resulted in postponed shipments and significantly reduced revenue related to such customer in the second half of 2013 and the first quarter of 2014.

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

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This termination significantly reduced equipment lease revenue beginning in the third quarter of 2013 and lease revenue will be lower in future periods compared to prior periods, although the customer continues to purchase fluid and filter supplies.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In April 2013, Clearwater Environmental Services (“CES”) asserted a claim against ChemFree for additional sales commission that CES alleged was owed pursuant to a Target Account Sales Agreement (“TASA”) that terminated October 31, 2012. The company believed that all amounts due to CES had been paid in full in accordance with the terms of the TASA and vigorously defended against this claim. The dispute was the subject of arbitration proceedings, as required under the terms of the TASA. In 2014, the parties engaged in the discovery phase of the arbitration and, in addition to the sales commissions CES contended were owed under their interpretation of the TASA, CES also asserted various additional claims. The total amount claimed by CES was in excess of $1.7 million. The arbitration hearing was held April 22 – 24, 2014 in Atlanta, Georgia. On April 24, 2014, prior to a ruling by the arbitrator, the parties agreed on the general terms of a settlement of the dispute and a final agreement was entered into effective as of May 12, 2014 (the “Settlement Agreement”).

Under the terms of the Settlement Agreement, ChemFree and CES agreed to settle and compromise all claims between them related to the TASA. ChemFree agreed to pay to CES the sum of $706,000 in 3 payments: $236,000 upon the signing of the Settlement Agreement (“Effective Date”), $235,000 to be paid 90 days after the Effective Date and the final $235,000 to be paid 180 days after the Effective Date. The parties exchanged mutual general releases of all claims that were or could have been asserted related to the TASA. Intelligent Systems was a party to the Settlement Agreement solely for the purpose of guaranteeing ChemFree’s payments.

While the company believes that its original interpretation of the terms of the TASA relating to commissions earned after the contract terminated was correct, it decided that a settlement was in its best interests due to the inherent uncertainty of the binding arbitration process and the potential for an even greater negative impact on the company if the arbitrator’s final ruling was in CES’s favor.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Settlement Agreement by and between Clearwater Environmental Services, Inc. and ChemFree Corporation effective as of May 12, 2014, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 15, 2014	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2014	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.		Descriptions
3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1		Settlement Agreement by and between Clearwater Environmental Services, Inc. and ChemFree Corporation effective as of May 12, 2014, filed herewith.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculations

101.DEF	**	XBRL Taxonomy Extension Definitions

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.