Form 10-Q
period 2014-06-30
INTELLIGENT SYSTEMS CORP
filed 2014-08-14
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	14

Part II	Other Information

Item 1	Legal Proceedings	14
Item 6	Exhibits	15

Signatures		16

Ex. 10.1	Twelfth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 27, 2014, filed herewith.
Ex. 10.2

Settlement Agreement by and between Clearwater Environmental Services, Inc. and ChemFree Corporation effective as of May 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2014).

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

Part I      FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,939	$3,433
Marketable securities	390	351
Accounts receivable, net	2,474	2,427
Inventories, net	1,036	1,106
Other current assets	241	327
Total current assets	7,080	7,644
Investments	1,608	1,650
Property and equipment, at cost less accumulated depreciation	1,116	1,145
Patents, net	40	64
Other long-term assets	103	124
Total assets	$9,947	$10,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$356	$472
Deferred revenue, current portion	643	668
Accrued payroll	725	680
Accrued expenses	409	364
Other current liabilities	280	267
Accrued legal settlement	470	259
Total current liabilities	2,883	2,710
Deferred revenue, net of current portion	187	238
Other long-term liabilities	197	185
Commitments and contingencies (Note 7)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at June 30, 2014 and December 31, 2013	90	90
Additional paid-in capital	21,521	21,488
Accumulated other comprehensive loss	(62)	(98)
Accumulated deficit	(13,126)	(12,674)
Total Intelligent Systems Corporation stockholders’ equity	8,423	8,806
Noncontrolling interest	(1,743)	(1,312)
Total stockholders’ equity	6,680	7,494
Total liabilities and stockholders’ equity	$9,947	$10,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Products	$2,879	$3,159	$5,556	$6,537
Services	816	1,007	1,809	1,715
Total net revenue	3,695	4,166	7,365	8,252
Cost of revenue
Products	1,598	1,467	3,122	3,102
Services	454	592	890	1,178
Total cost of revenue	2,052	2,059	4,012	4,280
Expenses
Marketing	388	469	767	973
General and administrative	665	583	1,584	1,313
Research and development	844	658	1,634	1,275
Legal settlement	--	59	387	158
Income (loss) from operations	(254)	338	(1,019)	253
Other income (expense)
Interest expense, net	(3)	(2)	--	--
Investment income	125	--	125	--
Equity in income (loss) of affiliate company	(3)	1	2	--
Other income, net	13	16	21	33
Income (loss) before income taxes	(122)	353	(871)	286
Income taxes	--	41	12	43
Net income (loss)	(122)	312	(883)	243
Net loss attributable to noncontrolling interest	254	107	431	316
Net income (loss) attributable to Intelligent Systems Corporation	$132	$419	$(452)	$559
Income (loss) per share based on income (loss) attributable to Intelligent Systems Corporation:
Basic and diluted	$0.01	$0.05	$(0.05)	$0.06
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,970,149	8,965,401	8,958,028	8,965,243

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(122)	$312	$(883)	$243
Other comprehensive income (loss):
Foreign currency translation adjustment	2	8	(4)	14
Unrealized gain (loss) on available-for-sale marketable securities	23	(32)	39	(16)
Total comprehensive income (loss)	(97)	288	(848)	241
Comprehensive loss attributable to noncontrolling interest	254	107	431	316
Comprehensive income (loss) attributable to Intelligent Systems	$157	$395	$(417)	$557

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013

OPERATIONS:
Net income (loss)	$(883)	$243
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	183	219
Stock-based compensation expense	33	41
Non-cash interest income, net	--	(1)
Investment income, net	(125)	--
Equity in income of affiliate company	(2)	--
Changes in operating assets and liabilities
Accounts receivable	(47)	477
Inventories, net	70	(231)
Other current assets	107	(108)
Accounts payable	(116)	88
Accrued payroll	45	15
Deferred revenue, current portion	(25)	(60)
Accrued expenses	45	(124)
Accrued settlement	211	--
Other current liabilities	13	(2)
Other long-term liabilities	(39)	11
Net cash provided by (used for) operating activities	(530)	568

INVESTING ACTIVITIES:
Purchase of marketable securities	--	(67)
Proceeds from note and interest receivable	--	250
Purchases of property and equipment	(130)	(303)
Proceeds from sale of long-term investment	169	--
Net cash provided by (used for) investing activities	39	(120)

Effects of exchange rate changes on cash	(3)	14
Net increase (decrease) in cash	(494)	462
Cash at beginning of period	3,433	2,347
Cash at end of period	$2,939	$2,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$13	$28

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2014 and 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2013, as filed in our Annual Report on Form 10-K.

2.

Stock-based Compensation – At June 30, 2014, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $12,000 and $21,000 of stock-based compensation expense in the three months ended June 30, 2014 and 2013, respectively and $33,000 and $41,000 for the six month periods ended June 30, 2014 and 2013, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2013 Form 10-K.

As of June 30, 2014, there is $33,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2014, an aggregate of 16,000 options were granted to four independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the Annual Shareholders meeting. During the six month period ended June 30, 2014, 12,000 options expired unexercised.

The following table summarizes stock options as of June 30, 2014:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2014	274,500	$1.72	6.6	$11,320
Vested and exercisable at June 30, 2014	225,833	$1.79	6.1	$10,320

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. The amount of aggregate intrinsic value will change based on the fair value of the company’s stock.

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

5.	Inventories – The value of inventories at June 30, 2014 and December 31, 2013 is as follows:

(in thousands)	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Raw materials	$911	$940
Finished goods	125	166
Total inventories	$1,036	$1,106

6.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited)	2014	2013	2014	2013
ChemFree Customer A	22%	20%	21%	25%
ChemFree Customer B	15%	12%	16%	12%
ChemFree Customer C	--	11%	1%	11%
ChemFree Customer D	10%	--	11%	--

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

As a result of the Settlement Agreement, the company recorded Legal Settlement expenses of $387,000 in the quarter ended March 31, 2014 for amounts settled and owed in excess of amounts accrued in prior periods. The settlement amount of $706,000 includes $61,000 that was expensed and paid to CES in a prior period. However, since CES never cashed the check for such amount, this amount is included in the calculation of the amount shown on the line item accrued settlement in the statement of cash flows. As of June 30, 2014, an accrual of $470,000 is reflected in the line item accrued legal settlement on the balance sheet, which represents the net of the initial accrual of $706,000 less the first payment to CES of $236,000 in May 2014.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

8.

Industry Segments – Segment information is presented consistent with the basis described in our 2013 Form 10-K. The following table contains segment information for continuing operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2014	2013	2014	2013
Information Technology
Revenue	$970	$1,181	$2,076	$2,018
Operating loss	(598)	(194)	(966)	(703)
Industrial Products
Revenue	2,725	2,985	5,289	6,234
Operating income	643	853	690	1,740
Consolidated Segments
Revenue	3,695	4,166	7,365	8,252
Operating income	45	659	(276)	1,037
Corporate expenses	(299)	(321)	(743)	(784)
Consolidated operating income ( loss)	$(254)	$338	$(1,019)	$253
Depreciation and Amortization
Information Technology	$29	$43	$58	$82
Industrial Products	63	56	122	131
Consolidated segments	92	99	180	213
Corporate	1	3	3	6
Consolidated depreciation and amortization	$93	$102	$183	$219

Capital Expenditures
Information Technology	$31	$71	$93	$100
Industrial Products	14	50	37	200
Consolidated segments	45	121	130	300
Corporate	--	3	--	3
Consolidated capital expenditures	$45	$124	$130	$303

	June 30, 2014	December 31, 2013
(in thousands)	(unaudited)	(audited)
Identifiable Assets
Information Technology	$1,799	$1,725
Industrial Products	5,868	6,716
Consolidated segments	7,667	8,441
Corporate	2,280	2,186
Consolidated assets	$9,947	$10,627

9.

Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of June 30, 2014 and December 31, 2013, the company has recorded a liability of $197,000 and $185,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $47,000 and $39,000 of interest and penalties as of June 30, 2014 and December 31, 2013 respectively. As of June 30, 2014, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the three months and six months ended June 30, 2014, we recognized $6,000 in interest expense and $2,000 in penalties related to uncertain tax positions.

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

11.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption. We are evaluating the effect that adopting this new accounting guidance will have on our consolidated financial statements.

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

Revenue – Total revenue in the three month period ended June 30, 2014 was $3,695,000, a decrease of 11 percent compared to $4,166,000 in the second quarter of 2013. For the six month period ended June 30, 2014, total revenue was $7,365,000, a decline of 11 percent compared to $8,252,000 in the same period in 2013.

●

Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees related to the Information Technology Products and Services segment, was $2,879,000, a decline of 9 percent compared to the three month period ended June 30, 2013. Product revenue was $5,556,000 in the six month period ended June 30, 2014, a decline of 15 percent compared to the six month period ended June 30, 2013. In both the three and six month periods ended June 30, 2014, the decline is primarily related to the ChemFree subsidiary and reflects the expiration of an equipment lease contract in mid-2013 when one of ChemFree’s largest lease customers opted to purchase the leased equipment and not renew the lease. The total number of SmartWasher machines sold in the second quarter and year-to-date periods of 2014 showed improvement compared to the same periods in 2013.

●

Service revenue associated with the Information Technology Products and Services segment was $816,000 in the three month period ended June 30, 2014 compared to $1,007,000 in the same period last year. In the six months ended June 30, 2014, service revenue was $1,809,000, a 5 percent increase compared to the same period in 2013. Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our processing services. In both the three and six month periods of 2014, revenue generated from CoreCard’s transaction processing services increased significantly period-to-period due to an increase in the number of customers and accounts on file. However, this increase was offset by lower levels of revenue generated from professional services due to a decrease in the number and value of contracts completed in 2014 as well as lower maintenance revenue from customers that pay for maintenance and technical support. We expect that processing services will continue to grow as CoreCard’s customer base increases and that maintenance revenue will increase slightly from the current level. However, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which can vary considerably from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 56 percent and 54 percent of total revenue in the three and six month periods ended June 30, 2014, respectively, compared to 49 percent and 52 percent of total revenue in the three and six month periods ended June 30, 2013, respectively.

●

Cost of product revenue was 56 percent in both the three and six months ended June 30, 2014 respectively, compared to 46 percent and 47 percent of product revenue in the respective periods in 2013. The reduction in cost of revenue is related mainly to revenue mix during the periods. The relatively higher cost of product in 2014 reflects primarily the decline in ChemFree’s more profitable lease revenue in both the second quarter and year-to-date periods of 2014, thus reducing the gross margin contribution in those periods.

●

Cost of service revenue (which relates to our CoreCard business only) was lower as a percentage of service revenue in both the three and six month periods ended June 30, 2014, as compared to the respective periods last year. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. Costs associated with delivering professional services vary considerably from period to period depending on the project complexity and mix of domestic vs. international employees delivering such services. The mix of service revenue in a given period, as well as the number of customers and new products being supported, impacts the gross margin on service revenue. We have become more efficient and reduced the costs required to deliver maintenance and customer support to our installed base of license customers. In addition, although our actual costs to provide card processing services are higher in the second quarter and year-to-date periods of 2014 than in the comparable period in 2013 (because we continue to devote the resources necessary to support this new service initiative, including additional direct costs for regulatory compliance, infrastructure and customer support), the costs increased at a lower rate than did processing revenue resulting in an improvement in gross margin. However, we expect these costs to continue to outpace processing revenue for the foreseeable future.

Operating Expenses – Consolidated marketing expenses were lower by 17 percent ($81,000) and 21 percent ($206,000) in the three and six month periods ended June 30, 2014 compared to the same periods in 2013 due mainly to a decrease in sales commission expense incurred by ChemFree. General and administrative expenses were 14 percent ($82,000) and 21 percent ($272,000) higher in the three and six month periods of 2014, respectively, compared to the same periods of 2013, reflecting higher management costs at CoreCard as well as higher legal expenses in the year-to-date period associated with the ChemFree legal settlement matter (refer to Note 7). Research and development expenses were 28 percent higher in the both the second quarter and year-to-date periods of 2014 compared to the same periods last year, mainly due to fewer technical personnel expenses being charged to cost of services for maintenance and professional services, in line with lower revenue reported for such services.

Accrued Legal Settlement Expense – As a result of the settlement of the ChemFree legal matter described under Legal Proceedings below, in the year-to-date period ended June 30, 2014, we accrued $387,000, reflecting the differences between the $706,000 settlement amount and amounts accrued in prior periods.

Investment Income – In the second quarter and year-to-date periods of 2014, we recorded investment income of $125,000. We recorded a gain of $146,500 on the sale of our minority interest in Silverpop, a privately-held company that was acquired by IBM in May 2014. Offset against this investment gain was a write-down of $21,500 to reduce the carrying value of a privately held company in which we owned a small interest to zero, our estimate of its net realizable value.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. The small change between periods reflects minor difference in profitability of the affiliate company in the periods presented.

Income Taxes – We recorded $0 and $12,000 in the three and six month periods ended June 30, 2014, respectively, for state income tax expense. In the comparable periods in 2013, the three and six month amounts shown for income taxes include $22,000 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at June 30, 2014 was $2,939,000 compared to $3,433,000 at December 31, 2013 and $2,923,000 at March 31, 2014. During the six month period ended June 30, 2014, we used $530,000 cash for operating activities, including a payment related to the ChemFree legal settlement matter described under Legal Proceedings below. The first payment of $236,000 was made in May 2014 and two additional payments of $235,000 each are due 90 days and 180 days after the settlement date. Although these payments were not in our original cash forecast for 2014, we currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and, if needed, working capital borrowings or sale of marketable securities to support our operations in the foreseeable future.

During the six months ended June 30, 2014, we used $130,000 for capital purchases, primarily computer equipment. We also received cash proceeds of $169,000 from the sale to IBM of Silverpop, a privately held technology company in which we owned a small equity interest.

We renewed our line of credit in June 2014 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We have not drawn down under the bank line of credit in the past four years. The line of credit expires on June 30, 2016, subject to the bank renewing the line for an additional period. Delays in meeting project milestones or software delivery commitments at CoreCard could cause customers to postpone payments and increase our need for cash. Presently, we do not believe there is a material risk that we will not perform successfully on any contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2013. During the three and six month periods ended June 30, 2014, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

Industrial Products Industry

●

One of ChemFree’s customers represented 22 percent and 21 percent of our consolidated revenue in the three and six-month periods ended June 30, 2014, respectively. Changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term. For instance in the third quarter of 2013, the customer decided to temporarily reduce new machine orders due to some internal process changes which resulted in postponed shipments and significantly reduced revenue and profits related to such customer in the second half of 2013 and to a lesser extent in the first half of 2014.

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

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This termination significantly reduced equipment lease revenue beginning in the third quarter of 2013 and lease revenue is expected to be lower in future periods compared to prior periods, although the customer continues to purchase fluid and filter supplies.

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

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Twelfth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 27, 2014, filed herewith.

10.2

Settlement Agreement by and between Clearwater Environmental Services, Inc. and ChemFree Corporation effective as of May 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2014).

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: August 14, 2014	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 14, 2014	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3 .1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)
3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1 10.2

Twelfth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 27, 2014, filed herewith.

Settlement Agreement by and between Clearwater Environmental Services, Inc. and ChemFree Corporation effective as of May 12, 2014 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2014).

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