Form 10-Q
period 2014-09-30
INTELLIGENT SYSTEMS CORP
filed 2014-11-14
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	3
	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	15

Part II	Other Information

Item 1	Legal Proceedings	15
Item 6	Exhibits	16

Signatures		17

Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS*	XBRL Instance
Ex.101.SCH*	XBRL Taxonomy Extension Schema
Ex.101.CAL*	XBRL Taxonomy Extension Calculation
Ex 101.DEF*	XBRL Taxonomy Extension Definitions
Ex.101.LAB*	XBRL Taxonomy Extension Labels
Ex.101.PRE*	XBRL Taxonomy Extension Presentation

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I.          Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$2,670	$3,433
Marketable securities	481	351
Accounts receivable, net	2,203	2,427
Inventories, net	981	1,106
Other current assets	362	327
Total current assets	6,697	7,644
Investments	1,608	1,650
Property and equipment, at cost less accumulated depreciation	1,093	1,145
Patents, net	28	64
Other long-term assets	92	124
Total assets	$9,518	$10,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$441	$472
Deferred revenue, current portion	620	668
Accrued payroll	621	680
Accrued expenses	400	364
Other current liabilities	225	267
Accrued legal settlement	235	259
Total current liabilities	2,542	2,710
Deferred revenue, net of current portion	167	238
Other long-term liabilities	197	185
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at September 30, 2014 and December 31, 2013	90	90
Additional paid-in capital	21,533	21,488
Accumulated other comprehensive loss	(96)	(98)
Accumulated deficit	(12,961)	(12,674)
Total Intelligent Systems Corporation stockholders’ equity	8,566	8,806
Noncontrolling interest	(1,954)	(1,312)
Total stockholders’ equity	6,612	7,494
Total liabilities and stockholders’ equity	$9,518	$10,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited; in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Revenue
Products	$2,849	$3,587	$8,405	$10,124
Services	938	987	2,746	2,702
Total net revenue	3,787	4,574	11,151	12,826
Cost of revenue
Products	1,563	1,910	4,684	5,013
Services	481	541	1,371	1,721
Total cost of revenue	2,044	2,451	6,055	6,734
Expenses
Marketing	337	482	1,104	1,455
General and administrative	709	567	2,293	1,879
Research and development	732	587	2,366	1,863
Legal settlement	--	53	387	211
Income (loss) from operations	(35)	434	(1,054)	684
Other income (expense)
Interest income, net	2	2	3	2
Investment income	--	--	125	--
Equity in income of affiliate company	--	5	2	5
Other income, net	13	16	33	49
Income (loss) before income taxes	(20)	457	(891)	740
Income taxes	26	--	38	42
Net income (loss)	(46)	457	(929)	698
Net loss attributable to noncontrolling interest	211	128	642	443
Net income (loss) attributable to Intelligent Systems Corporation	$165	$585	$(287)	$1,141
Income (loss) per share based on income (loss) attributable to Intelligent Systems Corporation:
Basic and diluted	$0.02	$0.07	$(0.03)	$0.13
Basic weighted average common shares outstanding	8,958,028	8,958,028	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,969,016	8,963,851	8,958,028	8,965,131

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2014	2013	2014	2013
Net income (loss)	$(46)	$457	$(929)	$698
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(8)	3	6
Unrealized gain (loss) on available for sale marketable securities	(41)	22	(2)	5
Comprehensive income (loss)	(81)	471	(928)	$709
Comprehensive loss attributable to noncontrolling interest	211	128	642	443
Comprehensive income (loss) attributable to Intelligent Systems	$130	$599	$(286)	$1,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended Sept. 30,
	2014	2013

OPERATIONS:
Net income (loss)	$(929)	$698
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation and amortization	304	343
Stock-based compensation expense	45	61
Non-cash investment and interest income, net	(125)	(1)
Equity in income of affiliate company	(2)	(5)
Changes in operating assets and liabilities:
Accounts receivable	224	(135)
Inventories, net	125	(30)
Other assets, net	(3)	(192)
Accounts payable	(31)	131
Accrued payroll	(59)	(103)
Deferred revenue, current portion	(48)	(257)
Accrued expenses	36	(61)
Accrued settlement	(24)	--
Other current liabilities	(42)	(43)
Other long-term liabilities	(59)	236
Net cash provided by (used for) operating activities	(588)	642

INVESTING ACTIVITIES:
Purchase of marketable securities	(132)	(67)
Proceeds from note and interest receivable	--	250
Purchases of property and equipment	(216)	(339)
Proceeds from sale of long-term investment	169	--
Net cash used for investing activities	(179)	(156)

Effects of exchange rate changes on cash	4	6
Net increase (decrease) in cash	(763)	492
Cash at beginning of period	3,433	2,347
Cash at end of period	$2,670	$2,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$65	$54

NON-CASH TRANSACTION:
Transfer of property and equipment to inventory	$--	$147

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “Company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end audited consolidated financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Commission. The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments (all of which are normal and recurring) necessary for a fair presentation of the results for the interim periods. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2013 consolidated condensed balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

2.

Stock-based Compensation – At September 30, 2014, we had two stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $12,000 and $21,000 of stock-based compensation expense in the three months ended September 30, 2014 and 2013, respectively and $45,000 and $61,000 for the nine months ended September 30, 2014 and 2013, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2013 Form 10-K.

As of September 30, 2014, there is $22,000 of unrecognized compensation cost related to stock options. During the nine month period ended September 30, 2014, an aggregate of 16,000 options were granted to four independent members of our board pursuant to the 2011 Non-Employee Director Stock Option Plan. All options were granted at fair market value on the date of grant. No options were exercised during the three and nine month periods ended September 30, 2014. A total of 12,000 unexercised options expired during the nine month period ended September 30, 2014.

The following table summarizes stock options as of September 30, 2014:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2014	274,500	$1.72	6.3	$11,320
Vested at September 30, 2014	250,000	$1.76	5.9	$10,320

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the company’s stock.

3.

Fair Value of Financial Instruments – The carrying value of cash, marketable securities, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

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

4.

Fair Value Measurements – In determining fair value, the Company uses quoted market prices in active markets.  GAAP establishes a fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements.  GAAP emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.

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

5.	Inventories – The value of inventories at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
(in thousands)	(unaudited)	(audited)
Raw materials	$901	$940
Finished goods	80	166
Total inventories	$981	$1,106

6.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer for any period in which such customer represented more than 10% of consolidated revenue.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited)	2014	2013	2014	2013
ChemFree Customer A	21.4%	16.0%	21.3%	22.0%
ChemFree Customer B	19.1%	28.0%	17.1%	18.0%
ChemFree Customer C	8.6%	--	10.0%	--

7.

Short-term Borrowings – In June 2014, we renewed our working capital line of credit with our bank. The revolving line of credit bears interest at the higher of the prime rate plus one and one half percent (1.5%) and 6.0% (6.0% at September 30, 2014); is secured by all assets of the company and our principal subsidiaries; is guaranteed by our subsidiaries; and expires June 30, 2016. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000. At September 30, 2014, our borrowing base calculation resulted in availability of the maximum of $1,250,000, of which we had drawn down $0. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the chief executive and chief financial officers of the company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of our bank in each case. As of September 30, 2014, we were in compliance with the loan covenants.

8.	Commitment and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2013 Form 10-K for a description of our commitments and contingencies.

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

As a result of the Settlement Agreement, the company recorded Legal Settlement expenses of $387,000 in the quarter ended March 31, 2014 for amounts settled and owed in excess of amounts accrued in prior periods. The settlement amount of $706,000 includes $61,000 that was expensed and paid to CES in a prior period. However, since CES never cashed the check for such amount, this amount is included in the calculation of the amount shown on the line item accrued settlement in the statement of cash flows. As of September 30, 2014, an accrual of $235,000 is reflected in the line item accrued legal settlement on the balance sheet, which represents the third and final payment due to CES in November 2014.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.

Industry Segments – Segment information is presented consistent with the basis described in our 2013 Form 10-K. The following table contains segment information for continuing operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2014	2013	2014	2013
Information Technology
Revenue	$1,109	$1,088	$3,184	$3,106
Operating loss	(412)	(182)	(1,379)	(885)
Industrial Products
Revenue	2,678	3,486	7,967	9,720
Operating income	672	882	1,363	2,622
Consolidated Segments
Revenue	3,787	4,574	11,151	12,826
Operating income (loss)	260	700	(16)	1,737
Corporate expenses	(295)	(266)	(1,038)	(1,053)
Consolidated operating income (loss)	$(35)	$434	$(1,054)	$684

Depreciation and Amortization
Information Technology	$55	$70	$113	$152
Industrial Products	64	53	186	185
Consolidated segments	119	123	299	337
Corporate	--	--	5	6
Consolidated depreciation and amortization	$119	$123	$304	$343

Capital Expenditures
Information Technology	$43	$(1)	$136	$98
Industrial Products	43	36	80	237
Consolidated segments	86	35	216	335
Corporate	--	1	--	4
Consolidated capital expenditures	$86	$36	$216	$339

	September 30, 2014	December 31, 2013
(in thousands)	(unaudited)	(audited)
Identifiable Assets
Information Technology	$1,554	$1,725
Industrial Products	5,730	6,716
Consolidated segments	7,284	8,441
Corporate	2,234	2,186
Consolidated assets	$9,518	$10,627

10.

Income Taxes – We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of September 30, 2014 and December 31, 2013, we have recorded a liability of $197,000 and $185,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $47,000 and $39,000 of interest and penalties, as of September 30, 2014 and December 31, 2013 respectively. As of September 30, 2014, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the nine months ended September 30, 2014, we did not recognize any interest expense or penalties related to uncertain tax positions. During the nine months ended September 30, 2013, we recognized $5,000 in interest expense and $2,000 in penalties related to uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2010.

11.	Reclassification – Certain prior year numbers have been reclassified to conform to the current year presentation.

12.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption. We are evaluating the effect adopting this new accounting guidance will have on our consolidated financial statements.

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

We derive our product revenue from sales and leases of equipment and supplies in our Industrial Products sector and from sales of software licenses in our Information Technology Products and Services sector. Our service revenue consists mainly of fees for software customization, processing services, maintenance and support for software products in our Information Technology Products and Services sector. Our revenue fluctuates from period to period and our financial results are not necessarily indicative of the results to be expected in future periods. Period-to-period comparisons may not be meaningful and it is difficult to predict the level of consolidated revenue on a quarterly or annual basis for a number of reasons, including the following:

●	A change in revenue level at one of our subsidiaries may impact consolidated revenue or be offset by an opposing change at another subsidiary.
●

Software license revenue in a given period may consist of a relatively small number of contracts and contract values can vary considerably depending on the software product and scope of the license sold. Consequently, even minor delays in delivery under a software contract (which may be out of our control) could have a significant and unpredictable impact on the consolidated revenue that we recognize in a given quarterly or annual period. Furthermore, depending on the license term and other factors, the revenue may be recognized over the contract term rather than upon implementation of the software.

●

Customers may decide to postpone a planned implementation of our software for any number of reasons, which may be unrelated to our software or contract performance, but which may affect the amount, timing and characterization of our deferred and/or recognized revenue.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the future from time to time. Our ChemFree subsidiary typically generates an operating profit and positive cash flow on a quarterly and annual basis. CoreCard may report operating profits on an irregular basis and its results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of CoreCard’s expense is related to personnel, including approximately 200 employees located in India and Romania. In addition, CoreCard offers processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support our processing business. For these and other reasons, our operating results are likely to vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty.

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

Revenue – Total revenue from continuing operations in the three month period ended September 30, 2014 was $3,787,000 compared to $4,574,000 in the third quarter of 2013. For the nine month period ended September 30, 2014, total revenue was $11,151,000 compared to $12,826,000 in the same period in 2013.

●

Revenue from products, which includes sales and leases of equipment and supplies in our Industrial Products segment as well as software license fees in our Information Technology segment, was $2,849,000 in the quarter ended September 30, 2014 compared to $3,587,000 in the three month period ended September 30, 2013. Product revenue was $8,405,000 in the nine month period ended September 30, 2014 compared to $10,124,000 in the nine month period ended September 30, 2013. The decline in the third quarter and year-to-date periods of 2014 reflects lower domestic sales of SmartWasher machines when compared to 2013 due to a large one-time purchase of equipment for a corporate user that occurred in the third quarter of 2013. In addition, in the year-to-date period ended September 30, 2014, as expected ChemFree’s lease revenue declined due to the non-renewal of an equipment lease contract in mid-2013 when one of ChemFree’s largest customers opted to purchase the leased equipment and not renew the leased. Software revenue from our Information Technology segment increased in both the three and nine month periods ended September 30, 2014 compared to the same periods in 2013 due mainly to more license fees associated with prepaid software contracts.

●

Service revenue from the Information Technology segment was $938,000 and $2,746,000 in the three and nine months ended September 30, 2014, respectively, a decline of 5 percent and an increase of 2 percent, respectively, compared to the same periods in 2012. Service revenue includes three components: revenue from annual maintenance and support contracts for our installed customer base, revenue from professional services (such as software customizations or modifications) and revenue from our card processing services. In both the three and nine month periods of 2014, revenue generated from CoreCard’s transaction processing services showed period-to-period increases due to an increase in the number of programs and accounts processed. In addition, revenue generated from professional services was higher in both the third quarter and year-to-date periods of 2014 due to an increase in the number and value of contracts completed in 2014. Maintenance revenue from customers that pay for maintenance and technical support was lower in both periods in 2014 reflecting expiration of two contracts. We expect that processing services will continue to grow as CoreCard’s customer base increases and that maintenance revenue will increase slightly from the current level. However, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which can vary considerably from customer to customer and period to period.

Cost of Revenue – Overall, total cost of revenue was 54 percent of total revenue in the three and nine month periods ended September 30, 2014, respectively, almost identical to the total costs as a percentage of revenue reported in the same periods of 2013.

●

Cost of product revenue was 55 percent and 56 percent of product revenue in the three and nine months ended September 30, 2014, respectively, compared to costs of 53 percent and 50 percent, respectively, of product revenue in the same periods in 2013. The reduction in cost of revenue is related mainly to revenue mix during the periods. The relatively higher cost of product in 2014 reflects primarily the decline in ChemFree’s more profitable lease revenue in 2014, thus reducing the gross margin contribution in those periods.

●

Cost of service revenue (which relates to our CoreCard business only) was significantly lower as a percentage of service revenue in both the three and nine month periods ended September 30, 2014, as compared to the respective periods last year. Cost of service revenue includes three components: the costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on such services vary depending on the customer mix, service requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. We have become more efficient and reduced the costs required to deliver maintenance and customer support to our installed base of license customers. In addition, although our actual costs to provide card processing services are higher in the second quarter and year-to-date periods of 2014 than in the comparable period in 2013 (because we continue to devote the resources necessary to support this new service initiative, including additional direct costs for regulatory compliance, infrastructure and customer support), the costs increased at a lower rate than did processing revenue resulting in an improvement in gross margin. However, we expect these costs to continue to outpace processing revenue for the foreseeable future.

Operating Expenses – Consolidated marketing expenses were lower by 30 percent ($145,000) and 24 percent ($351,000) in the three and nine month periods ended September 30, 2014 compared to the same periods in 2013, mainly due to a decrease in sales commission expense incurred by ChemFree. Consolidated general and administrative expenses were higher by 25 percent ($142,000) and 22 percent ($414,000) in the three and nine-month periods ended September 30, 2013, respectively, compared to the same periods in 2013. The increase in both periods reflects higher management and legal costs at CoreCard and, in the year-to-date period, also includes higher legal expenses in the first quarter of the year related to the ChemFree legal settlement matter (refer to Note 8). Consolidated research and development expenses were higher by 25 percent ($145,000) and 27 percent ($503,000) in the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in 2013. Changes between periods reflect mainly differences in a given period in the mix and number of U.S. and offshore technical personnel expenses that are charged to direct cost of revenue for license, maintenance, processing and professional services in a given period versus base R&D activities.

Accrued Legal Settlement Expense – As a result of the settlement of the ChemFree legal matter described under Legal Proceedings below, in the year-to-date period ended September 30, 2014, we accrued $387,000, reflecting the difference between the $706,000 settlement amount and amounts accrued in prior periods.

Equity in Income (Loss) of Affiliate Company – On a quarterly basis, we recognize our pro rata share of the earnings or losses of an affiliate company that we record on the equity method. The amounts recorded in 2014 are approximately equal to the amounts recorded in 2013 reflecting consistent financial results in both years at the affiliate company.

Income Taxes – We recorded $26,000 and $38,000 in the three and nine month periods ended September 30, 2014, respectively, for federal and state income tax expense. In the year-to-date period in 2013, we recorded $42,000 for state income tax expense, which amount includes $22,000 in connection with uncertain tax positions.

Liquidity and Capital Resources

Our cash balance at September 30, 2014 was $2,670,000 compared to $3,433,000 at December 31, 2013. Available-for-sale marketable securities were $481,000 at September 30, 2014, an increase compared to $351,000 at December 31, 2013. During the nine month period ended September 30, 2014, we used $588,000 cash for operating activities, including two payments totaling $471,000 related to the ChemFree legal settlement matter described under Legal Proceedings below. The final payment of $235,000 is due in November 2014. Although these payments were not in our original cash forecast for 2014, we currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, projected customer payments at CoreCard and, if needed, working capital borrowings or sale of marketable securities to support our operations in the foreseeable future.

During the nine months ended September 30, 2014, we used $216,000 for capital purchases, primarily computer equipment, and $132,000 for additional purchases of marketable securities. We also received cash proceeds of $169,000 from the sale to IBM of Silverpop, a privately held technology company in which we owned a small equity interest.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2013. During the three and nine month periods ended September 30, 2014, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K.

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

Industrial Products Industry

●

One of ChemFree’s customers represented 21 percent of our consolidated revenue in the three and nine month periods ended September 30, 2014. Changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term. For instance in the third quarter of 2013, the customer decided to temporarily reduce new machine orders due to some internal process changes which resulted in postponed shipments and significantly reduced revenue and profits related to such customer in the second half of 2013 and to a lesser extent in the first half of 2014.

●

Delays in production or shortages of certain sole-sourced parts for our ChemFree products could impact revenue and orders. For example, one of ChemFree’s suppliers of a sole-sourced component experienced an equipment malfunction which created a backlog of certain of ChemFree’s products in 2013. Although the shortage and short-term impact of the shortage was resolved, longer term the company is taking steps to reduce its dependency on a single supplier where feasible.

●

Increases in prices of raw materials and sub-assemblies could reduce ChemFree’s gross profit if it is not able to offset such increased costs with higher selling prices for its products or other reductions in production costs.

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This termination significantly reduced equipment lease revenue beginning in the third quarter of 2013 and has resulted in significantly lower revenue and profit from that product line in 2014 and in the foreseeable future.

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

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definitions
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 14, 2014	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 14, 2014	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.		Descriptions
3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema

101.CAL	*	XBRL Taxonomy Extension Calculation

101.DEF	*	XBRL Taxonomy Extension Definitions

101.LAB	*	XBRL Taxonomy Extension Labels

101.PRE	*	XBRL Taxonomy Extension Presentation

*

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.