Form 10-K
period 2014-12-31
INTELLIGENT SYSTEMS CORP
filed 2015-02-18
CIK 320340

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended    December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2014 was $5,725,325 (computed using the closing price of the common stock on June 30, 2014 as reported by the NYSE MKT).

As of February 15, 2015, 8,958,028 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2015 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		Page
Part I

Item
1.	Business	1
2.	Properties	6
3.	Legal Proceedings	6
4.	Mine Safety Disclosures	7

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
8.	Financial Statements	14
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
9A.	Controls and Procedures	14
9B.	Other Information	15

Part III

10.	Directors, Executive Officers and Corporate Governance	16
11.	Executive Compensation	16
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	16
13	Certain Relationships and Related Transactions, and Director Independence	17
14.	Principal Accountant Fees and Services	17

Part IV

15.	Exhibits and Financial Statement Schedules	17
Signatures		19

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

Industry Segments Overview

Our consolidated companies operate in two industry segments: Information Technology Products and Services and Industrial Products. The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”) and the Industrial Products segment consists of ChemFree Corporation (“ChemFree”). As of December 31, 2014, we own 100 percent of ChemFree and approximately 96 percent (on a fully diluted basis) of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India, that perform software development and testing for CoreCard but do not sell products or services to third parties.

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

Industrial Products Segment

ChemFree Corporation – ChemFree, our largest subsidiary in terms of revenue and profit, designs, manufactures and markets a line of parts washers under the SmartWasher® trademark. The SmartWasher® system uses a proprietary advanced bio-remediation system that cleans automotive parts, machine parts and weapons, without using hazardous, solvent-based chemicals. Typically, the SmartWasher® system consists of a molded plastic tub and sink, recirculating pump, heater, control panel, filter, naturally occurring microorganisms, and aqueous-based degreasing solutions. Unlike traditional solvent-based systems, there are no regulated, hazardous products used or produced in the cleaning process and the SmartWasher® system is completely self-cleaning. Our assembled products are shipped to resellers or direct to customer sites and do not require set-up or on-site support from us. Unit pricing varies by model but typical end-user prices are less than $2,000 per unit. ChemFree sells replacement fluid and filters, which we refer to as consumable supplies, to its customers on a regular basis after the initial parts washer sale. ChemFree has several U.S. and European patents covering its SmartWasher® system and protects its proprietary fluid and filters as trade secrets. As the leader in bio-remediating parts washers, ChemFree introduces new versions and enhancements of its products, formulations and consumable supplies to the market on a periodic basis. ChemFree received approval by the Environmental Protection Agency (“EPA”) for its OzzyJuice® degreasing fluid under the EPA Design for Environment (DfE) program. To date, OzzyJuice® is the only bio-remediating parts washing fluid to be so recognized.

ChemFree’s markets include the automotive, transportation, industrial and military markets. The automotive market includes companies and governmental agencies with fleets of vehicles, individual and chain automobile service centers, and auto parts suppliers. The industrial market includes customers with machinery that requires routine maintenance, such as power plants and manufacturing operations. Military applications include vehicle, aircraft and weapons maintenance. ChemFree sells its products directly to high volume customers as well as through several distribution channels, including international distributors in Europe, Canada, Latin America and the Pacific Rim. Because ChemFree sells in part through large national non-exclusive distributors such as NAPA in the United States and single distributors in certain international markets, its results could be impacted negatively if one or more of such distributors stops carrying ChemFree products. One of ChemFree’s domestic distributors, NAPA, represented 16 percent and 18 percent of our consolidated revenue in 2014 and 2013, respectively. Part of ChemFree’s revenue is derived from lease contracts under which ChemFree provides SmartWasher® machines and supplies to nationwide chains of auto repair shops, primarily Pep Boys.

ChemFree also sells to large volume corporate customers on a direct basis rather than through its distributor network. One such corporate customer, Cintas Corporation, accounted for 21 percent of consolidated revenue in both 2014 and 2013. Cintas buys machines and consumables from ChemFree and provides them to its lease customers in conjunction with regular visits by its service teams to change filters and replenish fluids. A similar services program was successfully launched in Australia by another ChemFree customer and several other initiatives are being explored with customers in other international markets as well as smaller regional service companies in the U.S. market. International markets are individually much smaller than the U.S. domestic market.

ChemFree competes with companies that offer solvent-based systems, other companies that offer aqueous-based systems, and hazardous waste hauling firms. Although smaller than some established solvent-based firms, ChemFree believes it is competitive based on product features, positive environmental impact, desirable health and safety features, less burdensome regulatory compliance, and cleaning performance. Specifically,

●

The SmartWasher® system is available in a variety of model sizes and features to meet specific customer needs and incorporate ChemFree’s bio-remediating system, typically employing a heater, recirculating pump, proprietary aqueous based de-greasing fluid and microbe impregnated filter. Compared to solvent-based systems, these features make the SmartWasher® system safer, non-flammable and non-caustic to users and do not require expensive contracts to haul and dispose of regulated materials.

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

●

Unlike solvent-based systems, the SmartWasher® system does not expose workers to harmful, irritating chemicals. ChemFree’s fluid is non-flammable, non-caustic and produces minimal emissions from volatile organic compunds, thus reducing the likelihood of fire and enhancing the safety and health of workers and the workplaces in which parts washers are used.

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

●

Customer feedback as well as market acceptance and repeat orders over more than fifteen years indicate that the SmartWasher® system cleans as quickly and effectively as solvent-based systems, while providing the additional advantages of positive environmental, health and safety features.

●

ChemFree also offers its BenchTop Pro model designed to appeal to the home, hobbyist and small shop market, featuring bio-remediating functionality that operates at ambient temperature (i.e. does not require a heater) which it believes is a unique and attractive offering that expands its addressable market.

ChemFree believes that overall domestic and international market demand for its products could increase if environmental regulations in the U.S. and overseas prohibiting or restricting the use of solvent-based products, with which ChemFree’s products compete, become increasingly stringent and such regulations are enforced effectively by state, local and national governments. Increased acceptance of bio-remediating and aqueous-based systems could result in more competition and pricing pressure as more suppliers of equipment and fluid enter the market.

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

Customer and warranty service, covering one to three year periods, generally consists of shipping a replacement part to the customer or returning a defective product for replacement to either ChemFree or its distributors. ChemFree purchases raw materials and certain major sub-assemblies built to its specifications from various manufacturers and performs assembly and testing at its facility in Norcross, Georgia. ChemFree blends its proprietary fluid at its facility in Norcross, Georgia and at third party facilities in certain international markets under blending arrangements. While it is possible to acquire most raw material parts and sub-assemblies from multiple sources, ChemFree frequently contracts with a single source for certain components in order to benefit from lower prices and consistent quality, especially with respect to molded plastic parts which are produced using ChemFree-owned molds. One sub-assembly and certain molded plastic parts have only a single qualified supplier presently and shortages or price increases associated with such sole-source suppliers could impact ChemFree’s ability to meet market demand for its products and/or increase its cost of goods sold. ChemFree has from time to time experienced limited shortages of a sole-sourced molded part that is included in one of its products, but this has not had a material impact on its business due to the limited revenue and margin derived from such product. We expect that some general price inflation affecting raw material prices will continue for the foreseeable future; however, it is unclear how significant this will be.

Information Technology Products and Services Segment

CoreCard Software, Inc. – The principal operating company in our Information Technology Products and Services segment is CoreCard Software, Inc. (“CoreCard”). Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but do not sell products or services to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. CoreCard also uses the same software solutions in its processing operations for companies that prefer to outsource this function rather than license the software for in-house operations.

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

We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, available either for in-house license or outsourced processing by CoreCard’s processing business (“Processing Services”) at the customer’s option. CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the CoreCard processing environment and transfer it in-house for customer controlled processing at a later date.

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

It has taken more time and resources than expected to build the relationships and infrastructure to support CoreCard’s Processing Services line of business. However, CoreCard is now processing prepaid cards and credit financing for a number of customers and is positioned to add more new processing customers in 2015. CoreCard has a data processing center and disaster recovery site at secure third party locations, has received a certification of compliance with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-16 Type II independent auditor report that can be relied on by its prepaid processing customers. It has obtained certification from the Discover, MasterCard and Pulse networks and expects to complete direct connections and certification by other major network associations in 2015.

CoreCard has relationships with several financial institutions that are important for network certification, referrals for processing or program managers, and sponsoring prospective card programs.

In 2015, CoreCard expects to be a Program Manager in addition to a processor for a small number of card programs, which will allow the company to gain experience and increase revenue potential, although it does not expect any significant revenue impact near term.

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

Historically, most of the company’s sales have resulted from prospects contacting CoreCard based on an online search. In 2014, we hired an industry executive to expand sales and marketing activities for its prepaid processing line of business. CoreCard typically sells its products directly to customers in competitive situations with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with initial contract revenue typically ranging from $150,000 to $1 million. We also derive service revenue from implementation, customization, and annual maintenance and support contracts for our licensed software. In addition to licensing our software, we now offer processing services (running on the CoreCard software platform). Processing customers pay an implementation and setup fee plus monthly service fees under a contract with a term of three or more years. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on contracts may lead to considerable fluctuation in revenue and profitability.

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

We believe that the uncertainty and turmoil in the financial services sector as well as the increased regulatory and compliance requirements have had a negative impact on buying decisions for potential customers in recent years. The situation has impacted and may continue to impact the willingness and ability of banks and network associations (such as MasterCard or VISA) to approve new customer programs which could impact demand for our product and service offerings in the near-term.

Incubator Program

For more than twenty years, we have operated the Gwinnett Innovation Park at our corporate facility in Norcross, a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, and a network of peers. Lease income from incubator companies reduces our total corporate facility and personnel costs by approximately $30,000 per year. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a positive way by supporting entrepreneurship and start-ups, with minimal financial outlay or management time.

Non-consolidated Companies

From time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so as a regular part of our strategy. Typically, these companies are privately held, early stage companies in technology-related fields. Currently, our largest investment is a 25.5 percent interest in NKD Enterprises, LLC (dba CoreXpand), a technology company with a software-as-a-service (SaaS) offering to help companies and educational institutions manage their purchases of consumable supplies (such as printer supplies, cleaning chemicals, cell phone programs, marketing materials, college apparel, etc.) through a personalized online store that includes only those products and vendors that each customer has approved.

Research and Development

We spent $3.2 million and $2.7 million in the years ended December 31, 2014 and 2013, respectively, on company sponsored research and development. During such years, almost all of our consolidated research and development expense is related to our CoreCard subsidiary, with the balance spent for research at ChemFree. In the past two years, CoreCard has maintained a workforce of approximately 200 employees in our offshore operations in India for software development and testing for our Information Technology Products and Services segment, at a lower cost per employee than the domestic workforce. ChemFree routinely researches and develops product improvements, including adding new features and functionality to its parts washer product line and new formulations and packaging of consumables.

Patents, Trademarks and Trade Secrets

Our ChemFree subsidiary had 12 U.S. patents issued and has 2 pending as well as 5 patents in foreign jurisdictions issued covering various aspects of the design and construction of the SmartWasher® system and the process of bio-remediation used in the SmartWasher® system. Most of the U.S. patents expired in 2014. ChemFree considers the proprietary formulation of the chemicals used in its fluids, which ChemFree protects as a trade secret, to be an important intellectual property asset and competitive advantage. CoreCard has one U.S. patent covering aspects of its core software platform. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions various trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is important in developing and maintaining brand recognition and protecting our subsidiaries’ intellectual property. Our companies presently market their products under trademarks and service marks such as SmartWasher®, OzzyJuice®, OzzyBooster™ ChemFree®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreMONEY™ and others.

Personnel

As of February 1, 2015, we had 263 full-time equivalent employees in our company (including our subsidiaries in the United States and foreign countries). Of these, 227 are involved in software development, testing and operations, 29 in manufacturing operations, and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 14 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.      PROPERTIES

We have a lease covering approximately 61,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic subsidiaries. Our Norcross lease expires on May 31, 2015. Presently, we expect to renew the lease on essentially the same terms and conditions. Five percent of the space we lease in Norcross, Georgia is subleased to non-affiliated businesses in our business incubator. We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries. We believe our facilities are adequate for the foreseeable future. We do not invest in real estate or interests in real estate, mortgages, or securities of persons primarily engaged in real estate activities.

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

Year Ended December 31,	2014		2013
	High	Low	High	Low
1st Quarter	$2.68	$1.60	$1.97	$1.21
2nd Quarter	1.91	1.28	1.60	1.14
3rd Quarter	1.87	1.26	1.75	1.00
4th Quarter	1.64	0.97	1.94	1.32

We had 257 shareholders of record as of February 1, 2015. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 6 to the Consolidated Financial Statements.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2014.

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

Our software license arrangements generally fall into one of the following four categories:

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

●	contracts for certain licensed software products that involve an initial fee plus recurring monthly fees during the contract life.

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policies for each of the situations described above are discussed below.

Presently, our initial software contracts do not meet the criteria for separate accounting because the software usually requires significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects, that make estimates unreliable.

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

Accrued Expenses - Management regularly makes estimates with respect to expenses that should be accrued in the current reporting period, based on its best judgment of expenses that may be incurred in the future. Our ChemFree subsidiary accrues for estimated costs associated with its product warranties as an expense in the period the related sales are recognized. Product warranties typically cover repair or replacement of defective parts for a one year period, or for up to three years for certain parts under extended warranty provisions. Such estimates are based on a number of factors, mainly on historical data of costs for warranty parts and services. Warranty accrual rates are reviewed and adjusted periodically. For new products introduced into the market, there is no historical data on which to base accrual rates and management estimates the warranty rates based on its best judgment, taking into consideration warranty costs for similar products where possible. In hindsight, actual warranty expenses may be more or less than estimated and could result in an adjustment to the warranty accrual in future periods. At January 1, 2014, the accrual for warranty expense was $141,000. During 2014, actual warranty expenses were $130,000, additional warranty accruals were $111,000, and the warranty accrual balance at December 31, 2014 was $122,000. Management also regularly assesses any liability related to legal activity and uses its best judgment to determine the likelihood and potential cost for any such liability and what amount, if any, should be accrued. As noted in Note 8 to the Consolidated Financial Statements, our ChemFree subsidiary settled a litigation matter involving a contract dispute and recorded Legal Settlement expenses of $387,000 in 2014 for amounts settled and owed in excess of amounts accrued in prior periods. While the company believes that its original interpretation of the contract terms relating to commissions earned was correct, it decided that a settlement was in its best interests due to the inherent uncertainty of the binding arbitration process and the potential for an even greater negative impact on the company if the arbitrator’s final ruling was not in its favor. As of December 31, 2014, the company has accrued $55,000 in legal fees related to this matter.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and may do so in the future from time to time. Our ChemFree subsidiary has regularly generated an operating profit and positive cash flow and is focusing on optimizing profitable operations and the long-term value of the business. Our CoreCard subsidiary is not consistently profitable, in part due to significant research and development expense that is invested in its product offerings and the deferral of initial contract revenue recognition until licensed software and associated services are delivered to and implemented by its customers. Depending upon the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities, CoreCard may report operating profits on an irregular basis as it builds a larger customer base. In addition, CoreCard provides processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to this new line of business. We are likely to incur losses in the foreseeable future for the processing business because contract revenue is spread out over the life of each contract while we are currently investing in the infrastructure, resources and processes to support a growing processing business. A significant portion of CoreCard’s expense is related to personnel, including a workforce of approximately 200 employees located in India. For these and other reasons, our operating results may vary from quarter to quarter and at the present time are generally not predictable with a reasonable degree of certainty on a quarterly or annual basis.

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

Overview of 2014 Compared to 2013

In 2014, ChemFree reported a solidly profitable year (even with the legal settlement expense of $387,000 described in Note 8 to the Consolidated Financial Statements), although total revenue in 2014 was lower than in 2013. We anticipate that ChemFree will continue to be consistently profitable in the foreseeable future as it focuses on optimizing operating results and the long-term value of the business. CoreCard provides licensed software and processing services to customers in the financial services industry, which has been experiencing a changing regulatory, competitive and business process environment. We believe these factors may continue to impact CoreCard’s revenue and prospects for new customers (such as issuers, processors and program managers of credit and prepaid cards) in the foreseeable future as companies postpone software purchases and implementations, decide to outsource rather than manage in-house software implementations, or encounter reluctance by financial institutions to act as sponsor banks for prospective customers. Although we continue to believe there is a substantial market for our products and services, we are carefully monitoring the evolving dynamics in our markets as we add new resources, products, infrastructure and marketing activities to support existing customers and to continue to add new customers. It has taken significantly more time and resources than expected to build the relationships and infrastructure to support CoreCard’s processing services initiative. In 2014, CoreCard increased revenue from its processing business, launched an expanded sales effort for its prepaid processing services and added more issuer bank relationships and network certifications, although we expect to incur losses in the processing business in the near term as revenue from processing customers is spread over multi-year contracts and we will need to continue to invest in this new line of business.

Revenue - Total consolidated revenue for the year ended December 31, 2014 was $14.6 million, a decrease of 11 percent compared to the prior year.

Product revenue includes sales and leases of SmartWasher® machines and consumable supplies by our ChemFree subsidiary in the Industrial Products segment as well as software license-related revenue by our CoreCard Software subsidiary in the Information Technology Products and Services segment. In 2014, revenue from product sales was $11.0 million, a decrease of 13 percent compared to 2013.

●

In the Industrial Products segment, our ChemFree subsidiary reported a 14 percent decline in its total revenue. The decline reflects mainly the expiration of an equipment lease contract in July 2013 when the customer opted to purchase the installed lease machines rather than continue with a lease program, as well as a significant one-time sale of parts washers for a corporate user that occurred in 2013.

●

In the Information Technology Products and Services segment, software license-related revenue reported by our CoreCard subsidiary increased in 2014 compared to 2013, representing just over 5 percent of consolidated product revenue in 2014. The year-over-year increase in 2014 is due to higher monthly fees and tier upgrade fees for prepaid software contracts.

Service revenue generated by our Information Technology Products and Services segment was $3.7 million in 2014, essentially the same as reported in 2013, although the mix of service revenue varied year-to-year. Year-over-year, the company increased revenue from processing services and professional services while maintenance revenue declined in 2014 as compared to 2013 due to a strategic decision by a customer to outsource certain processes, including one that had been running on our licensed software. We expect that our processing services and maintenance services for existing and new customers will continue to grow as CoreCard’s customer base increases; however, it is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue - Total cost of revenue was $7.9 million (54 percent of total revenue) in 2014 compared to $8.6 million (53 percent of total revenue) in 2013.

●

Cost of product revenue in 2014 was $6.0 million (55 percent of total product revenue) as compared to $6.4 million (51 percent of total product revenue) in 2013. The change between periods reflects primarily ChemFree’s product mix which in 2014 includes a higher percentage of revenue derived from sales of parts washer machines, which have a higher cost of goods as compared to leased equipment and consumable supplies.

●

Cost of service revenue (which relates to the Information Technology Products and Services segment only) was $1.8 million (50 percent of service revenue) in 2014 as compared to $2.3 million (61 percent of service revenue) in 2013. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our card processing services. The cost and gross margins on such services vary depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. We have reduced the costs required to deliver maintenance and customer support to our installed base of license customers. In addition, although our actual costs to provide processing services are slightly higher in 2014 than in 2013 (because we continue to devote the resources necessary to support this new service initiative, including additional direct costs for regulatory compliance, network certification, infrastructure and customer support), the costs increased at a lower rate than did processing revenue resulting in an improvement in gross margin. However, we expect processing-related costs to continue to outpace processing revenue for the near-term.

Operating Expenses - Consolidated marketing expenses were 14 percent ($224,000) lower in 2014 compared to 2013 due mainly to reduced sales commission and advertising expense incurred by ChemFree. Consolidated general and administrative expenses were higher by 9 percent ($233,000) in 2014 compared to 2013 due mainly to higher management and legal expense at CoreCard. Consolidated research and development expenses were 20 percent ($528,000) higher in 2014 as compared to 2013. As a general rule, changes between periods reflect mainly differences in the mix and number of U.S. and offshore technical personnel expenses that are charged to direct cost of services revenue for maintenance, processing and professional services in a given period versus base R&D activities.

Legal Settlement Expense - As a result of the settlement of the ChemFree legal matter described in Note 8 to the Consolidated Financial Statements, in 2014 we incurred $387,000 in legal settlement expenses, reflecting the difference between the $706,000 settlement amount and amounts accrued in prior periods.

Investment Income - In 2014, we recorded investment income, net, of $128,000. We recorded a gain of $145,000, on the sale of our minority interest in Silverpop, a privately-held company that was sold in 2014. Offset against this investment gain was a write-down of $17,000 to reduce the carrying value to of a privately held company in which we owned a small interest to zero, our estimate of its net realizable value.

Equity Earnings (Loss) of Affiliate Company - We recognize our pro rata share of the earnings and losses of an affiliate company that we record on the equity method. In 2014, we recorded $1,000 in net equity loss of the affiliate company compared to $21,000 in net equity income of the affiliate company in 2013. The change between periods reflects a decline in profitability of the affiliate company.

Other Income, net - We recorded other income of $52,000 compared to $71,000 in 2013, reflecting primarily lower purchase discounts and dividends earned on marketable securities in 2014.

Income Taxes - We recorded $53,000 and $69,000, in the years ended December 31, 2014 and 2013, respectively, for federal alternative minimum and state income tax expense, including amounts accrued for uncertain tax positions.

Income from Discontinued Operations - In 2008, the company sold the business and substantially all the assets of its VISaer subsidiary. In 2014, the statute of limitations expired on a liability that had been retained by the company and accordingly, the company recognized $100,000 in income from discontinued operations upon the extinguishment of the liability.

Net Loss Attributable to Noncontrolling Interest - Accounting standards require us to attribute to the noncontrolling interest (held by common shareholders of our CoreCord Software subsidiary) its share of the losses of the subsidiary. The difference between periods reflects increased losses of the subsidiary in 2014 as compared to 2013.

Liquidity and Capital Resources

Our cash balance at December 31, 2014 was $2.6 million compared to a cash balance of $3.4 million at December 31, 2013. Available-for-sale marketable securities were $463,000 at December 31, 2014 compared to $351,000 at December 31, 2013. During 2014, we used $581,000 net cash for operating activities, including payments totaling $645,000 related to the ChemFree legal settlement matter described in Note 8 to the Consolidated Financial Statements. Other major working capital changes include a reduction in accounts receivable of $650,000 reflecting both lower billings in the fourth quarter of 2014 as well as improved collections. In 2014, we used $277,000 for capital purchases, primarily computer equipment, and $132,000 for additional purchases of marketable securities. We also received cash proceeds from investments of $171,000, principally from the sale of a privately held technology company in which we owned a small equity interest.

We currently project that we will have sufficient liquidity from cash on hand, continued cash positive operations at ChemFree, and projected customer payments at CoreCard to support our operations and capital equipment purchases in the foreseeable future. Other potential sources of short-term liquidity include sales of marketable securities, if needed. We renewed our line of credit in June 2014 with a maximum principal availability of $1.25 million based on qualified receivables and inventory levels which we will use as necessary to support short-term cash needs. We have not borrowed under the bank line of credit in the past four years and do not expect to do so in the foreseeable future. The line of credit expires June 30, 2016, subject to the bank renewing the line for an additional period. Presently, we do not believe there is a material risk that we will not perform successfully on contracts but if customer payments are delayed for any reason, if we do not control costs or if we encounter unforeseen technical or quality problems, then we could require more cash than presently planned.

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

Industrial Products Industry

●

One of ChemFree’s customers represented 21 percent of our consolidated revenue in both 2014 and 2013. Any changes in the volume of orders or timeliness of payments from such customer could potentially have a negative impact on revenue, inventory levels and cash, at least in the near-term.

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

●

In certain situations, ChemFree’s lease customers are permitted to terminate the lease covering one or more SmartWasher® machines. Effective July 1, 2013, one of ChemFree’s lease customers opted to terminate its equipment lease and purchase the machines instead. This termination significantly reduced equipment lease revenue beginning in the second half of 2013 and has resulted in significantly lower revenue and profit from that product line in 2014 which will continue for the foreseeable future.

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

Recent Accounting Pronouncements

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

Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B.      Other information

As previously indicated, the company has undertaken an exploration of strategic alternatives to enhance shareholder value. This analysis has been focused on the potential realizable value of its CoreCard and ChemFree subsidiaries and the possibility of a sale at a favorable price of one or both, focusing initially on ChemFree. While the company has entered into discussions with potential buyers, no formal offer has been received, nor has the board of directors formally determined to proceed with a sale of either subsidiary. The company expects to continue this process – including discussions with potential purchasers. However, there can be no assurance that the board will elect to proceed with a sale or, if it were to so elect, that a sale at an acceptable price could be effected. Unless otherwise required by law, the company does not intend to provide updates or comment further concerning this process unless a transaction is approved by the board or the review process is completed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Executive Officers” in our Proxy Statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	214,500	$1.58	138,000
Equity compensation plans not approved by security holders	60,000	$2.22	--
Total	274,500	$1.72	138,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2014 and 2013, 16,000 and 17,000 options, respectively were granted under the 2011 Director Plan; 12,000 options and 92,000 options expired unexercised in 2014 and 2013, respectively. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003 and the 2003 Plan expired in 2013. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted under the 2003 Plan in the past two years. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $468,000 and $467,000 in the years ending December 31, 2014 and 2013, respectively.

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
(a)	Intelligent Systems Corporation Change in Control Plan for Officers
(b)	2011 Non-Employee Directors Stock Option Plan

Exhibit 10.3(a) is incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1993.

Exhibit 10.3(b) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.

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

10.9

Form of Guarantee of majority owned subsidiaries of Intelligent Systems Corporation in favor of Fidelity Bank dated October 1, 2003. (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-K for the year ended December 31, 2003.)

10.10

Twelfth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated June 27, 2014. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.)

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: February 18, 2015	By: /s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2015

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	February 18, 2015

/s/ Philip H. Moise Philip H. Moise	Director	February 18, 2015

/s/ Cherie M. Fuzzell Cherie M. Fuzzell	Director	February 18, 2015

/s/ James V. Napier James V. Napier	Director	February 18, 2015

/s/ Parker H. Petit Parker H. Petit	Director	February 18, 2015

INTELLIGENT SYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

February 18, 2015

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2014	2013
ASSETS
Current assets:
Cash	$2,624	$3,433
Marketable securities	463	351
Accounts receivable, net	1,777	2,427
Inventories, net	1,042	1,106
Other current assets	509	327
Total current assets	6,415	7,644
Investments	1,605	1,650
Property and equipment, at cost less accumulated depreciation	1,069	1,145
Patents, net	19	64
Other long-term assets	97	124
Total assets	$9,205	$10,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$280	$472
Deferred revenue, current portion	636	668
Accrued payroll	734	680
Accrued expenses	282	623
Other current liabilities	274	267
Total current liabilities	2,206	2,710
Deferred revenue, net of current portion	191	238
Other long-term liabilities	230	185
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at December 31, 2014 and 2013	90	90
Additional paid-in capital	21,537	21,488
Accumulated other comprehensive loss	(110)	(98)
Accumulated deficit	(12,750)	(12,674)
Total Intelligent Systems Corporation stockholders’ equity	8,767	8,806
Noncontrolling interest	(2,189)	(1,312)
Total stockholders’ equity	6,578	7,494
Total liabilities and stockholders’ equity	$9,205	$10,627

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2014	2013
Revenue
Products	$10,908	$12,608
Services	3,678	3,710
Total net revenue	14,586	16,318
Cost of revenue
Products	6,028	6,367
Services	1,823	2,257
Total cost of revenue	7,851	8,624
Expenses
Marketing	1,408	1,632
General and administrative	2,914	2,680
Research and development	3,207	2,679
Legal Settlement	387	259
Income (loss) from operations	(1,181)	444
Other income (expense)
Interest income, net	--	1
Investment income	128	1
Equity in income (loss) of affiliate company	(1)	21
Other income, net	52	71
Income (loss) from continuing operations before income taxes	(1,002)	538
Income taxes	53	69
Net income (loss) from continuing operations	(1,055)	469
Income from discontinued operations, no tax effect	100	--
Net income (loss)	(955)	469
Net loss attributable to noncontrolling interest	879	615
Net income (loss) attributable to Intelligent Systems Corporation	$(76)	$1,084
Income per share from continuing operations based on income attributable to Intelligent Systems Corporation:
Net income (loss) per share from continuing operations: Basic and diluted	$(0.01)	$0.12
Income per share from discontinued operations based on income attributable to Intelligent Systems Corporation:
Net income per share from discontinued operations: Basic and diluted	$0.01	$0.00
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	8,958,028	8,959,742

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2014	2013
Net income (loss)	$(955)	$469
Other comprehensive income:
Foreign currency translation adjustments	10	10
Unrealized gain (loss) on available-for-sale marketable securities	(20)	14
Total comprehensive income (loss)	(965)	493
Comprehensive loss attributable to noncontrolling interest	877	594
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$(88)	$1,087

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2014	2013
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning and end of year	8,958,028	8,958,028
Common stock, amount, beginning and end of year	$90	$90
Additional paid-in capital, beginning of year	21,488	21,406
Stock compensation expense	49	82
End of year	21,537	21,488
Accumulated other comprehensive loss, beginning of year	(98)	(101)
Foreign currency translation adjustment	8	(11)
Unrealized gain (loss) on available-for-sale marketable securities	(20)	14
End of year	(110)	(98)
Accumulated deficit, beginning of year	(12,674)	(13,758)
Net income (loss)	(76)	1,084
End of year	(12,750)	(12,674)
Total Intelligent Systems Corporation stockholders’ equity	8,767	8,806
Noncontrolling interest, beginning of year	(1,312)	(718)
Other comprehensive income	2	21
Net loss	(879)	(615)
End of year	(2,189)	(1,312)
Total stockholders’ equity	$6,578	$7,494

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(955)	$469
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	398	435
Stock-based compensation expense	49	82
Non-cash investment and interest income, net	(127)	10
Non-cash income from discontinued operations	100	--
Equity in (income) loss of affiliate company	1	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	650	611
Inventories, net	64	(77)
Other assets, net	(155)	(90)
Accounts payable	(192)	178
Accrued payroll	54	161
Deferred revenue, current portion	(32)	(250)
Accrued expenses	(182)	(88)
Accrued settlement	(259)	--
Other current liabilities	7	(112)
Deferred revenue, net of current portion	(47)	190
Other long-term liabilities	45	37
Net cash provided by (used for) operating activities	(581)	1,535

INVESTING ACTIVITIES:
Purchase of marketable securities	(132)	(67)
Proceeds from note and interest receivable	--	250
Proceeds from sale of equipment	--	4
Purchases of property and equipment	(277)	(559)
Patent addition	--	(6)
Proceeds from sale of long-term investment	171	(60)
Net cash used by investing activities	(238)	(438)
Effects of exchange rate changes on cash	10	(11)
Net increase (decrease) in cash	(809)	1,086
Cash at beginning of year	3,433	2,347
Cash at end of year	$2,624	$3,433

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$65	$54

Non-Cash Transactions:
Transfer of property and equipment to inventory	$--	$147
Sale of vehicle for note receivable, net	$--	$21

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our products and services to distributors and corporate end users involved in a variety of industries, principally automotive parts and repair and financial services. We perform continuing credit evaluations of our customers’ financial condition and we do not require collateral. The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2014 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5.

Marketable Securities – Our marketable securities, which are classified as available-for-sale, are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The fair value of the marketable securities is $463,000 at December 31, 2014; an unrealized loss of $20,000 is included in other comprehensive income.

Inventories - We state the value of inventories at the lower of cost or market determined on a first-in first-out basis. Market is defined as net realizable value. The value of inventories, net of allowances of $95,000 and $102,000 at December 31, 2014 and 2013, respectively, is as follows:

(in thousands)	2014	2013
Raw materials	$879	$940
Finished goods	163	166
Total inventories	$1,042	$1,106

Property and Equipment - Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2014 and 2013, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3	-	5
Furniture and fixtures	5	-	7
Leasehold improvements	1	-	5
Building		39

The cost of each major class of property and equipment at December 31, 2014 and 2013 is as follows:

(in thousands)	2014	2013
Machinery and equipment	$4,268	$3,989
Furniture and fixtures	192	194
Leasehold improvements	281	281
Building	308	308
Subtotal	5,049	4,772
Accumulated depreciation	(3,980)	(3,627)
Property and equipment, net	$1,069	$1,145

Depreciation expense was $353,000 and $386,000 in 2014 and 2013, respectively. These expenses are included in general and administrative expenses, except with respect to our Industrial Products segment, where the component of depreciation expense that relates primarily to production activities and products leased to customers is included in cost of revenue.

Leased Equipment - In the Industrial Products segment, certain equipment is leased to customers. The cost, carrying value and accumulated depreciation associated with the leased equipment at December 31, 2014 and 2013 was as follows:

(in thousands)	2014	2013
Cost of leased equipment	$514	$473
Accumulated depreciation	(355)	(290)
Carrying value of leased equipment	$159	$183

There is no contingent rental income under the leases. We recognized lease revenue of $617,000 and $1,566,000 in the year end December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the amount of future non-cancellable lease income was $425,000 and $125,000, respectively. The leased equipment assets are included in machinery and equipment on the company’s balance sheet at December 31, 2014 and 2013.

Investments - We account for investments under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment, for (i) entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control or (ii) entities that are organized as partnerships or limited liability companies. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to cost method investments is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2014, we recognized $145,000 on the sale of one of our cost method investments and we also took a net impairment charge of $17,000 to reduce the carrying value of another cost method investment to zero, management’s estimate of realizable value. In 2013, we recognized $1,000 income related to the sale of a previously written-off investment. The aggregate value of investments accounted for by the equity method was $913,000 and $914,000 at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the aggregate value of investments accounted for by the cost method was $692,000 and $736,000, respectively.

Patents - Patents are carried at cost net of related amortization and are amortized using the straight-line method over their estimated useful lives of 10 years. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful lives of the patents may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2014 and 2013, no such impairment existed.

Patents, net, at December 31, 2014 and 2013 consisted of the following:

(in thousands)	2014	2013
Patents	$491	$491
Accumulated amortization	(472)	(427)
Patents, net	$19	$64

In 2014, we recorded $45,000 of patent amortization expense. As of December 31, 2014, annual amortization expense for patents for the following years is expected to be:

(in thousands)
2015	$4
2016	4
2017	4
2018	4
2019	3
Total amortization expense	$19

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current assets and liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade accounts. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

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

The fair value of equity method and cost method investments has not been determined as it is impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense.

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

Our software license arrangements generally fall into one of the following four categories:

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

●	contracts for certain licensed software products that involve an initial fee plus recurring monthly fees during the contract life.

We review each contract to determine if multiple elements exist. As such, only arrangements under the initial contract described above contain multiple elements. Our revenue recognition policies for each of the situations described above are discussed below.

Presently, our initial software contracts do not meet the criteria for separate accounting because the software usually requires significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects, that make estimates unreliable.

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

Cost of Revenue - Cost of revenue for ChemFree products includes direct material, direct labor, and production overhead. For software contracts and processing services contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, pass-through third party costs, and data center and compliance costs for processing services.

Software Development Expense - Research and development costs are expensed in the period in which they are incurred. Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.

Warranty Costs - We accrue the estimated costs associated with our industrial product warranties as an expense in the period the related sales are recognized. The warranty accrual is included in accrued expenses at December 31, 2014 and 2013. At December 31, 2014 and 2013, the warranty accrual was $122,000 and $141,000, respectively.

Legal Expense - Legal expenses are recorded as a component of general and administrative expense in the period in which such expenses are incurred. Legal expenses in 2014 and 2013 related to the legal settlement described in Note 8 were reclassified and are included in the legal settlement expense line item.

Research and Development - Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.

Stock Based Compensation - We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2014 and 2013 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $49,000 and $82,000 of stock-based compensation expense in the years ended December 31, 2014 and 2013, respectively.

In the years ended December 31, 2014 and 2013, a total of 16,000 and 17,000 options, respectively, were granted pursuant to the 2011 Non-employee Directors Stock Option Plan. The fair value of each option granted in 2014 and 2013 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2014	2013
Risk free interest rate	2.5%	2.5%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	73%	74%

Under these assumptions, the weighted average fair value of options granted in 2014 and 2013 was $1.06 and $1.05 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2014 related to unvested options amounted to $17,000 and is expected to be recognized over 2015 and 2016.

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

Recent Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The core principle of the new accounting guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new accounting guidance provides a five-step analysis of transactions to determine when and how revenue is recognized and requires enhanced disclosures about revenue. This update is effective for annual reporting periods beginning after December 15, 2016, including interim periods, and can be adopted either retrospectively or as a cumulative effect adjustment at the date of adoption. We are evaluating the effect adopting this new accounting guidance will have on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

In 2008, the company sold the business and substantially all the assets of its VISaer subsidiary. In 2014, the statute of limitations expired on a liability that had been retained by the company and accordingly, the company recognized $100,000 in income from discontinued operations upon the extinguishment of the liability.

3.	OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96% on a fully diluted basis of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. As of December 31, 2014, CNB has not requested that ISC repurchase the option. We entered into the Option Agreement in recognition of CNB’s cooperation and contribution to building CoreCard’s card processing business. During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and have recorded a long-term liability of $18,000 at December 31, 2014 and 2013 to recognize the financial impact of the Option Agreement.

4.	INVESTMENTS

At December 31, 2014 and 2013, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments. At December 31, 2014, the carrying value of our investment in NKD Enterprises, LLC exceeded our portion of the net assets of NKD Enterprises, LLC by approximately $164,000 which is considered to be goodwill and is not being amortized.

	Carrying Value
At December 31, (in thousands)	2014	2013
NKD Enterprises, LLC	$913	$914

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31,
(in thousands)	2014	2013
Revenues	$1,782	$1,789
Operating income (loss)	(2)	85
Net income (loss)	(2)	85

As of and for the year ended December 31,
(in thousands)	2014	2013
Current assets	$260	$180
Non-current assets	3,004	3,007
Current liabilities	328	249
Stockholders’ equity	2,936	2,938

5.	ACCOUNTS RECEIVABLE and customer concentrations

At December 31, 2014 and 2013, our allowance for doubtful accounts amounted to $13,000 and $16,000, respectively. Net charges against the allowance for doubtful accounts were $12,000 and $4,000 in 2014 and 2013, respectively.

The following table indicates the percentage of consolidated revenue and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue or year-end accounts receivable.

	Revenue		Accounts Receivable
	2014	2013	2014	2013
ChemFree
Customer A	16%	18%	20%	17%
Customer B	9%	8%	12%	15%
Customer C	21%	21%	15%	18%
CoreCard
Customer D	7%	6%	10%	10%

6.	SHORT-TERM BORROWINGS

Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,
(in thousands)	2014	2013
Maximum outstanding (month-end)	$--	$--
Outstanding at year-end	--	--
Interest rate at year-end	6.0%	6.0%
Average interest rate	6.0%	6.0%

We established a working capital credit facility with a bank in October 2003 and have renewed the line periodically with the most recent renewal on June 27, 2014. The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.0%, is secured by all of our assets and those of our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2016. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000. At December 31, 2014, our borrowing base calculation resulted in availability of the full $1,250,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the Chief Executive Officer and Chief Financial Officer of the Company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.

7.	INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2014	2013
Current	$26	$43
Provision for uncertain tax positions	27	26
Total	$53	$69

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2014	2013
Statutory rate	35%	35%
Change in valuation allowance	(34%)	(35%)
Other – state	4%	13%
Effective rate	5%	13%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2014	2013
Deferred tax assets:
Federal, state and foreign loss carryforwards	$7,039	$6,527
Capitalized research and development	241	475
Deferred revenue	71	77
Federal and state tax credits	2,269	1,762
Other	503	563
Total deferred tax asset	10,123	9,404
Less valuation allowance	(10,123)	(9,404)
Net deferred tax asset	$--	$--

Federal and state tax credits of $2.3 million included in the above table expire at various dates between 2018 and 2027.

We had a deferred tax asset of approximately $10.1 million and $9.4 million December 31, 2014 and December 31, 2013, respectively. The deferred tax asset has been offset by a valuation allowance in 2014 and 2013 of $10.1 million and $9.4 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2014	2013
2019	$2,901	$2,901
2021	1,184	1,184
2022	1,083	1,083
2023	1,302	1,302
Thereafter	13,642	12,177
Total	$20,112	$18,647

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

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. As of December 31, 2014 and 2013, the company has recorded a liability of $212,000 and $185,000, respectively, in connection with unrecognized tax benefits related to uncertain tax positions. The liability includes $52,000 and $39,000 of interest and penalties as of December 31, 2014 and 2013, respectively. As of December 31, 2014, management expects some incremental, but not significant, changes in the balance of unrecognized tax benefits over the next twelve months.

Our policy is to recognize accrued interest related to uncertain tax positions in interest expense and related penalties, if applicable, in general and administrative expense. During the year ended December 31, 2014 and 2013, we recognized $10,000 and $8,000 in interest expense, respectively, and $3,000 and $2,000 in penalties, respectively, related to the uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2011.

8.	COMMITMENTS AND CONTINGENCIES

Leases – We have noncancellable operating leases for offices and data centers expiring at various dates through April 2017. Future minimum lease payments are as follows:

Year ended December 31,
(in thousands)
2015	$254
2016	60
2017	20
Total minimum lease payments	$334

The above future minimum lease payments include $194,000 payable to a related party. See Note 11 for further discussion.

Rental expense for leased facilities and equipment related to continuing operations amounted to $468,000 and $467,000 in the years ended December 31, 2014 and 2013, respectively. Non-affiliated companies sublease space from the company. In the years ended December 31, 2014 and 2013, respectively, we received $23,000 and $27,000 in sublease rental income which reduced our rental expense during these years.

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

As a result of the Settlement Agreement, the company recorded Legal Settlement expenses of $387,000 in the quarter ended March 31, 2014 for amounts settled and owed in excess of amounts accrued in prior periods. The settlement amount of $706,000 includes $61,000 that was expensed and paid to CES in a prior period. However, since CES never cashed the check for such amount, this amount is included in the calculation of the amount shown on the line item accrued settlement in the statement of cash flows. As of December 31, 2014, all payments due under the Settlement Agreement have been paid.

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.	POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011. At December 31, 2014 and 2013, we have accrued $125,000 and $141,000 in other current liabilities in the Consolidated Balance Sheets for future payments that were earned under the plan before it was terminated.

10.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $40,000 and $39,000 in 2014 and 2013, respectively.

11.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $468,000 and $467,000 to ISC Properties, LLC in the years ended December 31, 2014 and 2013, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

12.	STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, of which none is outstanding. The Board of Directors has authorized stock repurchases of our common stock from time to time but no repurchases were authorized or made in the two years ending 2014 and there are no outstanding authorizations for repurchases.

13.	STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorizes the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 80,000 options ungranted. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 48,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2 years. As of December 31, 2014, a total of 1,231,500 options under all plans have been granted, 724,320 have been exercised, 232,680 have been cancelled, 250,000 are fully vested and exercisable and 24,500 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2014, there was $17,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.5 years.

Stock option activity during the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Options outstanding at January 1	270,500	345,500
Options cancelled	(12,000)	(92,000)
Options granted	16,000	17,000
Options outstanding at December 31	274,500	270,500

Options available for grant at December 31	138,000	154,000

Options exercisable at December 31	250,000	194,167

Exercise price ranges per share:
Granted	$1.35	$1.33
Outstanding	$0.69 - $3.84	$0.69 - $3.84

Weighted average exercise price per share:
Granted	$1.35	$1.33
Outstanding at December 31	$1.72	$1.75
Exercisable at December 31	$1.76	$1.83

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2014.

Options Outstanding:
Range of Exercise Price	Number Outstanding	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69 - $2.08	250,500	6.4	$1.55	$31,525
$3.30 - $3.84	24,000	2.9	$3.57	--
$0.69 -$3.84	274,500	6.1	$1.72	$31,525

Options Exercisable:
Range of Exercise Price	Number Exercisable	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69 - $2.08	226,000	6.0	$1.57	$24,985
$3.30 -$3.84	24,000	2.9	$3.57	--
$0.69 -$3.84	250,000	5.7	$1.76	$24,985

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

14.	FOREIGN Revenues AND OPERATIONS

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2014 and 2013 are as follows:

Year ended December 31,
(in thousands)	2014	2013
Foreign Countries:
United Kingdom	$1,301	$1,284
Pacific Rim *	550	598
Canada	489	496
Brazil	5	59
Other	93	35
Subtotal	2,438	2,472
United States	12,148	13,846
Total	$14,586	$16,318

* Includes Australia, New Zealand, Japan and Singapore

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006 we established a subsidiary in India for additional software development and testing activities. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $199,000 and $209,000 at December 31, 2014 and 2013, respectively, substantially all long-lived assets are in the United States.

At December 31, 2014 and 2013, continuing operations of foreign subsidiaries had assets of $557,000 and $502,000, respectively, and total liabilities of $351,000 and $304,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

15.	INDUSTRY SEGMENTS

Our consolidated subsidiaries are involved in two industry segments: Information Technology Products and Services and Industrial Products. Operations in Information Technology Products and Services involve development and sales of software licenses as well as providing financial transaction processing services, professional services and software maintenance and support services by our CoreCard Software subsidiary. Operations in the Industrial Product segment include the manufacture and sale of bio-remediating parts washers and related consumable supplies by our ChemFree subsidiary. Total revenue by industry segment includes sales to unaffiliated customers. There are no sales between our industry segments. Operating income (loss) is total revenue less operating expenses. None of the corporate overhead expense is allocated to the individual industry segments. Identifiable assets by industry segment are those assets that are used in our subsidiaries in each industry segment. Corporate assets are principally cash, marketable securities and investments.

The following table contains segment information for the years ended December 31, 2014 and 2013:

Year ended December 31, (in thousands)	2014	2013
Information Technology
Revenue	$4,188	$4,202
Operating loss	(1,879)	(1,290)
Depreciation and amortization	150	189
Capital expenditures	190	174
Identifiable assets	1,621	1,725

Industrial Products
Revenue	$10,398	$12,116
Operating income	2,021	3,074
Depreciation and amortization	243	240
Capital expenditures	87	380
Identifiable assets	5,357	6,716

Consolidated Segments
Revenue	$14,586	$16,318
Operating income	142	1,784
Depreciation and amortization	393	429
Capital expenditures	277	554
Identifiable assets	6,978	8,441

A reconciliation of consolidated segment data above to consolidated data follows:

Year ended December 31, (in thousands)	2014	2013
Consolidated segments operating income	$142	$1,784
Corporate expenses	(1,323)	(1,340)
Consolidated income (loss) from continuing operations	$(1,181)	$444

Depreciation and amortization
Consolidated segments	$393	$429
Corporate	5	6
Consolidated	$398	$435

Capital expenditures
Consolidated segments	$277	$554
Corporate	--	5
Consolidated	$277	$559

As of December 31, (in thousands)	2014	2013
Assets
Consolidated segments identifiable assets	$6,978	$8,441
Corporate	2,227	2,186
Consolidated	$9,205	$10,627

16.	Net INCOME (Loss) PER SHARE

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

The following tables represent required disclosure of the reconciliation of the income and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31,
(in thousands, except per share data)	2014	2013
Basic
Net income (loss) attributable to Intelligent Systems Corporation	$(76)	$1,084
Weighted average common shares outstanding	8,958	8,958
Net income (loss) per share	$(0.01)	$0.12

Diluted
Net income (loss) attributable to Intelligent Systems Corporation	$(76)	$1,084
Weighted average common shares outstanding	8,958	8,958
Effect of dilutive potential common shares: stock options	--	2
Total	8,958	8,960
Net income (loss) per share	$(0.01)	$0.12

At December 31, 2013, there were 113,500 dilutive stock options exercisable, which had an immaterial impact on the calculation of diluted income per share.

17.	Subsequent events

We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.