Form 10-K/A
period 2014-12-31
INTELLIGENT SYSTEMS CORP
filed 2015-03-17
CIK 320340

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

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 11, 2015 are incorporated by reference in Part III hereof.

Explanatory Note

The purpose of this Amendment No. 1 to this Annual Report on Form 10-K is to revise Note 7 to the Consolidated Financial Statements of Intelligent Systems Corporation (the “Company”) to reflect a correction to certain tax calculations disclosed in the Note 7. The change affects only the disclosure in Note 7 and there has been no change to the previously reported consolidated financial statements as of and for the years ended December 31, 2014 and 2013. A new Note 18 explains the restatement in more detail.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the original filing of the Annual Report on Form 10-K. This Amendment No. 1 does not reflect events occurring after the February 18, 2015 original filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 or modify or update those disclosures set forth in that Annual Report on Form 10-K, except to reflect the revision to Note 7 and the addition of Note 18 of the Consolidated Financial Statements.

The items of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 that have been amended and restated herein are as follows:

1.	Part II, Item 8. Financial Statements have been revised (Note 7 and Note 18 only)
2.	Currently dated consent of Habif, Arogeti & Wynne, LLP has been filed.
3.	Currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been filed.
4.	Currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been filed

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: March 17, 2015	By: /s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2015

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2015

/s/ Philip H. Moise Philip H. Moise	Director	March 17, 2015

/s/ Cherie M. Fuzzell Cherie M. Fuzzell	Director	March 17, 2015

/s/ James V. Napier James V. Napier	Director	March 17, 2015

/s/ Parker H. Petit Parker H. Petit	Director	March 17, 2015

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

As discussed in Note 18 to the consolidated financial statements, Note 7 was restated to reflect corrections to certain tax calculations. The restatement does not impact the consolidated balance sheets and the consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

February 18, 2015, except for Note 7 and Note 18, as to which the date is March 17, 2015.

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

7.	INCOME TAXES (RESTATED)

Refer to Note 18 for an explanation of the reason for and impact of the restatement of certain items in this Note 7.

The income tax provision from continuing operations consists of the following:

Year ended December 31,
(in thousands)	2014	2013
Current	$26	$43
Provision for uncertain tax positions	27	26
Total	$53	$69

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2014	2013
Statutory rate	35%	35%
Change in valuation allowance	(34%)	(35%)
Other – state	4%	13%
Effective rate	5%	13%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2014	2013
Deferred tax assets:
Federal, state and foreign loss carryforwards	$3,862	$6,527
Capital loss carryforward	3,570	--
Capitalized research and development	--	475
Deferred revenue	71	77
Federal and state tax credits	520	1,762
Other	503	563
Total deferred tax asset	8,526	9,404
Less valuation allowance	(8,526)	(9,404)
Net deferred tax asset	$--	$--

Federal and state tax credits of $520,000 included in the above table expire at various dates between 2024 and 2034.

We had a deferred tax asset of approximately $8.5 million and $9.4 million December 31, 2014 and December 31, 2013, respectively. The deferred tax asset has been offset by a valuation allowance in 2014 and 2013 of $8.5 million and $9.4 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2014	2013
2019	$--	$2,901
2021	689	1,184
2022	849	1,083
2023	--	1,302
Thereafter	9,498	12,177
Total	$11,036	$18,647

Of the net operating losses detailed above, $1.5 million are related to net operating losses that CoreCard incurred prior to its acquisition by the company. These net operating losses are subject to Separate Return Limitation Year rules. These net operating loss carryforwards will begin to expire in years 2021 through 2022.

During the fourth quarter of 2014, we believe the stock of our VISaer subsidiary became worthless. We intend to take a $10.2 million worthless stock deduction on our consolidated U.S. Federal income tax return. The loss will be treated as a capital loss for income tax purposes. The capital loss will carryforward for five years and will expire as of December 31, 2019 if not offset by future capital gains.

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

18.	RESTATEMENT

Subsequent to the filing of our Form 10-K on February 18, 2015, the company determined that it had not properly accounted for the tax impact of a determination made in 2014 that the stock of its VISaer subsidiary had become worthless. The company intends to record a $10.2 million worthless stock deduction in its consolidated U.S. Federal income tax return and treat the loss as a capital loss which will carry forward for five years for income tax purposes. As a result, the deferred tax assets and net operating loss carryforwards associated with VISaer went away and the company gained a deferred tax asset of $3.6 million related to the capital loss. Accordingly the company has revised certain items in Note 7 that were impacted by this omission. The restatement does not have any impact on the consolidated balance sheets or statements of operations and cash flows as of and for the year ended December 31, 2014 as previously filed. The effects of the restatement of certain amounts in Note 7 are summarized below:

●	Net deferred tax assets at December 31:

(in thousands)	2014 as restated	2014 as reported
Deferred tax assets:
Federal, state and foreign loss carryforwards	$3,862	$7,039
Capital loss carryforward	3,570	--
Capitalized research and development	--	241
Deferred revenue	71	71
Federal and state tax credits	520	2,269
Other	503	503
Total deferred tax asset	8,526	10,123
Less valuation allowance	(8,526)	(10,123)
Net deferred tax asset	$--	$--

●

In addition, the total net operating loss carryforwards that will expire beginning in 2019 decreased from $20.1 million to $11.0 million and the amounts expiring in each year decreased as well as reflected in the detail below. In addition, the amount of net operating losses subject to Separate Return Limitation Year rules was reduced from $11.3 million to $1.5 million.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2014 as restated	2014 as reported
2019	$--	$2,901
2021	689	1,184
2022	849	1,083
2023	--	1,302
Thereafter	9,498	13,642
Total	$11,036	$20,112