Form 10-Q
period 2015-03-31
INTELLIGENT SYSTEMS CORP
filed 2015-05-15
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, 8,958,028 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Page

Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2015 and December 31, 2014	3
	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	15

Part II	Other Information

Item 6	Exhibits	15

	Signatures	16

Ex. 2.1

Stock Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015).

Ex. 10.1	Thirteenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated March 31, 2015, filed herewith.
Ex. 10.2	Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated April 1, 2015, filed herewith.
Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1.    Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2015	December 31, 2014
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$20,750	$2,624
Marketable securities	465	463
Accounts receivable, net	448	501
Other current assets	210	338
Restricted cash, current portion	900	--
Assets from discontinued operations	--	3,012
Total current assets	22,773	6,938
Investments	1,629	1,605
Property and equipment, at cost less accumulated depreciation	555	581
Restricted cash, noncurrent portion	2,200	--
Other long-term assets	78	81
Total assets	$27,235	$9,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126	$90
Deferred revenue, current portion	607	610
Accrued payroll	519	582
Accrued expenses	31	24
Other current liabilities	274	274
Liabilities from discontinued operations	800	838
Total current liabilities	2,357	2,418
Deferred revenue, net of current portion	225	191
Other long-term liabilities	--	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,958,028 issued and outstanding at March 31, 2015 and December 31, 2014	90	90
Additional paid-in capital	21,541	21,537
Accumulated other comprehensive loss	(113)	(110)
Retained earnings (deficit)	5,546	(12,750)
Total Intelligent Systems Corporation stockholders’ equity	27,064	8,767
Noncontrolling interest	(2,411)	(2,189)
Total stockholders’ equity	24,653	6,578
Total liabilities and stockholders’ equity	$27,235	$9,205

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014 (restated)
Revenue
Products	$136	$113
Services	933	993
Total net revenue	1,069	1,106
Cost of revenue
Products	59	58
Services	547	437
Total cost of revenue	606	495
Expenses
Marketing	71	79
General and administrative	367	332
Research and development	694	787
Loss from operations	(669)	(587)
Other income	2	6
Loss from continuing operations before income taxes	(667)	(581)
Income taxes	3	--
Loss from continuing operations	(670)	(581)
Gain on sale of discontinued operations, net of taxes	18,746	--
Loss from discontinued operations, net of taxes	(3)	(181)
Net income (loss)	18,073	(762)
Net loss attributable to noncontrolling interest	223	176
Net income (loss) attributable to Intelligent Systems Corporation	$18,296	$(586)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	2.09	(0.02)
Earnings (loss) per share	$2.04	$(0.07)
Diluted
Continuing operations	$(0.05)	$(0.05)
Discontinued operations	2.08	(0.02)
Earnings (loss) per share	$2.03	$(0.07)
Basic weighted average common shares outstanding	8,958,028	8,958,028
Diluted weighted average common shares outstanding	9,029,273	8,953,028
Net income (loss) attributable to Intelligent Systems Corporation:
Loss from continuing operations	$(447)	$(405)
Income (loss) from discontinued operations	18,743	(181)
Net income (loss) attributable to Intelligent Systems Corporation	$18,296	$(586)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$18,073	$(762)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(5)
Unrealized gain on available-for-sale marketable securities	2	16
Total comprehensive income (loss)	18,071	(751)
Comprehensive loss attributable to noncontrolling interest	222	176
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$18,293	$(575)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$18,073	$(762)
Loss (income) from discontinued operations	(18,743)	181
Net loss from continuing operations	(670)	(581)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	36	32
Stock-based compensation expense	4	21
Equity in (income) loss of affiliate company	6	(5)
Changes in operating assets and liabilities:
Accounts receivable	53	31
Other current assets	128	27
Other long term assets	3	11
Accounts payable	36	42
Accrued payroll	(63)	(27)
Deferred revenue, current portion	(3)	(131)
Accrued expenses	7	104
Other current liabilities	--	(87)
Deferred revenue, net of current portion	34	(25)
Other long-term liabilities	(18)	--
Net cash used for operating activities	(447)	(588)

INVESTING ACTIVITIES:
Purchases of property and equipment	(10)	(63)
Long-term investment	(30)	--
Net cash used for investing activities	(40)	(63)

Net cash provided by operating activities from discontinued operations	415	169
Net cash provided by (used for) investing activities from discontinued operations	18,202	(23)
Net cash provided by discontinued operations	18,617	146

Effects of exchange rate changes on cash	(4)	(5)
Net increase (decrease) in cash	18,126	(510)
Cash at beginning of period	2,624	3,433
Cash at end of period	$20,750	$2,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$--	$13

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2015 and 2014. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2014, as filed in our Annual Report on Form 10-K/A.

2.

Sale of Subsidiary; Discontinued Operations – On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and has retroactively classified the ChemFree operations as discontinued operations in all periods presented. The company intends to apply operating loss and capital loss carryforwards against the gain of sale and presently expects to incur an alternative minimum tax liability of approximately $181,000 on the transaction, which amount is included in liabilities of discontinued operations as of March 31, 2015. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target set forth in the Stock Purchase Agreement. Based on the initial post-closing working capital determination, we have accrued $200,000 for a working capital adjustment, which amount is reflected in the gain on sale calculation at March 31, 2015. We anticipate that once the working capital adjustment becomes final and binding, an amount equal to $1,100,000 less the final working capital adjustment will be released from escrow to the company in May 2015, assuming the absence of any outstanding claims for indemnification under the Stock Purchase Agreement. As of March 31, 2015, $900,000 of the escrow funds is shown as Restricted Cash – Current Portion (reflecting the escrow of $1,100,000 less the estimated $200,000 working capital adjustment) and the remaining escrow balance of $2,200,000, which will remain in escrow until September 30, 2016, is shown as Restricted Cash – Noncurrent Portion.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

	Three Months Ended March 31,
(unaudited, in thousands)	2015	2014
Net sales	$2,902	$2,564
Operating loss	(3)	(179)
Net income (loss) before income taxes	6	(169)
Income taxes	9	12
Net loss from discontinued operations	$(3)	$(181)

  The major components of the assets and liabilities of discontinued operations presented separately on the balance sheet are as follows:

(in thousands, unaudited)	March 31, 2015	December 31, 2014
Major classes of assets included as part of discontinued operations:
Accounts receivable	$--	$1,276
Inventories	--	1,042
Property, plant & equipment	--	488
Other assets	--	206
Total assets of discontinued operations	$--	$3,012

Major classes of liabilities included as part of discontinued operations:
Accounts payable	$88	$190
Accrued payroll	--	152
Other current liabilities	712	284
Other liabilities	--	212
Total liabilities of discontinued operations	$800	$838

3.

Stock-based Compensation – At March 31, 2015, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three month periods ended March 31, 2015 and 2014 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $4,000 and $21,000 of stock-based compensation expense in the quarters ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there is $13,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2015. The following table summarizes options  as of March 31, 2015:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2015	274,500	$1.72	5.8	$334,092
Vested and exercisable at March 31, 2015	250,000	$1.76	5.4	296,437

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2014 Form 10-K/A.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2015. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

4.

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

6.	Inventories – Following the sale of our former subsidiary, ChemFree, we no longer have any inventory.

7.

Concentration of Revenue – In the three month periods ended March 31, 2015 and 2014, the two largest customers in each period represented an aggregate of 45 percent and 40 percent, of consolidated revenue from continuing operations. However, they were not the same two customers in both periods. Most of our customers have multi-year contracts with recurring minimum revenue as well as professional services fees that vary by period depending on their business needs.

8.

Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2014 Form 10-K/A for a description of our commitments and contingencies in addition to those disclosed herein. Effective April 1, 2015, we entered into a new lease for our U.S. operations. Accordingly, our future minimum lease payments for offices and data centers expiring at various dates through March 31, 2018 are as follows:

Year ended December 31,
(in thousands)
2015 (April 1 – December 31)	$179
2016	198
2017	158
2018	34
Total minimum lease payments	$569

In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.

Industry Segment – Following the sale of our ChemFree subsidiary, management considers our remaining subsidiaries, consisting of CoreCard and its affiliate companies, to be one operating segment. Historically, we have described this industry segment as Information Technology Products and Services but as our company and the financial software and services industries have evolved, we now consider the financial transaction solutions and services (“FinTech”) industry segment to be more appropriate.

10.

Income Taxes – We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized, net of a valuation allowance, for the estimated future tax effects of deductible temporary differences and tax credit carry-forwards. A valuation allowance against deferred tax assets is recorded when, and if, based upon available evidence, it is more likely than not that some or all deferred tax assets will not be realized.

There were no unrecognized tax benefits at March 31, 2015 and December 31, 2014. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2011.

11.	Reclassification – Certain prior year numbers related to the ChemFree subsidiary have been reclassified to conform to the current year presentation.

12.

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This guidance states that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The pronouncement also requires additional disclosures regarding individually significant disposals of components that do not meet the criteria to be recognized as a discontinued operations as well as additional and expanded disclosures. ASU 2014-8 was effective for periods after December 15, 2014 and accordingly, we have prepared the Consolidated Financial Statements presented herein in accordance with this ASU.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

13.

Subsequent Event – On April 22, 2015, we commenced a modified “Dutch” auction style tender offer to purchase for cash shares of our common stock for an aggregate purchase price of no more than $5 million. The tender offer expires May 19, 2015, unless extended. Depending upon the number of shares tendered and the purchase price per share, we could use up to $5 million of our cash and reduce the number of shares outstanding by as much as 1.96 million shares (approximately 21.9%) during the quarter ended June 30, 2015. We have evaluated subsequent events through the date when these financial statements were issued and, except as disclosed above or elsewhere in this Form 10-Q, we are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K/A for the year ended December 31, 2014 as filed with the Securities and Exchange Commission.

Overview

The results reported reflect the effect of the sale of ChemFree subsidiary on March 31, 2015, as explained in more detail in Note 2 to the Consolidated Financial Statements. We have retroactively classified the ChemFree operations as discontinued operations in all periods presented. Our consolidated continuing operations consist primarily of the CoreCard Software subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. Since the ChemFree subsidiary was our largest and most profitable operating company, our reported results for continuing operations will reflect significantly lower revenue and operating losses in the near-term.

CoreCard provides technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. Our service revenue consists of fees for software customization, maintenance and support for licensed software products as well as fees for processing services that we provide to companies that prefer to outsource their financial transaction processing functions rather than license our software for in-house operations.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. CoreCard may report operating profits on an irregular basis and its results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of CoreCard’s expense is related to personnel, including approximately 200 employees located in India and Romania. In addition, CoreCard is now offering processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. There are a number of uncertainties related to a new line of business. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources and processes to support this new processing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

●

Customers typically require our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●	The timing of new processing customer implementations is often dependent on third party approvals or processes which are typically not under our direct control.

The recent sale of the ChemFree operations has resulted in significant cash balances. Presently we intend to use up to $5 million to repurchase shares of our common stock pursuant to a modified “Dutch” auction tender initiated on April 22, 2015. We intend to use the additional proceeds to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report. The results for 2014 have been reclassified to reflect the former ChemFree subsidiary as a discontinued operation.

Revenue – Total revenue from continuing operations in the three month period ended March 31, 2015 was $1,069,000, three percent lower than total revenue in the first quarter of 2014.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $136,000 in the three month period ended March 31, 2015, compared to $113,000 in the three months ended March 31, 2014. The increase reflects growth in the number of accounts covered by certain software licenses.

●

Revenue from services was $933,000 in the first quarter of 2015 compared to $993,000 in the first quarter of 2014. Revenue from transaction processing services and professional services were both higher in the first quarter of 2015 as compared to the first quarter of 2014 due to an increase in the number of customers and accounts on file and more revenue was generated from professional services due to an increase in the number and value of professional services contracts completed during the first quarter of 2015. In the first quarter of 2015, total maintenance revenue from annual contracts for technical and software support was lower than in the first quarter of 2014 due to the expiration of a contract in the second quarter of 2014; however maintenance revenue associated with the current installed base of customers was higher than in the first quarter of 2014. We expect that processing services will continue to grow as CoreCard’s customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 57 percent and 45 percent of total revenue in the three month period ended March 31, 2015 and 2014, respectively.

●

Cost of product revenue as a percent of product revenue was 43 percent and 51 percent in the periods ended March 31, 2015 and 2014, respectively but essentially the same absolute dollar cost in both periods.

●

Cost of service revenue as a percentage of total service revenue was 59 percent in the first quarter of 2015 compared to 44 percent in the first quarter of 2014. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support and currently expect these costs to continue to outpace processing revenue for the foreseeable future.

Operating Expenses – In the three month period ended March 31, 2015, total operating expenses from continuing operations were six percent lower than in the comparable period in 2014. Marketing expenses were lower by $8,000 and General and Administrative expenses were higher by $35,000, due to a number of changes between periods, none of which are individually material. Research and development expenses were $93,000 (12 percent) lower in the first quarter of 2015 compared to the same period last year, mainly due to more technical personnel expenses being charged to direct cost of services for maintenance, professional services and processing.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,746,000 on the sale of our ChemFree subsidiary in the first quarter of 2015.

Liquidity and Capital Resources

Our cash balance at March 31, 2015 was $20.8 million compared to $2.6 million at December 31, 2014. The principal source of cash during the period was the sale of the ChemFree subsidiary which generated cash proceeds of $18.2 million on the closing of the transaction. In addition, a total of $3.3 million of the sale price was placed in escrow for purposes of securing our obligations to indemnify the buyer and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target working capital. As of March 31, 2015, $1.1 million of the escrow funds (less an estimated working capital adjustment of $200,000) is recorded as Restricted Cash - Current Portion and will be released in the second quarter of 2015. The remaining escrow balance of $2.2 million will remain in escrow until September 30, 2016 and is recorded as Restricted Cash – Noncurrent Portion as of March 31, 2015.

During the three months ended March 31, 2014, continuing operations used $447,000 cash for operations. In the current quarter, discontinued operations generated $415,000 from operating activities, in addition to the proceeds from the sale of ChemFree discussed above.

As explained in Note 13 to the Consolidated Financial Statements, on April 22, 2015, we initiated a modified “Dutch” auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of up to $5.0 million, which will be financed by a portion of the proceeds from the ChemFree sale. We expect to have sufficient liquidity from cash on hand as well as projected customer payments at CoreCard to support our operations and capital equipment purchases in the foreseeable future.

We renewed our line of credit in June 2014 with a maximum principal availability of $1.25 million based on qualified receivables; however, we have not borrowed under the bank line of credit in the past five years and do not expect to do so in the foreseeable future. The line of credit expires June 30, 2016, subject to the bank renewing the line for an additional period.

We expect to use cash in excess of what is required for our current CoreCard operations for opportunities we believe will expand our CoreCard and FinTech business, although there can be no assurance that appropriate opportunities will arise.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of intangibles, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for 2014. During the three month period ended March 31, 2015, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K/A for 2014.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty. Any trend or delay that affects our CoreCard subsidiary could have a negative impact on our consolidated results of operations or cash requirements on a quarterly or annual basis. In addition, the carrying value of our investments is impacted by a number of factors which are generally beyond our control since we are typically a non-control shareholder in a private company with limited liquidity.

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

●	Our long-term future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
●	Other general economic and political conditions could cause customers to delay or cancel purchases.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

2.1	Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015)

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Thirteenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated March 31, 2015, filed herewith.

10.2	Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated April 1, 2015, filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 15, 2015	By: /s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 15, 2015	By: /s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.		Descriptions
2.1		Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015)

3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1		Thirteenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated March 31, 2015, filed herewith.

10.2		Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated April 1, 2015, filed herewith

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculations

101.DEF	**	XBRL Taxonomy Extension Definitions

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.