Form 10-Q
period 2015-09-30
INTELLIGENT SYSTEMS CORP
filed 2015-11-13
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, 8,731,299 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2015 and December 31, 2014	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	4
	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	14

Part II	Other Information

Item 6	Exhibits	15

Signatures		15

Ex. 2.1	Stock Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015).
Ex. 10.1	Thirteenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated March 31, 2015 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the period ended March 31, 2015).
Ex. 10.2	Lease Agreement by and between Intelligent Systems Corporation and ISC Properties, LLC dated April 1, 2015 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the period ended March 31, 2015).
Ex.31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$18,580	$2,624
Marketable securities	394	463
Accounts receivable, net	963	501
Note and interest receivable	150	--
Other current assets	411	338
Assets from discontinued operations	--	3,012
Total current assets	20,498	6,938
Investments	1,664	1,605
Property and equipment, at cost less accumulated depreciation	661	581
Restricted cash, noncurrent portion	2,200	--
Other long-term assets	57	81
Total assets	$25,080	$9,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176	$90
Deferred revenue, current portion	1,422	610
Accrued payroll	514	582
Accrued expenses	26	24
Other current liabilities	231	274
Liabilities from discontinued operations	181	838
Total current liabilities	2,550	2,418
Deferred revenue, net of current portion	151	191
Other long-term liabilities	--	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,731,299 and 8,958,028 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	87	90
Additional paid-in capital	20,869	21,537
Accumulated other comprehensive loss	(181)	(110)
Retained earnings (deficit)	4,330	(12,750)
Total Intelligent Systems Corporation stockholders’ equity	25,105	8,767
Noncontrolling interest	(2,726)	(2,189)
Total stockholders’ equity	22,379	6,578
Total liabilities and stockholders’ equity	$25,080	$9,205

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Revenue
Products	$139	$172	$413	$439
Services	1,093	937	3,096	2,745
Total net revenue	1,232	1,109	3,509	3,184
Cost of revenue
Products	55	65	166	195
Services	603	481	1,774	1,371
Total cost of revenue	658	546	1,940	1,566
Expenses
Marketing	58	72	180	227
General and administrative	433	243	1,527	776
Research and development	703	728	2,114	2,351
Loss from operations	(620)	(480)	(2,252)	(1,736)
Other income	46	4	74	137
Loss from continuing operations before income taxes	(574)	(476)	(2,178)	(1,599)
Income taxes	--	18	3	18
Loss from continuing operations	(574)	(494)	(2,181)	(1,617)
Gain (loss) on sale of discontinued operations, net of taxes	--	--	18,726	--
Income (loss) from discontinued operations, net of taxes	--	448	(3)	688
Net income (loss)	(574)	(46)	16,542	(929)
Net loss attributable to noncontrolling interest	150	211	538	642
Net income (loss) attributable to Intelligent Systems Corporation	$(424)	$165	$17,080	$(287)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic
Continuing operations	$(0.05)	$(0.03)	$(0.19)	$(0.11)
Discontinued operations	--	0.05	2.12	0.08
Earnings (loss) per share	$(0.05)	$0.02	$1.93	$(0.03)
Diluted
Continuing operations	$(0.05)	$(0.03)	$(0.19)	$(0.11)
Discontinued operations	--	0.05	2.10	0.08
Earnings (loss) per share	$(0.05)	$0.02	$1.91	$(0.03)
Basic weighted average common shares outstanding	8,731,299	8,958,028	8,832,067	8,958,028
Diluted weighted average common shares outstanding	8,731,299	8,969,016	8,935,009	8,958,028
Net income (loss) attributable to Intelligent Systems Corporation:
Loss from continuing operations	$(424)	$(283)	$(1,643)	$(975)
Income from discontinued operations	--	448	18,723	688
Net income (loss) attributable to Intelligent Systems Corporation	$(424)	$165	$17,080	$(287)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2015	2014	2015	2014
Net income (loss)	$(574)	$(46)	$16,542	$(929)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	6	(3)	4
Unrealized gain (loss) on available-for-sale marketable securities	(50)	(41)	(68)	(2)
Total comprehensive income (loss)	(621)	(81)	16,471	(927)
Comprehensive loss attributable to noncontrolling interest	150	211	538	642
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$(471)	$130	$17,009	$(285)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2015	2014

OPERATING ACTIVITIES:
Net income (loss)	$16,542	$(929)
Income from discontinued operations	(18,723)	(688)
Net loss from continuing operations	(2,181)	(1,617)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	168	117
Stock-based compensation expense	13	45
Investment income, net	--	(125)
Equity in (income) loss of affiliate company	21	(2)
Changes in operating assets and liabilities:
Accounts receivable	(462)	338
Other current assets	(73)	(22)
Other long term assets	25	32
Accounts payable	86	42
Accrued payroll	(68)	(27)
Deferred revenue, current portion	812	(11)
Accrued expenses	2	36
Other current liabilities	(43)	(30)
Deferred revenue, net of current portion	(40)	--
Other long-term liabilities	(18)	(71)
Net cash used for operating activities	(1,758)	(1,295)

INVESTING ACTIVITIES:
Purchase of marketable securities	--	(132)
Purchases of property and equipment	(248)	(136)
Advance on note receivable	(150)	--
Long-term investment	(80)	169
Net cash used for investing activities	(478)	(99)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	8	--
Repurchase of capital stock pursuant to tender offer	(692)	--
Net cash used for financing activities	(684)	--

Net cash provided by (used for) operating activities from discontinued operations	(204)	707
Net cash provided by (used for) investing activities from discontinued operations	19,082	(80)
Net cash provided by discontinued operations	18,878	627
Effects of exchange rate changes on cash	(2)	4
Net increase (decrease) in cash	15,956	(763)
Cash at beginning of period	2,624	3,433
Cash at end of period	$18,580	$2,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$--	$65

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2015 and 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2014, as filed in our Annual Report on Form 10-K/A.

2.

Sale of Subsidiary; Discontinued Operations – On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and has retroactively classified the ChemFree operations as discontinued operations in all periods presented. The company intends to apply operating loss and capital loss carryforwards against the gain of sale and presently expects to incur an alternative minimum tax liability of approximately $181,000 on the transaction, which amount is included in liabilities of discontinued operations as of June 30, 2015. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target set forth in the Stock Purchase Agreement. Based on the initial post-closing working capital determination, we accrued $200,000 for a working capital adjustment, which amount was reflected in the gain on sale calculation reported in the Form 10-Q for the period ended March 31, 2015. In the quarter ended June 30, 2015, we expensed an additional $20,000 for the final working capital adjustment. In the quarter ended September 30, 2015, $880,000 that had been held as Restricted Cash – Current Portion related to the escrow was released to the company. The remaining escrow balance of $2,200,000, which will remain in escrow until September 30, 2016, is shown as Restricted Cash – Noncurrent Portion.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2015	2014	2015	2014
Net sales	--	$2,678	$2,902	$7,967
Operating income (loss)	--	446	(3)	682
Net income before income taxes	--	456	6	708
Income taxes	--	8	9	20
Net income (loss) from discontinued operations	--	$448	$(3)	$688

The major components of the assets and liabilities of discontinued operations presented separately on the balance sheet are as follows:

(in thousands, unaudited)	September 30, 2015	December 31, 2014
Major classes of assets included as part of discontinued operations:
Accounts receivable	$--	$1,276
Inventories	--	1,042
Property, plant & equipment	--	488
Other assets	--	206
Total assets of discontinued operations	$--	$3,012

Major classes of liabilities included as part of discontinued operations:
Accounts payable	$--	$190
Accrued payroll	--	152
Other current liabilities	181	284
Other liabilities	--	212
Total liabilities of discontinued operations	$181	$838

3.

Tender Offer Stock Repurchase - On April 22, 2015, we commenced a modified “Dutch” auction style tender offer to purchase for cash shares of our common stock for an aggregate purchase price of no more than $5 million. The tender offer expired May 19, 2015. We accepted for tender 230,729 shares of common stock at a purchase price per share of $3.00 for an aggregate purchase price of $692,187. Shares repurchased were cancelled, resulting in a decline in the number of outstanding shares at September 30, 2015.

4.

Stock-based Compensation - At September 30, 2015, we have three stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $5,000 and $14,000 of stock-based compensation expense in the three months ended September 30, 2015 and 2014, respectively and $13,000 and $44,000 for the nine month periods ended September 30, 2015 and 2014, respectively. The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2014 Form 10-K/A.

As of September 30, 2015, there is $28,000 of unrecognized compensation cost related to stock options. During the nine month period ended September 30, 2015, an aggregate of 12,000 options were granted to three independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the Annual Shareholders meeting. During the nine month period ended September 30, 2015, 4,000 options were exercised and 12,000 options expired unexercised.

The following table summarizes stock options as of September 30, 2015:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2015	274,500	$1.76	5.8	$329,280
Vested and exercisable at September 30, 2015	254,500	$1.72	5.5	$316,880

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2015. The amount of aggregate intrinsic value will change based on the fair value of the company’s stock.

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

8.

Concentration of Revenue – In the three month periods ended September 30, 2015 and 2014, the two largest customers represented in aggregate 46 percent and 42 percent of consolidated revenue, respectively. In the nine month period ended September 30, 2015 and 2014, the two largest customers represented in aggregate 44 percent and 49 percent of consolidated revenue, respectively. Most of our customers have multi-year contracts with recurring minimum revenue as well as professional services fees, that vary by period depending on their business needs.

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

Year ended December 31,
(in thousands)
2015 (October 1 – December 31)	$68
2016	198
2017	158
2018	34
Total minimum lease payments	$458

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

There were no unrecognized tax benefits at September 30, 2015 and December 31, 2014. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

14.

Subsequent Event – On October 28, 2015, Lancope, Inc., a technology company in which we hold a less than 1 percent equity interest, announced that it had agreed to be acquired by Cisco in a cash transaction valued at approximately $452 million. The transaction is scheduled to close within 90 days, subject to customary closing conditions including escrow provisions. At September 30, 2015, our carrying value for Lancope was $214,000. Based on preliminary information provided to us, if and when the transaction is completed, we would receive between $2.2 million and $2.5 million in total compensation. There can be no assurance, however, that the transaction will be concluded on the terms announced, or that it will be concluded at all. We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

CoreCard provides technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to CoreCard, and professional services primarily for software customizations provided to both license and processing customers.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. CoreCard may report operating profits on an irregular basis and its results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of CoreCard’s expense is related to personnel, including approximately 200 employees located in India and Romania. In addition, CoreCard offers processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We are likely to incur losses in the near future for the processing business because contract revenue is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Revenue – Total revenue from continuing operations in the three and nine month periods ended September 30, 2015 was $1,232,000 and $3,509,000, respectively, which represent increases of 11 percent and 10 percent compared to the respective periods in 2014.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $139,000 and $413,000 in the three and nine month periods, respectively, ended September 30, 2015, compared to $172,000 and $439,000 in the same periods in 2014. Changes between periods generally reflect the timing of tier upgrade fees related to the number of accounts covered by certain software licenses.

●

Revenue from services was $1,093,000 and $3,096,000 in the three and nine month periods ended September 30, 2015, which represent an increase of 17 percent and 13 percent compared to the respective periods in 2014. Revenue from transaction processing services and professional services were both higher in the third quarter and year-to-date periods of 2015 as compared to the same periods in 2014 due to an increase in the number of customers and accounts on file for processing operations and more revenue was generated from professional services due to an increase in the number and value of professional services contracts completed in 2015. Maintenance revenue from annual contracts for technical and software support was higher in the third quarter of 2015 than in the same period last year. However, year-to-date maintenance revenue was lower in 2015 than in the corresponding period in 2014, due to the expiration of a contract in the second quarter of 2014. As expected, revenue from processing services continues to grow as CoreCard’s customer base increases; however, the time required to implement new customer programs has taken longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 53 percent and 55 percent of total revenue in the three and nine month periods ended September 30, 2015, respectively, compared to 49 percent in both of the corresponding periods in 2014.

●

Cost of product revenue as a percent of product revenue was 40 percent in the three and nine month periods ended September 30, 2015 as compared to 38 percent and 44 percent for the corresponding periods in 2014. Generally, the changes between periods are immaterial in amount and reflect the number of resources required to support our licensed customers, which may vary depending upon numerous factors such as the mix of new versus established customers.

●

Cost of service revenue as a percentage of total service revenue was 55 percent and 57 percent in the third quarter and year-to-date periods in 2015 compared to 51 percent and 50 percent in the corresponding periods in 2014. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support and currently expect these costs to continue to outpace processing revenue for the foreseeable future.

Operating Expenses – In the three and nine month periods ended September 30, 2015, total operating expenses from continuing operations were higher than in the corresponding periods in 2014. General and administrative expenses were significantly higher in the third quarter and year-to-date periods of 2015 than in the corresponding periods in 2014, mainly due to factors related to the sale of the ChemFree subsidiary. In 2014 a significant component of corporate G&A expenses was charged to our former ChemFree subsidiary for services provided by the corporate office to ChemFree and is included in the line item Income/Loss from Discontinued Operation. Following the sale of ChemFree in March 2015, corporate activities and resources (and the associated expense) have been re-focused on our continuing operations, primarily the CoreCard business and strategic initiatives, resulting in higher G&A expenses for continuing operations in 2015. In addition, the increase in G&A expenses for year-to-date 2015 includes bonuses paid following the ChemFree sale as well as transaction expenses for the tender offer. Research and development expenses were 14 percent lower in the third quarter of 2015 and 13 percent lower year-to-date 2015 compared to the corresponding periods last year, mainly due to more technical personnel expenses being charged to direct cost of services for maintenance, professional services and processing.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,726,000 on the sale of our ChemFree subsidiary in the year-to-date period of 2015.

Liquidity and Capital Resources

Our cash balance at September 30, 2015 was $18,580,000 compared to $2,624,000 at December 31, 2014. The principal source of cash during the period was the sale of the ChemFree subsidiary which generated cash proceeds of $18,202,000 on the closing of the transaction. In addition, a total of $3,300,000 of the sale price was placed in escrow for purposes of securing our obligations to indemnify the buyer and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target working capital. As of September 30, 2015, $880,000 of the escrow funds has been released to us and is included in the cash balance at quarter end. The remaining escrow balance of $2,200,000 will remain in escrow until September 30, 2016 and is recorded as Restricted Cash – Noncurrent Portion as of September 30, 2015.

During the nine months ended September 30, 2015, continuing operations used $1,758,000 cash for operations of the CoreCard business and corporate office as well as payment of bonuses related to the sale of the ChemFree subsidiary. The most significant working capital changes since December 31, 2014 include an increase in accounts receivable of $462,000 due to higher billings in the third quarter of 2015 as well as an increase in deferred revenue of $812,000 due to milestone billings for in-process contracts and deposits for professional services, which are not yet recognizable for GAAP reporting. We also used $248,000 cash to acquire computer equipment for our processing data center and to upgrade office equipment for technical resources. In addition, we used $80,000 for long-term investments and $150,000 for a short-term secured loan to an investee company.

As explained in Note 3 to the Consolidated Financial Statements, on April 22, 2015, we initiated a modified “Dutch” auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of up to $5.0 million. Upon completion of the tender offer, we purchased and retired 230,729 shares, using $692,000 of the proceeds from the ChemFree sale.

In the nine months ended September 30, 2015, discontinued operations generated $18,878,000 net cash, principally from the sale of ChemFree discussed above.

We renewed our line of credit in June 2014 with a maximum principal availability of $1.25 million based on qualified receivables; however, we have not borrowed under the bank line of credit in the past five years. The line of credit expires June 30, 2016, subject to the bank renewing the line for an additional period.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments at CoreCard to support our operations and capital equipment purchases in the foreseeable future. As explained in Note 14 to the Consolidated Financial Statements, we could receive between $2.2 million and $2.5 million in total compensation if the sale of Lancope is concluded on the terms announced, which would increase our short-term liquidity. Given our current cash on hand, we are not relying or dependent upon this transaction to meet our foreseeable cash needs. Currently we expect to use cash in excess of what is required for our current CoreCard operations for opportunities we believe will expand our CoreCard and FinTech business, although there can be no assurance that appropriate opportunities will arise.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of intangibles, valuation of investments and accrued expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for 2014. During the nine month period ended September 30, 2015, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K/A for 2014.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

As an alternative to licensing its software, CoreCard also offers processing services running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if CoreCard fails to manage the risks associated with its processing operations, it could have a negative impact on our business.

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

●	Delays in anticipated customer payments for any reason would increase our cash requirements.
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

Ex 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011).

Ex 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 13, 2015	By:	/s/	J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 13, 2015	By:	/s/	Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
2.1

Stock Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011).

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

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