Form 10-K
period 2015-12-31
INTELLIGENT SYSTEMS CORP
filed 2016-03-16
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K.

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2015 was $19,582,276 (computed using the closing price of the common stock on June 30, 2015 as reported by the NYSE MKT).

As of February 29, 2016, 8,731,299 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2016 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

			Page
Part I

Item
	1.	Business	1
	2.	Properties	5
	3.	Legal Proceedings	5
	4.	Mine Safety Disclosures	5
Part II

	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
	8.	Financial Statements	12
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
	9A.	Controls and Procedures	12

Part III

	10.	Directors, Executive Officers and Corporate Governance	13
	11.	Executive Compensation	13
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
	13	Certain Relationships and Related Transactions, and Director Independence	14
	14.	Principal Accountant Fees and Services	14

Part IV

	15.	Exhibits and Financial Statement Schedules	15
Signatures			17

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

ITEM 1.      BUSINESS

Overview

Intelligent Systems Corporation, a Georgia corporation, and its predecessor companies have operated since 1973 and its securities have been publicly traded since 1981. In this report, sometimes we use the terms “company”, “us”, “ours”, “we”, “Registrant” and similar words to refer to Intelligent Systems Corporation and subsidiaries. Our executive offices are located at 4355 Shackleford Road, Norcross, Georgia 30093 and our telephone number is (770) 381-2900. Our Internet address is www.intelsys.com. We publish our Securities and Exchange Commission (“SEC”) reports on our website as soon as reasonably practicable after we file them with or furnish them to the SEC, and shareholders may access and download these reports free of charge.

On March 31, 2015, we sold our largest operating subsidiary, ChemFree Corporation to CRC Industries, Inc., a Pennsylvania corporation (“CRC”). ChemFree manufactures and markets a line of parts washers under the SmartWasher® trademark. Accordingly, we have retroactively classified the ChemFree operations as discontinued operations in all periods presented.

Following the sale of ChemFree, we are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our FinTech operations are conducted through our CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. We own approximately 96 percent of CoreCard. We also have two wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India, that perform software development and testing as well as processing operations support for CoreCard, but do not sell products or services to third parties.

For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

CoreCard Software, Inc. – We conduct our business primarily through CoreCard Software, Inc. (“CoreCard”). Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but do not sell products or services to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. CoreCard also uses the same software solutions in its processing operations for companies that prefer to outsource this function to CoreCard rather than license the software for in-house operations.

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

The CoreCard® proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:

●

Credit/Debit Cards/Loans – revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc. Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e. MasterCard or VISA) bank cards, fleet cards, short-term consumer loans and revolving accounts receivable.

●

Prepaid Cards – pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest. Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, student aid disbursement, government assistance payments, corporate expense cards, and transit cards.

The CoreCard® software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. For example, the CoreCard® solutions are feature-rich, browser-based financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on lower cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from a lower overall cost-of-ownership and scalability by adding additional servers as their card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

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

It has taken more time and resources than expected to build the relationships and infrastructure to support CoreCard’s Processing Services line of business. However, CoreCard is now processing prepaid cards and credit financing for a number of customers and intends to steadily grow this business as it adds new processing customers in 2016. CoreCard has a data processing center and disaster recovery site at secure third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-16 SOC 1 independent audit report that can be relied on by its prepaid processing customers. It has obtained certification from the Discover, MasterCard, Star and Pulse networks and expects to complete direct connections and certification by other major network associations in 2016.

CoreCard has relationships with several financial institutions that are important for network certification, referrals for processing or program managers, and sponsoring prospective card programs.

In 2015, CoreCard added Program Manager capabilities in addition to processing services, which will allow us to gain experience and increase revenue potential, although we do not expect any significant revenue impact near term.

CoreCard’s principal target markets include accounts receivable businesses, prepaid card issuers, retail and private-label issuers, small third-party processors, and small and mid-size financial institutions in the United States. It is adding customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard also competes to some extent with larger and more established software suppliers, and a number of software solution providers that offer more limited functional modules. Some of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers a robust technology platform, lower overall cost-of-ownership, greater system flexibility, and more customer-driven marketing options. Furthermore, we believe our processing option is an attractive alternative particularly for small, prepaid and credit issuers or companies entering new credit or prepaid markets that may not have the technology expertise to run the software in-house initially. Under our processing option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard® software platform and modules include CoreENGINE™, CoreISSUE™, CoreFraud™, CoreCOLLECT™, CoreSALES™, CoreAPP™, CoreMONEY™ and CoreAcquire™. Using a proprietary, base transaction processing platform called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management. In addition, CoreCard configures and/or customizes its robust base modules with additional or specific functionality to meet each customer’s requirements. The company has developed and sold such products to customers in the prepaid, fleet, private label, retail and credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully, particularly for the processing services business.

Historically, most of the company’s sales have resulted from prospects contacting CoreCard based on an online search. CoreCard typically sells its products directly to customers, often in competitive situations, with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users and the number of software modules licensed with initial contract revenue typically ranging from $200,000 to $1 million. We also derive service revenue from implementation, customization, and annual maintenance and support contracts for our licensed software. In addition to licensing our software, we offer processing services (running on the CoreCard software platform). Processing customers pay an implementation and setup fee plus monthly service fees under a contract with a term of three or more years. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on contracts may lead to considerable fluctuation in revenue and profitability. There are often delays in implementation cycles, especially for processing customers, due to third party approvals or processes that are outside of CoreCard’s control and thus it is not possible to predict with certainty when we will be able to begin recognizing revenue on new contracts.

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

We believe that uncertainty and turmoil in the financial services sector as well as the increased regulatory and compliance requirements have had a negative impact on buying decisions for potential customers in recent years. The situation has impacted and may continue to impact the willingness and ability of banks and network associations (such as MasterCard or Visa) to approve new customer programs which could impact demand for our product and service offerings.

Our business is not seasonal.

Incubator Program

For more than twenty-five years, we have been associated with an incubator program (the Gwinnett Innovation Park) at our corporate facility in Norcross, a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, and a network of peers. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a positive way by supporting entrepreneurship and start-ups, with minimal financial outlay or management time.

Non-consolidated Companies

From time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so. Typically, these companies are privately held, early stage companies in technology-related fields. From time to time, we may increase our investment in a company or write down the value of an investment if we believe it is impaired or there may be a liquidation event in which we participate. Typically the timing and amounts of such events are not predictable. Please refer to Note 4 to our Consolidated Financial Statements for more information related to a sale and a write-down of two of our non-consolidated companies.

Research and Development

We spent $2.9 million and $3.2 million in the years ended December 31, 2015 and 2014, respectively, on company sponsored research and development. All of our consolidated research and development expense is related to our FinTech business. We maintain a workforce of approximately 225 employees in our offshore operations in India and Romania for software development and testing, as well as operations support for processing services. We continuously add new features and functionality to our financial technology software in response to market requirements and trends and expect to continue to do so.

Patents, Trademarks and Trade Secrets

We have one U.S. patent covering aspects of CoreCard’s core software platform. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and various foreign jurisdictions various trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is one element in developing and maintaining brand recognition and protecting our intellectual property. We presently market our products under trademarks and service marks such as CoreCard®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreMONEY™ and others.

Personnel

As of February 15, 2016, we had 252 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, 246 are involved in CoreCard’s software development, testing and operations, and 6 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 14 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.	PROPERTIES

We have a lease covering approximately 15,000 square feet in Norcross, Georgia to house our product development, manufacturing, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed April 15, 2015 for a three year term. We also lease a small office in Timisoara, Romania and we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries. We believe our facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

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

Year Ended December 31,	2015		2014
	High	Low	High	Low
1st Quarter	$2.98	$1.58	$2.68	$1.60
2nd Quarter	3.34	2.64	1.91	1.28
3rd Quarter	3.09	2.44	1.87	1.26
4th Quarter	3.49	2.72	1.64	0.97

We had 235 shareholders of record as of February 15, 2016. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On February 9, 2016, we paid a special cash dividend of $0.35 per share totaling $3,056,000 to shareholders. However, the company has not paid regular dividends in the past and does not expect to pay any regular dividends in the foreseeable future. Under our revolving line of credit facility, we are precluded from paying dividends without obtaining consent from our lender. See Note 6 to the Consolidated Financial Statements.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND Results OF OPERATIONS

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.

Revenue Recognition — Product revenue consists of fees from software licenses. Service revenue consists of fees for processing services; professional services for software customization, consulting, training; reimbursable expenses; and software maintenance and customer support.

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

Purchases of additional licenses for tier upgrades or additional modules are recognized as license revenue in the period in which the purchase is made for perpetual licenses or ratably over the remaining contract term for non-perpetual licenses..

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

Deferred revenue consists of advance payments by software customers for annual or quarterly PCS, advance payments from customers for software licenses and professional services not yet delivered, and initial implementation payments for processing services or bundled license and support services in multi-year contracts. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Valuation of Investments – We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. In the fourth quarter of 2015, we recorded an impairment charge of $792,000 to reduce the carrying value of NKD Enterprises to management’s estimate of net realizable value. During the same quarter, we recorded a gain on investment of $2.0 million when Lancope, Inc., an investee company, was sold to Cisco, Inc. Such gains or writedowns can have material impacts on our financial condition or results of operations and are generally not predictable in advance.

Executive Summary

The results reported reflect the effect of the sale of ChemFree subsidiary on March 31, 2015, as explained in more detail in Note 2 to the Consolidated Financial Statements. We have retroactively classified the ChemFree operations as discontinued operations in all periods presented. Our consolidated continuing operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

We provide technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to us, and professional services primarily for software customizations provided to both license and processing customers.

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of our expense is related to personnel, including approximately 225 employees located in India and Romania. In addition, we offer processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We are likely to incur losses in the near future because revenue for processing services is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

The sale of the ChemFree operations has resulted in significant cash balances. We used $692,000 to repurchase shares of our common stock pursuant to a modified “Dutch” auction tender that ended on May 19, 2015. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue from continuing operations in 2015 was $4,782,000 which represents a 14 percent increase over 2014. We experienced revenue growth on both the products and services sides of the business.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $614,000 in 2015, a 20% increase over the $510,000 reported in 2014. The product sales customer base remained consistent year to year with fluctuations in revenue generally reflecting the timing of tier upgrade fees related to the number of accounts covered by certain software licenses. The time required to implement a new software license customer due, in part, to the customizations typically requested by the customer generally results in a long lead time from start to finish. As such, certain software license revenue planned for 2015 has been pushed out to 2016.

●

Revenue from services was $4,168,000 in 2015, which represents a 13 percent increase over the $3,677,000 reported in 2014. Revenue from transaction processing services and professional services were both higher in 2015 as compared to 2014 due to an increase in the number of customers and accounts on file for processing operations and more revenue was generated from professional services due to an increase in the number and value of professional services contracts completed in 2015. Maintenance revenue was lower in 2015 than in 2014, due to the expiration of a contract in the second quarter of 2014. As expected, revenue from processing services continues to grow as CoreCard’s customer base increases; however, the time required to implement new customer programs has taken longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 53 percent of total revenue for the twelve months ended December 31, 2015, compared to 49 percent for the twelve months ended December 31, 2014.

●

Cost of product revenue was $219,000 or 36 percent as a percent of product revenue in 2015 compared to $248,000 or 49 percent as a percent of product revenue in 2014. The differences are relatively immaterial in amount and reflect the number of resources required to support our licensed customers, which may vary depending upon numerous factors such as the mix of new versus established customers. The cost of product as a percent of product revenue may fluctuate depending upon the timing of tier upgrade fee revenue which generally has no additional cost of product associated with it.

●

Cost of service revenue in 2015 was $2,331,000 or as a percentage of total service revenue 56 percent compared to $1,823,000 or as a percentage of total service revenue 50 percent in 2014. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support and currently expect these costs to continue to outpace processing revenue for the foreseeable future.

Operating Expenses – For the twelve month period ended December 31, 2015, total operating expenses from continuing operations were higher than in the corresponding period in 2014. General and administrative expenses were significantly higher in 2015 than in 2014, mainly due to factors related to the sale of the ChemFree subsidiary. In 2014 a significant component of corporate G&A expenses was charged to our former ChemFree subsidiary for services provided by the corporate office to ChemFree and is included in the line item Income from Discontinued Operations. Following the sale of ChemFree in March 2015, corporate activities and resources (and the associated expense) have been re-focused on our FInTech business and strategic initiatives, resulting in higher G&A expenses for continuing operations in 2015. In addition, the increase in G&A expenses for 2015 includes bonuses paid following the ChemFree sale as well as transaction expenses for the tender offer. Research and development expenses were 10 percent lower in 2015 as compared to 2014, mainly due to more technical personnel expenses being charged to direct cost of services for maintenance, professional services and processing. Marketing expenses remained relatively immaterial as a percentage of total operating expenses, 5% in 2015 and 6% in 2014, as resources have been more heavily dedicated to the research and development efforts of the business. We anticipate increasing marketing expenditures in the future as we are better positioned to support the processing business.

Investment Income – In 2015, we recorded $1,247,000 of investment income, which was comprised primarily of $2,034,000 on the sale of our minority interest in Lancope, Inc., in December 2015 offset in part by an impairment charge of $792,000 in the fourth quarter of 2015 to write down the carrying value of another investee company, NKD Enterprises, to our estimate of net realizable value. In 2014, we recorded investment income, net, of $128,000. We recorded a gain of $145,000, on the sale of our minority interest in Silverpop, a privately-held company that was sold in 2014. Offset against this investment gain was a write-down of $17,000 to reduce the carrying value to of a privately held company in which we owned a small interest to zero, our estimate of its net realizable value.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,802,000 on the sale of our ChemFree subsidiary in 2015.

Income From Discontinued Operations – In 2015, there was a loss from discontinued operations of $3,000 prior to the sale on March 31, 2015, compared to income from discontinued operations of $1,211,000 in 2014.

Liquidity and Capital Resources

Our cash balance at December 31, 2015 was $18,059,000 compared to $2,624,000 at December 31, 2014. The principal source of cash during the period was the sale of the ChemFree subsidiary which generated cash proceeds of $18,202,000 on the closing of the transaction. In addition, a total of $3,300,000 of the sale price was placed in escrow for purposes of securing our obligations to indemnify the buyer and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target working capital. As of December 31, 2015, $880,000 of the escrow funds, net of the working capital adjustment, has been released to us and is included in our cash balance at year end. The remaining escrow balance of $2,200,000 will remain in escrow until September 30, 2016 and is recorded as Restricted Cash at December 31, 2015.

During the twelve months ended December 31, 2015, continuing operations used $2,066,000 cash for operations of the FinTech business and corporate office as well as payment of bonuses related to the sale of the ChemFree subsidiary. The most significant working capital changes since December 31, 2014 include an increase in other current assets of $2,508,000 of which $2,248,000 relates to the sale of our minority interest in Lancope as explained in Note 4 to the Consolidated Financial Statements, as well as an increase in accounts receivable of $461,000 due to higher billings in 2015, along with an increase in deferred revenue of $1,220,000 due to milestone billings for in-process contracts and deposits for professional services, which are not yet recognizable for GAAP reporting.

We also used $272,000 cash to acquire computer equipment for our processing data centers and to upgrade office equipment for technical resources. In addition, we used $430,000 cash to acquire minority interests in two privately-held technology companies.

As explained in Note 12 to the Consolidated Financial Statements, on April 22, 2015, we initiated a modified “Dutch” auction tender offer to purchase for cash shares of our common stock for an aggregate purchase price of up to $5.0 million. Upon completion of the tender offer, we purchased and retired 230,729 shares, using $692,000 of the proceeds from the ChemFree sale

In the twelve months ended December 31, 2015, discontinued operations generated $18,893,000 net cash, principally from the sale of ChemFree discussed above and further explained in Note 2 to the Consolidated Financial Statements.

We renewed our line of credit in June 2014 with a maximum principal availability of $1,250,000 based on qualified receivables; however, we have not borrowed under the bank line of credit in the past five years. The line of credit expires June 30, 2016, subject to the bank renewing the line for an additional period.

Subsequent to the 2015 year-end, on February 8, 2016 we paid a special cash dividend of $0.35 per share totaling $3,056,000 to shareholders of record as of January 29, 2016. Although we do not expect to pay any regular or special dividends in the foreseeable future, we reserve the right to do so at management’s discretion pending both board approval and our lender’s consent. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, although there can be no assurance that appropriate opportunities will arise.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Weakness or instability in the global financial markets could have a negative impact due to potential customers (most of whom perform some type of financial services) delaying decisions to purchase software or initiate processing services.

●

As an alternative to licensing our software, we offer processing services running on the CoreCard software system. There are numerous risks associated with entering any new line of business and if we fail to manage the risks associated with processing operations, it could have a negative impact on our business.

●	Increased federal and state regulations and reluctance by financial institutions to act as sponsor banks for prospective customers could increase our losses and cash requirements.
●	Delays in software development projects could cause our customers to postpone implementations or delay payments, which would increase our costs and reduce our revenue and cash.

●

We could fail to deliver software products which meet the business and technology requirements of its target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

●

Our processing business is impacted, directly or indirectly, by more regulations than our licensed software business. If we fail to provide services that comply with (or allow our customers to comply with) applicable regulations or processing standards, we could be subject to financial or other penalties that could negatively impact our business.

●	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
●	We could fail to expand our base of customers as quickly as anticipated, resulting in lower revenue and profits (or increased losses) and increased cash needs.
●

We could fail to retain key software developers and managers who have accumulated years of know-how in our target markets and company products, or fail to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

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

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in August 2015 issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance of ASU 2014-09. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. We are currently evaluating the impact of this new accounting standard on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concepts of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material effect on our operating results or financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate certain disclosure requirements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS

The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 8 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC
Report of Independent Registered Public Accounting Firm – Habif, Arogeti & Wynne, LLP
Consolidated Balance Sheets at December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2015, the company’s internal control over financial reporting is effective based on those criteria.

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

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	226,500	$1.66	876,000
Equity compensation plans not approved by security holders	48,000	$2.26	--
Total	274,500	$1.76	876,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2015 and 2014, 12,000 and 16,000 options, respectively were granted under the 2011 Director Plan, and 8,000 and 12,000 options, respectively, expired unexercised. In 2015, 4,000 options were exercised. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003 and the 2003 Plan expired in 2013. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. No options were granted or exercised under the 2003 Plan in the past two years. In 2015, shareholders approved the Intelligent Systems Corporation Stock Incentive Plan (the “2015 Plan”) that provides for the issuance of up to 750,000 shares of common stock to employees and key consultants and advisors. No grants have been made under the 2015 Plan. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $275,000 and $468,000 in the years ending December 31, 2015 and 2014, respectively. Simultaneous with the sale of our ChemFree subsidiary on March 31, 2015, we renewed our facility lease with ISC Properties, Inc. and reduced the amount of space leased.

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

2.1	Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015)

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3(i) of the Registrant’s Form 10-K for the year ended December 31, 2010.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Lease Agreement dated April 1, 2015, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015).

10.3	Management Compensation Plans and Arrangements:
(a)	Intelligent Systems Corporation Incentive Stock Plan
(b)	2011 Non-Employee Directors Stock Option Plan

Exhibit 10.3(a) is incorporated by reference to the Registrant’s 2015 Definitive Proxy Statement on Schedule 14A.
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

10.10

Thirteenth Modification to Loan Documents by and among Intelligent Systems Corporation and Fidelity Bank dated March 31, 2015. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Nichols, Cauley & Associates, LLC

23.2	Consent of Habif, Arogeti & Wynne, LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation ***

101.DEF	XBRL Taxonomy Extension Definitions ***

101.LAB	XBRL Taxonomy Extension Labels ***

101.PRE	XBRL Taxonomy Extension Presentation ***

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 16, 2016	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2016

/s/ Bonnie L. Herron Bonnie L. Herron	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2016

/s/ Philip H. Moise Philip H. Moise	Director	March 16, 2016

/s/ Cherie M. Fuzzell Cherie M. Fuzzell	Director	March 16, 2016

/s/ Parker H. Petit Parker H. Petit	Director	March 16, 2016

INTELLIGENT SYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Nichols, Cauley & Associates, LLC

Atlanta, Georgia

March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheet of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

February 18, 2015, except for Note 7 and Note 18, (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2014 Annual Report on Form 10-K/A, as to which the date is March 17, 2015.

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2015	2014
ASSETS
Current assets:
Cash	$18,059	$2,624
Marketable securities	396	463
Accounts receivable, net	962	501
Other current assets	2,846	338
Restricted cash	2,200	--
Assets from discontinued operations	--	3,012
Total current assets	24,463	6,938
Investments	1,015	1,605
Property and equipment, at cost less accumulated depreciation	636	581
Other long-term assets	59	81
Total assets	$26,173	$9,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78	$90
Deferred revenue, current portion	1,830	610
Accrued payroll	495	582
Accrued expenses	25	24
Other current liabilities	243	274
Liabilities from discontinued operations	120	838
Total current liabilities	2,791	2,418
Deferred revenue, net of current portion	195	191
Other long-term liabilities	18	18
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,731,299 and 8,958,028 issued and outstanding at December 31, 2015 and 2014, respectively	87	90
Additional paid-in capital	20,875	21,537
Accumulated other comprehensive loss	(184)	(110)
Accumulated income (deficit)	5,270	(12,750)
Total Intelligent Systems Corporation stockholders’ equity	26,048	8,767
Noncontrolling interest	(2,879)	(2,189)
Total stockholders’ equity	23,169	6,578
Total liabilities and stockholders’ equity	$26,173	$9,205

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2015	2014
Revenue
Products	$614	$510
Services	4,168	3,677
Total net revenue	4,782	4,187
Cost of revenue
Products	219	248
Services	2,331	1,823
Total cost of revenue	2,550	2,071
Expenses
Marketing	242	271
General and administrative	1,935	950
Research and development	2,877	3,189
Loss from operations	(2,822)	(2,294)
Investment income	1,247	128
Other income	109	18
Loss from continuing operations before income taxes	(1,466)	(2,148)
Income taxes	3	18
Net loss from continuing operations	(1,469)	(2,166)
Gain on sale of discontinued operations, net of taxes	18,802	--
Income (loss) from discontinued operations, no tax effect	(3)	1,211
Net income (loss)	17,330	(955)
Net loss attributable to noncontrolling interest	690	879
Net income (loss) attributable to Intelligent Systems Corporation	$18,020	$(76)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic: Continuing operations	$(0.09)	$(0.15)
Discontinued operations	2.14	0.14
Earnings (loss) per share	$2.05	$(0.01)
Diluted: Continuing operations	$(0.08)	$(0.15)
Discontinued operations	2.10	0.14
Earnings (loss) per share	$2.02	$(0.01)
Basic weighted average common shares outstanding	8,806,875	8,958,028
Diluted weighted average common shares outstanding	8,912,109	8,958,028
Net income (loss) attributable to Intelligent Systems Corporation:
Loss from continuing operations	$(779)	$(1,287)
Income from discontinued operations	18,799	1,211
Net income (loss) attributable to Intelligent Systems Corporation	$18,020	$(76)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2015	2014
Net income (loss)	$17,330	$(955)
Other comprehensive income:
Foreign currency translation adjustments	(6)	10
Unrealized loss on available-for-sale marketable securities	(68)	(20)
Total comprehensive income (loss)	17,256	(965)
Comprehensive loss attributable to noncontrolling interest	690	877
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$17,946	$(88)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2015	2014
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning of year	8,958,028	8,958,028
Stock option exercised	4,000	--
Stock repurchased during year in tender offer	(230,729)	--
End of year	8,731,299	8,958,028
Common stock, amount, beginning of year	$90	$90
Stock repurchased during year in tender offer	(3)	--
End of year	87	90
Additional paid-in capital, beginning of year	21,537	21,488
Stock repurchased during year in tender offer	(689)	--
Stock option exercised	8	--
Stock compensation expense	19	49
End of year	20,875	21,537
Accumulated other comprehensive loss, beginning of year	(110)	(98)
Foreign currency translation adjustment	(6)	8
Unrealized loss on available-for-sale marketable securities	(68)	(20)
End of year	(184)	(110)
Accumulated earnings (deficit), beginning of year	(12,750)	(12,674)
Net income (loss)	18,020	(76)
End of year	5,270	(12,750)
Total Intelligent Systems Corporation stockholders’ equity	26,048	8,767
Noncontrolling interest, beginning of year	(2,189)	(1,312)
Other comprehensive income	--	2
Net loss	(690)	(879)
End of year	(2,879)	(2,189)
Total stockholders’ equity	$23,169	$6,578

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$17,330	$(955)
Income from discontinued operations	(18,799)	(1,211)
Loss from continuing operations	(1,469)	(2,166)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	217	155
Stock-based compensation expense	19	49
Non-cash income from discontinued operations	--	100
Non-cash investment and interest income (loss), net	1,005	(127)
Equity in loss of affiliate company	14	1
Changes in operating assets and liabilities:
Accounts receivable, net	(461)	200
Other current assets	(2,508)	(119)
Other long term assets	22	27
Accounts payable	(12)	(41)
Accrued payroll	(87)	57
Deferred revenue, current portion	1,220	(29)
Accrued expenses	1	(182)
Other current liabilities	(31)	99
Deferred revenue, net of current portion	4	--
Other long-term liabilities	--	18
Net cash used for operating activities	(2,066)	(1,958)

INVESTING ACTIVITIES:
Purchase of marketable securities	--	(132)
Purchases of property and equipment	(272)	(189)
Purchase of long-term investment	(430)	--
Proceeds from sale of long-term investment	--	171
Net cash used for investing activities	(702)	(150)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	8	--
Repurchase of capital stock pursuant to tender offer	(692)	--
Net cash used for financing activities	(684)	--

Net cash provided by (used for) operating activities from discontinued operations	(189)	1,377
Net cash provided by (used for) investing activities from discontinued operations	19,082	(88)
Net cash provided by discontinued operations	18,893	1,289
Effects of exchange rate changes on cash	(6)	10
Net increase (decrease) in cash	15,435	(809)
Cash at beginning of year	2,624	3,433
Cash at end of year	$18,059	$2,624
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$65

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations — As further explained in Note 2, on March 31, 2015, we sold our largest operating subsidiary, ChemFree Corporation. Accordingly, we have retroactively classified the ChemFree operations as discontinued operations in all periods presented. Our continuing operations consist primarily of our CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. CoreCard provides technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry.

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

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our software products and transaction processing services to companies involved in a variety of industries that provide some form of credit or prepaid financing options or perform financial services. We perform continuing credit evaluations of our customers’ financial condition and we do not require collateral. The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2015 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5.

Marketable Securities — Our marketable securities, which are classified as available-for-sale, are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The fair value of the marketable securities is $396,000 at December 31, 2015; an unrealized loss of $68,000 is included in other comprehensive income. The fair value of the marketable securities was $463,000 at December 31, 2014; an unrealized loss of $20,000 was included in other comprehensive income.

Property and Equipment — Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For each of the years ended December 31, 2015 and 2014, no such impairment existed.

Classification	Useful life in years
Machinery and equipment	3	-	5
Furniture and fixtures	5	-	7
Leasehold improvements	1	-	5
Building		39

The cost of each major class of property and equipment at December 31, 2015 and 2014 is as follows:

(in thousands)	2015	2014
Machinery and equipment	$2,178	$1,911
Furniture and fixtures	197	192
Leasehold improvements	258	258
Building	308	308
Subtotal	2,941	2,669
Accumulated depreciation	(2,305)	(2,088)
Property and equipment, net	$636	$581

Depreciation expense for continuing operations was $217,000 and $155,000 in 2015 and 2014, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Following the sale of our ChemFree subsidiary in March 2015, we no longer have any leased equipment or lease rental income.

Investments — For entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control, we account for investments in privately-held companies under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to investments is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2015, we recognized $1,247,000 of investment income, net, principally related to a gain of $2,034,000 on the sale of one of our cost method investments which was offset in part by an impairment charge of $792,000 to reduce the carrying value of our equity method investment to $100,000, management’s estimate of realizable value. During the year ended December 31, 2014, we recognized $145,000 on the sale of one of our cost method investments and we also took a net impairment charge of $17,000 to reduce the carrying value of another cost method investment to zero, management’s estimate of realizable value. At December 31, 2015 and 2014, the aggregate value of investments was $1,015,000 and $1,605,000, respectively.

Patents — Following the sale of our ChemFree subsidiary, we no longer have any undepreciated patent assets on our balance sheet and no amortization expense for continuing operations.

Fair Value of Financial Instruments — The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as accrued expenses and other current assets and liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

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

A concentration of credit risk may exist with respect to trade receivables, as a substantial portion of our customers are concentrated in the financial services industry.

We perform ongoing credit evaluations of customers worldwide and do not require collateral from our customers. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Fair Value Measurements — In determining fair value, we use quoted market prices in active markets.  Generally accepted accounting principles (“GAAP”) establishes a fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements.  GAAP emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.

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

Revenue Recognition — Product revenue consists of fees from software licenses. Service revenue consists of fees for processing services; professional services for software customization, consulting, training; reimbursable expenses; and software maintenance and customer support.

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

Purchases of additional licenses for tier upgrades or additional modules are generally recognized as license revenue in the period in which the purchase is made for perpetual licenses or ratably over the remaining contract term for non-perpetual licenses.

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

Deferred Revenue — Deferred revenue consists of advance payments by software customers for annual or quarterly PCS, advance payments from customers for software licenses and professional services not yet delivered, and initial implementation payments for processing services or bundled license and support services in multi-year contracts. We do not anticipate any loss under these arrangements. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Cost of Revenue — For cost of revenue for software contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, pass-through third party costs, and data center and compliance costs for processing services. We also capitalize the initial implementation fees for processing services contracts and recognize the costs over the life of the contract, when the corresponding revenue is recognized.

Software Development Expense — Research and development costs are expensed in the period in which they are incurred. Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.

Warranty Costs — Following the sale of our ChemFree subsidiary, we do not provide for estimated costs associated with the industrial product warranties. The warranty related to software license contracts consists of a defined number of months (usually three) of PCS after the go-live date, which is accrued as of the go-live date and recognized over the warranty period.

Legal Expense — Legal expenses for continuing operations are recorded as a component of general and administrative expense in the period in which such expenses are incurred. In 2015, legal expenses associated with the sale of our ChemFree subsidiary were included as a component of the transaction related expenses in determining the gain on the sale of discontinued operations.

Research and Development — Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.

Stock Based Compensation — We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2015 and 2014 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $19,000 and $49,000 of stock-based compensation expense in the years ended December 31, 2015 and 2014, respectively.

In the years ended December 31, 2015 and 2014, a total of 12,000 and 16,000 options, respectively, were granted pursuant to the 2011 Non-employee Directors Stock Option Plan. The fair value of each option granted in 2015 and 2014 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2015	2014
Risk free interest rate	2.7%	2.5%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	66%	73%

Under these assumptions, the weighted average fair value of options granted in 2015 and 2014 was $2.10 and $1.06 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2015 related to unvested options amounted to $23,000 and is expected to be recognized over 2016 and 2017.

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

Reclassifications — Certain prior year numbers have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in August 2015 issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance of ASU 2014-09. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. We are currently evaluating the impact of this new accounting standard on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concepts of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material effect on our operating results or financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate certain disclosure requirements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and has retroactively classified the ChemFree operations as discontinued operations in all periods presented. Following the closing of the sale, the company recorded a net of $56,000 in post-closing adjustments primarily to reduce our estimated tax liability, resulting in a gain on the sale of $18,802,000 in the year ended December 31, 2015. The company is applying operating loss and capital loss carryforwards against the gain on sale and expects to incur an alternative minimum tax liability of approximately $120,000 on the transaction, which amount is included in liabilities of discontinued operations as of December 31, 2015. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target set forth in the Stock Purchase Agreement. In the quarter ended September 30, 2015, $880,000 of the escrow amount, net of the final working capital adjustment of $220,000 was released to the company. The remaining escrow balance of $2,200,000, which will remain in escrow until September 30, 2016, is shown as Restricted Cash as of December 31, 2015.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

Year ended December 31, (in thousands)	2015	2014
Net sales	$2,902	$10,398
Operating income	197	2,021
Net income before income taxes	6	1,146
Income taxes	9	35
Net income (loss) from discontinued operations	$(3)	$1,111

Following are the major components of the assets and liabilities of discontinued operations presented separately on the balance sheet:

As of December 31, (in thousands)	2015	2014
Major classes of assets included as part of discontinued operations:
Accounts receivable	$--	$1,276
Inventories	--	1,042
Property, plant & equipment	--	488
Other assets	--	206
Total assets of discontinued operations	$--	$3,012

Major classes of liabilities included as part of discontinued operations:
Accounts payable	$--	$190
Accrued payroll	--	152
Other current liabilities	120	284
Other liabilities	--	212
Total liabilities of discontinued operations	$120	$838

3.	OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent (5%) of ISC’s equity ownership in CoreCard. Currently, ISC owns approximately 96% on a fully diluted basis of the equity of CoreCard. The number of shares covered by the option may be increased, up to ten percent (10%), based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars for each five percent (5%) of ISC’s interest in CoreCard, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. As of December 31, 2015, CNB has not requested that ISC repurchase the option. We entered into the Option Agreement in recognition of CNB’s cooperation and contribution to building CoreCard’s card processing business. During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and carry a long-term liability of $18,000 at December 31, 2015 and 2014 to recognize the financial impact of the Option Agreement.

4.	INVESTMENTS

At December 31, 2015 and 2014, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments. In December 2015, we recorded an impairment charge of $792,000 to reduce the carrying value of our investment in NKD Enterprises, LLC to management’s estimate of net realizable value.

	Carrying Value
At December 31, (in thousands)	2015	2014
NKD Enterprises, LLC	$107	$913

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31, (in thousands)	2015	2014
Revenues	$1,878	$1,782
Operating loss	(58)	(2)
Net loss	(58)	(2)

As of and for the year ended December 31, (in thousands)	2015	2014
Current assets	$133	$260
Non-current assets	3,004	3,004
Current liabilities	260	328
Stockholders’ equity	2,877	2,936

On December 23, 2015, one of our investee companies in which we held a small equity stake, Lancope Inc., was sold to Cisco, Inc. We recognized a gain of $2,034,000 against our carrying value of $214,000 in the fourth quarter of 2015. Cash from the sale of $2,248,000 (which is included in “Other Current Assets” at December 31, 2015) was received in early January 2016. A portion of the sale proceeds is being held in escrow for eighteen months for claims that the buyer may assert against Lancope, Inc. Our portion of the escrow may be as much as $390,000; however, as there is presently no way to estimate how much, if any, of the escrow will be released to us, we have not included any provision for the receipt of any escrow funds in our current financial statements.

5.	ACCOUNTS RECEIVABLE and customer concentrations

At both December 31, 2015 and 2014, our allowance for doubtful accounts amounted to $0. Net charges against the allowance for doubtful accounts were $0 in both 2015 and 2014.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2015	2014	2015	2014
Customer A	22.5%	24.7%	23.6%	37.1%
Customer B	18.7%	12.7%	6.4%	--
Customer C	2.0%	--	28.9%	--
Customer D	3.9%	6.2%	11.6%	15.4%

6.	SHORT-TERM BORROWINGS

Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,	2015	2014
Maximum outstanding (month-end)	$--	$--
Outstanding at year-end	--	--
Interest rate at year-end	6.0%	6.0%
Average interest rate	6.0%	6.0%

We established a working capital credit facility with a bank in October 2003 and have renewed the line periodically with the most recent renewal on June 27, 2014. The revolving line of credit bears interest at the higher of prime rate plus one and one half percent or 6.0%, is secured by all of our assets and those of our principal subsidiaries, is guaranteed by our subsidiaries, and expires June 30, 2016. We may borrow an aggregate of 80 percent of qualified accounts receivable of our consolidated subsidiaries plus 10 percent of inventory, up to a maximum of $1,250,000. At December 31, 2015, our borrowing base calculation resulted in availability of $518,000 under the line, of which we had drawn down zero. The terms of the loan contain typical covenants not to sell or transfer material assets, to create liens against assets, to merge with another entity, to change corporate structure or the nature of our business, to declare or pay dividends, or to redeem shares of common stock. The loan agreement also contains covenants not to change the Chief Executive Officer and Chief Financial Officer of the Company or to make loans to or invest in new minority-owned companies, without first obtaining the consent of the financial institution in each case.

7.	INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31, (in thousands)	2015	2014
Current	$3	$18
Total	$3	$18

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2015	2014
Statutory rate	35%	35%
Change in valuation allowance	(35%)	(34%)
Effective rate	0%	1%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2015	2014
Deferred tax assets:
Federal, state and foreign loss carryforwards	$1,850	$3,862
Capital loss carryforward	--	3,570
Deferred revenue	68	71
Federal and state tax credits	653	520
Other	(79)	503
Total deferred tax asset	2,492	8,526
Less valuation allowance	(2,492)	(8,526)
Net deferred tax asset	$--	$--

Federal and state tax credits of $653,000 included in the above table expire at various dates between 2024 and 2035.

We had a deferred tax asset of approximately $2.5 million and $8.5 million at December 31, 2015 and December 31, 2014, respectively. The deferred tax asset has been offset by a valuation allowance in 2015 and 2014 of $2.5 million and $8.5 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2015	2014
2021	$689	$689
2022	849	849
2030	4	4
2031	298	298
Thereafter	3,445	9,196
Total	$5,285	$11,036

Of the net operating losses detailed above, $1.5 million are related to net operating losses that CoreCard incurred prior to its acquisition by the company. These net operating losses are subject to Separate Return Limitation Year rules. These net operating loss carryforwards will begin to expire in years 2021 through 2022.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2015 and 2014. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions.

8.	COMMITMENTS AND CONTINGENCIES

Leases – We have noncancellable operating leases for offices and data centers expiring at various dates through March 2018. Future minimum lease payments are as follows:

Year ended December 31, (in thousands)
2016	$351
2017	257
2018	64
Total minimum lease payments	$672

The above future minimum lease payments include $484,000 payable to a related party. See Note 11 for further discussion.

Rental expense for leased facilities related to continuing operations amounted to $416,000 and $468,000 in the years ended December 31, 2015 and 2014, respectively.

Legal Matters – There are no pending or threatened legal proceedings. However, in the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

9.	POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011. At December 31, 2015 and 2014, we have accrued $59,000 and $125,000, which is included in other current liabilities in the Consolidated Balance Sheets, for future payments that were earned under the plan before it was terminated.

10.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $36,000 and $40,000 in 2015 and 2014, respectively.

11.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $275,000 and $468,000 to ISC Properties, LLC in the years ended December 31, 2015 and 2014, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

12.	STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, of which none is outstanding. On April 22, 2015, we commenced a modified “Dutch” auction style tender offer to purchase for cash shares of our common stock for an aggregate purchase price of no more than $5 million. The tender offer expired May 19, 2015. We accepted for tender 230,729 shares of common stock at a purchase price per share of $3.00 for an aggregate purchase price of $692,000. Shares repurchased were cancelled, resulting in a decline in the number of outstanding shares at December 31, 2015 as compared to December 31, 2014.

13.	STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 197,500 options ungranted. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultant and advisors. There have been no grants under the 2015 Plan. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. As of December 31, 2015, a total of 1,243,500 options under all plans have been granted, 728,320 have been exercised, 240,680 have been cancelled, 254,500 are fully vested and exercisable and 20,000 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2015, there was $23,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.5 years.

Stock option activity during the years ended December 31, 2015 and 2014 was as follows:

	2015			2014
Options outstanding at January 1			274,500			270,500
Options cancelled			(8,000)			(12,000)
Options exercised			(4,000)			--
Options granted			12,000			16,000
Options outstanding at December 31			274,500			274,500

Options available for grant at December 31			876,000			138,000

Options exercisable at December 31			254,500			250,000

Exercise price ranges per share:
Granted			$2.97			$1.35
Exercised			$2.08			--
Outstanding	$0.69	-	$3.84	$0.69	-	$3.84

Weighted average exercise price per share:
Granted			$2.97			$1.35
Exercised			$2.08			--
Outstanding at December 31			$1.76			$1.72
Exercisable at December 31			$1.72			$1.76

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2015.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$2.08	238,500	5.7	$1.52	$356,145
$2.97	-	$3.84	36,000	4.4	$3.37	$54,960
$0.69	-	$3.84	274,500	5.5	$1.76	$411,105

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$2.08	230,500	5.6	$1.53	$337,985
$2.97	-	$3.84	24,000	1.9	$3.57	$54,960
$0.69	-	$3.84	254,500	5.3	$1.72	$392,945

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

14.	FOREIGN Revenues AND OPERATIONS

Foreign revenues are based on the location of the customer. Revenues from customers associated with continuing operations by geographic areas for the years ended December 31, 2015 and 2014 are as follows:

Year ended December 31, (in thousands)	2015	2014
Foreign Countries:
European Union	$128	$51
Other	4	15
Subtotal	132	66
United States	4,650	4,121
Total	$4,782	$4,187

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $191,000 and $199,000 at December 31, 2015 and 2014, respectively, substantially all long-lived assets are in the United States.

At December 31, 2015 and 2014, continuing operations of foreign subsidiaries had assets of $501,000 and $557,000, respectively, and total liabilities of $435,000 and $351,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31,
(in thousands, except per share data)	2015	2014
Basic
Net income (loss) attributable to Intelligent Systems Corporation	$18,020	$(76)
Weighted average common shares outstanding	8,807	8,958
Net income (loss) per share	$2.05	$(0.01)

Diluted
Net income (loss) attributable to Intelligent Systems Corporation	$18,020	$(76)
Weighted average common shares outstanding	8,807	8,958
Effect of dilutive potential common shares: stock options	105	--
Total	8,912	8,958
Net income (loss) per share	$2.02	$(0.01)

At December 31, 2015, there were 105,000 dilutive stock options exercisable.

17.	Subsequent events

On February 8, 2016, we paid a special cash dividend of $0.35 per share to shareholders of record on January 29, 2016. The company has not in the past paid regular dividends and does not expect to do so in the foreseeable future.

We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.