Form 10-Q
period 2016-03-31
INTELLIGENT SYSTEMS CORP
filed 2016-05-10
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, 8,731,299 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2016 and December 31, 2015	3
	Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4	Controls and Procedures	14

Part II	Other Information

Item 6	Exhibits	14

Signatures		14

Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).

Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007).

Ex. 31.1	Section 302 Certification of Chief Executive Officer

Ex. 31.2	Section 302 Certification of Chief Financial Officer

Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I	Financial Information

Item 1.  Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$16,868	$18,059
Marketable securities	405	396
Accounts receivable, net	965	962
Other current assets	824	2,846
Restricted cash	2,200	2,200
Total current assets	21,262	24,463
Investments	308	1,015
Property and equipment, at cost less accumulated depreciation	672	636
Other long-term assets	44	59
Total assets	$22,286	$26,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191	$78
Deferred revenue, current portion	1,974	1,830
Accrued payroll	589	495
Accrued expenses	35	25
Other current liabilities	275	243
Liabilities from discontinued operations	--	120
Total current liabilities	3,064	2,791
Deferred revenue, net of current portion	105	195
Other long-term liabilities	18	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,731,299 issued and outstanding at March 31, 2016 and December 31, 2015	87	87
Additional paid-in capital	17,824	20,875
Accumulated other comprehensive loss	(178)	(184)
Retained earnings	4,333	5,270
Total Intelligent Systems Corporation stockholders’ equity	22,066	26,048
Noncontrolling interest	(2,967)	(2,879)
Total stockholders’ equity	19,099	23,169
Total liabilities and stockholders’ equity	$22,286	$26,173

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue
Products	$230	$136
Services	1,417	933
Total net revenue	1,647	1,069
Cost of revenue
Products	64	59
Services	647	547
Total cost of revenue	711	606
Expenses
Marketing	96	71
General and administrative	556	367
Research and development	645	694
Loss from operations	(361)	(669)
Other income (loss)	(664)	2
Loss from continuing operations before income taxes	(1,025)	(667)
Income taxes	(1)	3
Loss from continuing operations	(1,024)	(670)
Gain on sale of discontinued operations, net of taxes	--	18,746
Loss from discontinued operations, net of taxes	--	(3)
Net income (loss)	(1,024)	18,073
Net loss attributable to noncontrolling interest	87	223
Net income (loss) attributable to Intelligent Systems Corporation	$(937)	$18,296
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	--	2.09
Earnings (loss) per share	$(0.11)	$2.04
Diluted
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	--	2.08
Earnings (loss) per share	$(0.11)	$2.03
Basic weighted average common shares outstanding	8,731,299	8,958,028
Diluted weighted average common shares outstanding	8,731,299	9,029,273
Net income (loss) attributable to Intelligent Systems Corporation:
Loss from continuing operations	$(937)	$(447)
Income from discontinued operations	--	18,743
Net income (loss) attributable to Intelligent Systems Corporation	$(937)	$18,296

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(1,024)	$18,073
Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	(4)
Unrealized gain on available-for-sale marketable securities	10	2
Total comprehensive income (loss)	(1,018)	18,071
Comprehensive loss attributable to noncontrolling interest	87	222
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$(931)	$18,293

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$(1,024)	$18,073
Income from discontinued operations	--	(18,743)
Net loss from continuing operations	(1,024)	(670)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	59	36
Stock-based compensation expense	5	4
Non-cash investment expense	700	--
Equity in (income) loss of affiliate company	6	6
Changes in operating assets and liabilities:
Accounts receivable	(2)	53
Other current assets	(225)	128
Other long term assets	15	3
Accounts payable	113	36
Accrued payroll	94	(63)
Deferred revenue, current portion	144	(3)
Accrued expenses	10	7
Other current liabilities	32	--
Deferred revenue, net of current portion	(90)	34
Other long-term liabilities	--	(18)
Net cash used for operating activities	(163)	(447)

INVESTING ACTIVITIES:
Purchases of property and equipment	(95)	(10)
Proceeds from sale of long term investment	2,248	--
Purchase of long-term investment	--	(30)
Net cash used for investing activities	2,153	(40)

FINANCING Activities:
Distribution of dividend to stockholders	(3,056)	--
Net cash used for financing activities	(3,056)	--

Net cash provided by (used for) operating activities from discontinued operations	(120)	415
Net cash provided by investing activities from discontinued operations	--	18,202
Net cash provided by (used for) discontinued operations	(120)	18,617

Effects of exchange rate changes on cash	(5)	(4)
Net increase (decrease) in cash	(1,191)	18,126
Cash at beginning of period	18,059	2,624
Cash at end of period	$16,868	$20,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$120	$--

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2016 and 2015. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2015, as filed in our Annual Report on Form 10-K.

2.

Sale of Subsidiary; Discontinued Operations – On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and retroactively classified the ChemFree operations as discontinued operations in all periods presented. The company is applying operating loss and capital loss carryforwards against the gain on sale and expects to incur an alternative minimum tax liability of approximately $120,000 on the transaction, which amount is included in liabilities of discontinued operations as of December 31, 2015 and was paid in the quarter ended March 31, 2016. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target set forth in the Stock Purchase Agreement. In 2015, $880,000 of the escrow amount, net of the final working capital adjustment of $220,000 was released to the company. The remaining escrow balance of $2,200,000, which will remain in escrow until September 30, 2016, is shown as Restricted Cash as of December 31, 2015 and March 31, 2016.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

	Three Months Ended March 31,
(unaudited, in thousands)	2016	2015
Net sales	$--	$2,902
Operating loss	--	(3)
Net income (loss) before income taxes	--	6
Income taxes	--	9
Net loss from discontinued operations	$--	$(3)

The only liabilities of discontinued operations, presented separately on the balance sheet as of December 31, 2015, consist of $120,000 in current tax liabilities, which were paid before March 31, 2016.

3.

Investment Write-down – In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in Lumense, Inc., an early stage sensor technology company, to $50,000. Given Lumense’s limited funding to support its operation and product development, we are not comfortable assigning a higher realizable value to our investment in Lumense at this point and therefore believe an impairment charge is prudent and required.

4.

Stock-based Compensation – At March 31, 2016, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three month periods ended March 31, 2016 and 2015 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $5,000 and $4,000 of stock-based compensation expense in the quarters ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there is $18,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2016. The following table summarizes options as of March 31, 2016:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2016	274,500	$1.76	5.3	$465,390
Vested and exercisable at March 31, 2016	254,500	$1.72	5.0	$443,030

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2015 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2016. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

5.

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

7.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month period ended March 31. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2016	2015
Customer A	23.1%	22.4%
Customer B	6.8%	12.0%
Customer C	9.4%	23.2%
Customer D	14.7%	0.0%

8.

Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2015 Form 10-K for a description of our commitments and contingencies. In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

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

There were no unrecognized tax benefits at March 31, 2016 and December 31, 2015. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2012.

10.

Recent Accounting Pronouncements – In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606) related to reporting revenue gross versus net, or principal versus agent considerations. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers, as it pertains to principal versus agent considerations. Specifically, the guidance addresses how entities should identify goods and services being provided to a customer, the unit of account for a principal versus agent assessment, how to evaluate whether a good or service is controlled before being transferred to a customer, and how to assess whether an entity controls services performed by another party. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 – Compensations – Stock Compensation (Topic 718) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the effect on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 – Revenue from Contract with Customers (Topic 606) related to identifying performance obligations and licensing. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. Specifically, the guidance addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect on our consolidated financial statements.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of our expense is related to personnel, including approximately 240 employees located in India and Romania. In addition, we offer processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We are likely to incur losses in the near future because revenue for processing services is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report. The results for 2015 reflect the former ChemFree subsidiary as a discontinued operation.

Revenue – Total revenue from continuing operations in the three month period ended March 31, 2016 was $1,647,000, fifty-four percent greater than total revenue in the first quarter of 2015.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $230,000 in the three month period ended March 31, 2016, compared to $136,000 in the three months ended March 31, 2015. The increase reflects growth in the number of accounts covered by certain software licenses.

●

Revenue from services was $1,417,000 in the first quarter of 2016 compared to $933,000 in the first quarter of 2015. Revenue from transaction processing services, maintenance technical and software support services, and professional services were greater in the first quarter of 2016 as compared to the first quarter of 2015 due to an increase in the number of customers and accounts on file and more revenue was generated from professional services due to an increase in the number and value of professional services contracts completed during the first quarter of 2016. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 43 percent and 57 percent of total revenue in the three month period ended March 31, 2016 and 2015, respectively.

●

Cost of product revenue as a percent of product revenue was 28 percent and 43 percent in the periods ended March 31, 2016 and 2015, respectively but essentially the same absolute dollar cost in both periods. The lower cost as a percentage of product revenue is related to the fact that a component of the 2016 revenue is from license tier upgrade fees, which have lower direct cost than other license revenue.

●

Cost of service revenue as a percentage of total service revenue was 46 percent in the first quarter of 2016 compared to 59 percent in the first quarter of 2015. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Although we are starting to achieve economies of scale, we still expect these costs to continue to outpace processing revenue for the foreseeable future.

Operating Expenses – In the three month period ended March 31, 2016, total operating expenses from continuing operations were fifteen percent greater than in the comparable period in 2015. Marketing expenses were higher by $25,000 due to a focus on new marketing initiatives for CoreCard in 2016. General and Administrative expenses were higher by $189,000 in the first quarter of 2016. In the first quarter of 2015 a significant component of corporate G&A expenses was charged to our former ChemFree subsidiary for services provided by the corporate office to ChemFree and is included in the line item Income from Discontinued Operations. Following the sale of ChemFree in March 2015, corporate activities and resources (and the associated expense) have been re-focused on our FInTech business and strategic initiatives, resulting in higher G&A expenses for continuing operations in 2016. Research and development expenses were $49,000 (7 percent) lower in the first quarter of 2016 compared to the same period last year, mainly due to more technical personnel expenses being charged to direct cost of services for maintenance, professional services and processing.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,746,000 on the sale of our ChemFree subsidiary in the first quarter of 2015.

Other Income (Loss) – In the quarter ended March 31, 2016, we recorded a loss of $664,000 in other income, comprised primarily of the write-down of $700,000 on an investment, as described in more detail in Note 3 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Liquidity and Capital Resources

Our cash balance at March 31, 2016 was $16,868,000 compared to $18,059,000 at December 31, 2015. The principal use of cash during the period was the payment of a special cash dividend on February 8, 2016 of $0.35 per share totaling $3,056,000 to our shareholders of record as of January 29, 2016. The principle source of cash of $2,248,000 was from the sale of one of our investee companies, Lancope, Inc., to Cisco, Inc., on December 23, 2015. We recognized a gain of $2,034,000 against our carrying value of $214,000 in the fourth quarter of 2015. Cash from the sale was received in early January 2016.

During the three months ended March 31, 2016, continuing operations used $163,000 cash for operations as well as $95,000 mainly for computer equipment purchases. In the current quarter, discontinued operations used $120,000 to pay the estimated 2015 tax liability related to the gain on sale that had been accrued in 2015.

We renewed our line of credit in June 2014 with a maximum principal availability of $1.25 million based on qualified receivables; however, we have not borrowed under the bank line of credit in the past five years and do not expect to do so in the foreseeable future. The line of credit expires June 30, 2016, subject to the bank renewing the line for an additional period.

We expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our CoreCard and FinTech business, although there can be no assurance that appropriate opportunities will arise.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2015. During the three month period ended March 31, 2016, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2015.

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: May 10, 2016	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 10, 2016	By:	/s/ Bonnie L. Herron
Bonnie L. Herron
Chief Financial Officer

Exhibit Index

Exhibit No.		Descriptions
3 .1		Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2		Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance

101.SCH	**	XBRL Taxonomy Extension Schema

101.CAL	**	XBRL Taxonomy Extension Calculations

101.DEF	**	XBRL Taxonomy Extension Definitions

101.LAB	**	XBRL Taxonomy Extension Labels

101.PRE	**	XBRL Taxonomy Extension Presentation

**        XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.