Form 10-Q
period 2016-06-30
INTELLIGENT SYSTEMS CORP
filed 2016-08-12
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 31, 2016, 8,731,299 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2016 and December 31, 2015	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	14

Part II	Other Information

Item 6	Exhibits	15

Signatures		15

Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).
Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)
Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$16,843	$18,059
Marketable securities	418	396
Accounts receivable, net	532	962
Other current assets	1,201	2,846
Restricted cash	2,200	2,200
Total current assets	21,194	24,463
Investments	245	1,015
Property and equipment, at cost less accumulated depreciation	650	636
Other long-term assets	118	59
Total assets	$22,207	$26,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122	$78
Deferred revenue, current portion	2,157	1,830
Accrued payroll	648	495
Accrued expenses	28	25
Other current liabilities	279	243
Liabilities from discontinued operations	--	120
Total current liabilities	3,234	2,791
Deferred revenue, net of current portion	131	195
Other long-term liabilities	18	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,731,299 issued and outstanding at June 30, 2016 and December 31, 2015	87	87
Additional paid-in capital	17,829	20,875
Accumulated other comprehensive loss	(161)	(184)
Retained earnings	4,115	5,270
Total Intelligent Systems Corporation stockholders’ equity	21,870	26,048
Noncontrolling interest	(3,046)	(2,879)
Total stockholders’ equity	18,824	23,169
Total liabilities and stockholders’ equity	$22,207	$26,173

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Products	$149	$139	$378	$275
Services	1,401	1,069	2,818	2,002
Total net revenue	1,550	1,208	3,196	2,277
Cost of revenue
Products	58	52	122	112
Services	719	626	1,367	1,170
Total cost of revenue	777	678	1,489	1,282
Expenses
Marketing	99	52	195	123
General and administrative	383	725	939	1,093
Research and development	611	718	1,256	1,412
Loss from operations	(320)	(965)	(683)	(1,633)
Other income (loss)	21	27	(642)	29
Loss from continuing operations before income taxes	(299)	(938)	(1,325)	(1,604)
Income taxes	(2)	--	(3)	3
Loss from continuing operations	(297)	(938)	(1,322)	(1,607)
Gain (loss) on sale of discontinued operations, net of taxes	--	(20)	--	18,726
Loss from discontinued operations, net of taxes	--	--	--	(3)
Net income (loss)	(297)	(958)	(1,322)	17,116
Net loss attributable to noncontrolling interest	80	165	167	388
Net income (loss) attributable to Intelligent Systems Corporation	$(217)	$(793)	$(1,155)	$17,504
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic: Continuing operations	$(0.02)	$(0.09)	$(0.13)	$(0.14)
Discontinued operations	--	--	--	2.11
Earnings (loss) per share	$(0.02)	$(0.09)	$(0.13)	$1.97
Diluted: Continuing operations	$(0.02)	$(0.09)	$(0.13)	$(0.14)
Discontinued operations	--	--	--	2.09
Earnings (loss) per share	$(0.02)	$(0.09)	$(0.13)	$1.95
Basic weighted average common shares outstanding	8,731,299	8,806,875	8,731,299	8,882,452
Diluted weighted average common shares outstanding	8,731,299	8,806,875	8,731,299	8,977,839
Net income (loss) attributable to Intelligent Systems Corporation:
Loss from continuing operations	$(217)	$(773)	$(1,155)	$(1,219)
Income (loss) from discontinued operations	--	(20)	--	18,723
Net income (loss) attributable to Intelligent Systems Corporation	$(217)	$(793)	$(1,155)	$17,504

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(297)	$(958)	$(1,322)	$17,116
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(1)	1	(6)
Unrealized gain (loss) on available-for-sale marketable securities	13	(20)	22	(18)
Total comprehensive income (loss)	(280)	(979)	(1,299)	17,092
Comprehensive loss attributable to noncontrolling interest	80	165	167	388
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$(200)	$(814)	$(1,132)	$17,480

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$(1,322)	$17,116
Income from discontinued operations	--	(18,723)
Net loss from continuing operations	(1,322)	(1,607)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	111	86
Stock-based compensation expense	10	8
Non-cash investment expense	750	--
Equity in loss of affiliate company	19	20
Changes in operating assets and liabilities:
Accounts receivable	431	(41)
Other current assets	(603)	105
Other long-term assets	(59)	15
Accounts payable	44	(20)
Accrued payroll	153	13
Deferred revenue, current portion	327	289
Accrued expenses	3	4
Other current liabilities	36	(37)
Deferred revenue, net of current portion	(64)	(4)
Other long-term liabilities	--	(18)
Net cash used for operating activities	(164)	(1,187)

INVESTING ACTIVITIES:
Purchases of property and equipment	(125)	(217)
Proceeds from sale of long-term investment	2,248	--
Purchase of long-term investment	--	(80)
Net cash provided by (used for) investing activities	2,123	(297)

FINANCING ACTIVITIES:
Distribution of dividend to stockholders	(3,056)	--
Sale of capital stock pursuant to exercise of option	--	8
Repurchase of capital stock pursuant to tender offer	--	(692)
Net cash used for financing activities	(3,056)	(684)

Net cash provided by (used for) operating activities from discontinued operations	(120)	(204)
Net cash provided by (used for) investing activities from discontinued operations	--	18,202
Net cash provided by (used for) discontinued operations	(120)	17,998

Effects of exchange rate changes on cash	1	(6)
Net increase (decrease) in cash	(1,216)	15,824
Cash at beginning of period	18,059	2,624
Cash at end of period	$16,843	$18,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$120	$--

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2016 and 2015. The interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2015, as filed in our Annual Report on Form 10-K.

2.

Sale of Subsidiary; Discontinued Operations – On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and retroactively classified the ChemFree operations as discontinued operations in all periods presented. Subsequently, in the quarter ended June 30, 2015, the company recorded $20,000 of expense related to the sale of ChemFree for a net gain of $18,726,000 on the sale of ChemFree in the year-to-date period of 2015. The company is applying operating loss and capital loss carryforwards against the gain on sale and expects to incur an alternative minimum tax liability of approximately $120,000 on the transaction, which amount is included in liabilities of discontinued operations as of December 31, 2015. The estimated tax was paid in the quarter ended March 31, 2016. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target set forth in the Stock Purchase Agreement. In 2015, $880,000 of the escrow amount, net of the final working capital adjustment of $220,000 was released to the company. The remaining escrow balance of $2,200,000, which will remain in escrow until September 30, 2016, is shown as Restricted Cash as of December 31, 2015 and June 30, 2016.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2016	2015	2016	2015
Net sales	$--	$--	$--	$2,902
Operating loss	--	--	--	(3)
Net income before income taxes	--	--	--	6
Income taxes	--	--	--	9
Net loss from discontinued operations	$--	$--	$--	$(3)

The only liabilities of discontinued operations, presented separately on the balance sheet as of December 31, 2015, consist of $120,000 in current tax liabilities, which were paid before June 30, 2016.

3.

Investment Write-down – In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in Lumense, Inc., an early stage sensor technology company, to $50,000. Subsequently in the quarter ended June 30, 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in Lumense, Inc. to zero. Given that Lumense has no reasonable prospects to fund its operations and product development, we believe a full write-down is prudent and required.

4.

Stock-based Compensation – At June 30, 2016, we had three stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $5,000 and $4,000 of stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $10,000 and $8,000 for the six month periods ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, there is $42,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2016, an aggregate of 12,000 options were granted to three independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the Annual Shareholders meeting.

The following table summarizes stock options as of June 30, 2016:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2016	286,500	$1.83	5.2	$541,530
Vested and exercisable at June 30, 2016	268,500	$1.74	4.9	$534,390

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2015 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2016. The amount of aggregate intrinsic value will change based on the fair value of the company’s stock.

5.

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, accounts payable and certain other financial instruments (such as short-term borrowings, accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

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

7.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2016 and 2015. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	14.7%	24.9%	19.0%	23.7%
Customer B	15.5%	15.4%	12.4%	19.0%
Customer C	10.6%	8.3%	9.5%	8.6%
Customer D	14.9%	--	14.8%	--

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

There were no unrecognized tax benefits at June 30, 2016 and December 31, 2015. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

In May 2016, the FASB issued ASU 2016-12 – Revenue from Contracts with Customers (Topic 606) related to narrow scope improvements. This pronouncement is meant to clarify the guidance in FASB ASU 2014-09, Revenue from Contracts with Customers. The amendments in this update do not change the core principle of the guidance in Topic 606, but rather, the amendments in this update affect certain aspects of Topic 606 which include: assessing the collectability criterion, accounting for contracts that do not meet certain criteria, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications, and completed contracts. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. We are currently evaluating the effect on our consolidated financial statements.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and may continue to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses with revenue recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of our expense is related to personnel, including approximately 245 employees located in India and Romania. In addition, we offer processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We may continue to incur losses in the near future because revenue for processing services is spread out over multi-year contracts and we continue investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results, even though our main operating entity, CoreCard, is likely to operate at breakeven or be profitable.

Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. It is difficult to predict the level of consolidated revenue on a quarterly basis for a number of reasons, including the following:

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

Revenue – Total revenue from continuing operations in the three and six month periods ended June 30, 2016 was $1,550,000 and $3,196,000, respectively, which represent increases of 28 percent and 40 percent compared to the respective periods in 2015.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $149,000 and $378,000 in the three and six month periods, respectively, ended June 30, 2016, compared to $139,000 and $275,000 in the same periods in 2015. The increase reflects growth in the number of accounts covered by certain software licenses.

●

Revenue from services was $1,401,000 and $2,818,000 in the three and six months ended June 30, 2016, which represents an increase of 31 percent and 41 percent compared to the respective periods in 2015. Revenue from transaction processing services and professional services were both greater in the second quarter and year-to-date periods of 2016 as compared to the same periods in 2015. Processing services benefited from an increase in the number of customers and accounts on file while more revenue was generated from professional services due to an increase in the number and value of professional services contracts completed during the reporting periods in 2016. Maintenance revenue from annual contracts for technical and software support was lower in both the second quarter and year-to-date periods of 2016 as compared to the corresponding periods in 2015, due to a one-time maintenance billing in the second quarter of 2015. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 50 percent and 47 percent of total revenue, respectively, in the three and six month periods ended June 30, 2016 compared to 56 percent of total revenue for both corresponding periods in 2015.

●

Cost of product revenue as a percent of product revenue was 39 percent and 32 percent, respectively, in the three and six month periods ended June 30, 2016, compared to 37 percent and 41 percent in the respective periods in 2015. Year-to-date revenue for 2016 grew at a 37 percent rate over the prior year while cost for the same time period increased only at a 9 percent rate. This is indicative of fewer resources being required to support our licensed customers after the initial implementation.

●

Cost of service revenue as a percentage of total service revenue was 51 percent and 49 percent, respectively, in the three and six months ended June 30, 2016 compared to 58 percent in both comparable periods in 2015. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. As indicated by the lower cost to revenue percentages year over year, we are beginning to experience economies of scale in our processing environment. However, this may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2016, total operating expenses from continuing operations were lower than in the corresponding periods in 2015 by 27 percent and 9 percent, respectively. Marketing expenses were higher by $47,000 and $72,000, respectively, for the three and six months ended June 30,2016 compared to the corresponding periods in 2015, primarily due to a focus on new marketing initiatives for CoreCard in 2016. General and administrative expenses were significantly lower in the second quarter of 2016 by $342,000 and on a year-to-date 2016 basis by $154,000, than in corresponding periods in 2015. This is primarily due to bonuses paid in the second quarter of 2015 directly related to the sale of ChemFree as well as transaction expenses for the tender offer which also occurred in the second quarter of 2015. Research and development expenses were 15 percent lower in the second quarter of 2016 and 11 percent lower year-to-date 2016 compared to the comparable periods in the prior year, mainly due to more technical personnel expenses being charged to direct cost of services for maintenance, professional services and processing.

Other Income (Loss) – In the three and six months ended June 30, 2016, we recorded income of $21,000 and a loss of $642,000 in other income, respectively. The 2016 second quarter income is comprised primarily of the write-down of $50,000 on an investment offset by a gain of $37,000 on a final payment after the escrow period on a prior minatory investment sale as well as income earned on our cash balances. On a year-to-date 2016 basis, the loss is primarily attributable to the write-down of $750,000 on an investment, as described in more detail in Note 3 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,726,000 on the sale of our ChemFree subsidiary in the year-to-date period of 2015.

Liquidity and Capital Resources

Our cash balance at June 30, 2016 was $16,843,000 compared to $18,059,000 at December 31, 2015. The principal use of cash during the period was the payment of a special cash dividend on February 8, 2016 of $0.35 per share totaling $3,056,000 to our shareholders of record as of January 29, 2016. The principle source of cash of $2,248,000 was from the sale of one of our investee companies, Lancope, Inc., to Cisco, Inc., on December 23, 2015. We recognized a gain of $2,034,000 against our carrying value of $214,000 in the fourth quarter of 2015. Cash from the sale was received in early January 2016.

During the six months ended June 30, 2016, continuing operations used $164,000 cash for operations as well as $125,000 mainly for computer equipment purchases.

In the six months ended June 30, 2016, discontinued operations used $120,000 to pay the estimated 2015 tax liability related to the gain on sale that had been accrued in 2015.

We renewed our line of credit in June 2014 with a maximum principal availability of $1.25 million based on qualified receivables; however, we have not borrowed under the bank line of credit in the past five years and do not expect to need to do so in the foreseeable future. As a result, when the line of credit expired on June 30, 2016, we decided not to renew the bank line for an additional period.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2015. During the six month period ended June 30, 2016, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2015.

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

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Ex.	3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).
Ex.	3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)
Ex.	31.1	Section 302 Certification of Chief Executive Officer
Ex.	31.2	Section 302 Certification of Chief Financial Officer
Ex.	32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Ex.	101.INS**	XBRL Instance
Ex.	101.SCH**	XBRL Taxonomy Extension Schema
Ex.	101.CAL**	XBRL Taxonomy Extension Calculation
Ex.	101.DEF**	XBRL Taxonomy Extension Definitions
Ex.	101.LAB**	XBRL Taxonomy Extension Labels
Ex.	101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 12, 2016	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 12, 2016	By:	/s/ Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.		Descriptions
3.	1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).

3.	2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.	1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.	2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS**	XBRL Instance Document

101.	SCH**	XBRL Taxonomy Extension Schema

101.	CAL**	XBRL Taxonomy Extension Calculation

101.	DEF**	XBRL Taxonomy Extension Definitions

101.	LAB**	XBRL Taxonomy Extension Labels

101.	PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.