Form 10-Q
period 2016-09-30
INTELLIGENT SYSTEMS CORP
filed 2016-11-14
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, 8,731,299 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2016 and December 31, 2015	3
	Consolidated Statements of Operations for the three and nine months ended
	September 30, 2016 and 2015	4
	Consolidated Statements of Comprehensive Income for the three and nine months ended
	September 30, 2016 and 2015	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	6
	Notes to Consolidated Financial Statements	7
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	14

Part II	Other Information

Item 6	Exhibits	15

Signatures		15

Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)
Ex. 31.1	Section 302 Certification of Chief Executive Officer
Ex. 31.2	Section 302 Certification of Chief Financial Officer
Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
Ex.101.INS**	XBRL Instance Document
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I	Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$16,203	$18,059
Marketable securities	431	396
Accounts receivable, net	852	962
Other current assets	1,063	2,846
Restricted cash	2,200	2,200
Total current assets	20,749	24,463
Investments	233	1,015
Property and equipment, at cost less accumulated depreciation	610	636
Other long-term assets	99	59
Total assets	$21,691	$26,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222	$78
Deferred revenue, current portion	1,446	1,830
Accrued payroll	578	495
Accrued expenses	31	25
Other current liabilities	288	243
Liabilities from discontinued operations	--	120
Total current liabilities	2,565	2,791
Deferred revenue, net of current portion	89	195
Other long-term liabilities	18	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,731,299 issued and outstanding at September 30, 2016 and December 31, 2015	87	87
Additional paid-in capital	17,850	20,875
Accumulated other comprehensive loss	(153)	(184)
Retained earnings	4,238	5,270
Total Intelligent Systems Corporation stockholders’ equity	22,022	26,048
Noncontrolling interest	(3,003)	(2,879)
Total stockholders’ equity	19,019	23,169
Total liabilities and stockholders’ equity	$21,691	$26,173

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2016	2015	2016	2015
Revenue
Products	$518	$139	$896	$413
Services	2,131	1,093	4,948	3,096
Total net revenue	2,649	1,232	5,844	3,509
Cost of revenue
Products	449	55	571	166
Services	976	603	2,342	1,774
Total cost of revenue	1,425	658	2,913	1,940
Expenses
Marketing	80	58	274	180
General and administrative	376	433	1,315	1,527
Research and development	637	703	1,893	2,114
Gain (loss) from operations	131	(620)	(551)	(2,252)
Other income (loss)	37	46	(606)	74
Income (loss) from continuing operations before income taxes	168	(574)	(1,157)	(2,178)
Income taxes	--	--	(3)	3
Income (loss) from continuing operations	168	(574)	(1,154)	(2,181)
Gain on sale of discontinued operations, net of taxes	--	--	--	18,726
Loss from discontinued operations, net of taxes	--	--	--	(3)
Net income (loss)	168	(574)	(1,154)	16,542
Net (income) loss attributable to noncontrolling interest	(45)	150	122	538
Net income (loss) attributable to Intelligent Systems Corporation	$123	$(424)	$(1,032)	$17,080
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic: Continuing operations	$0.01	$(0.05)	$(0.12)	$(0.19)
Discontinued operations	--	--	--	2.12
Earnings (loss) per share	$0.01	$(0.05)	$(0.12)	$1.93
Diluted: Continuing operations	$0.01	$(0.05)	$(0.12)	$(0.19)
Discontinued operations	--	--	--	2.10
Earnings (loss) per share	$0.01	$(0.05)	$(0.12)	$1.91
Basic weighted average common shares outstanding	8,731,299	8,731,299	8,731,299	8,832,067
Diluted weighted average common shares outstanding	8,868,692	8,731,299	8,731,299	8,921,677
Net income (loss) attributable to Intelligent Systems Corporation:
Gain (loss) from continuing operations	$123	$(424)	$(1,032)	$(1,643)
Income (loss) from discontinued operations	--	--	--	18,723
Net income (loss) attributable to Intelligent Systems Corporation	$123	$(424)	$(1,032)	$17,080

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2016	2015	2016	2015
Net income (loss)	$168	$(574)	$(1,154)	$16,542
Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	3	(6)	(3)
Unrealized gain (loss) on available-for-sale marketable securities	13	(50)	35	(68)
Total comprehensive income (loss)	174	(621)	(1,125)	16,471
Comprehensive (income) loss attributable to noncontrolling interest	(45)	150	122	538
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$129	$(471)	$(1,003)	$17,009

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2016	2015

OPERATING ACTIVITIES:
Net income (loss)	$(1,154)	$16,542
Income from discontinued operations	--	(18,723)
Net loss from continuing operations	(1,154)	(2,181)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	198	168
Stock-based compensation expense	17	13
Non-cash investment expense	750	--
Equity in loss of affiliate company	32	21
Changes in operating assets and liabilities:
Accounts receivable	110	(462)
Other current assets	(465)	(73)
Other long-term assets	(40)	25
Accounts payable	144	86
Accrued payroll	83	(68)
Deferred revenue, current portion	(384)	812
Accrued expenses	6	2
Other current liabilities	45	(43)
Deferred revenue, net of current portion	(106)	(40)
Other long-term liabilities	--	(18)
Net cash used for operating activities	(764)	(1,758)

INVESTING ACTIVITIES:
Purchases of property and equipment	(172)	(248)
Advances on note receivable	--	(150)
Proceeds from sale of long-term investment	2,248	--
Purchase of long-term investment	--	(80)
Net cash provided by (used for) investing activities	2,076	(478)

FINANCING ACTIVITIES:
Distribution of dividend to stockholders	(3,056)	--
Sale of capital stock pursuant to exercise of option	14	8
Repurchase of capital stock pursuant to tender offer	--	(692)
Net cash used for financing activities	(3,042)	(684)

Net cash used for operating activities from discontinued operations	(120)	(204)
Net cash provided by investing activities from discontinued operations	--	19,082
Net cash provided by (used for) discontinued operations	(120)	18,878

Effects of exchange rate changes on cash	(6)	(2)
Net increase (decrease) in cash	(1,856)	15,956
Cash at beginning of period	18,059	2,624
Cash at end of period	$16,203	$18,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$120	$--

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2016 and 2015. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2015, as filed in our Annual Report on Form 10-K.

2.

Sale of Subsidiary; Discontinued Operations – On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and retroactively classified the ChemFree operations as discontinued operations in all periods presented. Subsequently, in the quarter ended June 30, 2015, the company recorded $20,000 of expense related to the sale of ChemFree for a net gain of $18,726,000 on the sale of ChemFree in the year-to-date period of 2015. The company applied operating loss and capital loss carryforwards against the gain on sale and incurred an alternative minimum tax liability of approximately $120,000 on the transaction, which amount is included in liabilities of discontinued operations as of December 31, 2015. The tax was paid in the quarter ended March 31, 2016. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date was less than the agreed upon target set forth in the Stock Purchase Agreement. In 2015, $880,000 of the escrow amount, net of the final working capital adjustment of $220,000 was released to the company. The remaining escrow balance of $2,200,000, is shown as Restricted Cash as of December 31, 2015 and September 30, 2016. Subsequent to September 30, 2016, the escrow balance was released in its entirety. We received cash of $2,200,000 plus interest in early October 2016.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(unaudited, in thousands)	2016	2015	2016	2015
Net sales	--	--	--	$2,902
Operating loss	--	--	--	(3)
Net income before income taxes	--	--	--	6
Income taxes	--	--	--	9
Net loss from discontinued operations	--	--	--	$(3)

The only liabilities of discontinued operations, presented separately on the balance sheet as of December 31, 2015, consist of $120,000 in current tax liabilities, which were paid before September 30, 2016.

3.

Investment Write-down – In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in Lumense, Inc., an early stage sensor technology company, to $50,000. Subsequently, in the quarter ended June 30, 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in Lumense, Inc. to zero. Given that Lumense has no reasonable prospects to fund its operations and product development, we believe a full write-down is prudent and required.

4.

Stock-based Compensation – At September 30, 2016, we had three stock–based compensation plans in effect. We record compensation cost related to unvested stock option awards by recognizing the unamortized grant date fair value on a straight line basis over the service periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense is recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $7,000 and $5,000 of stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $17,000 and $13,000 for the nine month periods ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, there is $116,000 of unrecognized compensation cost related to stock options. During the quarter ended September 30, 2016, 30,000 options were granted to a new officer of the company pursuant to the 2015 Employee Stock Option Plan (Employee Plan). Pursuant to the terms of the Employee Plan, the options were granted at fair value on the date of the grant. During the three and nine months ended September 30, 2016, 12,000 options were exercised. During the nine month period ended September 30, 2016, an aggregate of 12,000 options were granted to three independent members of our board of directors pursuant to the 2011 Non-Employee Director Stock Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the Annual Shareholders meeting.

The following table summarizes stock options as of September 30, 2016:

	# of Shares	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2016	304,500	$2.06	5.5	$495,300
Vested and exercisable at September 30, 2016	256,500	$1.76	4.7	$489,240

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2015 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2016. The amount of aggregate intrinsic value will change based on the fair value of the company’s stock.

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

7.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and nine month periods ended September 30, 2016 and 2015. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A	10.5%	25.6%	15.2%	24.4%
Customer B	8.0%	20.9%	10.4%	19.7%
Customer C	5.8%	10.1%	7.8%	9.2%
Customer D	43.4%	0.0%	27.8%	0.6%

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

There were no unrecognized tax benefits at September 30, 2016 and December 31, 2015. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Overview

The results reported reflect the effect of the sale of our ChemFree subsidiary on March 31, 2015, as explained in more detail in Note 2 to the Consolidated Financial Statements. Our consolidated continuing operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and may continue to do so in the foreseeable future. We may continue to report consolidated operating profits on an irregular basis and our results may vary depending in part on the size and number of software licenses with revenue recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. As an example, for the quarter ended September 30, 2016, we reported consolidated operating income in part due to revenue associated with the initial implementation of a key global license customer, targeting the Asia Pacific market. A significant portion of our expense is related to personnel, including approximately 255 employees located in India and Romania. In addition, we offer processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We may continue to incur losses in the near future because revenue for processing services is spread out over multi-year contracts and we continue investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results, even though our main operating entity, CoreCard, is likely to operate at breakeven or be profitable from operations.

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

Revenue – Total revenue from continuing operations in the three and nine month periods ended September 30, 2016 was $2,649,000 and $5,844,000, respectively, which represent increases of 115 percent and 67 percent compared to the respective periods in 2015.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $518,000 and $896,000 in the three and nine month periods, respectively, ended September 30, 2016, compared to $139,000 and $413,000 in the same periods in 2015. The increase reflects growth in the number of accounts covered by certain software licenses as well as revenue associated with a global software license implemented in the quarter ended September 30, 2016.

●

Revenue from services was $2,131,000 and $4,948,000 in the three and nine months ended September 30, 2016, which represents an increase of 95 percent and 60 percent compared to the respective periods in 2015. Revenue from transaction processing services, maintenance technical and software support services, and professional services were all greater in the third quarter and year-to-date periods of 2016 as compared to the same periods in 2015. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with software customizations for our license customer base. Professional services generated more revenue due to an increase in the number and value of professional services contracts completed during the reporting periods in 2016 which was, in large part, a direct reflection of the customizations provided to the global software license customer implemented in the quarter ended September 30, 2016. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 54 percent and 50 percent of total revenue, respectively, in the three and nine month periods ended September 30, 2016 compared to 53 percent and 55 percent of total revenue for the comparable corresponding periods in 2015.

●

Cost of product revenue as a percentage of product revenue was 87 percent and 64 percent, respectively, in the three and nine month periods ended September 30, 2016, compared to 39 percent and 40 percent in the respective periods in 2015. The initial implementation of a new license customer tends to skew the cost of product revenue percentage upwards as we deploy extra resources to support the implementation phase. The increase in cost of product revenue percentages for both reporting periods in 2016 is indicative of the initial implementation of a new global license customer.

●

Cost of service revenue as a percentage of total service revenue was 46 percent and 47 percent, respectively, in the three and nine months ended September 30, 2016 compared to 55 percent and 57 percent for the comparable periods in 2015. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. For the three and nine month ended September 30, 2016, our cost of service revenue was more heavily weighted towards our professional services component which, historically, has utilized relatively more offshore employees at a lower cost. As a result, our cost of service revenue percentages for the three and nine months ended September 30, 2016 are well below the comparable periods in 2015. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. As indicated by the lower cost to revenue percentages year over year, we are beginning to experience economies of scale in our processing environment. However, this may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and nine month periods ended September 30, 2016, total operating expenses from continuing operations were lower than in the corresponding periods in 2015 by 8 percent and 9 percent, respectively. Marketing expenses were higher by $22,000 and $94,000, respectively, for the three and nine months ended September 30, 2016 compared to the corresponding periods in 2015, primarily due to a focus on new marketing initiatives for CoreCard in 2016. General and administrative expenses were lower in the third quarter of 2016 by $57,000 and on a year-to-date 2016 basis by $212,000, than in corresponding periods in 2015. The reduction in the third quarter is mainly due to lower personnel-related expense at the corporate offices while the year-to-date decrease is primarily due to bonuses paid in the second quarter of 2015 directly related to the sale of ChemFree as well as transaction expenses for the tender offer which also occurred in the second quarter of 2015. Research and development expenses were 9 percent lower in the third quarter of 2016 and 10 percent lower year-to-date 2016 compared to the comparable periods in the prior year, mainly due to more technical personnel expenses being charged to direct cost of products and services.

Other Income (Loss) – In the three and nine months ended September 30, 2016, we recorded income of $37,000 and a loss of $606,000 in other income, respectively. The 2016 third quarter income is comprised primarily of income earned on our cash balances. On a year-to-date 2016 basis, the loss is primarily attributable to the write-down of $750,000 on an investment, as described in more detail in Note 3 to the Consolidated Financial Statements, offset in part by income of $123,000 earned on our cash balances and other miscellaneous items.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,726,000 on the sale of our ChemFree subsidiary in the year-to-date period of 2015.

Liquidity and Capital Resources

Our cash balance at September 30, 2016 was $16,203,000 compared to $18,059,000 at December 31, 2015. The principal use of cash during the period was the payment of a special cash dividend on February 8, 2016 of $0.35 per share totaling $3,056,000 to our shareholders of record as of January 29, 2016. The principal source of cash of $2,248,000 was from the sale of one of our investee companies, Lancope, Inc., to Cisco, Inc., on December 23, 2015. We recognized a gain of $2,034,000 against our carrying value of $214,000 in the fourth quarter of 2015. Cash from the sale was received in early January 2016. Subsequent to September 30, 2016, the remaining cash held in escrow from the sale of our ChemFree subsidiary was released. We received cash of $2,202,000, including interest, in early October 2016.

During the nine months ended September 30, 2016, continuing operations used $764,000 cash for operations of the CoreCard business and corporate office. The most significant working capital changes since December 31, 2015 include an increase in work-in-process (included in other current assets) of $439,000 related to development costs for in-process contracts in advance of milestone billings and revenue recognition in future periods. In addition, total deferred revenue decreased by $490,000 primarily due to the recognition of a global software license contract along with associated professional services.

From an investing standpoint, for the nine months ended September 30, 2016, $172,000 was used to purchase computer equipment for both our processing environment and company operations.

In the nine months ended September 30, 2016, discontinued operations used $120,000 to pay the 2015 tax liability related to the gain on sale that had been accrued in 2015.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2015. During the nine month period ended September 30, 2016, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2015.

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

●

As an alternative to licensing our software, we offer processing services running on the CoreCard software system. There are numerous risks associated with growing any new line of business and if we fail to manage the risks associated with processing operations, it could have a negative impact on our business.

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

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

	Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
	Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)
	Ex. 31.1	Section 302 Certification of Chief Executive Officer
	Ex. 31.2	Section 302 Certification of Chief Financial Officer
	Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
	Ex.101.INS**	XBRL Instance Document
	Ex.101.SCH**	XBRL Taxonomy Extension Schema
	Ex.101.CAL**	XBRL Taxonomy Extension Calculation
	Ex.101.DEF**	XBRL Taxonomy Extension Definitions
	Ex.101.LAB**	XBRL Taxonomy Extension Labels
	Ex.101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 14, 2016	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 14, 2016	By:	/s/ Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.