Form 10-K
period 2016-12-31
INTELLIGENT SYSTEMS CORP
filed 2017-03-17
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K.

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2016 was $16,127,517 (computed using the closing price of the common stock on June 30, 2016 as reported by the NYSE MKT).

As of February 28, 2017, 8,743,299 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2017 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		Page
Part I

Item
1.	Business	1
2.	Properties	5
3.	Legal Proceedings	5
4.	Mine Safety Disclosures	5
Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
8.	Financial Statements	13
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13
9A.	Controls and Procedures	13
Part III
10.	Directors, Executive Officers and Corporate Governance	14
11.	Executive Compensation	14
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
13	Certain Relationships and Related Transactions, and Director Independence	15
14.	Principal Accountant Fees and Services	15
Part IV
15.	Exhibits and Financial Statement Schedules	16
Signatures		17

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

On March 31, 2015, we sold our largest operating subsidiary, ChemFree Corporation to CRC Industries, Inc., a Pennsylvania corporation (“CRC”). ChemFree manufactures and markets a line of parts washers under the SmartWasher® trademark. Accordingly, we have classified the ChemFree operations as discontinued operations in all periods presented.

Following the sale of ChemFree, we are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our FinTech operations are conducted through our CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. Effective January 1, 2017, we increased our ownership in CoreCard from approximately 96 percent to 100 percent. We also have two other wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India, that perform software development and testing as well as processing operations support for CoreCard.

For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

CoreCard Software, Inc. – We conduct our business primarily through CoreCard. Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but do not sell products or services to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. CoreCard also uses the same software solutions in its processing operations for companies that prefer to outsource this function to CoreCard rather than license the software for in-house operations.

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

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes both prepaid cards and credit financing for a number of customers and anticipates steadily growing this business further in 2017 as it adds new processing customers. CoreCard has a data processing center and disaster recovery site at secure third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-16 SOC 1 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from the Discover, MasterCard, Star and Pulse networks and expects to complete direct connections and certification by other major network associations in 2017.

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

Research and Development

We spent $2.7 million and $2.9 million in the years ended December 31, 2016 and 2015, respectively, on company sponsored research and development. All of our consolidated research and development expense is related to our FinTech business. We maintain a workforce of approximately 260 employees in our offshore operations in India and Romania for software development and testing, as well as operations support for processing services. We continuously add new features and functionality to our financial technology software in response to market requirements and trends and expect to continue to do so.

Patents, Trademarks and Trade Secrets

We have one U.S. patent covering aspects of CoreCard’s core software platform. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and several foreign jurisdictions various trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is one element in developing and maintaining brand recognition and protecting our intellectual property. We presently market our products under trademarks and service marks such as CoreCard®, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreMONEY™ and others.

Personnel

As of February 15, 2017, we had 286 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, 280 are involved in CoreCard’s software development, testing and operations, and 6 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 14 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.      PROPERTIES

We have a lease covering approximately 15,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed April 15, 2015 for a three year term. We also lease a small office in Timisoara, Romania, we own a 6,350 square foot office facility in Bhopal, India to house the software development and testing activities of our offshore subsidiaries and we lease approximately 2,000 square feet of additional office space in an adjacent facility in Bhopal, India. We believe our facilities are adequate for the foreseeable future.

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

Year Ended December 31,	2016		2015
	High	Low	High	Low
1st Quarter	$3.60	$2.75	$2.98	$1.58
2nd Quarter	3.88	3.25	3.34	2.64
3rd Quarter	4.05	3.50	3.09	2.44
4th Quarter	4.47	3.53	3.49	2.72

We had 219 shareholders of record as of February 15, 2017. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On February 8, 2016, we paid a special cash dividend of $0.35 per share totaling $3,056,000 to shareholders. The company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2016.

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

Revenue Recognition – Product revenue consists of fees from software licenses. Service revenue consists of fees for processing services; professional services for software customization, consulting, training; reimbursable expenses; and software maintenance and customer support.

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

Valuation of Investments – We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. In the first quarter of 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of Lumense, Inc.to management’s estimate of net realizable value. Subsequently, in the second quarter of 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in Lumense, Inc. In the fourth quarter of 2015, we recorded an impairment charge of $792,000 to reduce the carrying value of NKD Enterprises to management’s estimate of net realizable value. During the same quarter, we recorded a gain on investment of $2.0 million when Lancope, Inc., an investee company, was sold to Cisco, Inc. Such gains or write-downs can have material impacts on our financial condition or results of operations and are generally not predictable in advance.

Executive Summary

The results reported reflect the effect of the sale of ChemFree subsidiary on March 31, 2015, as explained in more detail in Note 2 to the Consolidated Financial Statements. As such, we have classified the ChemFree operations as discontinued operations in all periods presented. Our consolidated continuing operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. As an example, for the quarter ended September 30, 2016, we reported consolidated operating income in part due to significant revenue associated with the initial implementation of a key global license customer, targeting the Asia Pacific market. A significant portion of our expense is related to personnel, including approximately 260 employees located in India and Romania. In addition, we offer processing services as an alternative for customers who prefer to outsource this function instead of licensing our software and running the application in-house. We may continue to incur losses in the near future because revenue for processing services is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results, even though our main operating entity, CoreCard, is profitable from operations for the twelve months ended December 31, 2016 and is likely to operate at or near breakeven in the future.

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

The sale of the ChemFree operations in 2015 resulted in significant cash balances. We used $692,000 to repurchase shares of our common stock pursuant to a modified “Dutch” auction tender in 2015 and $3,056,000 to pay a special cash dividend of $0.35 per share to shareholders on February 8, 2016. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue from continuing operations in 2016 was $8,178,000 which represents a 71 percent increase over 2015. We experienced revenue growth on both the products and services sides of the business. Since a significant component of the year-to-year increase in product and service revenue was related to a single new customer that went live in 2016, it is unlikely that we will experience the same year-over-year revenue growth in 2017.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $1,137,000 in 2016, an 85% increase over the $614,000 reported in 2015. The increase reflects growth in the number of accounts covered by certain software licenses as well as revenue associated with the initial implementation of a key global license customer whose software license was implemented in the quarter ended September 30, 2016.

●

Revenue from services was $7,041,000 in 2016, which represents a 69 percent increase over the $4,168,000 reported in 2015. Revenue from transaction processing services, maintenance technical and software support services, and professional services were all higher in 2016 as compared to 2015. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with software customizations for our license customer base. Professional services generated more revenue due to an increase in the number and value of professional services contracts completed during the reporting periods in 2016 which was, in large part, a direct reflection of the customizations provided to the global software license customer implemented in the quarter ended September 30, 2016. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 49 percent of total revenue for the twelve months ended December 31, 2016, compared to 53 percent for the twelve months ended December 31, 2015.

●

Cost of product revenue was $626,000 or 55 percent as a percent of product revenue in 2016 compared to $219,000 or 36 percent as a percent of product revenue in 2015. The initial implementation of a new license customer tends to skew the cost of product revenue percentage upwards as we deploy extra resources to support the implementation phase. The increase in cost of product revenue percentage in 2016 is indicative of the initial implementation of a new global license customer.

●

Cost of service revenue in 2016 was $3,352,000 or as a percentage of total service revenue 48 percent compared to $2,331,000 or as a percentage of total service revenue 56 percent in 2015. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In 2016, our cost of service revenue was more heavily weighted towards our professional services component which, historically, has utilized relatively more offshore employees at a lower cost. As a result, our cost of service revenue percentage in 2016 is below the 2015 percentage. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. We are beginning to experience economies of scale in our processing environment, as indicated by the lower cost of revenue percentages year over year. However, this may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply

Operating Expenses – For the twelve month period ended December 31, 2016, total operating expenses from continuing operations were lower than in the corresponding period in 2015. General and administrative expenses were lower in 2016 than in 2015, due to bonuses paid in 2015 related to the sale of the ChemFree subsidiary in 2015 and transaction expenses for the tender offer in 2015. In addition, the decrease in G&A in 2016 reflects lower personnel-related expense at the corporate offices in 2016. Research and development expenses were 5 percent lower in 2016 as compared to 2015, mainly due to more technical personnel expenses being charged to direct cost of services for maintenance, professional services and processing. Marketing expenses remained relatively immaterial as a percentage of total operating expenses, 7 percent in 2016 and 5 percent in 2015, however have increased 45 percent year over year as we have added new marketing initiatives for CoreCard in 2016. We anticipate increasing marketing expenditures in the future as we are better positioned to support the processing business.

Investment Income (Loss) – In 2016, we recorded an investment loss of $713,000.The loss is primarily attributable to the write-down of $750,000 on an investment, as described in more detail in Note 4 to the Consolidated Financial Statements, offset in part by a gain of $37,000 on a final payment after the escrow period on a prior minority investment sale. In 2015, we recorded $1,247,000 of investment income, which was comprised primarily of $2,034,000 on the sale of our minority interest in Lancope, Inc. in the fourth quarter of 2015 offset in part by an impairment charge of $792,000 in the fourth quarter of 2015 to write down the carrying value of another investee company, NKD Enterprises, to our estimate of net realizable value.

Other Income – Other income remained relatively consistent year over year at $148,000 in 2016 and $109,000 in 2015. This primarily reflects income earned on our cash balances in both years.

Gain on Sale of Discontinued Operations – As explained in more detail in Note 2 to the Consolidated Financial Statements, we recorded a gain of $18,802,000 on the sale of our ChemFree subsidiary in 2015.

Liquidity and Capital Resources

Our cash balance at December 31, 2016 was $17,724,000 compared to $18,059,000 at December 31, 2015. The principal use of cash during the period was the payment of a special cash dividend on February 8, 2016 of $0.35 per share totaling $3,056,000 to our shareholders of record as of January 29, 2016. In 2016, a principal source of cash was $2,248,000 from the sale of one of our investee companies, Lancope, Inc., to Cisco, Inc., on December 23, 2015. We recognized a gain of $2,034,000 against our carrying value of $214,000 in the fourth quarter of 2015. Cash from the sale was received in early January 2016. In addition, the remaining cash held in escrow of $2,202,000, including interest, from the sale of our ChemFree subsidiary was released in the fourth quarter of 2016.

During the twelve months ended December 31, 2016, continuing operations used $1,257,000 cash for operations of the FinTech business and corporate office. The most significant working capital changes since December 31, 2015 include an increase in other current assets of $562,000 of which $528,000 relates to an increase in work-in-process for in-process contracts, and accounts receivable increased $367,000 due to higher billings in 2016. In addition, total deferred revenue decreased by $466,000 as we were able to recognize for GAAP reporting, prior period milestone billings for in-process contracts and deposits for professional services when the projects were completed in 2016.

We used $313,000 cash to acquire computer equipment for our processing data centers and to upgrade office equipment for technical resources. In addition, we used $50,000 cash to increase our investment in a prior investee, a privately-held technology company.

In the twelve months ended December 31, 2016, discontinued operations used $120,000 cash, to pay a tax liability related to the sale of ChemFree as further explained in Note 2 to the Consolidated Financial Statements.

We previously had a line of credit with a maximum principal availability of $1,250,000 based on qualified receivables; however, we have not borrowed under the bank line of credit in the past five years and do not expect to need to do so in the foreseeable future. As a result, when the line of credit expired on June 30, 2016, we decided not to renew the bank line for an additional period.

Subsequent to the 2016 year-end, on January 4, 2017 we funded our investment of $1,000,000 in a privately held technology company as explained in Note 4 to the Consolidated Financial Statements.

Although we paid a special cash dividend to shareholders in 2016, we do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, although there can be no assurance that appropriate opportunities will arise.

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

●

As an alternative to licensing our software, we offer processing services running on the CoreCard software system. There are numerous risks associated with growing a new line of business and if we fail to manage the risks associated with processing operations, it could have a negative impact on our business.

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

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 718) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the effect on our Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held though Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this Update clarify the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in this Update also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact this will have on our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2016, the company’s internal control over financial reporting is effective based on those criteria.

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

Please refer to the subsection entitled “Proposal 1 - The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Executive Officers” in our Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	264,500	$1.99	834,000
Equity compensation plans not approved by security holders	40,000	$2.52	--
Total	304,500	$2.06	834,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2016 and 2015, 12,000 options were granted in each year under the 2011 Director Plan, and zero options and 8,000 options, respectively, expired unexercised. In 2016, 12,000 options were exercised. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003 and the 2003 Plan expired in 2013. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. In 2015, shareholders approved the Intelligent Systems Corporation Stock Incentive Plan (the “2015 Plan”) that provides for the issuance of up to 750,000 shares of common stock to employees and key consultants and advisors. In the year ended December 31, 2016, 30,000 options were granted to a new officer of the company under the 2015 Plan. No grants were made in 2015 under the 2015 Plan. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $210,000 and $275,000 in the years ending December 31, 2016 and 2015, respectively. Simultaneous with the sale of our ChemFree subsidiary on March 31, 2015, we renewed our facility lease with ISC Properties, Inc. and reduced the amount of space leased.

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

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Karen J. Reynolds, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.

2.1	Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015.)

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3(i) of the Registrant’s Form 10-K for the year ended December 31, 2010.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Lease Agreement dated April 1, 2015, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.3	Management Compensation Plans and Arrangements:
(a)	Intelligent Systems Corporation Incentive Stock Plan
(b)	2011 Non-Employee Directors Stock Option Plan

Exhibit 10.3(a) is incorporated by reference to the Registrant’s 2015 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.3(b) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Nichols, Cauley & Associates, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema ***

101.CAL	XBRL Taxonomy Extension Calculation ***

101.DEF	XBRL Taxonomy Extension Definitions ***

101.LAB	XBRL Taxonomy Extension Labels ***

101.PRE	XBRL Taxonomy Extension Presentation ***

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 17, 2017	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2017
/s/ Karen J. Reynolds Karen J. Reynolds	Chief Financial Officer (Principal Accounting and Financial Officer)	March 17, 2017
/s/ Cherie M. Fuzzell Cherie M. Fuzzell	Director	March 17, 2017
/s/ Philip H. Moise Philip H. Moise	Director	March 17, 2017
/s/ Parker H. Petit Parker H. Petit	Director	March 17, 2017

INTELLIGENT SYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

NICHOLS, CAULEY & ASSOCIATES, LLC 2800 Century Parkway, Suite 900 Atlanta, Georgia 30345 404-214-1301 FAX 404-214-1302 atlanta@nicholscauley.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Intelligent Systems Corporation

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelligent Systems Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Nichols, Cauley and Associates, LLC

Atlanta, Georgia

March 3, 2017

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2016	2015
ASSETS
Current assets:
Cash	$17,724	$18,059
Marketable securities	418	396
Accounts receivable, net	1,329	962
Other current assets	1,160	2,846
Restricted cash	--	2,200
Total current assets	20,631	24,463
Investments	1,272	1,015
Property and equipment, at cost less accumulated depreciation	700	636
Other long-term assets	101	59
Total assets	$22,704	$26,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301	$78
Deferred revenue, current portion	1,474	1,830
Accrued payroll	515	495
Accrued expenses	43	25
Other current liabilities	1,338	243
Liabilities from discontinued operations	--	120
Total current liabilities	3,671	2,791
Deferred revenue, net of current portion	85	195
Other long-term liabilities	18	18
Commitments and contingencies (Note 8)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,743,299 and 8,731,299 issued and outstanding at December 31, 2016 and 2015, respectively	87	87
Additional paid-in capital	17,864	20,875
Accumulated other comprehensive loss	(163)	(184)
Accumulated income	4,158	5,270
Total Intelligent Systems Corporation stockholders’ equity	21,946	26,048
Noncontrolling interest	(3,016)	(2,879)
Total stockholders’ equity	18,930	23,169
Total liabilities and stockholders’ equity	$22,704	$26,173

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2016	2015
Revenue
Products	$1,137	$614
Services	7,041	4,168
Total net revenue	8,178	4,782
Cost of revenue
Products	626	219
Services	3,352	2,331
Total cost of revenue	3,978	2,550
Expenses
Marketing	350	242
General and administrative	1,797	1,935
Research and development	2,740	2,877
Loss from operations	(687)	(2,822)
Investment income (loss)	(713)	1,247
Other income	148	109
Loss from continuing operations before income taxes	(1,252)	(1,466)
Income taxes	(3)	3
Net loss from continuing operations	(1,249)	(1,469)
Gain on sale of discontinued operations, net of taxes	--	18,802
Loss from discontinued operations, no tax effect	--	(3)
Net income (loss)	(1,249)	17,330
Net loss attributable to noncontrolling interest	137	690
Net income (loss) attributable to Intelligent Systems Corporation	$(1,112)	$18,020
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic: Continuing operations	$(0.13)	$(0.09)
Discontinued operations	0.00	2.14
Earnings (loss) per share	$(0.13)	$2.05
Diluted: Continuing operations	$(0.13)	$(0.08)
Discontinued operations	0.00	2.10
Earnings (loss) per share	$(0.13)	$2.02
Basic weighted average common shares outstanding	8,736,299	8,806,875
Diluted weighted average common shares outstanding	8,736,299	8,912,109
Net income (loss) attributable to Intelligent Systems Corporation:
Loss from continuing operations	$(1,112)	$(779)
Income from discontinued operations	--	18,799
Net income (loss) attributable to Intelligent Systems Corporation	$(1,112)	$18,020

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2016	2015
Net income (loss)	$(1,249)	$17,330
Other comprehensive income:
Foreign currency translation adjustments	(1)	(6)
Unrealized gain (loss) on available-for-sale marketable securities	22	(68)
Total comprehensive income (loss)	(1,228)	17,256
Comprehensive loss attributable to noncontrolling interest	137	690
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$(1,091)	$17,946

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2016	2015
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning of year	8,731,299	8,958,028
Stock option exercised	12,000	4,000
Stock repurchased during year in tender offer	--	(230,729)
End of year	8,743,299	8,731,299
Common stock, amount, beginning of year	$87	$90
Stock repurchased during year in tender offer	--	(3)
End of year	87	87
Additional paid-in capital, beginning of year	20,875	21,537
Dividends paid	(3,056)	--
Stock repurchased during year in tender offer	--	(689)
Stock option exercised	14	8
Stock compensation expense	31	19
End of year	17,864	20,875
Accumulated other comprehensive loss, beginning of year	(184)	(110)
Foreign currency translation adjustment	(1)	(6)
Unrealized gain (loss) on available-for-sale marketable securities	22	(68)
End of year	(163)	(184)
Accumulated earnings (deficit), beginning of year	5,270	(12,750)
Net income (loss)	(1,112)	18,020
End of year	4,158	5,270
Total Intelligent Systems Corporation stockholders’ equity	21,946	26,048
Noncontrolling interest, beginning of year	(2,879)	(2,189)
Net loss	(137)	(690)
End of year	(3,016)	(2,879)
Total stockholders’ equity	$18,930	$23,169

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net income (loss)	$(1,249)	$17,330
Income from discontinued operations	--	(18,799)
Loss from continuing operations	(1,249)	(1,469)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	248	217
Stock-based compensation expense	31	19
Non-cash investment and interest income (loss), net	750	1,005
Equity in loss of affiliate company	43	14
Loss on disposal of property and equipment	1	--
Changes in operating assets and liabilities:
Accounts receivable, net	(367)	(461)
Other current assets	(562)	(2,508)
Other long term assets	(42)	22
Accounts payable	223	(12)
Accrued payroll	20	(87)
Deferred revenue, current portion	(356)	1,220
Accrued expenses	18	1
Other current liabilities	95	(31)
Deferred revenue, net of current portion	(110)	4
Net cash used for operating activities	(1,257)	(2,066)

INVESTING ACTIVITIES:
Purchases of property and equipment	(313)	(272)
Purchase of long-term investment	(50)	(430)
Proceeds from sale of long-term investments	4,448	--
Net cash provided by (used for) investing activities	4,085	(702)

FINANCING ACTIVITIES:
Distribution of dividend to stockholders	(3,056)	--
Sale of capital stock pursuant to exercise of option	14	8
Repurchase of capital stock pursuant to tender offer	--	(692)
Net cash used for financing activities	(3,042)	(684)

Net cash used for operating activities from discontinued operations	(120)	(189)
Net cash provided by investing activities from discontinued operations	--	19,082
Net cash provided by (used for) discontinued operations	(120)	18,893
Effects of exchange rate changes on cash	(1)	(6)
Net increase (decrease) in cash	(335)	15,435
Cash at beginning of year	18,059	2,624
Cash at end of year	$17,724	$18,059
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$120	$--
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Unfunded investment in privately-held technology company	$1,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – In this document, terms such as the “company”, “we”, “us”, “our” and “ISC” refer to Intelligent Systems Corporation, a Georgia corporation, and its consolidated subsidiaries.

Consolidation – The financial statements include the accounts of Intelligent Systems Corporation and its majority owned and controlled U.S. and non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.

Nature of Operations – As further explained in Note 2, on March 31, 2015, we sold our largest operating subsidiary, ChemFree Corporation. Accordingly, we have classified the ChemFree operations as discontinued operations in all periods presented. Our continuing operations consist primarily of our CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. CoreCard provides technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry.

Use of Estimates – In preparing the financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Areas where we use estimates and make assumptions are to determine our allowance for doubtful accounts, valuation of our investments, depreciation and amortization expense, accrued expenses and deferred income taxes.

Translation of Foreign Currencies – We consider that the respective local currencies are the functional currencies for our foreign operations. We translate assets and liabilities to U.S. dollars at period-end exchange rates. We translate income and expense items at average rates of exchange prevailing during the period. Translation adjustments are recorded as accumulated other comprehensive gain or loss as a separate component of stockholders’ equity. Upon sale of an investment in a foreign operation, the currency translation adjustment component attributable to that operation is removed from accumulated other comprehensive loss and is reported as part of gain or loss on sale of discontinued operations.

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our software products and transaction processing services to companies involved in a variety of industries that provide some form of credit or prepaid financing options or perform financial services. We perform continuing credit evaluations of our customers’ financial condition and we do not require collateral. The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2016 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5.

Marketable Securities – Our marketable securities, which are classified as available-for-sale, are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The fair value of the marketable securities is $418,000 at December 31, 2016; an unrealized gain of $22,000 is included in other comprehensive loss. The fair value of the marketable securities was $396,000 at December 31, 2015; an unrealized loss of $68,000 was included in other comprehensive loss.

Property and Equipment – Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. For the year ended December 31, 2015, no such impairment existed. As a result of a comprehensive physical inventory at our U.S. based operations in 2016, various assets were disposed of and the cost of the assets and related accumulated depreciation were removed from the accounts. A net loss of $1,000 was recognized in the year ended December 31, 2016.

Classification	Useful life in years
Machinery and equipment	3	-	5
Furniture and fixtures	5	-	7
Leasehold improvements	1	-	5
Building	39

The cost of each major class of property and equipment at December 31, 2016 and 2015 is as follows:

(in thousands)	2016	2015
Machinery and equipment	$1,696	$2,178
Furniture and fixtures	154	197
Leasehold improvements	0	258
Building	308	308
Subtotal	2,158	2,941
Accumulated depreciation	(1,458)	(2,305)
Property and equipment, net	$700	$636

Depreciation expense for continuing operations was $248,000 and $217,000 in 2016 and 2015, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Following the sale of our ChemFree subsidiary in March 2015, we no longer have any leased equipment or lease rental income.

Investments – For entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control, we account for investments in privately-held companies under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to investments is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2016, we recognized $713,000 of investment loss, net, attributable to the write-down of $750,000 on a cost method investment which was offset in part by a gain of $37,000 on a final payment after the escrow period on a prior minority investment sale. During the year ended December 31, 2015, we recognized $1,247,000 of investment income, net, principally related to a gain of $2,034,000 on the sale of one of our cost method investments which was offset in part by an impairment charge of $792,000 to reduce the carrying value of our equity method investment to $100,000, management’s estimate of realizable value. At December 31, 2016 and 2015, the aggregate value of investments was $1,272,000 and $1,015,000, respectively. We signed an agreement acquiring a $1,000,000 investment in a privately-held technology company in the FinTech industry on December 30, 2016. The investment is included in the December 31, 2016 aggregate value; however, the funding of the investment did not occur until subsequent to year end on January 4, 2017.

Patents – Following the sale of our ChemFree subsidiary, we no longer have any undepreciated patent assets on our balance sheet and no amortization expense for continuing operations.

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

Fair Value Measurements – In determining fair value, we use quoted market prices in active markets.  Generally accepted accounting principles (“GAAP”) establishes a fair value measurement framework, provides a single definition of fair value, and requires expanded disclosure summarizing fair value measurements.  GAAP emphasizes that fair value is a market-based measurement, not an entity specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.

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

The hierarchy is measured in three levels based on the reliability of inputs:

• Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities that the company has the ability to access.  Valuation adjustments and block discounts are not applied to Level 1 instruments.

• Level 2 - Valuations based on quoted prices in less active, dealer or broker markets.  Fair values are primarily obtained from third party pricing services for identical or comparable assets or liabilities.

• Level 3 - Valuations derived from other valuation methodologies, including pricing models, discounted cash flow models and similar techniques, and not based on market, exchange, dealer, or broker-traded transactions.  Level 3 valuations incorporate certain assumptions and projections that are not observable in the market and significant professional judgment is needed in determining the fair value assigned to such assets or liabilities.

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

Revenue Recognition – Product revenue consists of fees from software licenses. Service revenue consists of fees for processing services; professional services for software customization, consulting, training; reimbursable expenses; and software maintenance and customer support.

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

Deferred Revenue – Deferred revenue consists of advance payments by software customers for annual or quarterly PCS, advance payments from customers for software licenses and professional services not yet delivered, and initial implementation payments for processing services or bundled license and support services in multi-year contracts. We do not anticipate any loss under these arrangements. Deferred revenue is classified as long-term until such time that it becomes likely that the services or products will be provided within 12 months of the balance sheet date.

Cost of Revenue – For cost of revenue for software contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, pass-through third party costs, and data center and compliance costs for processing services. We also capitalize the initial implementation fees for processing services contracts and recognize the costs over the life of the contract, when the corresponding revenue is recognized.

Software Development Expense – Research and development costs are expensed in the period in which they are incurred. Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.

Warranty Costs –The warranty related to software license contracts consists of a defined number of months (usually three) of PCS after the go-live date, which is accrued as of the go-live date and recognized over the warranty period.

Legal Expense – Legal expenses for continuing operations are recorded as a component of general and administrative expense in the period in which such expenses are incurred. In 2015, legal expenses associated with the sale of our ChemFree subsidiary were included as a component of the transaction related expenses in determining the gain on the sale of discontinued operations.

Research and Development – Research and development costs consist principally of compensation and benefits paid to certain company employees and certain other direct costs. All research and development costs are expensed as incurred.

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2016 and 2015 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $31,000 and $19,000 of stock-based compensation expense in the years ended December 31, 2016 and 2015, respectively.

In each of the years ended December 31, 2016 and 2015, a total of 12,000 options were granted pursuant to the 2011 Non-employee Directors Stock Option Plan. In 2016, a total of 30,000 options were granted pursuant to the Intelligent Systems Corporation Stock Incentive Plan (the “2015 Plan”). The fair value of each option granted in 2016 and 2015 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2016	2015
Risk free interest rate	.28%	.27%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	65%	66%

Under these assumptions, the weighted average fair value of options granted in 2016 and 2015 was $2.63 and $2.10 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2016 related to unvested options amounted to $103,000 and is expected to be recognized from 2017 through 2019.

Income Taxes – We utilize the asset and liability method of accounting for income taxes. As such, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective tax bases and for net tax operating loss carryforwards.

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

Comprehensive Income (Loss) – Comprehensive income (loss) represents net income (loss) adjusted for the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. These items are accumulated over time as “accumulated other comprehensive loss” on the Consolidated Balance Sheet and consist primarily of net earnings/loss and foreign currency translation adjustments associated with foreign operations that use the local currency as their functional currency as well as unrealized gains and losses on marketable securities.

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

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 718) related to simplifications of employee share-based payment accounting. This pronouncement eliminates the APIC pool concept and requires that excess tax benefits and tax deficiencies be recorded in the income statement when awards are settled. The pronouncement also addresses simplifications related to statement of cash flows classification, accounting for forfeitures, and minimum statutory tax withholding requirements. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are currently evaluating the effect on our Consolidated Financial Statements.

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

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held though Related Parties that are Under Common Control, which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. This guidance is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies the presentation of restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending cash balances on the statement of cash flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017. Early application is permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by eliminating Step 2 of the goodwill impairment test. Under this new standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and then recognize an impairment charge, as necessary, for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for fiscal years beginning after December 15, 2019. Early application is permitted. We do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this Update clarify the scope of the nonfinancial asset guidance in Subtopic 610-20. The amendments also clarify that the derecognition of all businesses and nonprofit activities (except those related to conveyances of oil and gas mineral rights or contracts with customers) should be accounted for in accordance with the derecognition and deconsolidation guidance in Subtopic 810-10. In addition, the amendments eliminate the exception in the financial asset guidance for transfers of investments (including equity method investments) in real estate entities and supersede the guidance in the Exchanges of a Nonfinancial Asset for a Noncontrolling Ownership Interest Subsection within Topic 845. The amendments in this Update also provide guidance on the accounting for what often are referred to as partial sales of nonfinancial assets within the scope of Subtopic 610-20 and contributions of nonfinancial assets to a joint venture or other noncontrolled investee. This guidance is effective for public entities for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. We are currently evaluating the impact this will have on our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	DISCONTINUED OPERATIONS

On March 31, 2015, we and CRC Industries, Inc., a Pennsylvania corporation (“CRC”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) whereby we sold all of the issued and outstanding stock of our wholly owned subsidiary, ChemFree Corporation (“ChemFree”), to CRC (the “ChemFree Sale”). The purchase price for the all-cash sale was $21,600,000, subject to customary post-closing adjustments, including a working capital adjustment. The company retained all net cash of ChemFree as of the closing date. In the quarter ended March 31, 2015, the company recorded a gain on the sale of ChemFree of $18,746,000 and retroactively classified the ChemFree operations as discontinued operations in all periods presented. Following the closing of the sale, the company recorded a net of $56,000 in post-closing adjustments primarily to reduce our estimated tax liability, resulting in a gain on the sale of $18,802,000 in the year ended December 31, 2015. The company applied operating loss and capital loss carryforwards against the gain on sale and incurred an alternative minimum tax liability of approximately $120,000 on the transaction, which amount is included in liabilities of discontinued operations as of December 31, 2015. The tax was paid in 2016. At the closing, a total of $3,300,000 of the purchase price was placed in escrow for purposes of securing our obligations to indemnify CRC and to refund a portion of the purchase price if ChemFree’s actual working capital amount on the closing date is less than the agreed upon target set forth in the Stock Purchase Agreement. In 2015, $880,000 of the escrow amount, net of the final working capital adjustment of $220,000 was released to the company. The remaining escrow balance of $2,200,000 which was shown as Restricted Cash as of December 31, 2015, was released in its entirety in 2016, along with interest earned.

The following condensed financial information is provided for the ChemFree discontinued operations for the periods shown:

Year ended December 31, (in thousands)	2016	2015
Net sales	--	$2,902
Operating income	--	197
Net income before income taxes	--	6
Income taxes	--	9
Net loss from discontinued operations	--	$(3)

The only liabilities of discontinued operations, presented separately on the balance sheet as of December 31, 2015, consist of $120,000 in current tax liabilities, which were paid in 2016.

3.	OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”). The Option Agreement grants to CNB the option to acquire from ISC the number of shares of stock in the company’s CoreCard Software subsidiary equal to five percent of ISC’s equity ownership in CoreCard. At the end of 2016, ISC increased its ownership of CoreCard from approximately 96 percent on a fully diluted basis to 100 percent. The number of shares covered by the option may be increased, up to ten percent based on achievement of certain volumes of prepaid cards issued by CNB and processed by CoreCard, as defined in the Option Agreement. The option has an exercise price of one million dollars for each five percent of ISC’s interest in CoreCard, expires on December 31, 2017 and can be exercised at any time before it expires. Further, at any time between September 30, 2014 and June 30, 2017, subject to certain earlier termination provisions, CNB may elect to require ISC to repurchase the option at a purchase price equal to the fair market value of the option less one million dollars. As of December 31, 2016, CNB has not requested that ISC repurchase the option. We entered into the Option Agreement in recognition of CNB’s cooperation and contribution to building CoreCard’s card processing business. During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and carry a long-term liability of $18,000 at December 31, 2016 and 2015 to recognize the financial impact of the Option Agreement.

4.	INVESTMENTS

At December 31, 2016 and 2015, our ownership interest in NKD Enterprises, LLC was 25.5%. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments. In December 2015, we recorded an impairment charge of $792,000 to reduce the carrying value of our investment in NKD Enterprises, LLC to management’s estimate of net realizable value.

	Carrying Value
At December 31, (in thousands)	2016	2015
NKD Enterprises, LLC	$64	$107

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31, (in thousands)	2016	2015
Revenues	$2,050	$1,878
Operating loss	(168)	(58)
Net loss	(168)	(58)

As of and for the year ended December 31, (in thousands)	2016	2015
Current assets	$107	$133
Non-current assets	3,002	3,004
Current liabilities	400	260
Stockholders’ equity	2,709	2,877

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

In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in Lumense, Inc., an early stage sensor technology company, to $50,000. Subsequently, in the quarter ended June 30, 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in Lumense to zero. Given that Lumense has no reasonable prospects to fund its operations and product development, we believe a full write-down is prudent and required.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017; the liability for the investment funding is shown in “Other Current Liabilities” at December 31, 2016.

5.	ACCOUNTS RECEIVABLE and customer concentrations

At December 31, 2016 and 2015, our allowance for doubtful accounts amounted to $15,000 and $0, respectively. Net charges against the allowance for doubtful accounts were $0 in both 2016 and 2015.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2016	2015	2016	2015
Customer A	13.2%	22.5%	14.2%	23.6%
Customer B	28.5%	2.0%	52.2%	28.9%
Customer C	10.3%	18.7%	5.2%	6.4%
Customer D	3.6%	3.9%	3.2%	11.6%

Subsequent to December 31, 2016, Customer B remitted payments totaling approximately $547,000 in January 2017 for a total payment of 79% of their year-end accounts receivable balance.

6.	SHORT-TERM BORROWINGS

Terms and borrowings under our primary credit facility are summarized as follows:

Year ended December 31,	2016	2015
Maximum outstanding (month-end)	$--	$--
Outstanding at year-end	--	--
Interest rate at year-end	--	6.0%
Average interest rate	--	6.0%

We established a working capital credit facility with a bank in October 2003 and in the past, renewed the line periodically with the last renewal on June 27, 2014 with a maximum principal availability of $1.25 million based on qualified receivables. Since we have not borrowed under the bank line of credit in the past five years and did not expect to need to do so in the foreseeable future, when the line of credit expired on June 30, 2016, we did not renew the bank line for an additional period.

7.	INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31, (in thousands)	2016	2015
Current	$--	$3
Total	$--	$3

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2016	2015
Statutory rate	35%	35%
Change in valuation allowance	(35% )	(35% )
Effective rate	0%	0%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2016	2015
Deferred tax assets:
Federal, state and foreign loss carryforwards	$1,440	$1,850
Deferred revenue	30	68
Federal and state tax credits	642	653
Other	823	(79)
Total deferred tax asset	2,935	2,492
Less valuation allowance	(2,935)	(2,492)
Net deferred tax asset	$--	$--

Federal and state tax credits of $642,000 included in the above table expire at various dates between 2024 and 2035.

We had a deferred tax asset of approximately $2.9 million and $2.5 million at December 31, 2016 and December 31, 2015, respectively. The deferred tax asset has been offset by a valuation allowance in 2016 and 2015 of $2.9 million and $2.5 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2016	2015
2021	$689	$689
2022	849	849
2030	--	4
2031	--	298
Thereafter	2,578	3,445
Total	$4,116	$5,285

Of the net operating losses detailed above, $1.5 million are related to net operating losses that CoreCard incurred prior to its acquisition by the company. These net operating losses are subject to Separate Return Limitation Year rules. These net operating loss carryforwards expire in years 2021 and 2022.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2016 and 2015. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Leases – We have noncancellable operating leases for offices and data centers expiring at various dates through March 2018. Future minimum lease payments are as follows:

Year ended December 31, (in thousands)
2017	$271
2018	64
Total minimum lease payments	$335

The above future minimum lease payments include a total of $274,000 payable to a related party. See Note 11 for further discussion.

Rental expense for leased facilities related to continuing operations amounted to $351,000 and $416,000 in the years ended December 31, 2016 and 2015, respectively.

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

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011. At December 31, 2016 and 2015, we have accrued $50,000 and $59,000, respectively, which is included in other current liabilities in the Consolidated Balance Sheets, for future payments that were earned under the plan before it was terminated.

10.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $38,000 and $36,000 in 2016 and 2015, respectively.

11.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $210,000 and $275,000 to ISC Properties, LLC in the years ended December 31, 2016 and 2015, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

12.	STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, of which none is outstanding. On April 22, 2015, we commenced a modified “Dutch” auction style tender offer to purchase for cash shares of our common stock for an aggregate purchase price of no more than $5 million. The tender offer expired May 19, 2015. We accepted for tender 230,729 shares of common stock at a purchase price per share of $3.00 for an aggregate purchase price of $692,000. Shares repurchased were cancelled, resulting in a decline in the number of outstanding shares at December 31, 2015.

13.	STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 197,500 options ungranted. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultant and advisors. In the year ended December 31, 2016, 30,000 options were granted to a new officer of the company under the 2015 Plan. No grants were made in 2015 under the 2015 Plan. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. As of December 31, 2016, a total of 1,285,500 options under all plans have been granted, 740,320 have been exercised, 240,680 have been cancelled, 256,500 are fully vested and exercisable and 48,000 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2016, there was $103,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 2.8 years.

Stock option activity during the years ended December 31, 2016 and 2015 was as follows:

	2016			2015
Options outstanding at January 1			274,500			274,500
Options cancelled			0			(8,000)
Options exercised			(12,000)			(4,000)
Options granted			42,000			12,000
Options outstanding at December 31			304,500			274,500

Options available for grant at December 31			834,000			876,000

Options exercisable at December 31			256,500			254,500

Exercise price ranges per share:
Granted	$3.50	-	$3.89		$2.97
Exercised	$0.69	-	$1.66		$2.08
Outstanding	$0.69	-	$3.89	$0.69	-	$3.84

Weighted average exercise price per share:
Granted			$3.78			$2.97
Exercised			$1.18			$2.08
Outstanding at December 31			$2.06			$1.76
Exercisable at December 31			$1.76			$1.72

The following tables summarize information about the stock options outstanding under the company’s option plans as of
December 31, 2016.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$1.72	226,500	4.8	$1.54	$593,970
$2.97	-	$3.89	78,000	6.8	$3.59	$68,880
$0.69	-	$3.89	304,500	5.3	$2.06	$662,850

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$1.72	226,500	4.8	$1.54	$566,970
$2.97	-	$3.84	30,000	2.4	$3.45	$68,880
$0.69	-	$3,84	256,500	4.5	$1.76	$635,850

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

14.	FOREIGN Revenues AND OPERATIONS

Foreign revenues are based on the location of the customer. Revenues from customers associated with continuing operations by geographic areas for the years ended December 31, 2016 and 2015 are as follows:

Year ended December 31, (in thousands)	2016	2015
Foreign Countries:
European Union	$2,383	$128
Other	--	4
Subtotal	2,383	132
United States	5,795	4,650
Total	$8,178	$4,782

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $183,000 and $191,000 at December 31, 2016 and 2015, respectively, substantially all long-lived assets are in the United States.

At December 31, 2016 and 2015, continuing operations of foreign subsidiaries had assets of $648,000 and $501,000, respectively, and total liabilities of $526,000 and $435,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data)	2016	2015
Basic
Net income (loss) attributable to Intelligent Systems Corporation	$(1,112)	$18,020
Weighted average common shares outstanding	8,736	8,807
Net income (loss) per share	$(0.13)	$2.05

Diluted
Net income (loss) attributable to Intelligent Systems Corporation	$(1,112)	$18,020
Weighted average common shares outstanding	8,736	8,807
Effect of dilutive potential common shares: stock options	--	105
Total	8,736	8,912
Net income (loss) per share	$(0.13)	$2.02

At December 31, 2016 and 2015, respectively, there were zero and 105,000 dilutive stock options exercisable.

17.	Subsequent events

On December 30, 2016, Intelligent Systems and its wholly owned subsidiary CoreCard MergerSub, Inc. entered into an Agreement and Plan of Merger with CoreCard providing for the recapitalization of CoreCard. Pursuant to the Merger Agreement, MergerSub merged with and into CoreCard on January 1, 2017. As a result of the merger, we now own 100% of the outstanding shares of CoreCard. As such, beginning in 2017, we will no longer reduce income or losses by the amount that had been allocable in prior periods to the non-controlling common stock interest in CoreCard.

We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.