Form 10-Q
period 2017-03-31
INTELLIGENT SYSTEMS CORP
filed 2017-05-09
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2017, 8,743,299 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2017 and December 31, 2016	3
	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016	4
	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4	Controls and Procedures	12

Part II	Other Information

Item 6	Exhibits	13

Signatures		13

Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).

Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007).

Ex. 31.1	Section 302 Certification of Chief Executive Officer

Ex. 31.2	Section 302 Certification of Chief Financial Officer

Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2017	December 31, 2016
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$16,505	$17,724
Marketable securities	431	418
Accounts receivable, net	758	1,329
Other current assets	1,311	1,160
Total current assets	19,005	20,631
Investments	1,262	1,272
Property and equipment, at cost less accumulated depreciation	647	700
Other long-term assets	81	101
Total assets	$20,995	$22,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106	$301
Deferred revenue, current portion	1,338	1,474
Accrued payroll	578	515
Accrued expenses	74	43
Other current liabilities	326	1,338
Total current liabilities	2,422	3,671
Deferred revenue, net of current portion	69	85
Other long-term liabilities	18	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,743,299 issued and outstanding at March 31, 2017 and December 31, 2016	87	87
Additional paid-in capital	14,839	17,864
Accumulated other comprehensive loss	(133)	(163)
Accumulated income	3,693	4,158
Total Intelligent Systems Corporation stockholders’ equity	18,486	21,946
Noncontrolling interest	--	(3,016)
Total stockholders’ equity	18,486	18,930
Total liabilities and stockholders’ equity	$20,995	$22,704

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue
Products	$202	$230
Services	1,550	1,417
Total net revenue	1,752	1,647
Cost of revenue
Products	56	64
Services	847	647
Total cost of revenue	903	711
Expenses
Marketing	79	96
General and administrative	481	556
Research and development	787	645
Loss from operations	(498)	(361)
Other income (loss)	33	(664)
Loss before income taxes	(465)	(1,025)
Income taxes	--	(1)
Net loss	(465)	(1,024)
Net loss attributable to noncontrolling interest	--	87
Net loss attributable to Intelligent Systems Corporation	$(465)	$(937)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic	$(0.05)	$(0.11)
Diluted	$(0.05)	$(0.11)
Basic weighted average common shares outstanding	8,743,299	8,731,299
Diluted weighted average common shares outstanding	8,743,299	8,731,299

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net Loss	$(465)	$(1,024)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8)	(4)
Unrealized gain on available-for-sale marketable securities	16	10
Total comprehensive loss	(457)	(1,018)
Comprehensive loss attributable to noncontrolling interest	--	87
Comprehensive loss attributable to Intelligent Systems Corporation	$(457)	$(931)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2017	2016

OPERATING ACTIVITIES:
Net loss	$(465)	$(1,024)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	101	59
Stock-based compensation expense	13	5
Non-cash investment expense	3	700
Equity in loss of affiliate company	10	6
Changes in operating assets and liabilities:
Accounts receivable	571	(2)
Other current assets	(151)	(225)
Other long-term assets	20	15
Accounts payable	(195)	113
Accrued payroll	63	94
Deferred revenue, current portion	(136)	144
Accrued expenses	31	10
Other current liabilities	(12)	32
Deferred revenue, net of current portion	(16)	(90)
Net cash used for operating activities	(163)	(163)

INVESTING ACTIVITIES:
Purchases of property and equipment	(48)	(95)
Proceeds from sale of long-term investment	--	2,248
Purchase of long-term investment	(1,000)	--
Net cash provided by (used for) investing activities	(1,048)	2,153

FINANCING Activities:
Distribution of dividend to stockholders	--	(3,056)
Net cash used for financing activities	--	(3,056)

Net cash used for operating activities of discontinued operations	--	(120)

Effects of exchange rate changes on cash	(8)	(5)
Net decrease in cash	(1,219)	(1,191)
Cash at beginning of period	17,724	18,059
Cash at end of period	$16,505	$16,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$--	$120

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2017 and 2016. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2016, as filed in our Annual Report on Form 10-K.

2.

Investment Write-down – In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in Lumense, Inc., an early stage sensor technology company, to $50,000. Subsequently, in the quarter ended June 30, 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in Lumense, Inc. to zero. Given Lumense has no reasonable prospects to fund its operations and product development, we believe a full write-down was prudent and required.

3.

Stock-based Compensation – At March 31, 2017, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three month periods ended March 31, 2017 and 2016 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $13,000 and $5,000 of stock-based compensation expense in the quarters ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, there is $89,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2017. The following table summarizes options as of March 31, 2017:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2017	304,500	$2.06	5.0	$742,020
Vested and exercisable at March 31, 2017	256,500	$1.76	4.2	$702,540

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2016 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2017. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

4.

Fair Value of Financial Instruments – The carrying value of cash, marketable securities, accounts receivable, accounts payable and certain other financial instruments (such as accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

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

6.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2017 and 2016. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2017	2016
Customer A	11.6%	23.1%
Customer B	13.6%	1.9%
Customer C	15.2%	9.4%
Customer D	14.5%	14.7%

7.

Commitments and Contingencies – Please refer to Note 8 to our Consolidated Financial Statements included in our 2016 Form 10-K for a description of our commitments and contingencies. In the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.

8.

Stockholders’ Equity – On December 30, 2016, Intelligent Systems and its wholly owned subsidiary CoreCard MergerSub, Inc. entered into an Agreement and Plan of Merger with CoreCard Software, Inc., our majority owned subsidiary, providing for the recapitalization of CoreCard. Pursuant to the Merger Agreement, MergerSub merged with and into CoreCard on January 1, 2017. As a result of the merger, we now own 100% of the outstanding shares of CoreCard. As such, beginning in the quarter ended March 31, 2017, we no longer reduce income or losses by the amount that had been allocable in prior periods to the non-controlling common stock interest in CoreCard.

As a result of the recapitalization of CoreCard, we recorded the following adjustments to our shareholders’ equity to eliminate the minority interest component. There was no impact on the statement of operations for the period ended March 31, 2017.

	As of		As of
(in thousands)	December 31, 2016	Adjustments	January 1, 2017
Intelligent Systems Corporation stockholders’ equity:
Common stock	$87	$--	$87
Additional paid-in capital	17,864	(3,038)	14,826
Accumulated other comprehensive loss	(163)	22	(141)
Accumulated income	4,158	--	4,158
Total Intelligent Systems Corporation stockholders’ equity	21,946	(3,016)	18,930
Noncontrolling interest	(3,016)	3,016	--
Total stockholders’ equity	$18,930	$--	$18,930

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

There were no unrecognized tax benefits at March 31, 2017 and December 31, 2016. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2013.

10.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission.

Overview

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of our expense is related to personnel, including approximately 270 employees located in India and Romania. We are likely to incur losses in the near future because revenue for processing services is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Revenue – Total revenue from continuing operations in the three month period ended March 31, 2017 was $1,752,000 which represents a six percent increase over the first quarter of 2016.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $202,000 in the three month period ended March 31, 2017, compared to $230,000 in the three months ended March 31, 2016. The decrease is due to the recognition of a one-time tier upgrade to the software license of a certain customer in the quarter ended March 31, 2016. Excluding the one-time tier upgrade, revenue from products increased 11 percent quarter over quarter.

●

Revenue from services was $1,550,000 in the first quarter of 2017 compared to $1,417,000 in the first quarter of 2016. Revenue from transaction processing services, and software maintenance and support services was greater in the first quarter of 2017 as compared to the first quarter of 2016 due to an increase in the number of customers and accounts on file. Revenue from professional services decreased in the first quarter of 2017 as compared to the first quarter of 2016 due to a decrease in the number and value of professional services contracts completed during the first quarter of 2017, primarily as a result of a key customer’s decision to change priority of certain development efforts which postponed completion of certain contracts until a future period. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 52 percent and 43 percent of total revenue in the three month period ended March 31, 2017 and 2016, respectively.

●

Cost of product revenue as a percent of product revenue was 28 percent in the periods ended March 31, 2017 and 2016. Although 2016 revenue included a license tier upgrade fee component, which typically has lower direct cost than other license revenue, 2017 had lower support fee costs for the bundled license and support fee component resulting in no change in cost of product revenue percentage quarter over quarter.

●

Cost of service revenue as a percentage of total service revenue was 55 percent in the first quarter of 2017 compared to 46 percent in the first quarter of 2016. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In 2016, our cost of service revenue was more heavily weighted towards our professional services component which, historically, has utilized relatively more offshore employees at a lower cost. As a result, our cost of services revenue percentage in 2016 is below the 2017 percentage. In addition, we continue to devote the resources necessary to support our developing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support.

Operating Expenses – In the three month period ended March 31, 2017, total operating expenses from continuing operations were four percent greater than in the comparable period in 2016. Marketing expenses decreased by $17,000 due to less usage of marketing consultants for CoreCard in 2017. General and Administrative expenses decreased by $75,000 in the first quarter of 2017 primarily due to lower professional fees for both accounting and legal, as well as fewer personnel at the corporate office and lower travel costs incurred by CoreCard. Research and development expenses were $142,000 (22 percent) greater in the first quarter of 2017 compared to the same period last year, mainly due to payroll and related expenses for additional offshore technical personnel, as well as an increase in contractor fees for certain development efforts. The increase in R&D technical staff is a direct result of the revenue increase experienced throughout 2016 into 2017, resulting in a greater need for more customized development efforts.

Other Income (Loss) – In the quarter ended March 31, 2016, we recorded a loss of $664,000 in other income, comprised primarily of the write-down of $700,000 on an investment, as described in more detail in Note 2 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Noncontrolling Interest – As disclosed in Note 8 to the financial statements, effective January 1, 2017 we no longer allocate any net income (loss) to the minority interest held by former shareholders of CoreCard Software.

Liquidity and Capital Resources

Our cash balance at March 31, 2017 was $16,505,000 compared to $17,724,000 at December 31, 2016. The principal use of cash during the period was funding our investment of $1,000,000 in a privately held technology company on January 4, 2017; the liability for the investment funding was included in “Other Current Liabilities” at December 31, 2016.

During the three months ended March 31, 2017, continuing operations used $163,000 cash for operations of the FinTech business and corporate office. The most significant working capital change since December 31, 2016 was accounts receivable decreasing by $571,000, as one of our largest international customers remitted payment in January 2017 of 79% of their December 31, 2016 balance.

We used $48,000 cash to acquire computer equipment primarily for the technical resources added in our India office and to upgrade existing office equipment in the India office.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2016. During the three month period ended March 31, 2017, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2016.

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 9, 2017	By: /s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 9, 2017	By: /s/ Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.