Form 10-Q
period 2017-06-30
INTELLIGENT SYSTEMS CORP
filed 2017-08-10
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

As of July 31, 2017, 8,777,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2017 and December 31, 2016	3
	Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016	4
	Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4	Controls and Procedures	13

Part II	Other Information

Item 6	Exhibits	13

Signatures		13

Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

Ex. 31.1	Section 302 Certification of Chief Executive Officer

Ex. 31.2	Section 302 Certification of Chief Financial Officer

Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$15,917	$17,724
Marketable securities	436	418
Accounts receivable, net	1,677	1,329
Other current assets	930	1,160
Total current assets	18,960	20,631
Investments	1,150	1,272
Property and equipment, at cost less accumulated depreciation	609	700
Other long-term assets	69	101
Total assets	$20,788	$22,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121	$301
Deferred revenue, current portion	936	1,474
Accrued payroll	538	515
Accrued expenses	74	43
Other current liabilities	345	1,338
Total current liabilities	2,014	3,671
Deferred revenue, net of current portion	54	85
Other long-term liabilities	18	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,777,988 and 8,743,299 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	88	87
Additional paid-in capital	14,852	17,864
Accumulated other comprehensive loss	(134)	(163)
Accumulated income	3,896	4,158
Total Intelligent Systems Corporation stockholders’ equity	18,702	21,946
Noncontrolling interest	--	(3,016)
Total stockholders’ equity	18,702	18,930
Total liabilities and stockholders’ equity	$20,788	$22,704

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

  (unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Products	$302	$149	$504	$378
Services	2,834	1,401	4,384	2,818
Total net revenue	3,136	1,550	4,888	3,196
Cost of revenue
Products	147	58	203	122
Services	1,199	719	2,046	1,367
Total cost of revenue	1,346	777	2,249	1,489
Expenses
Marketing	69	99	148	195
General and administrative	397	383	878	939
Research and development	1,042	611	1,829	1,256
Income (loss) from operations	282	(320)	(216)	(683)
Other income (loss)	(59)	21	(26)	(642)
Income (loss) before Income taxes	223	(299)	(242)	(1,325)
Income taxes	20	(2)	20	(3)
Net income (loss)	203	(297)	(262)	(1,322)
Net loss attributable to noncontrolling interest	--	80	--	167
Net income (loss) attributable to Intelligent Systems Corporation	$203	$(217)	$(262)	$(1,155)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic	$0.02	$(0.02)	$(0.03)	$(0.13)
Diluted	$0.02	$(0.02)	$(0.03)	$(0.13)
Basic weighted average common shares outstanding	8,766,425	8,731,299	8,754,862	8,731,299
Diluted weighted average common shares outstanding	8,878,266	8,731,299	8,754,862	8,731,299

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$203	$(297)	$(262)	$(1,322)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	4	(14)	1
Unrealized gain on available-for-sale marketable securities	5	13	21	22
Total comprehensive income (loss)	202	(280)	(255)	(1,299)
Comprehensive loss attributable to noncontrolling interest	--	80	--	167
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$202	$(200)	$(255)	$(1,132)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2017	2016

OPERATING ACTIVITIES:
Net loss	$(262)	$(1,322)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	162	111
Stock-based compensation expense	27	10
Non-cash investment expense	93	750
Equity in loss of affiliate company	32	19
Changes in operating assets and liabilities:
Accounts receivable	(348)	431
Other current assets	230	(603)
Other long-term assets	32	(59)
Accounts payable	(180)	44
Accrued payroll	23	153
Deferred revenue, current portion	(538)	327
Accrued expenses	31	3
Other current liabilities	7	36
Deferred revenue, net of current portion	(31)	(64)
Net cash used for operating activities	(722)	(164)

INVESTING ACTIVITIES:
Purchases of property and equipment	(71)	(125)
Proceeds from sale of long-term investment	--	2,248
Purchase of long-term investment	(1,000)	--
Net cash provided by (used for) investing activities	(1,071)	2,123

FINANCING Activities:
Distribution of dividend to stockholders	--	(3,056)
Net cash used for financing activities	--	(3,056)

Net cash used for operating activities of discontinued operations	--	(120)

Effects of exchange rate changes on cash	(14)	1
Net decrease in cash	(1,807)	(1,216)
Cash at beginning of period	17,724	18,059
Cash at end of period	$15,917	$16,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$20	$120

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2017 and 2016. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2016, as filed in our Annual Report on Form 10-K.

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

In the quarter ended June 30, 2017, we recorded an impairment charge of $90,000 to reduce the carrying value of our minority equity ownership in Final, Inc., a privately-held technology company in the FinTech industry. During the quarter ended June 30, 2017, Final closed on a Series A preferred stock financing with higher preference to our Series Seed preferred stock which resulted in substantial dilution to our investment. As such, we felt a ninety percent write-down was warranted.

3.

Stock-based Compensation – At June 30, 2017, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2017 and 2016 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $14,000 and $5,000 of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $27,000 and $10,000 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, there is $105,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2017, an aggregate of 12,000 options were granted to three independent members of our board of directors pursuant to the 2011 Non-Employee Director Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the Annual Shareholders meeting. During the three and six months ended June 30, 2017, 60,000 options were exercised and 12,000 options expired unexercised. The following table summarizes options as of June 30, 2017:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2017	244,500	$2.17	5.5	$341,000
Vested and exercisable at June 30, 2017	196,500	$1.76	4.5	$341,000

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2016 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2017. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

6.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2017 and 2016. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer A	6.1%	14.7%	8.1%	19.0%
Customer B	8.9%	3.0%	10.6%	2.5%
Customer C	9.1%	15.5%	11.3%	12.4%
Customer D	46.6%	14.9%	35.1%	14.8%
Customer E	5.8%	10.6%	7.0%	9.5%

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

8.

Stockholders’ Equity – On December 30, 2016, Intelligent Systems and its wholly owned subsidiary CoreCard MergerSub, Inc. entered into an Agreement and Plan of Merger with CoreCard Software, Inc., our majority owned subsidiary, providing for the recapitalization of CoreCard. Pursuant to the Merger Agreement, MergerSub merged with and into CoreCard on January 1, 2017. As a result of the merger, we now own 100% of the outstanding shares of CoreCard. As such, beginning January 1, 2017, we no longer reduce income or losses by the amount that had been allocable in prior periods to the non-controlling common stock interest in CoreCard.

As a result of the recapitalization of CoreCard, we recorded the following adjustments to our shareholders’ equity to eliminate the minority interest component. There was no impact on the statement of operations for the three and six months ended June 30, 2017.

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

There were no unrecognized tax benefits at June 30, 2017 and December 31, 2016. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of our expense is related to personnel, including approximately 275 employees located in India and Romania. We are likely to incur losses in the near future because revenue for processing services is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Revenue – Total revenue from continuing operations in the three and six month periods ended June 30, 2017 was $3,136,000 and $4,888,000, respectively, which represents increases of 102 percent and 53 percent compared to the respective periods in 2016.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $302,000 and $504,000 in the three and six month periods, respectively, ended June 30, 2017, compared to $149,000 and $378,000 in the same periods in 2016. The increase reflects growth in the number of accounts covered by certain software licenses as well as revenue associated with the implementation of a second license for a global software license customer in the quarter ended June 30, 2017.

●

Revenue from services was $2,834,000 and $4,384,000 in the three and six months ended June 30, 2017, which represents an increase of 102 percent and 56 percent compared to the respective periods in 2016. Revenue from transaction processing services, software maintenance and support services, and professional services were all greater in the second quarter and year-to-date periods of 2017 as compared to the same periods in 2016. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with software customizations for our license customer base as well as an increase in the number of license customers. Professional services generated more revenue due to an increase in the number and value of professional services contracts completed during the reporting periods in 2017 which was, in large part, a direct reflection of the customizations provided to the second instance of the global software license customer implemented in the quarter ended June 30, 2017, as well as a customizations to our base product offering for this same customer. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 43 percent and 46 percent of total revenue, respectively, in the three month and six month periods ended June 30, 2017 compared to 50 percent and 47 percent of total revenue in the corresponding periods in 2016.

●

Cost of product revenue as a percent of product revenue was 49 percent and 40 percent, respectively, in the three and six month periods ended June 30, 2017, compared to 39 percent and 32 percent in the respective periods in 2016. The 2017 revenue included a license implementation component, which typically has higher direct cost than other license revenue as we deploy extra resources to support the implementation phase. The increase in product revenue percentages for both reporting periods in 2017 is indicative of the second implementation for a global license customer.

●

Cost of service revenue as a percentage of total service revenue was 42 percent and 47 percent, respectively, in the three and six months ended June 30, 2017 compared to 51 percent and 49 percent in the comparable periods in 2016. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In 2017, our cost of service revenue was more heavily weighted towards our professional services component which, historically, has utilized relatively more offshore employees at a lower cost. As a result, our cost of services revenue percentage in 2017 is below the 2016 percentage. In addition, we continue to experience economies of scale in our processing environment. However, this may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2017, total operating expenses from continuing operations were 38 percent and 19 percent greater than in the comparable period in 2016 primarily as the result of increased research and development expenses. Research and development expenses were $431,000 (71 percent) greater in the second quarter of 2017 and $573,000 (46 percent) greater year-to-date 2017 compared to the same periods last year, primarily due to payroll and related expenses for additional offshore technical personnel, as well as an increase in contractor fees for certain development efforts. The increase in R&D technical staff is a direct result of the revenue increase experienced throughout 2016 into 2017, resulting in a greater need for more customized development efforts. Marketing expenses decreased by $30,000 and $47,000, respectively, for the three and six month periods ended June 30, 2017 compared to the corresponding periods in 2016, primarily due to less marketing initiatives in 2017. General and administrative expenses increased in the second quarter of 2017 by $14,000 and decreased on a year-to-date 2017 basis by $61,000. The quarterly increase is primarily related to travel costs while the year-to-date decrease is mainly due to lower professional fees for both accounting and legal, as well as fewer personnel at the corporate office.

Other Income (Loss) – In the three and six months ended June 30, 2017, we recorded a loss of $59,000 and $26,000, respectively, compared to income of $21,000 and a loss of $642,000 for the comparable 2016 periods . Both 2017 periods are primarily comprised of the write-down of $90,000 on an investment, as described in more detail in Note 2 to the Consolidated Financial Statements, offset in part by income earned on our cash balances. The year-to-date 2016 loss is primarily attributable to the write-down of $750,000 on an investment, as described in more detail in Note 2 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Noncontrolling Interest – As disclosed in Note 8 to the financial statements, effective January 1, 2017 we no longer allocate any net income (loss) to the minority interest held by former shareholders of CoreCard Software.

Liquidity and Capital Resources

Our cash balance at June 30, 2017 was $15,917,000 compared to $17,724,000 at December 31, 2016. The principal use of cash during the period was funding our investment of $1,000,000 in a privately held technology company on January 4, 2017; the liability for the investment funding was included in “Other Current Liabilities” at December 31, 2016.

During the six months ended June 30, 2017, continuing operations used $722,000 cash for operations of the FinTech business and corporate office. The most significant working capital changes since December 31, 2016 include a decrease in deferred revenue of $538,000 primarily due to the recognition of professional services contracts associated with customizations for a global license customer and accounts receivable increased by $348,000 as we generated milestone billings related to the same customizations. In addition, work-in-process (included in other current assets) decreased $181,000 as development costs associated with the aforementioned customization contracts was recognized.

We used $71,000 cash to acquire computer equipment primarily for the technical resources added in our India office, and to upgrade existing office equipment in the India office and in our U.S. based processing environment.

Subsequent to June 30, 2017, the remaining cash held in escrow from the sale of one of our investee companies, Lancope Inc., was released. We received cash of $372,000 in early July 2017.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2016. During the six month period ended June 30, 2017, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2016.

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 10, 2017	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 10, 2017	By:	/S/ Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3. 1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**        XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.