Form 10-Q
period 2017-09-30
INTELLIGENT SYSTEMS CORP
filed 2017-11-09
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 8,777,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Page

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2017 and December 31, 2016	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4	Controls and Procedures	13

Part II	Other Information

Item 6	Exhibits	14

Signatures		14

Ex. 3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

Ex. 3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

Ex. 31.1	Section 302 Certification of Chief Executive Officer

Ex. 31.2	Section 302 Certification of Chief Financial Officer

Ex. 32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

Ex.101.INS**	XBRL Instance
Ex.101.SCH**	XBRL Taxonomy Extension Schema
Ex.101.CAL**	XBRL Taxonomy Extension Calculation
Ex 101.DEF**	XBRL Taxonomy Extension Definitions
Ex.101.LAB**	XBRL Taxonomy Extension Labels
Ex.101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$16,458	$17,724
Marketable securities	442	418
Accounts receivable, net	1,733	1,329
Notes and interest receivable, current portion	1	--
Other current assets	994	1,160
Total current assets	19,628	20,631
Investments	1,034	1,272
Notes and interest receivable, net of current portion	750	--
Property and equipment, at cost less accumulated depreciation	894	700
Other long-term assets	159	101
Total assets	$22,465	$22,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$192	$301
Deferred revenue, current portion	1,137	1,474
Accrued payroll	592	515
Accrued expenses	99	43
Other current liabilities	289	1,338
Total current liabilities	2,309	3,671
Deferred revenue, net of current portion	33	85
Other long-term liabilities	18	18
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,777,988 and 8,743,299 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	88	87
Additional paid-in capital	14,864	17,864
Accumulated other comprehensive loss	(128)	(163)
Accumulated income	5,281	4,158
Total Intelligent Systems Corporation stockholders’ equity	20,105	21,946
Noncontrolling interest	--	(3,016)
Total stockholders’ equity	20,105	18,930
Total liabilities and stockholders’ equity	$22,465	$22,704

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2017	2016	2017	2016
Revenue
Products	$179	$518	$683	$896
Services	1,689	2,131	6,073	4,948
Total net revenue	1,868	2,649	6,756	5,844
Cost of revenue
Products	55	449	258	571
Services	757	976	2,803	2,342
Total cost of revenue	812	1,425	3,061	2,913
Expenses
Marketing	64	80	212	274
General and administrative	343	376	1,221	1,315
Research and development	1,132	637	2,961	1,893
Income (loss) from operations	(483)	131	(699)	(551)
Other income (loss)	1,868	37	1,842	(606)
Income (loss) before Income taxes	1,385	168	1,143	(1,157)
Income taxes	--	--	20	(3)
Net income (loss)	1,385	168	1,123	(1,154)
Net (income) loss attributable to noncontrolling interest	--	(45)	--	122
Net income (loss) attributable to Intelligent Systems Corporation	$1,385	$123	$1,123	$(1,032)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic	$0.16	$0.01	$0.13	$(0.12)
Diluted	$0.16	$0.01	$0.13	$(0.12)
Basic weighted average common shares outstanding	8,777,988	8,731,299	8,762,571	8,731,299
Diluted weighted average common shares outstanding	8,894,864	8,868,692	8,883,241	8,731,299

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2017	2016	2017	2016
Net income (loss)	$1,385	$168	$1,123	$(1,154)
Other comprehensive income (loss):
Foreign currency translation adjustments	--	(7)	(14)	(6)
Unrealized gain on available-for-sale marketable securities	6	13	27	35
Total comprehensive income (loss)	1,391	$174	1,136	(1,125)
Comprehensive loss attributable to noncontrolling interest	--	(45)	--	122
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$1,391	$129	$1,136	$(1,003)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2017	2016

OPERATING ACTIVITIES:
Net income (loss)	$1,123	$(1,154)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	238	198
Stock-based compensation expense	39	17
Gain on sale of long-term investment	(1,838)	--
Non-cash investment expense	93	750
Equity in loss of affiliate company	50	32
Changes in operating assets and liabilities:
Accounts receivable	(404)	110
Other current assets	166	(465)
Other long-term assets	(58)	(40)
Accounts payable	(109)	144
Accrued payroll	77	83
Deferred revenue, current portion	(337)	(384)
Accrued expenses	56	6
Other current liabilities	(49)	45
Deferred revenue, net of current portion	(52)	(106)
Net cash used for operating activities	(1,005)	(764)

INVESTING ACTIVITIES:
Purchases of property and equipment	(432)	(172)
Advances of note and interest receivable	(751)	--
Proceeds from sale of long-term investment	1,936	2,248
Purchase of long-term investment	(1,000)	--
Net cash provided by (used for) investing activities	(247)	2,076

FINANCING Activities:
Distribution of dividend to stockholders	--	(3,056)
Sale of capital stock pursuant to exercise of option	--	14
Net cash used for financing activities	--	(3,042)

Net cash used for operating activities of discontinued operations	--	(120)

Effects of exchange rate changes on cash	(14)	(6)
Net decrease in cash	(1,266)	(1,856)
Cash at beginning of period	17,724	18,059
Cash at end of period	$16,458	$16,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$20	$120

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2017 and 2016. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2016, as filed in our Annual Report on Form 10-K.

2.

Investments – In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in an investee company, an early stage sensor technology company, to $50,000. Subsequently, in the quarter ended June 30, 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in the investee company to zero. Given the investee has limited prospects to fund its operations and product development, we believe a full write-down was prudent and required.

In the quarter ended June 30, 2017, we recorded an impairment charge of $90,000 to reduce the carrying value of our minority equity ownership in an investee company, a privately-held technology company in the FinTech industry. During the quarter ended June 30, 2017, the investee closed on a Series A preferred stock financing with higher preference to our Series Seed preferred stock which resulted in substantial dilution to our investment. As such, we felt a ninety percent write-down was warranted. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and has recognized more than our investment in processing services revenue.

In the quarter ended September 30, 2017, the remaining cash held in escrow from the sale of one of our investee companies to Cisco, Inc. in the fourth quarter of 2015, was released. Since we had no reasonable way to estimate the amount of escrow, if any, to be released to us at the initial time of the sale, no provision was previously recorded in the financial statements. We received cash of $372,000, which was recognized as a gain in the third quarter of 2017.

In the quarter ended September 30, 2017, we sold shares in a tender offer for stock of one of our investee companies, a privately-held technology company in the FinTech industry. We sold approximately ninety-one percent of our shares. We recognized a gain of $1,466,000 over our carrying value of $98,000. We retained a small equity stake in the investee and CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement previously entered into by the parties.

3.

Notes Receivable – On September 18, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 with an initial advance of $750,000. Subsequent advances may occur once per fiscal quarter in increments of $250,000 until December 31, 2018. The loan bears interest at the rate of 6.0 percent annually with the maturity date for each Promissory Note on the fourth anniversary of funding, extendable by one additional year at the borrower’s election. We are entitled to purchase, at a nominal price, certain Warrant Units in conjunction with each advance.

4.

Stock-based Compensation – At September 30, 2017, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and nine month periods ended September 30, 2017 and 2016 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $12,000 and $7,000 of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $39,000 and $17,000 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, there is $90,000 of unrecognized compensation cost related to stock options. During the quarter ended September 30, 2017, an aggregate of 5,000 options were granted to a new independent member of our board of directors pursuant to the 2011 Non-Employee Director Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at fair value on the date of the grant. During the three and nine months ended September 30, 2017, 6,000 options and 18,000 options, respectively, expired unexercised, net of cancellation. During the nine months ended September 30, 2017, 60,000 options were exercised. The following table summarizes options as of September 30, 2017:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2017	243,500	$2.17	5.2	$405,160
Vested and exercisable at September 30, 2017	206,500	$1.87	4.5	$403,880

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2016 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

7.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and nine month periods ended September 30, 2017 and 2016. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer A	15.4%	10.5%	10.1%	15.2%
Customer B	14.3%	7.3%	11.6%	4.6%
Customer C	13.1%	8.0%	11.8%	10.4%
Customer D	7.3%	43.4%	27.4%	27.8%

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

As a result of the recapitalization of CoreCard, we recorded the following adjustments to our shareholders’ equity to eliminate the minority interest component. There was no impact on the statement of operations for the three and nine months ended September 30, 2017.

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

There were no unrecognized tax benefits at September 30, 2017 and December 31, 2016. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and are likely to do so in the foreseeable future. We may report operating profits on an irregular basis and our results vary in part depending on the size and number of software licenses recognized in a particular period and the level of expenses incurred to support existing customers and development and sales activities. A significant portion of our expense is related to personnel, including approximately 280 employees located in India and Romania. We are likely to incur losses in the near future because revenue for processing services is spread out over multi-year contracts while we are currently investing in the infrastructure, resources, processes and software features to support this developing business. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Revenue – Total revenue from continuing operations in the three and nine month periods ended September 30, 2017 was $1,868,000 and $6,756,000, respectively, which represents a decrease of 29 percent for the quarter and an increase of 16 percent on a year-to-date basis compared to the respective periods in 2016.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $179,000 and $683,000 in the three and nine month periods, respectively, ended September 30, 2017, compared to $518,000 and $896,000 in the same periods in 2016. The decrease for both reporting periods primarily relates to revenue associated with the implementation of an initial license for a global software license customer recognized in the quarter ended September 30, 2016.

●

Revenue from services was $1,689,000 and $6,073,000 in the three and nine months ended September 30, 2017, which represents a decrease of 21 percent for the quarter and an increase of 23 percent on a year-to-date basis compared to the respective periods in 2016. Revenue from transaction processing services, and software maintenance and support services were greater in the third quarter and year-to-date periods of 2017 as compared to the same periods in 2016. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with software customizations for our license customer base, a one-time contractual minimum maintenance guarantee transaction, and an increase in the number of license customers. Professional services revenue decreased in the third quarter and year-to-date due to a decrease in the number and value of professional services contracts completed during the reporting periods in 2017 which was, in large part, a direct reflection of the prior customizations to our base product offering previously provided to the global software license customer implemented in the quarter ended September 30, 2016. We expect that processing services will grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 43 percent and 45 percent of total revenue, respectively, in the three month and nine month periods ended September 30, 2017 compared to 54 percent and 50 percent of total revenue in the corresponding periods in 2016.

●

Cost of product revenue as a percent of product revenue was 31 percent and 38 percent, respectively, in the three and nine month periods ended September 30, 2017, compared to 87 percent and 64 percent in the respective periods in 2016. The 2016 revenue included an initial license implementation component, which typically has higher direct cost than other license revenue as we deploy extra resources to support the implementation phase. The decrease in product revenue percentages for the reporting periods in 2017 is indicative of less resources deployed to support license implementations for the 2017 year.

●

Cost of service revenue as a percentage of total service revenue was 45 percent and 46 percent, respectively, in the three and nine months ended September 30, 2017 compared to 46 percent and 47 percent in the comparable periods in 2016. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. We continue to experience economies of scale in our processing environment which is evidenced by the lower cost of revenue percentages for both reporting periods in 2017. However, this may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and nine month periods ended September 30, 2017, total operating expenses from continuing operations were 41 percent and 26 percent greater than in the comparable period in 2016 primarily as the result of increased research and development expenses. Research and development expenses were $495,000 (78 percent) greater in the third quarter of 2017 and $1,068,000 (56 percent) greater year-to-date 2017 compared to the same periods last year, primarily due to payroll and related expenses for additional offshore technical personnel, as well as an increase in contractor fees for certain development efforts. The increase in R&D technical staff is a direct result of the revenue increase experienced throughout 2016 into 2017, resulting in a greater need for more customized development efforts along with planned enhancements to our base product offerings. Marketing expenses decreased by $16,000 and $62,000, respectively, for the three and nine month periods ended September 30, 2017 compared to the corresponding periods in 2016, primarily due to less marketing initiatives in 2017. General and administrative expenses decreased $33,000 and $94,000, respectively for the three and nine month periods ended September 30, 2017 compared to the corresponding periods in 2016. The quarterly and year-to-date decrease is mainly due to lower professional fees as well as fewer personnel at the corporate office.

Other Income (Loss) – In the three and nine months ended September 30, 2017, we recorded income of $1,868,000 and $1,842,000, respectively, compared to income of $37,000 and a loss of $606,000 for the comparable 2016 periods. Both 2017 periods are primarily comprised of the gain of $1,466,000 on the sale of our investment in a privately-held technology company in the third quarter 2017, and the gain of $372,000 from funds held in escrow on an investment sale from 2015, both of which are described in more detail in Note 2 to the Consolidated Financial Statements. The year-to-date 2016 loss is primarily attributable to the write-down of $750,000 on an investment, as described in more detail in Note 2 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Noncontrolling Interest – As disclosed in Note 9 to the financial statements, effective January 1, 2017 we no longer allocate any net income (loss) to the minority interest held by former shareholders of CoreCard Software.

Liquidity and Capital Resources

Our cash balance at September 30, 2017 was $16,458,000 compared to $17,724,000 at December 31, 2016. The principal source of cash during the period was the sale of our investment in a privately-held technology company which generated cash proceeds of $1,564,000, as described in more detail in Note 2 to the Consolidated Financial Statements. In addition, we received $372,000 of cash held in escrow from the sale of one of our investee companies, as described in more detail in Note 2 to the Consolidated Financial Statements. The principal use of cash during the period was funding a loan of $750,000 to a privately-held identity company, as described in more detail in Note 3 to the Consolidated Financial Statements, and funding our investment of $1,000,000 in a privately-held technology company on January 4, 2017; the liability for the investment funding was included in “Other Current Liabilities” at December 31, 2016.

During the nine months ended September 30, 2017, continuing operations used $1,005,000 cash for operations of the FinTech business and corporate office. The most significant working capital changes since December 31, 2016 include a decrease in deferred revenue of $337,000 primarily due to the recognition of professional services contracts associated with customizations for a global license customer and accounts receivable increased by $404,000 as we generated milestone billings related to the same customizations along with a one-time minimum contractual guarantee billing. In addition, work-in-process (included in other current assets) decreased $177,000 as development costs associated with the aforementioned customization contracts was recognized.

We used $432,000 cash to acquire computer equipment primarily to upgrade our U.S. based processing environment and for the technical resources added in our India office.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2016. During the nine month period ended September 30, 2017, there were no significant or material changes in the application of critical accounting policies that would require an update to the information provided in the Form 10-K for 2016.

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
●

Our processing business involves the processing and storage of sensitive business and personal information about our clients and their customers. Any type of security breach, attack, or misuse of data could deter clients from using our services and expose us to liability to parties whose data has been compromised, fines from regulatory authorities, and other material adverse consequences.

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 9, 2017	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 9, 2017	By:	/s/ Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3. 1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**       XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.