Form 10-K
period 2017-12-31
INTELLIGENT SYSTEMS CORP
filed 2018-03-15
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K.

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________ to ____________

Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (770) 381-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NYSE American

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2017 was $15,529,056 (computed using the closing price of the common stock on June 30, 2017 as reported by the NYSE MKT).

As of February 28, 2018, 8,777,988 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2018 are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “likely” and “intend”, and other similar expressions constitute forward-looking statements. Prospective investors and current shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results except as required by law.

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

CoreCard Software, Inc. – We conduct our business primarily through CoreCard. Our wholly owned subsidiaries, CoreCard SRL and ISC Software in Romania and India, respectively, perform software development and testing for CoreCard but have not to date sold products or services directly to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and small loan transactions. CoreCard uses the same basic software solutions that it licenses in its processing operations although licensees typically request a variety of customizations.

The CoreCard® software solutions allow companies to offer various types of debit and credit cards as well as installment and revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network associations.

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

The CoreCard® software solutions allow financial institutions and commercial customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. The CoreCard® solutions are feature-rich, browser-based financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on lower cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from lower overall costs since the solution provides scalability by adding additional servers as card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

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

●

License - CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for the customer’s unique requirements, at a customer controlled location. It usually requires substantial additional resources from CoreCard to customize or operate the licensed software and CoreCard is de-emphasizing the license option.

●

Processing Services - CoreCard offers processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer.

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit financing (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2018. CoreCard has a data processing center and disaster recovery site at secure third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-18 SOC 1 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from the Discover, MasterCard, Star and Pulse networks and expects to complete direct connections and certification by other major network associations in 2018.

CoreCard has relationships with several financial institutions that are important for network certification, referrals for processing or program managers, and sponsoring prospective card programs.

CoreCard has Program Manager capabilities in addition to processing services, which has allowed us to gain additional experience adding the potential for increased revenue, although we do not expect any significant revenue impact as a Program Manager near term.

CoreCard’s principal target markets include accounts receivable businesses, prepaid card issuers, retail and private-label issuers (large and small), small third-party processors, and small and mid-size financial institutions in the United States. It has customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard competes with several larger and more established software processors. Many of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers and processing customers a robust technology platform, lower overall cost per account fees, greater system flexibility, and more customer-driven marketing options. Probably even more importantly, the size and flexibility of CoreCard makes it possible to get to market more quickly with customized, flexible programs. Under our Processing Services option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

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

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users, number of accounts on the system, and the number of software modules licensed. We also derive service revenue from implementation, customization, and annual maintenance and support contracts for our licensed software. Processing customers pay an implementation and setup fee plus monthly service fees, primarily based on number of accounts, under a contract with a term of three or more years. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on contracts may lead to considerable fluctuation in revenue and profitability. There are often delays in implementation cycles, especially for processing customers, due to third party approvals or processes that are outside of CoreCard’s control and thus it is not possible to predict with certainty when we will be able to begin recognizing revenue on new contracts.

CoreCard’s licensed software products are used by its customers to manage and process various credit, debit and prepaid card programs and there are a number of federal and state regulations governing the issuance of and the processing of financial transactions associated with such cards. CoreCard’s customers are required to comply with such regulations and, to the extent that customers depend on their licensed CoreCard software to manage and process their card accounts, the CoreCard software features and functionality must allow customers to comply with the various governmental regulations. CoreCard continually evaluates applicable regulations and regularly upgrades and enhances its software to help its customers meet their obligations to comply with current and anticipated governmental regulations. As part of CoreCard’s processing business, CoreCard provides compliance-related services, including data and network security, customer identification screening and regular reporting, which enable its customers to be in compliance with all applicable governmental regulations including but not limited to the Bank Secrecy Act and Anti-Money Laundering regulations with final responsibility resting with the customer. Depending on the extent of changes and new governmental regulations, CoreCard will regularly incur additional costs to modify its software and services to be compliant. CoreCard has no costs related to compliance with environmental laws.

Our business is not considered seasonal although the use of certain of our products may grow with higher end-of-year spending patterns and possibly cause a small revenue increase during this period.

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

Non-consolidated Companies

We are primarily engaged in the FinTech industry through CoreCard’s operations; however, from time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so. Typically, these companies are privately held, early stage companies in technology-related fields. From time to time, we may increase our investment in a company or write down the value of an investment if we believe it is impaired or there may be a liquidation event in which we participate. Typically the timing and amounts of such events are not predictable. Please refer to Note 4 to our Consolidated Financial Statements for more information related to a write-down of two of our non-consolidated companies as well as a liquidation event in which we participated on one of our non-consolidated companies.

Research and Development

We spent $4.4 million and $2.7 million in the years ended December 31, 2017 and 2016, respectively, on company sponsored research and development. All of our consolidated research and development expense is related to our FinTech business. We maintain a workforce of approximately 325 employees in our offshore operations in India and Romania for software development and testing, as well as operations support for processing services. We continuously add new features and functionality to our financial technology software in response to market requirements and trends and expect to continue to do so.

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

Personnel

As of February 15, 2018, we had 350 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, 345 are involved in CoreCard’s software development, testing and operations, and 5 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 15 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.	PROPERTIES

We have a lease covering approximately 15,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed March 31, 2015 for a three year term. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our offshore subsidiaries; we lease approximately 2,000 square feet of additional office space in an adjacent facility in Bhopal, India; and we lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We believe our facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE American (“NYSE”) under the symbol INS. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported by the NYSE.

Year Ended December 31,	2017		2016
	High	Low	High	Low
1st Quarter	$4.75	$3.85	$3.60	$2.75
2nd Quarter	4.72	3.50	3.88	3.25
3rd Quarter	4.45	3.58	4.05	3.50
4th Quarter	4.60	3.77	4.47	3.53

We had 209 shareholders of record as of February 15, 2018. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On February 8, 2016, we paid a special cash dividend of $0.35 per share totaling $3,056,000 to shareholders. The company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during the fourth quarter of 2017.

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

Presently, our initial software contracts do not meet the criteria for separate accounting because the software usually requires significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects that make estimates unreliable.

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

Certain initial software contracts contain specified future service elements for scheduled completion following the implementation, and related recognition, of the initial license. In these instances, after the initial license recognition, where distinct future performance obligations are identified in the contract and we could reliably measure the completion of each identified performance obligation, we have recognized revenue at the time the individual performance obligation was completed.

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

Valuation of Investments – We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. We do not write-up the carrying value of our investments based on favorable changes or financial transactions. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. In the first quarter of 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of an investee company, an early stage sensor technology company, to management’s estimate of net realizable value. Subsequently, in the second quarter of 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in the investee company. In the second quarter of 2017, we recorded an impairment charge of $90,000 to reduce the carrying value of an investee company, a privately-held technology company in the FinTech industry. The investee closed on a Series A preferred stock financing resulting in substantial dilution to our investment. Subsequently, in the fourth quarter of 2017, the investee sold its intellectual property and is in process of winding down its operations. As a result, we recorded an additional impairment charge of $10,000 to fully write-down our minority ownership in the investee company. In the third quarter of 2017, we recorded a gain of $372,000, as funds held in escrow from a prior investee company sale, were released. In the same quarter we sold shares in a tender offer for stock of one of our investee companies, a privately-held technology company in the Fintech industry, resulting in a gain of $1,466,000. Such gains or write-downs can have material impacts on our financial condition or results of operations and are generally not predictable in advance.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis and may do so in the foreseeable future. Our results vary in part depending on the size and number of software licenses recognized as well the value and number of professional services contracts recognized in a particular period. As an example, for the quarter ended June 30, 2017, we reported consolidated operating income in part due to revenue associated with the recognition of a second license and customizations provided for such license, as well as customizations of our base product offering for a global license customer. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. As such, we may, in the future, also report operating profits on a quarterly and annual basis. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 325 employees located in India and Romania. In the fourth quarter of 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results, even though our main operating entity, CoreCard performed near breakeven from operations for the twelve months ended December 31, 2017.

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

We continue to maintain a strong cash position. In the latter part of December, 2017, we purchased additional hardware and software for our processing environment in anticipation of a contract currently being negotiated with a potential customer that may result in increased revenue over the next few years. We anticipate additional equipment purchases in early 2018. While there is no assurance that the contemplated agreement will be finalized, management believes it will have a successful outcome and in the event the agreement is not finalized, the potential customer has agreed to take title to and reimburse us for the equipment purchases. We used $3,056,000 to pay a special cash dividend of $0.35 per share to shareholders on February 8, 2016. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2017 was $9,302,000 which represents a 14 percent increase over 2016.

●

Revenue from products, which includes software license fees (and, in some cases monthly support fees when the license and support fees are bundled) was $849,000 in 2017, a 25 percent decrease from the $1,137,000 reported in 2016. We anticipated this decrease as a significant component of the 2016 revenue related to a new global license customer whose initial software license was implemented and recognized in the quarter ended September 30, 2016.

●

Revenue from services was $8,453,000 in 2017, which represents a 20 percent increase over the $7,041,000 reported in 2016. Revenue from transaction processing services and maintenance technical and software support services were higher in 2017 as compared to 2016. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with an increase in our license customer base. Professional services revenue remained flat with the prior year as the number and value of professional services contracts completed was relatively consistent with 2016. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 48 percent of total revenue for the twelve months ended December 31, 2017, compared to 49 percent for the twelve months ended December 31, 2016.

●

Cost of product revenue was $320,000 or 38 percent as a percent of product revenue in 2017 compared to $626,000 or 55 percent as a percent of product revenue in 2016. The initial implementation of a new license customer tends to skew the cost of product revenue percentage upwards, since we deploy extra resources to support the implementation phase. The decrease in cost of product revenue percentage in 2017 from 2016 is indicative of the initial implementation of a new global license customer in 2016. We did not experience a license implementation of that magnitude in 2017.

●

Cost of service revenue in 2017 was $4,175,000 or 49 percent as a percentage of total service revenue compared to $3,352,000 or 48 percent as a percentage of total service revenue in 2016. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In 2017, our cost of service revenue was more heavily weighted towards our professional services component which, historically, has utilized relatively more offshore employees at a lower cost. However, in 2017, our cost of service revenue percentage is greater than the 2016 percentage, due to the utilization of third party contractors to supplement our own development team, as well as extra resources deployed to complete performance obligations related to certain customizations for a key license customer. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment, and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve month period ended December 31, 2017, total operating expenses from consolidated operations were greater than in the corresponding period in 2016 primarily as the result of increased research and development expenses. Research and development expenses were 59 percent higher in 2017 as compared to 2016, mainly due to payroll and related expense for additional offshore technical personnel, as well as an increase in contractor fees for certain development efforts. In addition, we expanded our hiring capabilities of technical resources by opening a second office located near Mumbai, India. General and administrative expenses were lower in 2017 than in 2016, due to lower personnel-related expense at the corporate offices in 2017 as well as lower professional fees incurred for legal and consulting services. Marketing expenses decreased 27 percent year over year as we placed less focus on marketing initiatives for CoreCard in 2017. Our client base increased in 2017 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In 2017, we recorded $1,738,000 of investment income, which was comprised of a gain of $1,466,000 on the sale of our investment in a privately-held technology company in the third quarter of 2017, and the gain of $372,000 on a final payment after the escrow period on a prior minority investment sale, as described in more detail in Note 4 to the Consolidated Financial Statements. This was offset in part by an impairment charge of $100,000 in 2017 to write down the carrying value of another investee company, as explained in more detail in Note 4 to the Consolidated Financial Statements. In 2016, we recorded an investment loss of $713,000.The loss is attributable to the write-down of $750,000 on an investment, offset in part by a gain of $37,000 on a final payment, after the escrow period, on a prior minority investment sale.

Other Income – Other income remained relatively consistent year over year at $166,000 in 2017 and $148,000 in 2016. This primarily reflects income earned on our cash balances in both years.

Liquidity and Capital Resources

Our cash balance at December 31, 2017 was $14,024,000 compared to $17,724,000 at December 31, 2016. The principal use of cash during the period, which occurred in the latter part of December 2017, was the prepayment of $1,745,000 for processing equipment, software and related licenses. This prepayment was made on processing equipment scheduled to be installed in 2018 to enhance our processing environment in anticipation of a significant contract under negotiations. The prepayment is shown in “Other Current Assets” at December 31, 2017. We anticipate additional purchases to supplement the processing environment in early 2018. In addition, we advanced $1,250,000 on a Loan Agreement, as described in more detail in Note 6 to the Consolidated Financial Statements, and we funded our investment of $1,000,000 in a privately-held technology company, as explained in Note 4 to the Consolidated Financial Statements. The liability for the investment funding was included in “Other Current Liabilities” at December 31, 2016. In 2017, a principal source of cash was $1,564,000 from the sale of our investment in a privately-held technology company, as described in Note 4 to the Consolidated Financial Statements. In addition, we received $372,000 of cash held in escrow from the sale of one of our prior investee companies, as described in more detail in Note 4 to the Consolidated Financial Statements.

During the twelve months ended December 31, 2017, continuing operations used $2,467,000 cash for operations of the FinTech business and corporate office. The most significant working capital changes since December 31, 2016 include an increase in other current assets of $1,213,000 of which $1,745,000 relates to the aforementioned equipment and software purchases on behalf of a potential new customer which is offset by a decrease in work-in-process as certain customizations for in-process contracts were recognized. In addition, total deferred revenue decreased by $655,000 as we were able to recognize for GAAP reporting, prior period milestone billings for in-process contracts and deposits for professional services when the projects were completed in 2017.

We used $894,000 cash to acquire computer equipment and related software licenses primarily to upgrade our processing data centers, as we plan for future growth in our Processing Services business, and to add office equipment for new technical resources hired in 2017.

Subsequent to the 2017 year-end, we entered into a Loan Agreement with a private limited company in India in the FinTech industry. We advanced $235,000 on the Loan Agreement during the quarter ended March 31, 2018, as described in more detail in Note 18 to the Consolidated Financial Statements.

Although we paid a special cash dividend to shareholders in 2016, we do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in certain recent transactions described in Notes 6 and 18, although there can be no assurance that appropriate opportunities will arise.

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
●

We could fail to deliver software products which meet the business and technology requirements of our target markets within a reasonable time frame and at a price point that supports a profitable, sustainable business model.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective at that reasonable assurance level.

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2017, the company’s internal control over financial reporting is effective based on those criteria.

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

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as director and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	215,500	$2.19	817,000
Equity compensation plans not approved by security holders	28,000	$1.95	--
Total	243,500	$2.17	817,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2017 and 2016, 17,000 options and 12,000 options were granted in each year, respectively, under the 2011 Director Plan, and 12,000 options and zero options, respectively, expired unexercised. In 2017, under the Directors Plans, zero options were exercised and 6,000 options were canceled. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003 and the 2003 Plan expired in 2013. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. In 2017, 60,000 options were exercised under the 2003 Plan. In 2015, shareholders approved the Intelligent Systems Corporation Stock Incentive Plan (the “2015 Plan”) that provides for the issuance of up to 750,000 shares of common stock to employees and key consultants and advisors. No grants were made in 2017 under the 2015 Plan. In the year ended December 31, 2016, 30,000 options were granted to a new officer of the company under the 2015 Plan. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $210,000 in both years ending December 31, 2017 and 2016.

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
(a) Intelligent Systems Corporation Stock Incentive Plan
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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 15, 2018	By: /s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15 ,2018

/s/ Karen J. Reynolds Karen J. Reynolds	Chief Financial Officer (Principal Accounting and Financial Officer)	March 15, 2018

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 15, 2018

/s/ Philip H. Moise Philip H. Moise	Director	March 15, 2018

/s/ Parker H. Petit Parker H. Petit	Director	March 15, 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intelligent Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits, we are required to obtain and understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Nichols, Cauley and Associates, LLC

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

March 5, 2018

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2017	2016
ASSETS
Current assets:
Cash	$14,024	$17,724
Marketable securities	438	418
Accounts receivable, net	1,208	1,329
Notes and interest receivable, current portion	16	--
Other current assets	2,373	1,160
Total current assets	18,059	20,631
Investments	1,035	1,272
Notes and interest receivable, net of current portion	1,250	--
Property and equipment, at cost less accumulated depreciation	1,262	700
Other long-term assets	173	101
Total assets	$21,779	$22,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$321	$301
Deferred revenue, current portion	853	1,474
Accrued payroll	595	515
Accrued expenses	98	43
Other current liabilities	408	1,338
Total current liabilities	2,275	3,671
Deferred revenue, net of current portion	51	85
Other long-term liabilities	--	18
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,777,988 and 8,743,299 issued and outstanding at December 31, 2017 and 2016, respectively	88	87
Additional paid-in capital	14,877	17,864
Accumulated other comprehensive loss	(143)	(163)
Accumulated income	4,631	4,158
Total Intelligent Systems Corporation stockholders’ equity	19,453	21,946
Noncontrolling interest	--	(3,016)
Total stockholders’ equity	19,453	18,930
Total liabilities and stockholders’ equity	$21,779	$22,704

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2017	2016
Revenue
Products	$849	$1,137
Services	8,453	7,041
Total net revenue	9,302	8,178
Cost of revenue
Products	320	626
Services	4,175	3,352
Total cost of revenue	4,495	3,978
Expenses
Marketing	255	350
General and administrative	1,588	1,797
Research and development	4,367	2,740
Loss from operations	(1,403)	(687)
Investment income (loss)	1,738	(713)
Other income	166	148
Income (loss) before income taxes	501	(1,252)
Income taxes	28	(3)
Net income (loss)	473	(1,249)
Net loss attributable to noncontrolling interest	--	137
Net income (loss) attributable to Intelligent Systems Corporation	$473	$(1,112)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic	$0.05	$(0.13)
Diluted	$0.05	$(0.13)
Basic weighted average common shares outstanding	8,766,425	8,736,299
Diluted weighted average common shares outstanding	8,881,814	8,736,299

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2017	2016
Net income (loss)	$473	$(1,249)
Other comprehensive income:
Foreign currency translation adjustments	(25)	(1)
Unrealized gain on available-for-sale marketable securities	23	22
Total comprehensive income (loss)	471	(1,228)
Comprehensive loss attributable to noncontrolling interest	--	137
Comprehensive income (loss) attributable to Intelligent Systems Corporation	$471	$(1,091)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2017	2016
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning of year	8,743,299	8,731,299
Stock option exercised	60,000	12,000
Stock repurchased during year	(25,311)	--
End of year	8,777,988	8,743,299
Common stock, amount, beginning of year	$87	$87
Stock option exercised	1	--
End of year	88	87
Additional paid-in capital, beginning of year	17,864	20,875
Dividends paid	--	(3,056)
Minority holdings acquired	(3,038)	--
Stock option exercised	(1)	14
Stock compensation expense	52	31
End of year	14,877	17,864
Accumulated other comprehensive loss, beginning of year	(163)	(184)
Minority holdings acquired	22	--
Foreign currency translation adjustment	(25)	(1)
Unrealized gain on available-for-sale marketable securities	23	22
End of year	(143)	(163)
Accumulated earnings, beginning of year	4,158	5,270
Net income (loss)	473	(1,112)
End of year	4,631	4,158
Total Intelligent Systems Corporation stockholders’ equity	19,453	21,946
Noncontrolling interest, beginning of year	(3,016)	(2,879)
Minority holdings acquired	3,016	--
Net loss	--	(137)
End of year	--	(3,016)
Total stockholders’ equity	$19,453	$18,930

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016
OPERATING ACTIVITIES:
Net income (loss)	$473	$(1,249)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	330	248
Stock-based compensation expense	52	31
Gain on sale of long-term investment	(1,838)	--
Non-cash investment expense	103	750
Non-cash interest income	(16)	--
Equity in loss of affiliate company	39	43
Loss on disposal of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable, net	121	(367)
Other current assets	(1,213)	(562)
Other long term assets	(72)	(42)
Accounts payable	20	223
Accrued payroll	80	20
Deferred revenue, current portion	(621)	(356)
Accrued expenses	55	18
Other current liabilities	70	95
Deferred revenue, net of current portion	(34)	(110)
Other long-term liabilities	(18)	--
Net cash used for operating activities	(2,467)	(1,257)

INVESTING ACTIVITIES:
Purchases of property and equipment	(894)	(313)
Advances on note and interest receivable	(1,250)
Purchase of long-term investment	(1,000)	(50)
Proceeds from sale of long-term investments	1,936	4,448
Net cash provided by (used for) investing activities	(1,208)	4,085

FINANCING ACTIVITIES:
Distribution of dividend to stockholders	--	(3,056)
Sale of capital stock pursuant to exercise of option	--	14
Net cash used for financing activities	--	(3,042)

Net cash used for discontinued operations	--	(120)
Effects of exchange rate changes on cash	(25)	(1)
Net decrease in cash	(3,700)	(335)
Cash at beginning of year	17,724	18,059
Cash at end of year	$14,024	$17,724
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$28	$120
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Unfunded investment in privately-held technology company	$--	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations – Our operations consist primarily of our CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. CoreCard provides technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry.

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2017 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5.

Marketable Securities – Our marketable securities, which are classified as available-for-sale, are stated at fair value, and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The fair value of the marketable securities is $438,000 at December 31, 2017; an unrealized gain of $23,000 is included in other comprehensive income. The fair value of the marketable securities was $418,000 at December 31, 2016; an unrealized gain of $22,000 was included in other comprehensive loss.

Property and Equipment – Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method.  Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.  Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations. As a result of a comprehensive physical inventory at our India based operations in 2017 and our U.S. based operations in 2016, various assets were disposed of and the cost of the assets and related accumulated depreciation were removed from the accounts. A net loss of $2,000 and $1,000 was recognized, respectively, in the years ended December 31, 2017 and 2016.

Classification	Useful life in years
Machinery and equipment	3	-	5
Furniture and fixtures	5	-	7
Building		39

The cost of each major class of property and equipment at December 31, 2017 and 2016 is as follows:

(in thousands)	2017	2016
Machinery and equipment	$2,519	$1,696
Furniture and fixtures	153	154
Building	308	308
Subtotal	2,980	2,158
Accumulated depreciation	(1,718)	(1,458)
Property and equipment, net	$1,262	$700

Depreciation expense for continuing operations was $330,000 and $248,000 in 2017 and 2016, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Investments – For entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control, we account for investments in privately-held companies under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to investments is to record an impairment charge when we believe an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2017, we recognized $1,738,000 of investment income, net, principally related to a gain of $1,466,000 on the sale of shares in a tender offer for stock of one our investee companies, a privately-held technology company in the FinTech industry, and a gain of $372,000 on a final payment after the escrow period on the sale of one of our prior investee companies. This was offset, to a lesser degree, by a $100,000 write-down on a cost method investment. During the year ended December 31, 2016, we recognized $713,000 of investment loss, net, attributable to the write-down of $750,000 on a cost method investment which was offset in part by a gain of $37,000 on a final payment after the escrow period on a prior minority investment sale. At December 31, 2017 and 2016, the aggregate value of investments was $1,035,000 and $1,272,000, respectively. We signed an agreement acquiring a $1,000,000 investment in a privately-held technology company in the FinTech industry on December 30, 2016. The investment is included in the December 31, 2016 aggregate value; however, the funding of the investment did not occur until subsequent to year end on January 4, 2017.

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, notes receivable, accounts payable and certain other financial instruments (such as accrued expenses and other current assets and liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, trade accounts, and notes receivable. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

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

Presently, our initial software contracts do not meet the criteria for separate accounting because the software usually requires significant modification or customization that is essential to its functionality. At present, we use the completed contract method to account for our contracts as we do not have an adequate basis on which to prepare reliable estimates of percentage-of-completion for these contracts. Moreover, there are inherent hazards with software implementations, such as changes in customer requirements or software defects that make estimates unreliable.

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

Certain initial software contracts contain specified future service elements for scheduled completion following the implementation, and related recognition, of the initial license. In these instances, after the initial license recognition, where distinct future performance obligations are identified in the contract and we could reliably measure the completion of each identified performance obligation, we have recognized revenue at the time the individual performance obligation was completed.

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

Cost of Revenue – For cost of revenue for software contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets, and recognize the costs when the associated revenue is recognized. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, pass-through third party costs, and data center, network association and compliance costs for processing services. We also capitalize the initial implementation fees for processing services contracts and recognize the costs over the life of the contract, when the corresponding revenue is recognized.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2017 and 2016 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $52,000 and $31,000 of stock-based compensation expense in the years ended December 31, 2017 and 2016, respectively.

A total of 17,000 options and 12,000 options were granted in the years ended December 31, 2017 and 2016, respectively, pursuant to the 2011 Non-employee Directors Stock Option Plan. In 2016, a total of 30,000 options were granted pursuant to the Intelligent Systems Corporation Stock Incentive Plan (the “Plan”). The fair value of each option granted in 2017 and 2016 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2017	2016
Risk free interest rate	.98%	.28%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	52%	65%

Under these assumptions, the weighted average fair value of options granted in 2017 and 2016 was $2.34 and $2.63 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2017 related to unvested options amounted to $77,000 and is expected to be recognized in 2018 and 2019.

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

In the year ended December 31, 2016, we paid $120,000 in income taxes related to an alternative minimum tax liability on a discontinued operation. The amount was included in liabilities of discontinued operations in the year ended December 31, 2015.

3.	OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”) granting to CNB the option to acquire from ISC five percent of ISC’s equity ownership in CoreCard at an exercise price of one million dollars. The option expired, unexercised, on December 31, 2017. We entered into the Option Agreement in recognition of CNB’s cooperation and contribution to building CoreCard’s card processing business. During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and carried a long-term liability of $18,000 to recognize the financial impact of the Option Agreement. Upon expiration of the option at December 31, 2017, the liability of $18,000 was reversed as income in the marketing category and the liability recorded at December 31, 2017 and 2016, is $0 and $18,000, respectively.

4.	INVESTMENTS

At December 31, 2017 and 2016, our ownership interest in NKD Enterprises, LLC was 25.5 percent. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments.

	Carrying Value
At December 31, (in thousands)	2017	2016
NKD Enterprises, LLC	$25	$64

The following table presents the unaudited summarized financial information for NKD Enterprises, LLC for the respective time periods:

As of and for the year ended December 31, (in thousands)	2017	2016
Revenues	$2,188	$2,050
Operating loss	(152)	(168)
Net loss	(152)	(168)

As of and for the year ended December 31, (in thousands)	2017	2016
Current assets	$115	$107
Non-current assets	3,005	3,002
Current liabilities	563	400
Stockholders’ equity	2,557	2,709

In 2015, one of our investee companies in which we held a small equity stake, was sold to Cisco, Inc. We recognized a gain of $2,034,000 against our carrying value of $214,000 in 2015. Cash from the sale of $2,248,000 was received in early January 2016. A portion of the sale proceeds was held in escrow for eighteen months for claims that the buyer may assert against the investee company. In the third quarter of 2017, the remaining cash held in escrow was released. Since we had no reasonable way to estimate the amount of escrow, if any, to be released to us at the initial time of the sale, no provision was previously recorded in the financial statements. We received cash of $372,000, which was recognized as a gain in the third quarter of 2017.

In the quarter ended March 31, 2016, we recorded an impairment charge of $700,000 to reduce the carrying value of our minority equity ownership in one of our investee companies, an early stage sensor technology company, to $50,000. Subsequently, in the quarter ended June 30, 2016, we recorded an additional impairment charge of $50,000 to fully write-down our minority equity ownership in the investee company to zero. Given that the investee has limited prospects to fund its operations and product development, we believe a full write-down is prudent and required.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017; the liability for the investment funding is shown in “Other Current Liabilities” at December 31, 2016.

In the quarter ended June 30, 2017, we recorded an impairment charge of $90,000 to reduce the carrying value of our minority equity ownership in an investee company, a privately-held technology company in the FinTech industry. During the quarter ended June 30, 2017, the investee closed on a Series A preferred stock financing with higher preference to our Series Seed preferred stock which resulted in substantial dilution to our investment. Subsequently, in the quarter ended December 31, 2017, the investee sold its intellectual property and is winding down its operations. As such, we recorded an additional impairment charge of $10,000 to fully write-down our minority equity ownership in the investee company to zero. Given the operational and contractual wind-down costs of the investee coupled with the Series A preferred stock preference to our Series Seed preferred stock, we believe a full write-down was warranted. CoreCard remains in an ongoing contractual business relationship with the company through the wind-down period pursuant to a Processing Agreement and anticipates receiving liquidated damages as contractually allowed per the Processing Agreement. CoreCard has recognized processing services revenue from the investee company greater than our investment.

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

5.	ACCOUNTS RECEIVABLE and customer concentrations

At December 31, 2017 and 2016, our allowance for doubtful accounts amounted to $0 and $15,000 respectively. Net charges against the allowance for doubtful accounts were $15,000 and $0 in 2017 and 2016, respectively.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2017	2016	2017	2016
Customer A	9.3%	13.2%	15.2%	14.2%
Customer B	26.6%	28.5%	25.8%	52.2%
Customer C	11.9%	10.3%	9.0%	5.2%
Customer D	11.3%	6.4%	7.6%	5.9%

6.	NOTES RECEIVABLE

On September 18, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 with an initial advance of $750,000. In the quarter ended December 31, 2017, we advanced an additional $500,000 for a total advancement of $1,250,000 as of December 31, 2017. A subsequent advance, in an increment of $250,000, may occur in any fiscal quarter until December 31, 2018. The loan bears interest at the rate of 6.0 percent annually with the maturity date for each Promissory Note on the fourth anniversary of funding of such Promissory Note, extendable by one additional year at the borrower’s election. We are entitled to purchase, at a nominal price, certain Warrant Units in conjunction with each advance.

7.	SHORT-TERM BORROWINGS

We established a working capital credit facility with a bank in October 2003 and in the past, renewed the line periodically, with a maximum principal availability of $1.25 million based on qualified receivables. Since we have not borrowed under the bank line of credit in the past five years and did not expect to need to do so in the foreseeable future, when the line of credit expired on June 30, 2016, we did not renew the bank line for an additional period.

8.	INCOME TAXES

The income tax provision from continuing operations consists of the following:

Year ended December 31, (in thousands)	2017	2016
Current	$28	$--
Total	$28	$--

Following is a reconciliation of estimated income taxes at the statutory rate from continuing operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2017	2016
Statutory rate	35%	35%
Change in valuation allowance	(29%)	(35%)
Effective rate	6%	0%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2017	2016
Deferred tax assets:
Federal, state and foreign loss carryforwards	$794	$1,440
Deferred revenue	11	30
Federal and state tax credits	757	642
Other	402	823
Total deferred tax asset	1,964	2,935
Less valuation allowance	(1,964)	(2,935)
Net deferred tax asset	$--	$--

Federal and state tax credits of $757,000 included in the above table expire at various dates between 2024 and 2035.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017, which, among other provisions, decreases the maximum federal corporate income tax rate from 35% to 21% beginning January 1, 2018. ASC 740, Income Taxes, requires all deferred tax liabilities and assets to be adjusted for the effect of a change in tax rates by including such effect in income from continuing operations in the reporting period that includes the enactment date.  In accordance with this guidance, the Company has included a charge to tax expense to decrease the deferred tax asset for the year ended December 31, 2017 of approximately $805,000 related to the decrease in the federal corporate income tax rate for future periods. This charge was offset with a change in the valuation allowance recorded related to deferred taxes. This is a non-cash charge to expense in the current year, and does not affect the amount of taxes paid by the Company in the current period.

We had a deferred tax asset of approximately $2.0 million and $2.9 million at December 31, 2017 and December 31, 2016, respectively. The deferred tax asset has been offset by a valuation allowance in 2017 and 2016 of $2.0 million and $2.9 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

As of December 31, the following net operating loss carryforwards, if unused as offsets to future taxable income, will expire during the following years:

(in thousands)	2017	2016
2021	$689	$689
2022	849	849
2034	2,245	2,578
Total	$3,783	$4,116

Of the net operating losses detailed above, $1.5 million are related to net operating losses that CoreCard incurred prior to its acquisition by the company. These net operating losses are subject to Separate Return Limitation Year rules. These net operating loss carryforwards expire in years 2021 and 2022.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2017 and 2016. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions.

9.	COMMITMENTS AND CONTINGENCIES

Leases – We have noncancellable operating leases for offices and data centers expiring at various dates through May 2022. Future minimum lease payments are as follows:

Year ended December 31, (in thousands)
2018	$331
2019	268
2020	252
2021	178
2022	44
Total minimum lease payments	$1,073

The above future minimum lease payments include a total of $64,000 payable to a related party. See Note 12 for further discussion.

The above future minimum lease payments are inclusive of $266,000 for operating leases for our offshore subsidiaries located in Bhopal, India and Mumbai, India. The rental expense for these facilities is classified as Research and Development expense as the facilities are utilized to house the software development and testing activities of our offshore subsidiaries, and as such, are not included in rental expense in general and administrative expenses.

Rental expense for leased facilities related to domestic operations amounted to $383,000 and $351,000 in the years ended December 31, 2017 and 2016, respectively.

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

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011. At December 31, 2017 and 2016, we have accrued $50,000, which is included in other current liabilities in the Consolidated Balance Sheets, for future payments that were earned under the plan before it was terminated.

11.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $37,000 and $38,000 in 2017 and 2016, respectively.

12.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $210,000 to ISC Properties, LLC in both years ended December 31, 2017 and 2016. We have determined that ISC Properties, LLC is not a variable interest entity.

13.	STOCKHOLDERS’ EQUITY

We have authorized 20,000,000 shares of common stock, $0.01 par value per share and 2,000,000 shares of special stock, par value $0.10 per share, of which none is outstanding.

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

As a result of the recapitalization of CoreCard, we recorded the following adjustments to our shareholders’ equity to eliminate the minority interest component. There was no impact on the statement of operations for the twelve months ended December 31, 2017.

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

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 197,500 options ungranted. In the year ended December 31, 2017, 60,000 options were exercised under the 2003 Plan. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultant and advisors. No grants were made in 2017 under the 2015 Plan. In the year ended December 31, 2016, 30,000 options were granted to a new officer of the company under the 2015 Plan. In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. In the year ended December 31, 2017, 5,000 options were granted to a new non-employee member of our board of directors and an aggregate of 12,000 options were granted to other directors at the 2017 Annual Meeting pursuant to the 2011 Directors Plan. Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. As of December 31, 2017, a total of 1,302,500 options under all plans have been granted, 800,320 have been exercised, 258,680 have been cancelled, 206,500 are fully vested and exercisable and 37,000 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2017, there was $77,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a weighted-average period of 1.8 years.

Stock option activity during the years ended December 31, 2017 and 2016 was as follows:

	2017			2016
Options outstanding at January 1	304,500			274,500
Options cancelled	(18,000)			0
Options exercised	(60,000)			(12,000)
Options granted	17,000			42,000
Options outstanding at December 31	243,500			304,500

Options available for grant at December 31	817,000			834,000

Options exercisable at December 31	206,500			256,500

Exercise price ranges per share:
Granted		3.86		$3.50	-	$3.89
Exercised	$1.52	-	$1.72	$0.69	-	$1.66
Outstanding	$0.69	-	$3.89	$0.69	-	$3.89

Weighted average exercise price per share:
Granted	$3.86			$3.78
Exercised	$1.63			$1.18
Outstanding at December 31	$2.17			$2.06
Exercisable at December 31	$1.87			$1.76

The following tables summarize information about the stock options outstanding under the company’s option plans as of
December 31, 2017.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$1.72	166,500	3.9	$1.50	$508,730
$2.97	-	$3.89	77,000	7.3	$3.60	$74,000
$0.69	-	$3.89	243,500	5.0	$2.17	$582,730

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$1.72	166,500	3.9	$1.50	$508,730
$2.97	-	$3.89	40,000	5.8	$3.38	$47,260
$0.69	-	$3.89	206,500	4.3	$1.87	$555,990

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

15.	FOREIGN Revenues AND OPERATIONS

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2017 and 2016 are as follows:

Year ended December 31, (in thousands)	2017	2016
European Union	$2,535	$2,383
United States	6,767	5,795
Total	$9,302	$8,178

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $176,000 and $183,000 at December 31, 2017 and 2016, respectively, substantially all long-lived assets are in the United States.

At December 31, 2017 and 2016, continuing operations of foreign subsidiaries had assets of $589,000 and $648,000, respectively, and total liabilities of $675,000 and $526,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

16.	INDUSTRY SEGMENTS

Management considers our subsidiaries, consisting of CoreCard and its affiliate companies, to be one operating segment. Historically, we have described this industry segment as Information Technology Products and Services but as our company and the financial software and services industries have evolved, we now consider the financial transaction solutions and services (“FinTech”) industry segment to be more appropriate.

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data)	2017	2016
Basic
Net income (loss) attributable to Intelligent Systems Corporation	$473	$(1,112)
Weighted average common shares outstanding	8,766	8,736
Net income (loss) per share	$0.05	$(0.13)

Diluted
Net income (loss) attributable to Intelligent Systems Corporation	$473	$(1,112)
Weighted average common shares outstanding	8,766	8,736
Effect of dilutive potential common shares: stock options	116	--
Total	8,882	8,736
Net income (loss) per share	$0.05	$(0.13)

At December 31, 2017 and 2016, respectively, there were 116,000 and zero dilutive stock options exercisable.

18.	Subsequent events

On January 12, 2018, we entered into a Loan Agreement with a private limited company in India in the FinTech industry. We initially committed to advance $235,000. A subsequent advance, of $200,000, may be made at our sole discretion. The loan bears interest at the rate of 5.0 percent annually with the maturity date for each Promissory Note on the third anniversary of funding. We may elect, at our sole discretion, to convert the initial Promissory Note, for 10 percent equity ownership in the company. The note holder has the election to force conversion, after thirty days from execution of the Note, if they were to receive an additional $1,000,000 in funding from an unrelated third party(s). The Second Promissory Note, if we elect to fund, may be converted for an additional 9.5 percent equity ownership in the company. On February 5, 2018, the private limited company entered into a three year Processing Agreement with CoreCard.

We are not aware of any other significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.