Form 10-Q
period 2018-03-31
INTELLIGENT SYSTEMS CORP
filed 2018-05-09
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, 8,777,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$10,183	$14,024
Marketable securities	416	438
Accounts receivable, net	2,924	1,208
Notes and interest receivable, current portion	271	16
Other current assets	5,046	2,373
Total current assets	18,840	18,059
Investments	1,016	1,035
Notes and interest receivable, net of current portion	1,485	1,250
Property and equipment, at cost less accumulated depreciation	1,301	1,262
Other long-term assets	207	173
Total assets	$22,849	$21,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129	$321
Deferred revenue, current portion	848	853
Accrued payroll	929	595
Accrued expenses	105	98
Other current liabilities	401	408
Total current liabilities	2,412	2,275
Deferred revenue, net of current portion	94	51
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,777,988 issued and outstanding at March 31, 2018 and December 31, 2017	88	88
Additional paid-in capital	14,890	14,877
Accumulated other comprehensive loss	(159)	(143)
Accumulated income	5,524	4,631
Total Intelligent Systems Corporation stockholders’ equity	20,343	19,453
Total liabilities and stockholders’ equity	$22,849	$21,779

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue
Services	$3,963	$1,699
Products	95	−
Total net revenue	4,058	1,699
Cost of revenue
Services	1,607	893
Products	136	‒
Total cost of revenue	1,743	893
Expenses
Marketing	68	79
General and administrative	473	481
Research and development	953	787
Income (loss) from operations	821	(541)
Other income	72	33
Income (loss) before income taxes	893	(508)
Income taxes	−	‒
Net income (loss)	$893	$(508)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic	$0.10	$(0.06)
Diluted	$0.10	$(0.06)
Basic weighted average common shares outstanding	8,777,988	8,743,299
Diluted weighted average common shares outstanding	8,912,130	8,743,299

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$893	$(508)
Other comprehensive income (loss):
Foreign currency translation adjustments	1	(8)
Unrealized gain on available-for-sale marketable securities	(17)	16
Total comprehensive income (loss)	$877	$(500)

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2018	2017

OPERATING ACTIVITIES:
Net income (loss)	$893	$(508)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	131	101
Stock-based compensation expense	13	13
Non-cash investment expense	5	3
Non-cash interest income	(21)	−
Equity in loss of affiliate company	19	10
Changes in operating assets and liabilities:
Accounts receivable	(1,716)	571
Other current assets	(2,673)	(161)
Interest receivable	16	−
Other long-term assets	(34)	20
Accounts payable	(192)	(195)
Accrued payroll	334	63
Deferred revenue, current portion	(5)	(83)
Accrued expenses	7	31
Other current liabilities	(7)	(12)
Deferred revenue, net of current portion	43	(16)
Net cash used for operating activities	(3,187)	(163)

INVESTING ACTIVITIES:
Purchases of property and equipment	(170)	(48)
Advances of notes receivable	(485)	−
Purchase of long-term investment	−	(1,000)
Net cash used for investing activities	(655)	(1,048)

Effects of exchange rate changes on cash	1	(8)
Net decrease in cash	(3,841)	(1,219)
Cash at beginning of period	14,024	17,724
Cash at end of period	$10,183	$16,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation - Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2018 and 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2017, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncement ASU 2014-09, Revenue from Contracts with Customers (Topic 606), in the first quarter of 2018 as described in Note 2, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2017.

As a result of the implementation of Topic 606, certain revenue, and the associated cost of revenue, in the comparative periods, previously aggregated as product revenue has been reviewed and reclassified, based upon its performance obligations, from product revenue to service revenue. The impact to our fiscal quarters and the year ended December 31, 2017 was as follows:

	Three Months Ended								Twelve Months Ended
( in thousands)	Dec. 31, 2017		Sept. 30 2017		June 30, 2017		Mar. 31, 2017		Dec. 31, 2017
Revenue
Services		$166		$162		$159		$149	$636
Products		(166)		(162)		(159)		(149)	(636)
Total net revenue		−		−		−		−	−
Cost of Revenue
Services		62		51		50		46	209
Products		(62)		(51)		(50)		(46)	(209)
Total cost of revenue		−		−		−		−	−
Net Income	$	−	$	−	$	−	$	−	$ −

2.	New Accounting Standards –

Accounting Pronouncements Adopted:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective approach. Because the Company's primary source of revenues is from monthly transaction processing services and software maintenance and support services which are recognized monthly as incurred, as well as professional services which are performance obligation based, the impact on its consolidated financial statements is not material. For the quarter ended March 31, 2017, the company restated approximately $53,000 in revenue and $10,000 in cost of revenue for a net $43,000 restatement to retained earnings.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

3.    Notes Receivable – In the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 with an initial advance of $750,000. In the quarter ended December 31, 2017, we advanced an additional $500,000 for a total advancement of $1,250,000 as of December 31, 2017. Subsequent to March 31, 2018, we advanced the final $250,000 increment on the Loan Agreement. The loan bears interest at the rate of 6.0 percent annually with the maturity date for each Promissory Note on the fourth anniversary of funding of such Promissory Note, extendable by one additional year at the borrower’s election. We are entitled to purchase, at a nominal price, certain Warrant Units in conjunction with each advance. Upon exercising the Warrant Units, we are entitled to receive up to fourteen percent ownership of Common A Units in the company.

On March 16, 2018, we advanced $250,000 on a simple Promissory Note to the aforementioned identity and professional services company. The Note bears interest at the rate of 6.0 percent annually with the maturity date six months from the date of funding the Note.

In the quarter ended March 31, 2018, we entered into a Convertible Loan Agreement with a private limited India based company in the FinTech industry. We committed to lend up to $435,000 with an initial advance of $235,000. The loan bears interest at the rate of 5.0 percent annually with the maturity date on the third anniversary of funding of such Promissory Note. We are entitled to convert the principal on the initial Note for up to ten percent ownership of shares of the company.

4.    Stock-based Compensation – At March 31, 2018, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three month periods ended March 31, 2018 and 2017 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $13,000 of stock-based compensation expense in both quarters ended March 31, 2018 and 2017.

As of March 31, 2018, there is $64,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2018. The following table summarizes options as of March 31, 2018:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2018	243,500	$2.17	4.7	$716,655
Vested and exercisable at March 31, 2018	206,500	$1.87	4.0	$669,565

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2017 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

7.    Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2018 and 2017. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2018	2017
Customer A	11.1%	11.6%
Customer B	5.5%	13.6%
Customer C	7.5%	15.2%
Customer D	20.3%	14.5%
Customer E	27.3%	−%

8.   Commitments and Contingencies – Please refer to Note 9 to our Consolidated Financial Statements included in our 2017 Form 10-K for a description of our commitments and contingencies. Effective April 1, 2018, we executed the First Addendum to our Lease Agreement for Intelligent Systems. The Addendum provides for the extension of the Lease Agreement for an additional three year term from April 1, 2018 through March 31, 2021 on the same terms and conditions as the original Lease Agreement. Accordingly, our future minimum lease payments for offices and data centers expiring through May 31, 2022 are as follows:

Year ended December 31, (in thousands)
2018 (April 1 – December 31)	$339
2019	405
2020	390
2021	212
2022	44
Total minimum lease payments	$1,392

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

There were no unrecognized tax benefits at March 31, 2018 and December 31, 2017. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2013.

10.  Subsequent Event – We have evaluated subsequent events through the date when these financial statements were issued and, aside from the advance disclosed in Note 3, are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our Consolidated Financial Statements.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission.

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

We have frequently recognized consolidated operating losses on a quarterly and annual basis. As we continue to grow our customer base and scale operations, we may, in the future, report operating profits on a quarterly and annual basis. Our results vary in part depending on the size and number of software licenses recognized as well the value and number of professional services contracts recognized in a particular period. As an example, for the quarter ended March 31, 2018, we reported consolidated operating income, in part, due to revenue associated with professional services provided to both a new customer, with a potential long-term commitment, and to an existing global license customer for customizations of our base product offering as well as the recognition of a third license for the same global license customer. In addition, we recognized revenue, with no associated cost of revenue, on a one-time contractual minimum guarantee arrangement. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expenses is related to personnel, including approximately 360 employees located in India and Romania. In the fourth quarter of 2017, we opened a second office in India, located near Mumbai, to enable us to attract additional talent required for our software development and testing. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. In the latter part of December, 2017 and in the first quarter of 2018, we purchased additional hardware and software for our processing environment in anticipation of a contract currently being negotiated with a potential customer that may result in increased revenue over the next few years. While there is no assurance that the contemplated agreement will be finalized, management believes it will have a successful outcome and in the event the agreement is not finalized, the potential customer has agreed to take title to and reimburse us for the equipment purchases. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three month period ended March 31, 2018 was $4,058,000 which represents a 139 percent increase over the first quarter of 2017.

●

Revenue from services was $3,963,000 in the first quarter of 2018 compared to $1,699,000 in the first quarter of 2017. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first quarter of 2018 as compared to the first quarter of 2017 due to an increase in the number of customers and accounts on file, an increase in the number and value of professional services contracts completed during the first quarter of 2018, and a one-time contractual minimum guarantee maintenance support service recognition. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $95,000 in the three month period ended March 31, 2018, compared to $0 in the three month period ended March 31, 2017. The increase is due to the recognition of the third license implementation for a global license customer. Monthly support fees previously bundled with the applicable license have been reclassified as service revenue as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers Topic 606.

Cost of Revenue – Total cost of revenue was 43 percent and 53 percent of total revenue in the three month period ended March 31, 2018 and 2017, respectively.

●

Cost of service revenue as a percentage of total service revenue was 41 percent in the first quarter of 2018 compared to 53 percent in the first quarter of 2017. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In 2018, our cost of service revenue was more heavily weighted towards our professional services component which, historically, has utilized relatively more offshore employees at a lower cost. As a result, our cost of services revenue percentage in 2018 is below the 2017 percentage. In addition, the one-time recognition of contractual minimum guarantee maintenance support service revenue had no cost of revenue associated with the revenue recognition. We continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment, and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

●

Cost of product revenue as a percent of product revenue was 143 percent in the period ended March 31, 2018. The cost associated with the implementation of the license recognized was greater than the related revenue. This is not an uncommon occurrence, as a customer’s contract profitability is recognized over the life of the contract. The future benefit of the contractual maintenance support services revenue will provide a steady revenue stream to services revenue.

Operating Expenses – In the three month period ended March 31, 2018, total operating expenses from consolidated operations were greater than in the corresponding period in 2017 primarily as the result of increased research and development expenses. Research and development expenses were 21 percent higher in 2018 as compared to 2017, mainly due to payroll and related expense for additional offshore technical personnel, expanding our hiring capabilities of technical resources by opening a second office located near Mumbai, India and a recognition based bonus accrual. General and administrative expenses were lower in 2018 than in 2017, due to lower personnel-related expense at the corporate offices in 2018. Marketing expenses decreased 14 percent year over year as we continued to place less focus on marketing initiatives for CoreCard in 2018. Our client base increased in 2017 and continues to increase in 2018 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Other Income (Loss) – In the quarter ended March 31, 2018, we recorded $72,000 in other income, comprised primarily of income earned on our cash balances and interest income on our Notes Receivable as described in more detail in Note 3.

Liquidity and Capital Resources

Our cash balance at March 31, 2018 was $10,183,000 compared to $14,024,000 at December 31, 2017. The principal use of cash during the period was the prepayment of approximately $2,580,000 for processing equipment, software and related licenses. This prepayment was in addition to approximately $1,745,000 for comparable equipment purchased in the latter part of December 2017. The processing equipment is being installed to enhance our processing environment in anticipation of a significant contract under negotiations. As the potential customer has agreed to take title and reimburse us for the equipment purchases, the prepayment is shown in “Other Current Assets” at March 31, 2018. In addition, we advanced $250,000 on a Promissory Note and we advanced $235,000 on a Convertible Loan Agreement, both of which are described in more detail in Note 3 to the Consolidated Financial Statements.

During the three months ended March 31, 2018, we used $3,187,000 cash for operations. The most significant working capital change since December 31, 2017 was an increase in other current assets of $2,673,000, of which $2,580,000 relates to the aforementioned equipment and software purchases on behalf of a potential new customer and an increase in accounts receivable of $1,716,000, of which our three largest customers comprising the majority of the increase in accounts receivable remitted payment in April 2018 of approximately $1,566,000 in total.

We used $170,000 cash to acquire computer equipment primarily for the technical resources added in our India office and to upgrade our existing processing environment in the U.S.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2017. During the three month period ended March 31, 2018, there were no significant or material changes in the application of critical accounting policies, other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the related reclassifications as describe further in Notes 1 and 2 to the Consolidated Financial Statements, that would require an update to the information provided in the Form 10-K for 2017.

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 9, 2018	By:	/s/	J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 9, 2018	By:	/s/	Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.