Form 10-Q
period 2018-06-30
INTELLIGENT SYSTEMS CORP
filed 2018-08-08
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, 8,797,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I    Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$10,643	$14,024
Marketable securities	421	438
Accounts receivable, net	3,452	1,208
Notes and interest receivable, current portion	507	16
Other current assets	4,996	2,373
Total current assets	20,019	18,059
Investments	760	1,035
Notes and interest receivable, net of current portion	1,735	1,250
Property and equipment, at cost less accumulated depreciation	1,524	1,262
Other long-term assets	265	173
Total assets	$24,303	$21,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272	$321
Deferred revenue, current portion	925	853
Accrued payroll	947	595
Accrued expenses	79	98
Other current liabilities	531	408
Total current liabilities	2,754	2,275
Deferred revenue, net of current portion	82	51
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,797,988 and 8,777,988 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	88	88
Additional paid-in capital	14,937	14,877
Accumulated other comprehensive loss	(140)	(143)
Accumulated income	6,582	4,631
Total Intelligent Systems Corporation stockholders’ equity	21,467	19,453
Total liabilities and stockholders’ equity	$24,303	$21,779

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Services	$4,508	$2,993	$8,471	$4,692
Products	65	90	160	90
Total net revenue	4,573	3,083	8,631	4,782
Cost of revenue
Services	2,042	1,249	3,649	2,142
Products	−	87	136	87
Total cost of revenue	2,042	1,336	3,785	2,229
Expenses
Marketing	87	69	155	148
General and administrative	418	397	891	878
Research and development	709	1,042	1,662	1,829
Income (loss) from operations	1,317	239	2,138	(302)
Other income (loss)	(189)	(59)	(117)	(26)
Income (loss) before Income taxes	1,128	180	2,021	(328)
Income taxes	70	20	70	20
Net income (loss)	$1,058	$160	$1,951	$(348)
Earnings (loss) per share attributable to Intelligent Systems Corporation:
Basic	$0.12	$0.02	$0.22	$(0.04)
Diluted	$0.12	$0.02	$0.22	$(0.04)
Basic weighted average common shares outstanding	8,791,321	8,766,425	8,784,655	8,754,862
Diluted weighted average common shares outstanding	8,936,489	8,878,266	8,915,758	8,754,862

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$1,058	$160	$1,951	$(348)
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(6)	15	(14)
Unrealized gain on available-for-sale marketable securities	5	5	(12)	21
Total comprehensive income (loss)	$1,077	$159	$1,954	$(341)

 Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2018		2017

OPERATING ACTIVITIES:
Net income (loss)		$1,951	$(348)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities:
Depreciation and amortization		253	162
Stock-based compensation expense		26	27
Non-cash investment expense		255	93
Non-cash interest income		(32)	−
Equity in loss of affiliate company		25	32
Changes in operating assets and liabilities:
Accounts receivable		(2,244)	(348)
Other current assets		(2,623)	210
Interest receivable		16	−
Other long-term assets		(92)	32
Accounts payable		(49)	(180)
Accrued payroll		352	23
Deferred revenue, current portion		72	(432)
Accrued expenses		(19)	31
Other current liabilities		123	7
Deferred revenue, net of current portion		31	(31)
Net cash used for operating activities		(1,955)	(722)

INVESTING ACTIVITIES:
Purchases of property and equipment		(515)	(71)
Advances of notes receivable		(960)	−
Purchase of long-term investment		−	(1,000)
Net cash used for investing activities		(1,475)	(1,071)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option		34	−
Net cash provided by financing activities		34	−
Effects of exchange rate changes on cash		15	(14)
Net decrease in cash		(3,381)	(1,807)
Cash at beginning of period		14,024	17,724
Cash at end of period		$10,643	$15,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$	−	$20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Basis of Presentation - Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2018 and 2017. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2017, as filed in our Annual Report on Form 10-K.

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

Accounting Pronouncements Adopted:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective approach. Because the Company's primary source of revenues is from monthly transaction processing services and software maintenance and support services which are recognized monthly as incurred, as well as professional services which are performance obligation based, the impact on its consolidated financial statements is not material. For the three and six months ended June 30, 2017, the company restated approximately $53,000 and $106,000, respectively, in revenue and $10,000 and $20,000, respectively, in cost of revenue for a net $43,000 and $86,000, respectively, restatement to retained earnings.

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

3.

Investment Write-down – In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value of our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry. Given the investee’s limited funding to support its operation and sales and marketing efforts, we are not comfortable assigning a higher realizable value to our investment at this point and therefore believe an impairment charge is prudent and required. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard.

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

4.

Notes Receivable – In the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 with an initial advance of $750,000. In the quarter ended December 31, 2017, we advanced an additional $500,000 for a total advancement of $1,250,000 as of December 31, 2017. In the quarter ended June 30, 2018, we advanced the final $250,000 increment on the Loan Agreement. The loan bears interest at the rate of 6.0 percent annually with the maturity date for each Promissory Note on the fourth anniversary of funding of such Promissory Note, extendable by one additional year at the borrower’s election. We are entitled to purchase, at a nominal price, certain Warrant Units in conjunction with each advance. Upon exercising the Warrant Units, we are entitled to receive up to fourteen percent ownership of Common A Units in the company.

On March 16, 2018, we advanced $250,000, and on June 13, 2018, we advanced $225,000, on two separate simple Promissory Note(s) to the aforementioned identity and professional services company. Each note bears interest at the rate of 6.0 percent annually with the maturity date six months from the date of funding the Note.

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

5.

Stock-based Compensation – At June 30, 2018, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2018 and 2017 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $13,000 and $14,000 of stock-based compensation expense for the three months ended June 30, 2018 and 2017, respectively, and $26,000 and $27,000 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, there is $109,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2018, an aggregate of 12,000 options were granted to three independent members of our board of directors pursuant to the 2011 Non-Employee Director Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at the fair value on the date of the Annual Shareholders meeting. During the three and six months ended June 30, 2018, 20,000 options were exercised and 4,000 options expired unexercised. The following table summarizes options as of June 30, 2018:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2018	227,500	$2.47	5.1	$1,411,515
Vested and exercisable at June 30, 2018	186,500	$1.90	4.3	$1,262,185

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2017 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

6.

Fair Value of Financial Instruments – The carrying value of cash, marketable securities, accounts receivable, notes receivable, accounts payable and certain other financial instruments (such as accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities, trade accounts and notes receivable. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

7.

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

8.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2018 and 2017. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Customer A	4.4%	8.9%	4.9%	10.6%
Customer B	7.0%	9.1%	7.2%	11.3%
Customer C	15.2%	46.6%	17.6%	35.1%
Customer D	39.8%	− %	34.0%	− %

9.

Commitments and Contingencies – Please refer to Note 9 to our Consolidated Financial Statements included in our 2017 Form 10-K for a description of our commitments and contingencies. Effective April 1, 2018, we executed the First Addendum to our Lease Agreement for Intelligent Systems. The Addendum provides for the extension of the Lease Agreement for an additional three year term from April 1, 2018 through March 31, 2021 on the same terms and conditions as the original Lease Agreement. Effective June 1, 2018, we executed the Fifth Addendum to our Lease Agreement for CoreCard Software. The Addendum provides for the extension of the Lease Agreement for an additional three year term from June 1, 2018 through May 31, 2021 on the same terms and conditions as the original Lease Agreement. Accordingly, our future minimum lease payments for offices and data centers expiring through May 31, 2022 are as follows:

Year ended December 31, (in thousands)
2018 (July 1 – December 31)	$239
2019	478
2020	462
2021	242
2022	44
Total minimum lease payments	$1,465

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

There were no unrecognized tax benefits at June 30, 2018 and December 31, 2017. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Our results vary in part depending on the size and number of software licenses recognized as well the value and number of professional services contracts recognized in a particular period. As an example, for the three and six months ended June 30, 2018, we reported consolidated operating income, in part, due to revenue associated with professional services provided to both a new customer, with a potential long-term commitment, and to an existing global license customer for customizations of our base product offering as well as the recognition of a third license, in the first quarter of 2018, and the recognition of a license add-on tier, in the second quarter of 2018, for the same global license customer. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream with the second quarter of 2018 growing five percent over the first quarter of 2018. The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expenses is related to personnel, including approximately 360 employees located in India and Romania. In the fourth quarter of 2017, we opened a second office in India, located near Mumbai, to enable us to attract additional talent required for our software development and testing. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. In the latter part of December, 2017 and in the first quarter of 2018, we purchased additional hardware and software for a new customer in anticipation of a new contract. The customer has agreed to take title to and reimburse us for the equipment purchases as part of the contract. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and six month periods ended June 30, 2018 was $4,573,000 and $8,631,000, respectively, which represents increases of 48 percent and 80 percent compared to the respective periods in 2017.

●

Revenue from services was $4,508,000 and $8,471,000 in the three and six month periods, respectively, ended June 30, 2018 which represents an increase of 51 percent and 81 percent compared to the respective periods in 2017. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the second quarter and year-to-date periods of 2018 as compared to the same periods of 2017 with 85 percent and 80 percent, respectively, of the increase derived from professional services. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with software customizations for our license customer base as well as an increase in the number of license implementations maintained. Professional services generated more revenue due to an increase in the value of professional services contracts completed during the reporting periods in 2018 which was, in large part, a direct reflection of the customizations that required us to pull our R&D resources to complete required tasks in an expedited timeframe for a new customer. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $65,000 and $160,000 in the three and six month periods, respectively, ended June 30, 2018, compared to $90,000 in both comparable periods of 2017. We recognized two different license customers add-on tier license fees in the second quarter of 2018 compared to the recognition of the second license implementation for a global license customer in the second quarter of 2017. The third license implementation for the same global license customer was recognized in the first quarter of 2018. Monthly support fees previously bundled with the applicable license have been reclassified as service revenue as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers Topic 606.

Cost of Revenue – Total cost of revenue was 45 percent and 44 percent of total revenue, respectively, in the three and six month periods ended June 30, 2018 compared to 43 percent and 47 percent of total revenue in the corresponding periods of 2017.

●

Cost of service revenue as a percentage of total service revenue was 45 percent and 43 percent, respectively, in the three and six month ended June 30, 2018 compared to 42 percent and 46 percent in the respective periods in 2017. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. The changes in the customer mix and project complexity as well as changes, as a percentage of the whole, in the three cost of service revenue components identified, result in fluctuations, both upwards and downwards, in the cost of service revenue as a percentage of total service revenue quarter over quarter and year over year. We continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. As our processing customer base continues to increase, we are continuing to experience economies of scale in our processing environment. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

●

Cost of product revenue as a percent of product revenue was zero percent and 85 percent, respectfully, in the three and six month periods ended June 30, 2018, compared to 96 percent in both respective periods in 2017. In the quarter ended June 30, 2018, revenue included two add-on license tier upgrade components with no associated cost resulting in zero cost of product revenue for the quarter. For the six months ended June 30, 2018, the cost associated with the implementation of the license recognized in the first quarter of 2018 was greater than the related revenue. This is not an uncommon occurrence, as a customer’s contract profitability is recognized over the life of the contract. The future benefit of the contractual maintenance support services revenue will provide a steady revenue stream to services revenue. As such, the year-to-date cost of product revenue as a percent of product revenue is significantly greater than standalone second quarter of 2018. Similarly, the 2017 revenue for both the second quarter and year-to-date, included a license implementation with higher direct costs as we deployed extra resources to support the implementation phase.

Operating Expenses – In the three and six month periods ended June 30, 2018, total operating expenses from consolidated operations were 19 percent and five percent less than in the corresponding periods in 2018 primarily as the result of decreased research and development expenses. Research and development expenses were $333,000 (32 percent) and $167,000 (nine percent) less in 2018 as compared to 2017, primarily due to re-allocating R&D resources from our base product offering development efforts to customer related customizations reflected in cost of services. General and administrative expenses and marketing expenses remain relatively consistent, from a total cost standpoint, with the comparable periods in the prior year. Our client base increased in 2017 and continues to increase in 2018 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Other Income (Loss) – In the three and six months ended June 30, 2018, we recorded a loss of $189,000 and $117,000, respectively, compared to a loss of $59,000 and $26,000 for the comparable 2017 periods. Both 2018 periods are primarily comprised of the write-down of $250,000 on an investment, as described in more detail in Note 3 to the Consolidated Financial Statements, offset in part by income earned on our cash balances. The quarter and year-to-date loss for 2017 is mainly attributable to the write-down of $90,000 on an investment, as described in more detail ion Note 3 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Income Taxes – We recorded $70,000 in both the three and six month periods ended June 30, 2018 for state income tax expense.

Liquidity and Capital Resources

Our cash balance at June 30, 2018 was $10,643,000 compared to $14,024,000 at December 31, 2017. The principal use of cash during the period was the prepayment of approximately $2,530,000 (net of credits received) for processing equipment, software and related licenses. This prepayment was in addition to approximately $1,745,000 for comparable equipment purchased in the latter part of December 2017. The processing equipment purchases are in anticipation of a contract under negotiations. As the customer has agreed to take title and reimburse us for the equipment purchases, the prepayment is shown in “Other Current Assets” at June 30, 2018. In addition, we advanced $250,000 and $225,000 on two separate Promissory Note(s), we funded the final $250,000 on a Loan Agreement, and we advanced $235,000 on a Convertible Loan Agreement, all of which are described in more detail in Note 4 to the Consolidated Financial Statements.

During the six months ended June 30, 2018, we used $1,955,000 cash for operations. The most significant working capital change since December 31, 2017 was an increase in other current assets of $2,623,000, of which $2,530,000 relates to the aforementioned equipment and software purchases on behalf of a new customer and an increase in accounts receivable of $2,244,000, which is directly related to the increase in revenue year over year.

We used $515,000 cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office during 2018. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our CoreCard and FinTech business, although there can be no assurance that appropriate opportunities will arise.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2017. During the six month period ended June 30, 2018, there were no significant or material changes in the application of critical accounting policies, other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the related reclassifications as describe further in Notes 1 and 2 to the Consolidated Financial Statements, that would require an update to the information provided in the Form 10-K for 2017.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: August 8, 2018	By: /s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 8, 2018	By: /s/ Karen J. Reynolds
Karen J. Reynolds
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.