Form 10-Q
period 2018-09-30
INTELLIGENT SYSTEMS CORP
filed 2018-11-08
CIK 320340

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, 8,817,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

		Page
Part I	Financial Information

Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2018 and December 31, 2017	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017	5
	Notes to Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4	Controls and Procedures	15

Part II	Other Information

Item 6	Exhibits	15

Signatures		16

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$17,350	$14,024
Marketable securities	410	438
Accounts receivable, net	3,019	1,208
Notes and interest receivable, current portion	580	16
Other current assets	1,124	2,373
Total current assets	22,483	18,059
Investments	760	1,035
Notes and interest receivable, net of current portion	1,742	1,250
Property and equipment, at cost less accumulated depreciation	1,496	1,262
Other long-term assets	246	173
Total assets	$26,727	$21,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269	$321
Deferred revenue, current portion	923	853
Accrued payroll	1,319	595
Accrued expenses	71	98
Other current liabilities	749	408
Total current liabilities	3,331	2,275
Deferred revenue, net of current portion	67	51
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,797,988 and 8,777,988 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	88	88
Additional paid-in capital	14,955	14,877
Accumulated other comprehensive loss	(162)	(143)
Accumulated income	8,448	4,631
Total Intelligent Systems Corporation stockholders’ equity	23,329	19,453
Total liabilities and stockholders’ equity	$26,727	$21,779

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Services	$5,286	$1,851	$13,757	$6,543
Products	129	−	289	90
Total net revenue	5,415	1,851	14,046	6,633
Cost of revenue
Services	2,323	808	5,972	2,950
Products	−	−	136	87
Total cost of revenue	2,323	808	6,108	3,037
Expenses
Marketing	85	64	240	212
General and administrative	466	343	1,357	1,221
Research and development	805	1,132	2,467	2,961
Income (loss) from operations	1,736	(496)	3,874	(798)
Other income	245	1,868	128	1,842
Income before Income taxes	1,981	1,372	4,002	1,044
Income taxes	115	−	185	20
Net income	$1,866	$1,372	$3,817	$1,024
Earnings per share attributable to Intelligent Systems Corporation:
Basic	$0.21	$0.16	$0.43	$0.12
Diluted	$0.21	$0.15	$0.43	$0.12
Basic weighted average common shares outstanding	8,797,988	8,777,988	8,789,099	8,762,571
Diluted weighted average common shares outstanding	8,976,415	8,894,864	8,943,652	8,883,241

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$1,866	$1,372	$3,817	$1,024
Other comprehensive income:
Foreign currency translation adjustments	(11)	−	4	(14)
Unrealized gain on available-for-sale marketable securities	(11)	6	(23)	27
Total comprehensive income	$1,844	$1,378	$3,798	$1,037

The accompanying notes are an integral part of these consolidated financial statements.

 Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended Sept. 30,
CASH PROVIDED BY (USED FOR):	2018		2017

OPERATING ACTIVITIES:
Net income		$3,817	$1,024
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization		429	238
Stock-based compensation expense		44	39
Gain on sale of long-term investment		−	(1,838)
Non-cash investment expense		255	93
Non-cash interest income		(37)	−
Equity in loss of affiliate company		25	50
Changes in operating assets and liabilities:
Accounts receivable		(1,811)	(404)
Other current assets		1,249	142
Interest receivable		16	−
Other long-term assets		(73)	(58)
Accounts payable		(52)	(109)
Accrued payroll		724	77
Deferred revenue, current portion		70	(214)
Accrued expenses		(27)	56
Other current liabilities		341	(49)
Deferred revenue, net of current portion		16	(52)
Net cash provided by (used for) operating activities		4,986	(1,005)

INVESTING ACTIVITIES:
Purchases of property and equipment		(663)	(432)
Advances of notes receivable		(1,035)	(751)
Proceeds from sale of long-term investment		−	1,936
Purchase of long-term investment		−	(1,000)
Net cash used for investing activities		(1,698)	(247)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option		34	−
Net cash provided by financing activities		34	−
Effects of exchange rate changes on cash		4	(14)
Net increase (decrease) in cash		3,326	(1,266)
Cash at beginning of period		14,024	17,724
Cash at end of period		$17,350	$16,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$	−	$20

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.

Basis of Presentation – Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2018 and 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2017, as filed in our Annual Report on Form 10-K.

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

As a result of the implementation of Topic 606, certain revenue, and the associated cost of revenue, in the comparative periods, previously aggregated as product revenue has been reviewed and reclassified, based upon its performance obligations, from product revenue to service revenue. The impact to our fiscal quarters and the year ended December 31, 2017 was as follows:

	Three Months Ended								Twelve Months Ended
(in thousands)	Dec. 31, 2017		Sept. 30 2017		June 30, 2017		Mar. 31, 2017		Dec. 31, 2017
Revenue
Services		$166		$162		$159		$149	$636
Products		(166)		(162)		(159)		(149)	(636)
Total net revenue		−		−		−		−	−
Cost of Revenue
Services		62		51		50		46	209
Products		(62)		(51)		(50)		(46)	(209)
Total cost of revenue		−		−		−		−	−
Net Income	$	−	$	−	$	−	$	−	$ −

2.	New Accounting Standards –

Accounting Pronouncements Adopted:

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective approach. Because the Company's primary source of revenues is from monthly transaction processing services and software maintenance and support services which are recognized monthly as incurred, as well as professional services which are performance obligation based, the impact on its consolidated financial statements is not material. For the three and nine months ended September 30, 2017, the company restated approximately $17,000 and $123,000, respectively, in revenue and $4,000 and $24,000, respectively, in cost of revenue for a net $13,000 and $99,000, respectively, restatement to retained earnings.

Recent Accounting Pronouncements Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. As of September 30, 2018, the Company’s total lease commitments are approximately $1,346,000. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

3.

Investments – In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value of our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry. Given the investee’s limited funding to support its operation and sales and marketing efforts, we are not comfortable assigning a higher realizable value to our investment at this point and therefore believe an impairment charge is prudent and required. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard.

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

Additionally, on March 16, 2018, we advanced $250,000, on June 13, 2018, we advanced $225,000, and on September 25, 2018, we advanced $75,000 on three separate simple Promissory Notes to the aforementioned identity and professional services company. Each note bears interest at the rate of 6.0 percent annually with the maturity date six months from the date of funding the Note. On September 16, 2018, we extended the maturity date on the first of these Promissory Notes an additional six months to March 16, 2019.

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

5.

Stock-based Compensation – At September 30, 2018, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and nine month periods ended September 30, 2018 and 2017 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $18,000 and $12,000 of stock-based compensation expense for the three months ended September 30, 2018 and 2017, respectively, and $44,000 and $39,000 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there is $91,000 of unrecognized compensation cost related to stock options. No options were granted during the quarter ended September 30, 2018. During the nine months ended September 30, 2018, 20,000 options were exercised and 4,000 options expired unexercised. The following table summarizes options as of September 30, 2018:

	# of Shares	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2018	227,500	$2.47	4.9	$1,843,765
Vested and exercisable at September 30, 2018	199,000	$2.03	4.3	$1,700,110

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2017 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

Our marketable securities are available-for-sale investments and are classified within Level 1 of the valuation hierarchy.

The fair value of equity method and cost method investments has not been determined as it was impracticable to do so since the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense.

8.

Concentration of Revenue – The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and nine month periods ended September 30, 2018 and 2017. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer A	3.4%	15.4%	5.8%	10.1%
Customer B	3.8%	14.3%	4.5%	11.6%
Customer C	7.0%	13.1%	7.1%	11.8%
Customer D	17.0%	7.3%	17.4%	27.4%
Customer E	37.5%	−%	35.3%	−%

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

Year ended December 31, (in thousands)
2018 (October 1 – December 31)	$120
2019	478
2020	462
2021	242
2022	44
Total minimum lease payments	$1,346

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

There were no unrecognized tax benefits at September 30, 2018 and December 31, 2017. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2013.

11.	Shareholders' Equity –

Share Repurchase Program:

On November 6, 2018, the Board of Directors authorized a share repurchase program to purchase up to $5,000,000 of common stock. The program has no expiration date, but it may be suspended or discontinued at any time. We have not repurchased any shares under this program through November 8, 2018.

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

Our results vary in part depending on the size and number of software licenses recognized as well the value and number of professional services contracts recognized in a particular period. As an example, for the three and nine months ended September 30, 2018, we reported revenue greater than the previous year due, in part, to revenue associated with professional services provided to both a new license customer, with a long-term commitment, and to an existing global license customer for customizations of our base product offering as well as the recognition of license add-on tiers for multiple customers all of which positively impacted our consolidated results. We anticipate software license revenue from the aforementioned new license customer in future quarters. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investments we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream with the third quarter of 2018 growing 16 percent and 22 percent, respectively, over the second quarter and first quarter of 2018. The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expenses is related to personnel, including approximately 385 employees located in India and Romania. In the fourth quarter of 2017, we opened a second office near Mumbai, India, to enable us to attract additional talent required for our software development and testing. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. In the latter part of December 2017, and in the first quarter of 2018, we purchased additional hardware and software for a new customer in anticipation of a new contract, which was executed in October 2018. During the third quarter of 2018, the customer reimbursed us for the equipment purchases as part of a Bill of Sale executed in the third quarter. This reimbursement, along with cash provided from operating activities, strengthened our cash position further. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and nine month periods ended September 30, 2018 was $5,415,000 and $14,046,000, respectively, which represents increases of 193 percent and 112 percent compared to the respective periods in 2017.

●

Revenue from services was $5,286,000 and $13,757,000 in the three and nine month periods ended September 30, 2018, respectively, which represents an increase of 186 percent and 110 percent compared to the respective periods in 2017. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the third quarter and year-to-date periods of 2018 as compared to the same periods of 2017 with 88 percent and 84 percent, respectively, of the increase derived from professional services. This increase was due to an increase in the value of professional services contracts completed during the reporting periods in 2018 which was, in large part, a direct reflection of the customizations that required us to pull our R&D resources to complete required tasks in an expedited timeframe for a new customer. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with software customizations for our license customer base as well as an increase in the number of license implementations maintained. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs has proven longer than anticipated due to delays in third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $129,000 and $289,000 in the three and nine month periods ended September 30, 2018, respectively, compared to $0 and $90,000 in the comparable periods of 2017. We recognized two different license customers add-on tier license fees in the third quarter of 2018 with no comparable license recognition in the third quarter of 2017. Monthly support fees previously bundled with the applicable license have been reclassified as service revenue as a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers Topic 606.

Cost of Revenue – Total cost of revenue was 43 percent of total revenue in both the three and nine month periods ended September 30, 2018 compared to 44 percent and 46 percent of total revenue in the corresponding periods of 2017.

●

Cost of service revenue as a percentage of total service revenue was 44 percent and 43 percent in the three and nine month periods ended September 30, 2018, respectively, compared to 44 percent and 45 percent in the respective periods in 2017. Cost of service revenue includes three components: costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such services vary considerably depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. The changes in the customer mix and project complexity as well as changes, as a percentage of the whole, in the three cost of service revenue components identified, result in fluctuations, both upwards and downwards, in the cost of service revenue as a percentage of total service revenue quarter over quarter and year over year. We continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. As our processing customer base continues to increase, we anticipate we will experience economies of scale in our processing environment. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

●

Cost of product revenue as a percent of product revenue was zero percent and 47 percent in the three and nine month periods ended September 30, 2018, respectively, compared to zero and 96 percent in the respective periods in 2017. In the quarter ended September 30, 2018, revenue included three add-on license tier upgrade components with no associated cost resulting in zero cost of product revenue for the quarter. For the nine months ended September 30, 2018, the cost associated with the implementation of the license recognized in the first quarter of 2018 was greater than the related revenue. This is not an uncommon occurrence, as a customer’s contract profitability is recognized over the life of the contract. The future benefit of the contractual maintenance support services revenue will provide a steady revenue stream to services revenue. As such, the year-to-date cost of product revenue as a percent of product revenue is greater than standalone third quarter of 2018. Similarly, the 2017 year-to-date revenue, included a license implementation with higher direct costs as we deployed extra resources to support the implementation phase.

Operating Expenses – In the three and nine month periods ended September 30, 2018, total operating expenses from consolidated operations were 12 percent and eight percent less than in the corresponding periods in 2017 primarily as the result of decreased research and development expenses. Research and development expenses for the three and nine months ended September 30, 2018, were $327,000 (29 percent) and $494,000 (17 percent), respectively, less in 2018 as compared to 2017, primarily due to re-allocating R&D resources from our base product offering development efforts to customizations reflected in cost of revenue. General and administrative expenses increased $123,000 and $136,000 for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The quarterly and year-to-date increase is mainly due to higher professional fees associated with the review of a new customer contract executed in October. Marketing expenses remain relatively consistent, from a total cost standpoint, with the comparable periods in the prior year. Our client base increased in 2017 and continues to increase in 2018 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Other Income (Loss) – In the three and nine months ended September 30, 2018, we recorded other income of $245,000 and $128,000, respectively, compared to other income of $1,868,000 and $1,842,000 for the comparable 2017 periods. In the quarter ended September 30, 2018, we recorded $171,000 of one-time interest income related to finance charges on the sale of equipment purchased for a new license customer as well as recognizing income earned on our cash balances. The year-to-date 2018 period is inclusive of the write-down of $250,000 on an investment, as described in more detail in Note 3 to the Consolidated Financial Statements. The quarter and year-to-date other income for 2017 is primarily comprised of the gain of $1,466,000 on the sale of our investment in a privately-held technology company in the third quarter 2017, and the gain of $372,000 from funds held in escrow on an investment sale from 2015, both of which are described in more detail in Note 3 to the Consolidated Financial Statements.

Income Taxes – We recorded $115,000 and $185,000 in the three and nine month periods ended September 30, 2018, respectively, for state income tax expense.

Liquidity and Capital Resources

Our cash balance at September 30, 2018 was $17,350,000 compared to $14,024,000 at December 31, 2017. During the nine months ended September 30, 2018, we provided $4,986,000 of cash from operations compared to a use of cash of $1,005,000 for the comparable period in 2017. The principal source of cash during the period was driven by operating activities including higher net income and the receipt, net of equipment purchases, of approximately $1,745,000, plus associated finance carrying charges, for processing equipment, software and related licenses purchased on behalf of a new license customer. Such contract was executed, subsequent to the third quarter of 2018, in the form of a Software License and Support Agreement.

The principal uses of cash during the period were advances of $250,000, $225,000 and $75,000 on three separate Promissory Notes, the funding of the final $250,000 on a Loan Agreement, and the advance of $235,000 on a Convertible Loan Agreement, all of which are described in more detail in Note 4 to the Consolidated Financial Statements. We used $663,000 of cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office during 2018.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases for the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our CoreCard and FinTech business, although there can be no assurance that appropriate opportunities will arise. Additionally, we may use excess cash to repurchase shares under the program authorized by our Board of Directors on November 6, 2018, to repurchase up to $5,000,000 of common stock.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition, valuation of investments and accrued costs and expenses to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2017. During the nine month period ended September 30, 2018, there were no significant or material changes in the application of critical accounting policies, other than the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and the related reclassifications as describe further in Notes 1 and 2 to the Consolidated Financial Statements, that would require an update to the information provided in the Form 10-K for 2017.

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 8, 2018	By:	/s/ J. Leland Strange
J. Leland Strange Chief Executive Officer, President

Date: November 8, 2018	By:	/s/ Karen J. Reynolds
Karen J. Reynolds Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.