Form 10-K
period 2018-12-31
INTELLIGENT SYSTEMS CORP
filed 2019-03-13
CIK 320340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K.

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑      No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2018 was $38,641,089 (computed using the closing price of the common stock on June 30, 2018 as reported by the NYSE American).

As of February 28, 2019, 8,850,988 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2019 are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Form 10-K may contain forward-looking statements relating to Intelligent Systems Corporation (“ISC”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “may”, “will”, “anticipate”, “believe”, “intend”, “plan”, “estimate”, “expect”, ”strategy” and “likely”, and other similar expressions constitute forward-looking statements. Prospective investors and current shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. ISC undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results except as required by law.

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

We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our FinTech operations are conducted through our wholly owned CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. We also have two other wholly owned subsidiaries, CoreCard SRL in Romania and ISC Software in India, that perform software development and testing as well as processing operations support for CoreCard.

For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

CoreCard Software, Inc. – We conduct our business primarily through CoreCard. CoreCard SRL and ISC Software in Romania and India, respectively, perform software development, software testing, business analysis, operations and support for CoreCard but have not to date sold products or services directly to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and loan transactions. CoreCard utilizes the same core software solution in its processing operations as it sells to licensees, although licensees typically request a variety of customizations which may or may not deviate from the core software solution offering.

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

The CoreCard® proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:

●

Credit Cards/Loans – revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc. Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e. MasterCard or VISA) bank cards, fleet cards, short-term consumer loans and any other type of “system of record” accounts receivable.

●

Prepaid/Debit Cards – pre-loaded funds drawn down for purchase or cash withdrawal typically involving a variety of fees but no interest. Numerous examples exist including gift cards, loyalty/reward cards, health benefit cards, payroll and benefits disbursement, student aid disbursement, government assistance payments, corporate expense cards, transit cards and any other type of “system of record” stored value accounts.

The CoreCard® software solutions allow customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. The CoreCard® solutions are feature-rich, have web interfaces and contain financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on lower cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from lower overall costs since the solution provides scalability by adding additional servers as card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, documented APIs for easy integration to the backend functionality and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

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

●

License – CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for the customer’s unique requirements, at a customer controlled location. It usually requires substantial additional resources from CoreCard to customize or operate the licensed software and CoreCard is de-emphasizing the license option.

●

Processing Services – CoreCard offers processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer.

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit financing (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2019. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-18 SOC 1 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from the Discover, MasterCard, Star and Pulse networks and expects to complete current projects for circuits, connectivity and certification related to direct connection on Visa equipment in early 2019.

CoreCard added a significant new license customer in 2018, which represented 40% of our consolidated revenues for the twelve months ended December 31, 2018. We expect future professional services, maintenance, and license revenue from this customer in 2019 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer.

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

CoreCard’s principal target markets include consumer revolving credit portfolios, accounts receivable businesses, prepaid card issuers, retail and private-label issuers (large and small), small third-party processors, and small, mid-size and large financial institutions in the United States. It has customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard competes with several larger and more established software processors. Many of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers and processing customers a robust technology platform, lower overall cost per account fees, greater system flexibility, and more customer-driven marketing options. Probably even more importantly, the size and flexibility of CoreCard makes it possible to get to market more quickly with customized, flexible programs. Under our Processing Services option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard® software platform and modules include CoreENGINE™, CoreISSUE™, CoreFraud™, CoreCOLLECT™, CoreAPP™, CoreMONEY™ and CoreAcquire™. Using a proprietary, base transaction processing platform called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management. In addition, CoreCard configures and/or customizes its robust base modules with additional or specific functionality to meet each customer’s requirements. The company has developed and licensed such products to customers in the prepaid, fleet, private label, retail and credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully, particularly for the Processing Services business.

Historically, most of the company’s sales have resulted from prospects contacting CoreCard based on an online search. CoreCard typically sells its products directly to customers, often in competitive situations, with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users, number of accounts on the system, and the number of software modules licensed. We also derive service revenue from implementation, customization, and annual maintenance and support contracts for our licensed software. Processing customers pay an implementation and setup fee plus monthly service fees, primarily based on number of accounts, under a contract with a term of generally three or more years. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on contracts may lead to considerable fluctuation in revenue and profitability. There are often delays in implementation cycles, especially for processing customers, due to third party approvals or processes that are outside of CoreCard’s control and thus it is not possible to predict with certainty when we will be able to begin recognizing revenue on new contracts.

CoreCard’s licensed software products are used by its customers to manage and process various credit, debit and prepaid card programs and there are a number of federal and state regulations governing the issuance of and the processing of financial transactions associated with such cards. CoreCard’s customers are required to comply with such regulations and, to the extent that customers depend on their licensed CoreCard software to manage and process their card accounts, the CoreCard software features and functionality must allow customers to comply with the various governmental regulations. CoreCard continually evaluates applicable regulations and regularly upgrades and enhances its software to help its customers meet their obligations to comply with current and anticipated governmental regulations. As part of CoreCard’s processing business, CoreCard provides compliance-related services, including data and network security, customer identification screening and regular reporting, which enable its customers to be in compliance with applicable governmental regulations including but not limited to the Bank Secrecy Act and Anti-Money Laundering regulations with final responsibility for compliance resting with the customer. Depending on the extent of changes and new governmental regulations, CoreCard will regularly incur additional costs to modify its software and services to be compliant. CoreCard has no costs related to compliance with environmental laws.

Our business is not considered seasonal although the use of certain of our products may grow with higher end-of-year spending patterns and possibly cause a small revenue increase during this period.

Incubator Program

For more than twenty-five years, we have been associated with an incubator program (the Gwinnett Innovation Park) at our corporate facility in Norcross, a suburb of Atlanta, Georgia. In exchange for a monthly facility fee, incubator companies have access to office space, conference facilities, telecommunication and network infrastructure, business advice, and a network of peers. We view this program as a way to stay abreast of new business opportunities and trends which may benefit our company while simultaneously contributing to our local community in a positive way by supporting entrepreneurship and start-ups, with minimal financial outlay or management time. We believe our incubator program is the longest running privately-held program in the United States.

Non-consolidated Companies

We are primarily engaged in the FinTech industry through CoreCard’s operations; however, from time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so. Typically, these companies are privately held, early stage companies in technology-related fields. From time to time, we may increase our investment in a company or write down the value of an investment if we determine that it is impaired or there may be a liquidation event in which we participate. Typically, the timing and amounts of such events are not predictable. Please refer to Note 4 to our Consolidated Financial Statements for more information.

Research and Development

We spent $3.4 million and $4.4 million in the years ended December 31, 2018 and 2017, respectively, on company sponsored research and development. All of our consolidated research and development expense is related to our FinTech business. We maintain a workforce of approximately 400 employees in our offshore operations in India and Romania for software development and testing, as well as operations support for processing services. We continuously add new features and functionality to our financial technology software in response to market requirements and trends and expect to continue to do so.

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

Personnel

As of February 15, 2019, we had approximately 430 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, over 400 are involved in CoreCard’s software development, testing and operations, and 6 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 13 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 2.	PROPERTIES

We have a lease covering approximately 15,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed March 31, 2018 for a three year term. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our offshore subsidiaries; we lease approximately 4,700 square feet of additional office space in the same facility in Bhopal, India; and we lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We believe our facilities are adequate for the foreseeable future.

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

Year Ended December 31,	2018		2017
	High	Low	High	Low
1st Quarter	$5.15	$4.36	$4.75	$3.85
2nd Quarter	9.44	4.89	4.72	3.50
3rd Quarter	14.65	8.90	4.45	3.58
4th Quarter	14.40	9.40	4.60	3.77

We had 204 shareholders of record as of February 15, 2019. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during 2018.

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

Revenue Recognition – Product revenue consists of fees from software licenses. Service revenue consists of fees for processing services; professional services for software customization, consulting, and training; reimbursable expenses; and software maintenance and customer support.

Our software license arrangements generally fall into one of the following four categories:

●

an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter,

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

At contract inception, we assess the products and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a product or service (or bundle of products or services) that is distinct. If a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify our performance obligations, we consider all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We recognize revenue when or as we satisfy a performance obligation by transferring control of a product or service to a customer. Our revenue recognition policies for each of the situations described above are discussed below.

Our software licenses generally have significant stand-alone functionality to the customer upon delivery and are considered to be functional intellectual property. Additionally, the purpose in granting these software licenses to a customer is typically to provide the customer a right to use our intellectual property. Our software licenses are generally considered distinct performance obligations, and revenue allocated to the software license is typically recognized at a point in time upon delivery of the license. Initial implementation fees do not meet the criteria for separate accounting because the software usually requires significant modification or customization that is essential to its functionality. We recognize revenue related to implementations over the life of the customer once the implementation is complete.

We account for the PCS element contained in the initial contract based on relative standalone selling price, which is annual renewal fees for such services, and PCS is recognized ratably on a straight-line basis over the period specified in the contract as we generally satisfy these performance obligations evenly using a time-elapsed output method over the contract term given there is no discernible pattern of performance. Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. All of our software customers purchase software maintenance and support contracts and renew such contracts annually.

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

Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contract and generally do not include acceptance clauses or refund rights as may be included in the initial software contracts, as described above. Revenues from these services contracts, which are generally performed within a relatively short period of time, are recognized when the services are complete. These revenues generally re-occur as contracts are renewed. Payment terms for professional services may be based on an upfront fixed fee with the remainder due upon completion or on a time and materials basis.

For contracts for licensed software which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight-line basis over the estimated life of the contract as services revenue.

Revenues from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, number of accounts on the system, number of hours of services or computer resources used. For processing services which include an initial fee plus recurring monthly fees for services, we recognize the initial fees ratably on a straight-line basis over the estimated life of the contract as services revenue. The payment terms may include tiered pricing structures with the base tier representing a minimum monthly usage fee. For processing services revenues, we stand ready to provide continuous access to our processing platforms and perform an unspecified quantity of outsourced and transaction-processing services for a specified term or terms. Accordingly, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. We typically satisfy our processing services performance obligations over time as the services are provided.

Technology or service components from third parties are frequently embedded in or combined with our products or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the third party. We determine whether we are responsible for providing the actual product or service as a principal, or for arranging for the solution or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether we have control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that we consider in determining if we have control include whether we are primarily responsible for fulfilling the promise to provide the specified product or service to the customer, whether we have inventory risk and discretion in establishing the price the customer ultimately pays for the product or service. Depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers, we have arrangements where we are the principal and recognize the gross amount billed to the customer and other arrangements where we are the agent and recognize the net amount retained.

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

Valuation of Investments – We hold minority interests in non-publicly traded companies whose values are difficult to determine and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we conclude an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. In the second quarter of 2017, we recorded an impairment charge of $90,000 to reduce the carrying value of an investee company, a privately-held technology company in the FinTech industry. The investee closed on a Series A preferred stock financing resulting in substantial dilution to our investment. Subsequently, in the fourth quarter of 2017, the investee sold its intellectual property and is in process of winding down its operations. As a result, we recorded an additional impairment charge of $10,000 to fully write-down our minority ownership in the investee company. In the third quarter of 2017, we recorded a gain of $372,000, as funds held in escrow from a prior investee company sale were released. In the same quarter we sold shares in a tender offer for stock of one of our investee companies, a privately-held technology company in the Fintech industry, resulting in a gain of $1,466,000. In the second quarter of 2018, we recorded an impairment charge of $250,000 to reduce the carrying value of an investee company.

Executive Summary

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania and India, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

We provide technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and loan transactions. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to us, and professional services primarily for software customizations provided to both license and processing customers.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in our license revenue and associated professional services due to the addition of a large new customer in 2018. In total, this customer represented 40% of our consolidated revenues in 2018. We expect future professional services, maintenance, and license revenue from this customer in 2019 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 400 employees located in India and Romania. In the fourth quarter of 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. In the latter part of December 2017, we purchased additional hardware and software for our processing environment in anticipation of a contract then being negotiated with a potential customer, as noted above, that was signed in October 2018 and we believe will result in increased revenue over the next few years. We made additional related equipment purchases in early 2018. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. Additionally, in November 2018, our Board of Directors authorized a share repurchase program of $5 million. We did not make any share repurchases in 2018.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2018 was $20,100,000 which represents a 119 percent increase over 2017.

●

Revenue from products, which includes software license fees was $1,349,000 in 2018, compared to $90,000 in 2017, primarily due to revenues recognized in the fourth quarter related to a large new license customer, as discussed above.

●

Revenue from services was $18,751,000 in 2018, which represents a 106 percent increase from 2017 revenue of $9,089,000. The increase is primarily due to higher professional services revenue from a large new customer in 2018, as discussed above, and higher professional services revenue from existing customers. Additionally, revenue from transaction processing services and maintenance support services were higher in 2018 as compared to 2017. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with an increase in our license customer base. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is not possible to accurately predict the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 42 percent of total revenue for the twelve months ended December 31, 2018, compared to 49 percent for the twelve months ended December 31, 2017. The decrease in cost of revenue as a percentage of revenue is primarily driven by increased product sales with low associated costs, increased professional services rates for some customers and decreased reliance on higher cost third party contractors to supplement our own development team. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2018, total operating expenses from consolidated operations were lower than in the corresponding period in 2017 primarily as the result of decreased research and development expenses. Research and development expenses were $3,353,000 in 2018 compared to $4,367,000 in 2017, primarily due to re-allocating R&D resources from our base product offering development efforts to customizations reflected in cost of revenue. In addition, we expanded our hiring capabilities of technical resources by opening a second office located near Mumbai, India. General and administrative expenses were higher in 2018 than in 2017, due to higher legal professional fees associated with the review of a new customer contract executed in October. Marketing expenses remain relatively consistent, from a total cost standpoint, compared to the prior year. Our client base increased in 2018 and 2017 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In 2018, we recorded $363,000 of investment losses, which was comprised of a $250,000 impairment loss on our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry, and $113,000 of unrealized losses on marketable securities. In 2017, we recorded $1,738,000 of investment income, which was comprised of a gain of $1,466,000 on the sale of our investment in a privately-held technology company in the third quarter of 2017, and the gain of $372,000 on a final payment after the escrow period on a prior minority investment sale, as described in more detail in Note 4 to the Consolidated Financial Statements. This was offset in part by an impairment charge of $100,000 in 2017 to write down the carrying value of another investee company, as explained in more detail in Note 4 to the Consolidated Financial Statements.

Other Income, net – Other income, net was $469,000 in 2018 and $166,000 in 2017. The increase results from one-time interest income of $171,000 related to finance charges on the sale of equipment purchased for a new license customer as well as higher interest rates on higher cash balances.

Income Taxes – We recorded $284,000 in 2018 for state income tax expense, offset by a deferred tax benefit of $280,000 for net tax expense of $4,000. The deferred tax benefit primarily relates to the release of a valuation allowance on our deferred tax assets due to utilization of operating loss carryforwards and expected future profitability. We expect our future effective tax rate to be within the range of 25-27%.

Liquidity and Capital Resources

Our cash balance at December 31, 2018 was $18,919,000 compared to $14,024,000 at December 31, 2017. During the year ended December 31, 2018, cash provided by operations was $6,656,000 compared to cash used in operations of $2,467,000 for the year ended December 31, 2017. The increase is primarily due to higher operating income and the receipt, net of equipment purchases, of approximately $1,745,000, plus associated finance carrying charges, for processing equipment, software and related licenses purchased in 2018 and 2017 on behalf of a new license customer. These increases were partially offset by higher net working capital balances, primarily higher accounts receivable.

We advanced $1,035,000 on various Promissory Notes, as described in more detail in Note 6 to the Consolidated Financial Statements. We used $865,000 of cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office during 2018.

Although we paid a special cash dividend to shareholders in 2016, we do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 4 and 6, although there can be no assurance that appropriate opportunities will arise. Additionally, in November 2018, our Board of Directors authorized a share repurchase program of $5 million. We did not make any share repurchases in 2018.

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

●	Increased federal and state regulations and reluctance by financial institutions to act as sponsor banks for prospective customers could result in losses and additional cash requirements.
●

In 2018, we added a large new license customer that represented 40% of our consolidated revenues for the twelve months ended December 31, 2018. Failure to meet our responsibilities under the related contract could result in breach of contract and loss of the customer and related future revenues.

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

●	Software errors or poor quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
●	We could fail to expand our base of customers as quickly as anticipated, resulting in lower revenue and profits and increased cash needs.
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

●	Delays in anticipated customer payments for any reason would increase our cash requirements and could adversely impact our profits.
●

Competitive pressures (including pricing, changes in customer requirements and preferences, and competitor product offerings) may cause prospective customers to choose an alternative product solution, resulting in lower revenue and profits (or losses).

●	Our future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
●	Other general economic and political conditions could cause customers to delay or cancel purchases.

Recent Accounting Pronouncements – Refer to Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS

The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 8 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2018, the company’s internal control over financial reporting is effective based on those criteria.

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

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as director and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	199,500	$2.38	805,000
Equity compensation plans not approved by security holders	8,000	$0.94	--
Total	207,500	$2.33	805,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2018 and 2017, 12,000 options and 17,000 options were granted in each year, respectively, under the 2011 Director Plan, and 4,000 options and 12,000 options, respectively, expired unexercised. In 2018, under the Directors Plans, 20,000 options were exercised and 4,000 options were canceled. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003 and the 2003 Plan expired in 2013. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. In 2015, shareholders approved the Intelligent Systems Corporation Stock Incentive Plan (the “2015 Plan”) that provides for the issuance of up to 750,000 shares of common stock to employees and key consultants and advisors. No grants were made in 2018 under the 2015 Plan. In 2018, 20,000 options were exercised under the 2015 Plan. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $210,000 in both years ending December 31, 2018 and 2017.

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

We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Matthew A. White, Secretary, Intelligent Systems Corporation, 4355 Shackleford Road, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.

2.1	Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015.)

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 18, 2010. (Incorporated by reference to Exhibit 3(i) of the Registrant’s Form 10-K for the year ended December 31, 2009.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 7, 2007.)

10.1	Lease Agreement dated April 1, 2015, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.3	Management Compensation Plans and Arrangements:
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: March 13, 2019	By: /s/ J. Leland Strange
J. Leland Strange Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2019

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2019

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 13, 2019

/s/ Philip H. Moise Philip H. Moise	Director	March 13, 2019

/s/ Parker H. Petit Parker H. Petit	Director	March 13, 2019

INTELLIGENT SYSTEMS CORPORATION

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Financial Statements:

Nichols, Cauley & Associates, LLC

3550 Engineering Drive, Suite 250

Peachtree Corners, Georgia 30092

404-214-1301 FAX 404-214-1302

atlanta@nicholscauley.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Intelligent Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 13, 2019

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2018	2017
ASSETS
Current assets:
Cash	$18,919	$14,024
Marketable securities	349	438
Accounts receivable, net	3,731	1,208
Notes and interest receivable, current portion	581	16
Other current assets	1,202	2,373
Total current assets	24,782	18,059
Investments	760	1,035
Notes and interest receivable, net of current portion	1,745	1,250
Property and equipment, at cost less accumulated depreciation	1,513	1,262
Other long-term assets	504	173
Total assets	$29,304	$21,779

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272	$321
Deferred revenue, current portion	781	853
Accrued payroll	1,145	595
Accrued expenses	71	98
Income tax payable	284	--
Other current liabilities	719	408
Total current liabilities	3,272	2,275
Deferred revenue, net of current portion	111	51
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, and 8,817,988 and 8,777,988 issued and outstanding at December 31, 2018 and 2017, respectively	88	88
Additional paid-in capital	15,050	14,877
Accumulated other comprehensive loss	(92)	(143)
Accumulated income	10,875	4,631
Total stockholders’ equity	25,921	19,453
Total liabilities and stockholders’ equity	$29,304	$21,779

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2018	2017
Revenue
Products	$1,349	$90
Services	18,751	9,089
Total net revenue	20,100	9,179
Cost of revenue
Products	136	87
Services	8,388	4,384
Total cost of revenue	8,524	4,471
Expenses
Marketing	255	255
General and administrative	1,826	1,588
Research and development	3,353	4,367
Income (loss) from operations	6,142	(1,502)
Investment (loss) income	(363)	1,738
Other income, net	469	166
Income before income taxes	6,248	402
Income taxes	4	28
Net income attributable to Intelligent Systems Corporation	$6,244	$374
Earnings per share attributable to Intelligent Systems Corporation:
Basic	$0.71	$0.04
Diluted	$0.70	$0.04
Basic weighted average common shares outstanding	8,796,321	8,766,425
Diluted weighted average common shares outstanding	8,948,518	8,881,814

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2018	2017
Net income	$6,244	$374
Other comprehensive income (loss):
Foreign currency translation adjustments	28	(25)
Unrealized gain/loss on available-for-sale marketable securities	23	23
Comprehensive income attributable to Intelligent Systems Corporation	$6,295	$372

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Year Ended December 31,
STOCKHOLDERS’ EQUITY	2018	2017
Intelligent Systems Corporation stockholders’ equity:
Common stock, number of shares, beginning of year	8,777,988	8,743,299
Stock option exercised	40,000	60,000
Stock repurchased during year	--	(25,311)
End of year	8,817,988	8,777,988
Common stock, amount, beginning of year	$88	$87
Stock option exercised	--	1
End of year	88	88
Additional paid-in capital, beginning of year	14,877	17,864
Dividends paid	--	--
Minority holdings acquired	--	(3,038)
Stock option exercised	111	(1)
Stock compensation expense	62	52
End of year	15,050	14,877
Accumulated other comprehensive loss, beginning of year	(143)	(163)
Minority holdings acquired	--	22
Foreign currency translation adjustment	28	(25)
Unrealized gain/loss on marketable securities	23	23
End of year	(92)	(143)
Accumulated earnings, beginning of year	4,631	4,257
Net income	6,244	374
End of year	10,875	4,631
Total Intelligent Systems Corporation stockholders’ equity	25,921	19,453
Noncontrolling interest, beginning of year	--	(3,016)
Minority holdings acquired	--	3,016
Net loss	--	--
End of year	--	--
Total stockholders’ equity	$25,921	$19,453

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$6,244	$374
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	614	330
Stock-based compensation expense	62	52
Gain on sale of long-term investment	--	(1,838)
Deferred taxes	(280)	--
Non-cash investment expense	363	103
Non-cash interest income	(59)	(16)
Equity in loss of affiliate company	25	39
Loss on disposal of property and equipment	--	2
Changes in operating assets and liabilities:
Accounts receivable, net	(2,523)	121
Other current assets	1,171	(1,237)
Interest receivable	33	--
Other long term assets	(51)	(72)
Accounts payable	(49)	20
Accrued payroll	550	80
Deferred revenue, current portion	(72)	(498)
Accrued expenses	(27)	55
Other current liabilities	595	70
Deferred revenue, net of current portion	60	(34)
Other long-term liabilities	--	(18)
Net cash provided by (used in) operating activities	6,656	(2,467)

INVESTING ACTIVITIES:
Purchases of property and equipment	(865)	(894)
Advances on note and interest receivable	(1,035)	(1,250)
Purchase of long-term investment	--	(1,000)
Proceeds from sale of long-term investments	--	1,936
Net cash used for investing activities	(1,900)	(1,208)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	111	--
Net cash provided by financing activities	111	--
Effects of exchange rate changes on cash	28	(25)
Net increase (decrease) in cash	4,895	(3,700)
Cash at beginning of year	14,024	17,724
Cash at end of year	$18,919	$14,024
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$28

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2018 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5 for additional information.

Marketable Securities – Our marketable securities are stated at fair value and primarily consist of investments in exchange traded funds comprised of dividend paying companies. The fair value of the marketable securities is $349,000 at December 31, 2018; an unrealized loss of $113,000 is included in other income, net due to the adoption of new accounting guidance during 2018 as discussed below. The fair value of the marketable securities was $438,000 at December 31, 2017; an unrealized gain of $23,000 was included in other comprehensive loss.

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

Classification	Useful life in years
Machinery and equipment	3	-	5
Furniture and fixtures	5	-	7
Building		39

The cost of each major class of property and equipment at December 31, 2018 and 2017 is as follows:

(in thousands)	2018	2017
Machinery and equipment	$3,321	$2,519
Furniture and fixtures	194	153
Building	313	308
Subtotal	3,828	2,980
Accumulated depreciation	(2,315)	(1,718)
Property and equipment, net	$1,513	$1,262

Depreciation expense for continuing operations was $614,000 and $330,000 in 2018 and 2017, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Investments – For entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control, we account for investments in privately-held companies under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to investments is to record an impairment charge when we conclude that an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. During the year ended December 31, 2018, we recognized an impairment loss of $250,000 on our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry. During the year ended December 31, 2017, we recognized $1,738,000 of investment income, net, principally related to a gain of $1,466,000 on the sale of shares in a tender offer for stock of one our investee companies, a privately-held technology company in the FinTech industry, and a gain of $372,000 on a final payment after the escrow period on the sale of one of our prior investee companies. This was offset, to a lesser degree, by a $100,000 write-down on a cost method investment. At December 31, 2018 and 2017, the aggregate value of investments was $760,000 and $1,035,000, respectively.

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

Our marketable securities investments are classified within level 1 of the valuation hierarchy.

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

Our software license arrangements generally fall into one of the following four categories:

●

an initial contract with the customer to license certain software modules, to provide services to get the customer live on the software (such as training and customization) and to provide post contract support (“PCS”) for a specified period of time thereafter,

●	purchase of additional licenses for new modules or for tier upgrades for a higher volume of licensed accounts,
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

At contract inception, we assess the products and services promised in our contracts with customers and identify a performance obligation for each promise to transfer to the customer a product or service (or bundle of products or services) that is distinct. A performance obligation is distinct if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify our performance obligations, we consider all of the products or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. We recognize revenue when or as we satisfy a performance obligation by transferring control of a product or service to a customer. Our revenue recognition policies for each of the situations described above are discussed below.

Our software licenses generally have significant stand-alone functionality to the customer upon delivery and are considered to be functional intellectual property. Additionally, the purpose in granting these software licenses to a customer is typically to provide the customer a right to use our intellectual property. Our software licenses are generally considered distinct performance obligations, and revenue allocated to the software license is typically recognized at a point in time upon delivery of the license. Initial implementation fees do not meet the criteria for separate accounting because the software usually requires significant modification or customization that is essential to its functionality. We recognize revenue related to implementations over the life of the customer once the implementation is complete.

We account for the PCS element contained in the initial contract based on relative standalone selling price, which is annual renewal fees for such services, and PCS is recognized ratably on a straight-line basis over the period specified in the contract as we generally satisfy these performance obligations evenly using a time-elapsed output method over the contract term given there is no discernible pattern of performance. Upon renewal of the PCS contract by the customer, we recognize revenues ratably on a straight-line basis over the period specified in the PCS contract. All of our software customers purchase software maintenance and support contracts and renew such contracts annually.

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

Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contract and generally do not include acceptance clauses or refund rights as may be included in the initial software contracts, as described above. Revenues from these services contracts, which are generally performed within a relatively short period of time, are recognized when the services are complete or in some cases as the services are provided. These revenues generally re-occur as contracts are renewed. Payment terms for professional services may be based on an upfront fixed fee with the remainder due upon completion or on a time and materials basis.

For contracts for licensed software which include an initial fee plus recurring monthly fees for software usage, maintenance and support, we recognize the total fees ratably on a straight-line basis over the estimated life of the contract as services revenue.

Revenues from processing services are typically volume- or activity-based depending on factors such as the number of accounts processed, number of accounts on the system, number of hours of services or computer resources used. For processing services which include an initial fee plus recurring monthly fees for services, we recognize the initial fees ratably on a straight-line basis over the estimated life of the contract as services revenue. The payment terms may include tiered pricing structures with the base tier representing a minimum monthly usage fee. For processing services revenues, we stand ready to provide continuous access to our processing platforms and perform an unspecified quantity of outsourced and transaction-processing services for a specified term or terms. Accordingly, processing services are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. We typically satisfy our processing services performance obligations over time as the services are provided.

Technology or service components from third parties are frequently embedded in or combined with our products or service offerings. We are often responsible for billing the client in these arrangements and transmitting the applicable fees to the third party. We determine whether we are responsible for providing the actual product or service as a principal, or for arranging for the solution or service to be provided by the third party as an agent. Judgment is applied to determine whether we are the principal or the agent by evaluating whether we have control of the product or service prior to it being transferred to the customer. The principal versus agent assessment is performed at the performance obligation level. Indicators that we consider in determining if we have control include whether we are primarily responsible for fulfilling the promise to provide the specified product or service to the customer, whether we have inventory risk and discretion in establishing the price the customer ultimately pays for the product or service. Depending upon the level of our contractual responsibilities and obligations for delivering solutions to end customers, we have arrangements where we are the principal and recognize the gross amount billed to the customer and other arrangements where we are the agent and recognize the net amount retained.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2018 and 2017 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $62,000 and $52,000 of stock-based compensation expense for the years ended December 31, 2018 and 2017, respectively.

A total of 12,000 options and 17,000 options were granted in the years ended December 31, 2018 and 2017, respectively, pursuant to the 2011 Non-employee Directors Stock Option Plan. The fair value of each option granted in 2018 and 2017 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2018	2017
Risk free interest rate	1.91%	0.98%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	52%	52%

Under these assumptions, the weighted average fair value of options granted in 2018 and 2017 was $4.86 and $2.34 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2018 related to unvested options was $73,000 and is expected to be recognized in 2019 and 2020.

Income Taxes – We account for income taxes under the liability method. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities. We assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred tax assets. We record a valuation allowance, as necessary, to reduce our deferred tax assets to the amount of future tax benefit that we estimate is more likely than not to be realized.

We record tax benefits for positions that we believe are more likely than not of being sustained under audit examinations. We assess the potential outcome of such examinations to determine the adequacy of our income tax accruals. We recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes on our Consolidated Statements of Operations. We adjust our income tax provision during the period in which we determine that the actual results of the examinations may differ from our estimates or when statutory terms expire. Changes in tax laws and rates are reflected in our income tax provision in the period in which they occur.

Comprehensive Income (Loss) – Comprehensive income (loss) represents net income adjusted for the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. These items are accumulated over time as “accumulated other comprehensive loss” on the Consolidated Balance Sheet and consist primarily of net earnings/loss and foreign currency translation adjustments associated with foreign operations that use the local currency as their functional currency.

Accounting Pronouncements Adopted

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the full retrospective approach. Because the Company’s primary source of revenues is from monthly transaction processing services and software maintenance and support services which are recognized monthly as incurred, as well as professional services which are performance obligation based, the impact on its consolidated financial statements is not material. For the twelve months ended December 31, 2017, the Company restated approximately $123,000 in revenue and $24,000 in cost of revenue for a net $99,000 restatement to retained earnings. Additionally, we reclassified $636,000 of products revenue to service revenue and $209,000 of related cost of revenue from products cost of revenue to services cost of revenue based upon the associated performance obligations. The impact to the year ended December 31, 2017 was as follows:

(in thousands)	Dec. 31, 2017
Revenue
Services	$636
Products	(759)
Total net revenue	(123)
Cost of Revenue
Services	209
Products	(233)
Total cost of revenue	(24)
Net Income (loss)	$(99)

Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. The adoption of ASU 2016-01 increases the volatility of our other income (expense), net, as a result of the unrealized gain or loss from the remeasurement of our equity securities. For more information on our cost method investments, see Note 3, which we have concluded do not have a readily determinable fair value. We have elected to use the measurement alternative for our non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment.

Recent Accounting Pronouncements Not Yet Adopted:

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) related to the accounting for leases. This pronouncement requires lessees to record most leases on their balance sheet, while expense recognition on the income statement remains similar to current lease accounting guidance. The guidance also eliminates real estate-specific provisions and modifies certain aspects of lessor accounting. Under the new guidance, lease classification as either a finance lease or an operating lease will determine how lease-related revenue and expense are recognized. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. As of December 31, 2018, the Company’s total lease commitments are approximately $1,400,000. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

2.	OPTION AGREEMENT

On March 20, 2012, Intelligent Systems Corporation entered into an Option Agreement (the “Option Agreement”) with Central National Bank, a national banking association (“CNB”) granting to CNB the option to acquire from ISC five percent of ISC’s equity ownership in CoreCard at an exercise price of one million dollars. The option expired, unexercised, on December 31, 2017. We entered into the Option Agreement in recognition of CNB’s cooperation and contribution to building CoreCard’s card processing business. During the year ended December 31, 2012, we recorded an expense of $18,000 in the marketing category and carried a long-term liability of $18,000 to recognize the financial impact of the Option Agreement. Upon expiration of the option at December 31, 2017, the liability of $18,000 was reversed as income in the marketing category and the liability recorded at December 31, 2017 is $0.

3.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2018 and 2017:

Year ended December 31, (in thousands)	2018	2017
License	$1,349	$90
Professional services	11,041	3,509
Processing and maintenance	6,394	5,082
Third party	1,316	498
Total	$20,100	$9,179

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2018 and 2017 are as follows:

Year ended December 31, (in thousands)	2018	2017
European Union	$2,745	$2,535
United States	17,355	6,644
Total	$20,100	$9,179

4.	INVESTMENTS

At December 31, 2018 and 2017, our ownership interest in NKD Enterprises, LLC was 25.5 percent. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments and was $0 as of December 31, 2018 due to losses incurred to date.

	Carrying Value
At December 31, (in thousands)	2018	2017
NKD Enterprises, LLC	$--	$25

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

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard.

In the quarter ended June 30, 2017, we recorded an impairment charge of $90,000 to reduce the carrying value of our minority equity ownership in an investee company, a privately-held technology company in the FinTech industry. During the quarter ended June 30, 2017, the investee closed on a Series A preferred stock financing with higher preference to our Series Seed preferred stock which resulted in substantial dilution to our investment. Subsequently, in the quarter ended December 31, 2017, the investee sold its intellectual property and is winding down its operations. As such, we recorded an additional impairment charge of $10,000 to fully write-down our minority equity ownership in the investee company to zero. Given the operational and contractual wind-down costs of the investee coupled with the Series A preferred stock preference to our Series Seed preferred stock, we concluded that a full write-down was warranted. CoreCard remains in an ongoing contractual business relationship with the company through the wind-down period pursuant to a Processing Agreement and anticipates receiving liquidated damages as contractually allowed per the Processing Agreement. CoreCard has recognized processing services revenue from the investee company greater than our investment.

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

5.	ACCOUNTS RECEIVABLE and customer concentrations

At December 31, 2018 and 2017, our allowance for doubtful accounts was $0. There were no charges against the allowance for doubtful accounts were in 2018 or 2017.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2018	2017	2018	2017
Customer A	4.9%	9.3%	4.8%	15.2%
Customer B	13.2%	26.6%	13.9%	25.8%
Customer C	7.2%	11.9%	4.0%	9.0%
Customer D	3.8%	11.3%	0.1%	7.6%
Customer E	40.1%	--%	52.6%	--%

6.	NOTES RECEIVABLE

On September 18, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 and have advanced $1,500,000 and $1,250,000 as of December 31, 2018 and 2017, respectively. The loan bears interest at the rate of 6.0 percent annually with the maturity date for each Promissory Note on the fourth anniversary of funding of such Promissory Note, extendable by one additional year at the borrower’s election. We are entitled to purchase, at a nominal price, certain Warrant Units in conjunction with each advance. In addition, during 2018, we advanced an additional $550,000, on three separate simple Promissory Note(s) each bearing interest at the rate of 6.0 percent annually with the maturity date six months from the date of funding the Note. During the third and fourth quarter of 2018, we extended the maturity date by six months on a $250,000 loan and $225,000 loan.

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

7.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)
	2018	2017
Current	$284	$28
Deferred	(280)	--
Total	$4	$28

Following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2018	2017
Statutory rate	21%	35%
Change in valuation allowance	(21%)	(29%)
Effective rate	--%	6%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2018	2017
Deferred tax assets:
Federal, state and foreign loss carryforwards	$--	$794
Deferred revenue	23	11
Federal and state tax credits	294	757
Other	438	402
Total deferred tax asset	755	1,964
Less valuation allowance	(475)	(1,964)
Net deferred tax asset	$280	$--

Federal and state tax credits of $294,000 included in the above table expire at various dates between 2033 and 2035.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017, which, among other provisions, decreases the maximum federal corporate income tax rate from 35% to 21% beginning January 1, 2018. ASC 740, Income Taxes, requires all deferred tax liabilities and assets to be adjusted for the effect of a change in tax rates by including such effect in income from continuing operations in the reporting period that includes the enactment date. In accordance with this guidance, the Company included a charge to tax expense to decrease the deferred tax asset for the year ended December 31, 2017 of approximately $805,000 related to the decrease in the federal corporate income tax rate for future periods. This charge was offset with a change in the valuation allowance recorded related to deferred taxes.

We had a deferred tax asset of approximately $0.8 million and $2.0 million at December 31, 2018 and December 31, 2017, respectively. The deferred tax asset has been offset by a valuation allowance in 2018 and 2017 of $0.5 million and $2.0 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. Due to utilization of net operating loss carryforwards and expected future profitability, we concluded that a valuation allowance was no longer needed on certain components of our deferred tax assets. However, we have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2018 and 2017. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions.

8.	COMMITMENTS AND CONTINGENCIES

Leases – We have noncancellable operating leases for offices and data centers expiring at various dates through June 2022. Future minimum lease payments are as follows:

Year ended December 31, (in thousands)
2019	$552
2020	500
2021	284
2022	64
Total minimum lease payments	$1,400

The above future minimum lease payments include a total of $484,000 payable to a related party. See Note 12 for further discussion.

The above future minimum lease payments include $199,000 for operating leases for our offshore subsidiaries located in Bhopal, India and Mumbai, India. The rental expense for these facilities is classified as Research and Development expense as the facilities are utilized to house the software development and testing activities of our offshore subsidiaries, and as such, are not included in rental expense in general and administrative expenses.

Rental expense for leased facilities related to domestic operations amounted to $382,000 and $383,000 in the years ended December 31, 2018 and 2017, respectively.

Legal Matters – There are no pending or threatened legal proceedings. However, in the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. We accrue for unpaid legal fees for services performed to date.

9.	POST-RETIREMENT BENEFITS

Effective January 1, 1992, we adopted the Outside Directors’ Retirement Plan which provides that each non-employee director, upon resignation from the Board of Directors after reaching the age of 65, will receive a cash payment equal to $5,000 for each full year of service as a director of the Company (and its predecessors and successors) up to $50,000. The plan was terminated in 2011. At December 31, 2018 and 2017, we have accrued $50,000, which is included in other current liabilities in the Consolidated Balance Sheets, for future payments that were earned under the plan before it was terminated.

10.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $38,000 and $37,000 in 2018 and 2017, respectively.

11.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $210,000 to ISC Properties, LLC in both years ended December 31, 2018 and 2017. We have determined that ISC Properties, LLC is not a variable interest entity.

12.	STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 197,500 options ungranted. In the year ended December 31, 2017, 60,000 options were exercised under the 2003 Plan. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultant and advisors. In 2018, 20,000 shares were exercised under the 2015 Plan. No grants were made in 2018 or 2017 under the 2015 Plan.

In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. In the year ended December 31, 2018, 12,000 options were granted to non-employee members of our board of directors at the 2018 Annual Meeting pursuant to the 2011 Directors Plan. Additionally, in 2018, 12,000 shares were exercised under the Directors Plan and 8,000 shares were exercised under the 2011 Directors Plan.

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. As of December 31, 2018, a total of 1,314,500 options under all plans have been granted, 840,320 have been exercised, 266,680 have been cancelled, 179,000 are fully vested and exercisable and 28,500 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2018, there was $73,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a period of 1.5 years.

Stock option activity during the years ended December 31, 2018 and 2017 was as follows:

	2018			2017
Options outstanding at January 1			243,500			304,500
Options cancelled			(8,000)			(18,000)
Options exercised			(40,000)			(60,000)
Options granted			12,000			17,000
Options outstanding at December 31			207,500			243,500

Options available for grant at December 31			805,000			817,000

Options exercisable at December 31			179,000			206,500

Exercise price ranges per share:
Granted			$7.80			$3.86
Exercised	$0.69	-	$3.89	$1.52	-	$1.72
Outstanding	$0.69	-	$7.80	$0.69	-	$3.89

Weighted average exercise price per share:
Granted			$7.80			$3.86
Exercised			$2.79			$1.63
Outstanding at December 31			$2.33			$2.17
Exercisable at December 31			$1.82			$1.87

The following tables summarize information about the stock options outstanding under the company’s option plans as of
December 31, 2018.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$1.72	150,500	3.0	$1.53	$1,714,670
$2.97	-	$7.80	57,000	7.9	$4.44	$483,120
$0.69	-	$7.80	207,500	4.4	$2.33	$2,197,790

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (in yrs)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$0.69	-	$1.72	150,500	3.0	$1.53	$1,714,670
$2.97	-	$7.80	28,500	7.3	$3.36	$272,490
$0.69	-	$7.80	179,000	3.7	$1.82	$1,987,160

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

13.	FOREIGN OPERATIONS

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $175,000 and $176,000 at December 31, 2018 and 2017, respectively, substantially all long-lived assets are in the United States.

At December 31, 2018 and 2017, continuing operations of foreign subsidiaries had assets of $1,094,000 and $589,000, respectively, and total liabilities of $711,000 and $675,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

14.	INDUSTRY SEGMENTS

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

15.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to Intelligent Systems Corporation (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data)	2018	2017
Basic
Net income attributable to Intelligent Systems Corporation	$6,244	$374
Weighted average common shares outstanding	8,796	8,766
Earnings per share	$0.71	$0.04

Diluted
Net income (loss) attributable to Intelligent Systems Corporation	$6,244	$374
Weighted average common shares outstanding	8,796	8,766
Effect of dilutive potential common shares: stock options	152	116
Total	8,948	8,882
Earnings per share	$0.70	$0.04

At December 31, 2018 and 2017, respectively, there were 152,000 and 116,000 dilutive stock options exercisable.