Form 10-Q
period 2019-03-31
INTELLIGENT SYSTEMS CORP
filed 2019-05-03
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value for the Class	INS	NYSE American

As of April 30, 2019, 8,850,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I     FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$22,071	$18,919
Marketable securities	379	349
Accounts receivable, net	3,689	3,731
Notes and interest receivable, current portion	‒	581
Other current assets	1,092	1,202
Total current assets	27,231	24,782
Investments	760	760
Notes and interest receivable, net of current portion	2,861	1,745
Property and equipment, at cost less accumulated depreciation	1,445	1,513
Other long-term assets	1,637	504
Total assets	$33,934	$29,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$272	$272
Deferred revenue, current portion	905	781
Accrued payroll	1,285	1,145
Accrued expenses	127	71
Income tax payable	943	284
Other current liabilities	1,582	719
Total current liabilities	5,114	3,272
Noncurrent liabilities:
Deferred revenue, net of current portion	74	111
Long-term lease obligation	670	‒
Total noncurrent liabilities	744	111
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,850,988 and 8,817,988 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	89	88
Additional paid-in capital	15,133	15,050
Accumulated other comprehensive loss	(93)	(92)
Accumulated income	12,947	10,875
Total Intelligent Systems Corporation stockholders’ equity	28,076	25,921
Total liabilities and stockholders’ equity	$33,934	$29,304

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue
Services	$6,166	$3,963
Products	800	95
Total net revenue	6,966	4,058
Cost of revenue
Services	2,534	1,607
Products	‒	136
Total cost of revenue	2,534	1,743
Expenses
Marketing	38	68
General and administrative	594	473
Research and development	1,195	953
Income from operations	2,605	821
Other income	126	72
Income before income taxes	2,731	893
Income taxes	659	‒
Net income	$2,072	$893
Earnings per share attributable to Intelligent Systems Corporation:
Basic	$0.23	$0.10
Diluted	$0.23	$0.10
Basic weighted average common shares outstanding	8,841,321	8,777,988
Diluted weighted average common shares outstanding	8,990,438	8,912,130

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$2,072	$893
Other comprehensive income (loss):
Foreign currency translation adjustments	(1)	1
Unrealized loss on available-for-sale marketable securities	‒	(17)
Total comprehensive income	$2,071	$877

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Shares
Balance at December 31, 2017	8,777,988	$88	$14,877	$(143)	$4,631	$19,453
Stock options exercised	--	--
Net income					893	893
Stock compensation expense			13			13
Foreign currency translation adjustment				1		1
Unrealized gain on marketable securities				(17)		(17)
Balance at March 31, 2018	8,777,988	$88	$14,890	(159)	$5,524	$20,343

Balance at December 31, 2018	8,817,988	$88	$15,050	$(92)	$10,875	$25,921
Stock options exercised	33,000	1	58			59
Net income				--	2,072	2,072
Stock compensation expense			25			25
Foreign currency translation adjustment				(1)		(1)
Balance at March 31, 2019	8,850,988	$89	$15,133	$(93)	$12,947	$28,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2019	2018

OPERATING ACTIVITIES:
Net income	$2,072	$893
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	180	131
Stock-based compensation expense	25	13
Non-cash investment expense	--	5
Non-cash interest income	(30)	(21)
Equity in loss of affiliate company	--	19
Changes in operating assets and liabilities:
Accounts receivable	42	(1,716)
Other current assets	110	(2,657)
Other long-term assets	(37)	(34)
Accounts payable	--	(192)
Accrued payroll	140	334
Deferred revenue, current portion	124	(5)
Accrued expenses	56	7
Other current liabilities	1,061	(7)
Deferred revenue, net of current portion	(37)	43
Net cash used for operating activities	3,706	(3,187)

INVESTING ACTIVITIES:
Purchases of property and equipment	(112)	(170)
Advances of notes receivable	(500)	(485)
Net cash used for investing activities	(612)	(655)

FINANCING ACTIVITIES:

Sale of capital stock pursuant to exercise of option	59	--
Net cash provided by financing activities	59	--

Effects of exchange rate changes on cash	(1)	1
Net increase (decrease) in cash	3,152	(3,841)
Cash at beginning of period	18,919	14,024
Cash at end of period	$22,071	$10,183

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2019 and 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2018, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting standards update (“ASU”) 2016-02, Leases (Topic 842) related to the accounting for leases, in the first quarter of 2019 as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior accounting guidance. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. We have elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, (3) initial direct costs for any existing leases as of the adoption date and (4) the application of hindsight when determining lease term and assessing impairment of right-of-use assets. The adoption of the new standard on January 1, 2019, resulting in a lease obligation and related right-of-use asset of approximately $1,258,000. The impact on the statement of operations was not material.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three months ended March 31, 2019 and 2018:

Three months ended March 31, (in thousands)	2019	2018
License	$800	$95
Professional services	3,964	2,109
Processing and maintenance	1,811	1,624
Third party	391	230
Total	$6,966	$4,058

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended March 31, 2019 and 2018 are as follows:

Three months ended March 31, (in thousands)	2019	2018
European Union	$1,219	$836
United States	5,747	3,222
Total	$6,966	$4,058

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2019 and 2018. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2019	2018
Customer A	47.8%	27.3%
Customer B	17.1%	20.3%
Customer C	2.7%	11.1%

3.	Notes Receivable

In the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of March 31, 2019. The loan bears interest at the rate of 6.0 percent annually with the maturity date for each Promissory Note on the fourth anniversary of funding of such Promissory Note, extendable by one additional year at the borrower’s election. We are entitled to purchase, at a nominal price, certain Warrant Units in conjunction with each advance. Upon exercising the Warrant Units, we are entitled to receive up to fourteen percent ownership of Common A Units in the company.

During 2018, we advanced $550,000 on three separate simple Promissory Note(s) and in 2019 we advanced an additional $500,000 to the aforementioned identity and professional services company. The Notes bear interest at the rate of 6.0 percent annually with an original maturity date six months from the date of funding the Notes. In March 2019, the parties agreed to extend the maturity date of these Promissory Notes to December 31, 2020.

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

At March 31, 2019, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three month periods ended March 31, 2019 and 2018 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $25,000 and $13,000 of stock-based compensation expense during the quarters ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, there is $401,000 of unrecognized compensation cost related to stock options. We granted 30,000 options during the three months ended March 31, 2019. The following table summarizes options as of March 31, 2019:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2019	194,500	$5.07	4.9	$5,226,180
Vested and exercisable at March 31, 2019	146,000	$1.83	3.4	$4,395,480

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2018 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

7.	Commitments and Contingencies

Leases

We have noncancellable operating leases for offices and data centers expiring at various dates through June 2022. These operating leases are included in "Other long-term assets" on the Company's March 31, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "other current liabilities" and "Long-term lease obligation" on the Company's March 31, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,258,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $1,131,000. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate used to determine our lease liabilities was 5.5% as of March 31, 2019. The weight average remaining lease term as of March 31, 2019 was 2 years.

Legal Matters

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

8.	Income Taxes

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

There were no unrecognized tax benefits at March 31, 2019 and December 31, 2018. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10- K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in our license revenue and associated professional services due to the addition of a large new customer in 2018. In total, this customer represented 48% of our consolidated revenues in the first quarter of 2019. We expect future professional services, maintenance, and license revenue from this customer in 2019 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 400 employees located in India and Romania. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In November 2018, our Board of Directors authorized a share repurchase program of $5 million. We did not make any share repurchases in 2018 or 2019.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three month period ended March 31, 2019 was $6,966,000 which represents a 72 percent increase over the first quarter of 2018.

●

Revenue from services was $6,166,000 in the first quarter of 2019 compared to $3,963,000 in the first quarter of 2018. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first quarter of 2019 as compared to the first quarter of 2018 due to an increase in the number of customers and accounts on file, an increase in the number and value of professional services contracts completed during the first quarter of 2019. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $800,000 in the three month period ended March 31, 2019, compared to $95,000 in the three month period ended March 31, 2018. The increase is primarily due to the new license customer, as discussed above.

Cost of Revenue – Total cost of revenue was 36 percent and 43 percent of total revenue in the three month period ended March 31, 2019 and 2018, respectively. The decrease in cost of revenue as a percentage of revenue is primarily driven by increased product sales with low associated costs. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three month period ended March 31, 2019, total operating expenses from consolidated operations were greater than in the corresponding period in 2018 primarily as the result of increased research and development expenses. Research and development expenses were 26 percent higher in 2019 as compared to 2018, mainly due to payroll and related expense for additional offshore technical personnel and a recognition based bonus accrual. General and administrative expenses were higher in 2019 than in 2018, due to higher personnel-related expense at the corporate offices in 2019. Marketing expenses decreased 45 percent year over year as we continued to place less focus on marketing initiatives for CoreCard in 2019. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Other Income (Loss) – In the quarter ended March 31, 2019, we recorded $126,000 in other income compared to $72,000 for the quarter ended March 31, 2018, comprised primarily of interest income earned on our cash balances and interest income on our Notes Receivable as described in more detail in Note 3. The increase is primarily due to higher cash and notes receivable balances.

Income Taxes – Our effective tax rate for the quarter ended March 31, 2019, was approximately 24% compared to an effective tax rate of zero for the quarter ended March 31, 2018. The higher effective tax rate is due to the utilization of net operating loss carryforwards in 2018.

Liquidity and Capital Resources

Our cash balance at March 31, 2019 was $22,071,000 compared to $18,919,000 at December 31, 2018. During the quarter ended March 31, 2019, cash provided by operations was $3,706,000 compared to cash used in operations of $3,187,000 for the quarter ended March 31, 2018. The increase is primarily due to the 2018 prepayment of approximately $2,580,000 for processing equipment, software and related licenses that did not recur in 2019, higher net income and an increase in working capital, primarily income taxes payable. In addition, we advanced $500,000 on a Promissory Note which is described in more detail in Note 3 to the Consolidated Financial Statements.

We used $112,000 cash to acquire computer equipment primarily for the technical resources added in our India office and to upgrade our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently, we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our CoreCard and FinTech business, although there can be no assurance that appropriate opportunities will arise.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2018. During the three month period ended March 31, 2019, there were no significant or material changes in the application of critical accounting policies, other than the adoption of ASU 2016-02, Leases (Topic 842) as described further in Note 1 and 7 to the Consolidated Financial Statements, that would require an update to the information provided in the Form 10-K for 2018.

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

●

In 2018, we added a large new license customer that represented approximately 48% of our consolidated revenues for the three months ended March 31, 2019. Failure to meet our responsibilities under the related contract could result in breach of contract and loss of the customer and related future revenues.

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

.Part II. OTHER INFORMATION

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 3, 2019	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 3, 2019	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.