Form 10-Q
period 2019-06-30
INTELLIGENT SYSTEMS CORP
filed 2019-08-05
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value for the class	INS	NYSE American

As of June 30, 2019, 8,850,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2019	December 31, 2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$21,875	$18,919
Marketable securities	367	349
Accounts receivable, net	4,123	3,731
Notes and interest receivable, current portion	‒	581
Other current assets	690	1,202
Total current assets	27,055	24,782
Investments	3,413	760
Notes and interest receivable, net of current portion	1,253	1,745
Property and equipment, at cost less accumulated depreciation	2,606	1,513
Other long-term assets	1,585	504
Total assets	$35,912	$29,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434	$272
Deferred revenue, current portion	814	781
Accrued payroll	1,172	1,145
Accrued expenses	105	71
Income tax payable	1,027	284
Other current liabilities	1,470	719
Total current liabilities	5,022	3,272
Noncurrent liabilities:
Deferred revenue, net of current portion	60	111
Long-term lease obligation	626	‒
Total noncurrent liabilities	686	111
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,850,988 and 8,817,988 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	89	88
Additional paid-in capital	15,188	15,050
Accumulated other comprehensive loss	(128)	(92)
Accumulated income	15,055	10,875
Total Intelligent Systems Corporation stockholders’ equity	30,204	25,921
Total liabilities and stockholders’ equity	$35,912	$29,304

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Services	$6,812	$4,508	$12,978	$8,471
Products	700	65	1,500	160
Total net revenue	7,512	4,573	14,478	8,631
Cost of revenue
Services	2,899	2,042	5,433	3,649
Products	−	−	−	136
Total cost of revenue	2,899	2,042	5,433	3,785
Expenses
Marketing	51	87	89	155
General and administrative	1,100	418	1,694	891
Research and development	861	709	2,059	1,662
Income from operations	2,601	1,317	5,203	2,138
Other income (loss)	125	(189)	253	(117)
Income before Income taxes	2,726	1,128	5,456	2,021
Income taxes	618	70	1,276	70
Net income	$2,108	$1,058	$4,180	$1,951
Earnings per share attributable to Intelligent Systems Corporation:
Basic	$0.24	$0.12	$0.47	$0.22
Diluted	$0.23	$0.12	$0.46	$0.22
Basic weighted average common shares outstanding	8,850,988	8,791,321	8,846,155	8,784,655
Diluted weighted average common shares outstanding	9,004,664	8,936,489	9,015,669	8,915,758

 The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$2,108	$1,058	$4,180	$1,951
Other comprehensive income (loss):
Foreign currency translation adjustments	(35)	14	(36)	15
Unrealized gain on available-for-sale marketable securities	−	5	−	(12)
Total comprehensive income	$2,073	$1,077	$4,144	$1,954

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid- In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Shares
Balance at December 31, 2017	8,777,988	$88	$14,877	$(143)	$4,631	$19,453
Net income					893	893
Stock compensation expense			13			13
Foreign currency translation adjustment				1		1
Unrealized loss on marketable securities				(17)		(17)
Balance at March 31, 2018	8,777,988	$88	$14,890	(159)	$5,524	$20,343
Stock options exercised	20,000		34			34
Net income					1,058	1,058
Stock compensation expense			13			13
Foreign currency translation adjustment				14		14
Unrealized gain on marketable securities				5		5
Balance at June 30, 2018	8,797,988	$88	$14,937	(140)	$6,582	$21,467

Balance at December 31, 2018	8,817,988	$88	$15,050	$(92)	$10,875	$25,921
Stock options exercised	33,000	1	58			59
Net income					2,072	2,072
Stock compensation expense			25			25
Foreign currency translation adjustment				(1)		(1)
Balance at March 31, 2019	8,850,988	$89	$15,133	$(93)	$12,947	$28,076
Net income					2,108	2,108
Stock compensation expense			55			55
Foreign currency translation adjustment				(35)		(35)
Balance at June 30, 2019	8,850,988	$89	$15,188	$(128)	$15,055	$30,204

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2019	2018

OPERATING ACTIVITIES:
Net income	$4,180		$1,951
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	428		253
Stock-based compensation expense	80		26
Non-cash investment expense	−		255
Non-cash interest income	(18)		(32)
Equity in loss of affiliate company	−		25
Changes in operating assets and liabilities:
Accounts receivable	(392)		(2,244)
Other current assets	432		(2,607)
Other long-term assets	29		(92)
Accounts payable	162		(49)
Accrued payroll	27		352
Deferred revenue, current portion	33		72
Accrued expenses	34		(19)
Other current liabilities	1,010		123
Deferred revenue, net of current portion	(51)		31
Net cash provided by (used for) operating activities	5,954		(1,955)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,521)		(515)
Advances of notes receivable	(1,500)		(960)
Purchase of long-term investment	−		−
Net cash used for investing activities	(3,021)		(1,475)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	59		34
Net cash provided by financing activities	59		34
Effects of exchange rate changes on cash	(36)		15
Net increase (decrease) in cash	2,956		(3,381)
Cash at beginning of period	18,919		14,024
Cash at end of period	$21,875		$10,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$250	$	−

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2019 and 2018. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2018, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting standards update (“ASU”) 2016-02, Leases (Topic 842) related to the accounting for leases, as of January 1, 2019 as described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior accounting guidance. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted ASU 2016-02 as of January 1, 2019 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. We have elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, (3) initial direct costs for any existing leases as of the adoption date and (4) the application of hindsight when determining lease term and assessing impairment of right-of-use assets. The adoption of the new standard on January 1, 2019, resulting in a lease obligation and related right-of-use asset of approximately $1,258,000. The impact on the statement of operations was not material.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
License	$700	$65	$1,500	$160
Professional services	4,663	2,763	8,627	4,871
Processing and maintenance	1,724	1,460	3,535	3,085
Third party	425	285	816	515
Total	$7,512	$4,573	$14,478	$8,631

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
European Union	$1,234	$710	$2,451	$1,545
United States	6,278	3,863	12,027	7,086
Total	$7,512	$4,573	$14,478	$8,631

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2019 and 2018. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer A	52.8%	39.8%	50.4%	34.0%
Customer B	15.9%	15.2%	16.5%	17.6%

3.	INVESTMENTs

Beginning in the quarter ended September 30, 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes, as discussed in more detail in Note 4, with a privately-held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We also entered into a new Loan Agreement with a principal balance of $1,000,000 that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021. We account for our investment using the equity method of accounting. The carrying value is included in long-term investments.

In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value of our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry.

4.	NOTES RECEIVABLE

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of June 30, 2019. During 2018, we advanced $550,000 on three separate simple Promissory Note(s) and in 2019 we advanced an additional $500,000 to the company. As discussed in Note 3, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021.

During the quarter ended March 31, 2018, we entered into a Convertible Loan Agreement with a private limited India based company in the FinTech industry. We committed to lend up to $435,000 with an initial advance of $235,000. The loan bears interest at the rate of 5.0 percent annually with the maturity date on the third anniversary of funding of such Promissory Note. We are entitled to convert the principal on the initial note for up to ten percent ownership of shares of the company.

5.	STOCK-based COMPENSATION

At June 30, 2019, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2019 and 2018 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $55,000 and $13,000 of stock-based compensation expense for the three months ended June 30, 2019 and 2018, respectively, and $80,000 and $26,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there is $644,000 of unrecognized compensation cost related to stock options. During the quarter ended June 30, 2019, an aggregate of 12,000 options were granted to three independent members of our board of directors pursuant to the 2011 Non-Employee Director Option Plan (Director Plan). Pursuant to the terms of the Director Plan, the options were granted at the fair value on the date of the Annual Shareholders meeting. There were no options exercised during the three months ended June 30, 2019, 33,000 options were exercised during the six months ended June 30, 2019, and no options expired unexercised. The following table summarizes options as of June 30, 2019:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2019	206,500	$7.05	5.0	$4,613,505
Vested and exercisable at June 30, 2019	156,000	$2.12	3.5	$4,161,240

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2018 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

Our marketable securities are classified within Level 1 of the valuation hierarchy.

The fair value of equity method and cost method investments has not been determined as it was impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense.

8.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2024. These operating leases are included in "Other long-term assets" on the Company's June 30, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "other current liabilities" and "Long-term lease obligation" on the Company's June 30, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,258,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $1,111,000. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate used to determine our lease liabilities was 5.5 percent as of June 30, 2019. The weight average remaining lease term as of June 30, 2019 was 1.7 years.

Legal Matters

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, our executive officers, and each member of the Board of Directors.  The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. We dispute these claims and intend to defend the matter vigorously. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of June 30, 2019.

There are no other pending or threatened legal proceedings against the company. However, in the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. We accrue for unpaid legal fees for services performed to date.

9.	INCOME TAXES

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

There were no unrecognized tax benefits at June 30, 2019 and December 31, 2018. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80 percent, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2013.

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

Overview

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in India and Romania, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

We provide technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to us, and professional services primarily for software customizations provided to both license and processing customers. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs and accounts receivable and small loan transactions.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in our license revenue and associated professional services due to the addition of a large new customer in 2018. In total, this customer represented 50 percent of our consolidated revenues for the first six months of 2019. We expect future professional services, maintenance, and license revenue from this customer in 2019 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution, additional license fees apply if multiple institutions are added. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 460 employees located in India and 10 employees located in Romania. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Revenue – Total revenue in the three and six month periods ended June 30, 2019 was $7,512,000 and $14,478,000, respectively, which represents increases of 64 percent and 68 percent compared to the respective periods in 2018.

●

Revenue from services was $6,812,000 and $12,978,000 in the three and six month periods ended June 30, 2019, respectively, which represents an increase of 51 percent and 53 percent compared to the respective periods in 2018. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the second quarter and year-to-date periods of 2019 as compared to the same periods of 2018 due to an increase in the number of customers and accounts on file, an increase in the number and value of professional services contracts completed during the second quarter and year-to-date period of 2019, primarily related to the large new license customer we added in 2018. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is not possible to predict with any accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $700,000 and $1,500,000 in the three and six month periods, respectively, ended June 30, 2019, compared to $65,000 and $160,000 in the respective comparable periods of 2018. The increase is primarily due to the new license customer, as discussed above.

Cost of Revenue – Total cost of revenue was 39 percent and 38 percent of total revenue in the three and six month periods ended June 30, 2019, respectively, compared to 45 percent and 44 percent of total revenue in the corresponding periods of 2018. The decrease in cost of revenue as a percentage of revenue is primarily driven by increased product sales with low associated costs. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2019, total operating expenses from consolidated operations were greater than in the corresponding period in 2018 primarily as the result of increased research and development expenses as well as higher general and administrative expenses. Research and development expenses were 21 percent and 24 percent higher in three and six month periods in 2019, respectively, as compared to the same periods in 2018, mainly due to payroll and related expense for additional offshore technical personnel and a recognition based bonus accrual. General and administrative expenses were higher in 2019 than in 2018, due to higher legal and advisory expenses related to continuing contract negotiations and strategic initiatives of the Board as well as higher personnel-related expense at the corporate offices in 2019. Marketing expenses decreased for the three and six month periods in 2019 as compared to the respective periods in 2018 as we continued to place less focus on marketing initiatives for CoreCard in 2019. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Other Income (Loss) – In the three and six months ended June 30, 2019, we recorded income of $125,000 and $253,000, respectively, compared to a loss of $189,000 and $117,000 for the comparable 2018 periods. The increase is primarily due to 2018 investment activity that did not recur in 2019 as well as higher income earned on our cash balances. Both 2018 periods are primarily comprised of the write-down of $250,000 on an investment, as described in more detail in Note 3 to the Consolidated Financial Statements, offset in part by income earned on our cash balances.

Income Taxes – Our effective tax rate for the three and six months ended June 30, 2019 was 22.7 percent and 23.4 percent, respectively, compared to 6.2 percent and 3.5 percent for the respective periods in 2018. The increase is due to utilization of net operating loss carryforwards in 2018.

Liquidity and Capital Resources

Our cash balance at June 30, 2019, was $21,875,000 compared to $18,919,000 at December 31, 2018. During the six months ended June 30, 2019, cash provided by operations was $5,954,000 compared to cash used in operations of $1,955,000 for the six months ended June 30, 2018. The increase is primarily due to the 2018 prepayment of approximately $2,580,000 for processing equipment, software and related licenses that did not recur in 2019, higher net income and an increase in other current liabilities, primarily income taxes payable. In addition, we advanced $1,500,000 on a Promissory Note and a Loan Agreement which is described in more detail in Note 4 to the Consolidated Financial Statements.

We used $1,521,000 to acquire computer equipment primarily for enhancements to our processing environment in the U.S. and the technical resources added in our India offices.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2018. During the six month period ended June 30, 2019, there were no significant or material changes in the application of critical accounting policies, other than the adoption of ASU 2016-02, Leases (Topic 842) as described further in Note 1 and 8 to the Consolidated Financial Statements, that would require an update to the information provided in the Form 10-K for 2018.

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
●

In 2018, we added a large new license customer that represented approximately 53 percent and 50 percent of our consolidated revenues for the three and six months ended June 30, 2019, respectively. Failure to meet our responsibilities under the related contract could result in breach of contract and loss of the customer and related future revenues.

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

●	Software errors or poor-quality control may delay product releases, increase our costs, result in non-acceptance of our software by customers or delay revenue recognition.
●	We could fail to expand our base of customers as quickly as anticipated, resulting in lower revenue and profits and increased cash needs.
●

We could fail to retain key software developers and managers who have accumulated years of know-how in our target markets and company products or fail to attract and train a sufficient number of new software developers and testers to support our product development plans and customer requirements at projected cost levels.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, our executive officers, and each member of the Board of Directors. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. We dispute these claims and intend to defend the matter vigorously.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated May 3, 2019.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: August 5, 2019	By:	/s/ J. Leland Strange
J. Leland Strange Chief Executive Officer, President

Date: August 5, 2019	By:	/s/ Matthew A. White
Matthew A. White Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated May 3, 2019.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculations
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.