Form 10-K
period 2019-12-31
INTELLIGENT SYSTEMS CORP
filed 2020-03-16
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K.

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________ to ____________

Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION
(Exact name of registrant as specified in its charter)
Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (770) 381-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	INS	NYSE American

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2019 was $150,626,257 (computed using the closing price of the common stock on June 30, 2019 as reported by the NYSE American).

As of February 28, 2020, 8,924,988 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2020 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Page

Part I

Item
1.	Business	1
1B.	Unresolved Staff Comments	5
2.	Properties	5
3.	Legal Proceedings	5
4.	Mine Safety Disclosures	5

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
8.	Financial Statements	11
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
9A.	Controls and Procedures	12

Part III

10.	Directors, Executive Officers and Corporate Governance	13
11.	Executive Compensation	13
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
13.	Certain Relationships and Related Transactions, and Director Independence	14
14.	Principal Accountant Fees and Services	14

Part IV

15.	Exhibits and Financial Statement Schedules	15
Signatures		16

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

CoreCard Software, Inc. – We conduct our business primarily through CoreCard. CoreCard SRL and ISC Software in Romania and India, respectively, perform software development, software testing, business analysis, operations and support for CoreCard but have not to date sold products or services directly to third parties. Accordingly, this discussion describes the CoreCard business involving the three entities as a single business unit. CoreCard designs, develops, and markets a comprehensive suite of software solutions to program managers, accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs, and accounts receivable and loan transactions. CoreCard utilizes the same core software solution in its processing operations as it sells to licensees, although licensees typically request a variety of customizations which may or may not deviate from the core software solution offering.

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

The CoreCard® software solutions allow customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. The CoreCard® solutions are feature-rich, have web interfaces including a standard library of APIs and contain financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on lower cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from lower overall costs since the solution provides scalability by adding additional servers as card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, documented APIs for easy integration to the backend functionality and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

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

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit cards (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2020. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-18 SOC 1 independent audit report that can be relied on by its prepaid and credit processing customers. In addition, CoreCard expects in 2020, its first SSAE-18 SOC 2 independent audit report which can be relied upon by all customers. It has obtained certification from Discover, MasterCard, Visa, Star and Pulse.

CoreCard added a significant new license customer in 2018, which represented 60% of our consolidated revenues for the twelve months ended December 31, 2019. We expect future professional services, maintenance, and license revenue from this customer in 2020 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer.

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

CoreCard’s principal target markets include consumer revolving credit portfolios, accounts receivable businesses, prepaid card issuers, retail and private-label issuers (large and small), small third-party processors, and small, mid-size and large financial institutions in the United States. It has customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard competes with several larger and more established software processors. Many of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers and processing customers a robust technology platform, lower overall cost per account fees, greater system flexibility, and more customer-driven marketing options. Additonally, the size and flexibility of CoreCard makes it possible to get to market more quickly with customized, flexible programs. Under our Processing Services option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

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

Non-consolidated Companies

We are primarily engaged in the FinTech industry through CoreCard’s operations; however, from time to time, we have invested in entrepreneurial companies that we believe are bringing new applications or technologies to business markets and may continue to do so. Typically, these companies are privately held, early stage companies in technology-related fields. From time to time, we may increase our investment in a company or write down the value of an investment if we determine that it is impaired or there may be a liquidation event in which we participate. Typically, the timing and amounts of such events are not predictable. Please refer to Note 3 to our Consolidated Financial Statements for more information.

Research and Development

We spent $5.5 million and $3.4 million in the years ended December 31, 2019 and 2018, respectively, on company sponsored research and development. All of our consolidated research and development expense is related to our FinTech business. We maintain a workforce of over 500 employees in our offshore operations in India and Romania for software development and testing, as well as operations support for processing services. We continuously add new features and functionality to our financial technology software in response to market requirements and trends and expect to continue to do so.

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

Personnel

As of February 15, 2020, we had approximately 530 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, over 500 are involved in CoreCard’s software development, testing and operations, and 6 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 11 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None

ITEM 2.      PROPERTIES

We have a lease covering approximately 15,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed March 31, 2018 for a three year term. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our offshore subsidiaries; we lease approximately 4,700 square feet of additional office space in the same facility in Bhopal, India; and we lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We plan to procure additional office space in India and North America to support our continual hiring efforts.

ITEM 3.      LEGAL PROCEEDINGS

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss and on March 3, 2020, briefing on the motion to dismiss was completed. The motion to dismiss is currently pending. We dispute these claims and intend to defend the matter vigorously.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant. The complaints assert claims against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies, and against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions and other relationships as well as certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs.

For information regarding our accounting for legal contingencies, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K

ITEM 4.     Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE American (“NYSE”) under the symbol INS. We had 180 shareholders of record as of February 15, 2020. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the company during the period covered by this Form 10-K.

Repurchases of Securities

The company did not repurchase any of its shares of common stock during 2019.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in our license revenue and associated professional services due to the addition of a large new customer in 2018. In total, this customer represented 60 percent of our consolidated revenues for 2019. We expect future professional services, maintenance, and license revenue from this customer in 2020 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

While we typically receive revenue based on the number of active accounts on file rather than transaction volume, the recently declared pandemic related to the coronavirus could adversely impact our future results if the ability of our customers to continue to add new accounts is negatively impacted by the decrease in economic activity caused by the virus. As noted above, we receive license revenue when our customers achieve new active account tiers. The impact of slower growth or declines in active accounts would result in lower than expected license revenue which would then result in lower than expected maintenance revenue. Similarly, we typically receive processing revenue based on the number of active accounts our customers have on our system. If our customers fail to add new accounts or experience declines in active accounts due to inactivity, we could experience lower than expected growth in processing revenue or lower processing revenue. We could also experience delays or declines in professional services revenue and new customer sign-ups and implementations if customers or potential customers delay or cancel their plans due to the economic slowdown caused by the virus. Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 500 employees located in India and Romania. In 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Revenue – Total revenue for the year ended December 31, 2019 was $34,303,000 which represents a 71 percent increase over 2018.

●

Revenue from products, which includes software license fees was $5,725,000 in 2019, compared to $1,349,000 in 2018, primarily due to an increase in active accounts related to a large new license customer, as discussed above.

●

Revenue from services was $28,578,000 in 2019, which represents a 52 percent increase from 2018 revenue of $18,751,000. The increase is primarily due to higher professional services revenue from a large new customer added in 2018, as discussed above, and higher professional services revenue from existing customers. Additionally, revenue from transaction processing services and maintenance support services were higher in 2019 as compared to 2018. Processing services benefited from an increase in the number of customers and accounts on file while maintenance revenue increased due to additional revenue associated with an increase in our license customer base. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to accurately predict the number and value of professional services contracts that CoreCard’s customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

Cost of Revenue – Total cost of revenue was 34 percent of total revenue for the twelve months ended December 31, 2019, compared to 42 percent for the twelve months ended December 31, 2018. The decrease in cost of revenue as a percentage of revenue is primarily driven by increased product sales with low associated costs. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2019, total operating expenses from consolidated operations were higher than in the corresponding period in 2018, primarily as the result of increased research and development expenses as well as higher general and administrative expenses. Research and development expenses were $5,516,000 in 2019 compared to $3,353,000 in 2018. The increase was primarily due to payroll and related expense for additional offshore technical personnel and recognition-based bonus payments and accruals. General and administrative expenses were higher in 2019 than in 2018, due to higher legal costs associated with on-going litigation and higher advisory expenses related to continuing contract negotiations and strategic initiatives of the Board, as well as higher personnel-related expense at CoreCard and the corporate offices in 2019. Marketing expenses decreased in 2019 as compared to the 2018 as we continued to place less focus on marketing initiatives for CoreCard in 2019. Our client base increased in 2019 and 2018 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In 2019, we recorded investment income of $34,000 comprised of realized gains on the sale of marketable securities. In 2018, we recorded $363,000 of investment losses, which was comprised of a $250,000 impairment loss on our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry, and $113,000 of unrealized losses on marketable securities.

Other Income, net – Other income, net was $99,000 in 2019 and $469,000 in 2018. The decrease results from losses on equity method investments, 2018 interest income of $171,000 related to finance charges on the sale of equipment purchased for a new license customer that did not recur in 2019, partially offset by higher interest rates on higher cash balances.

Income Taxes – We recorded $2,546,000 in 2019 for income tax expense, an effective tax rate of 18.8%, compared to tax expense of $4,000 in 2018, an effective tax rate of 0.1%. The increase in the effective tax rate is due to the utilization of net operating loss carry forwards in 2018, offset by an excess tax benefit related to the exercise of stock options. We expect our future effective tax rate to be within the range of 23-25%.

Liquidity and Capital Resources

Our cash balance at December 31, 2019 was $26,415,000 compared to $18,919,000 at December 31, 2018. During the year ended December 31, 2019, cash provided by operations was $10,585,000 compared to cash provided by operations of $6,656,000 for the year ended December 31, 2018. The increase is primarily due to higher operating income and lower net working capital balances.

We advanced $2,000,000 on various Promissory Notes, as described in more detail in Note 6 to the Consolidated Financial Statements. We used $1,676,000 of cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office during 2019.

We do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 5, although there can be no assurance that appropriate opportunities will arise. Additionally, in November 2018, our Board of Directors authorized a share repurchase program of $5 million. We did not make any share repurchases in 2018 or 2019.

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
●

In 2018, we added a large new license customer that represented 60% of our consolidated revenues for the twelve months ended December 31, 2019. Failure to meet our responsibilities under the related contract could result in breach of contract and loss of the customer and related future revenues.

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

●	Our future capital needs are uncertain and depend on a number of factors; additional capital may not be available on acceptable terms, if at all.
●	Volatility in the markets, including as a result of political instability, civil unrest, war or terrorism, or pandemics or other natural disasters, such as the recent outbreak of coronavirus, could adversely affect future results of operations and could negatively impact the valuation of our investments.
●	Other general economic and political conditions could cause customers to delay or cancel purchases.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework. Based on our evaluation management believes that, as of December 31, 2019, the company’s internal control over financial reporting is effective based on those criteria. The effectiveness of the company’s internal control over financial reporting as of December 31, 2019 has been audited by Nichols, Cauley & Associates, LLC, the company’s independent registered public accounting firm, as stated in their report, which appears in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K on page F-2.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of Three Directors - Nominees” and “Proposal 1 – The Election of Three Directors – Executive Officers” in our Proxy Statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as directors and about the directors and executive officers of the company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	126,500	$8.94	763,000
Equity compensation plans not approved by security holders	--	--	--
Total	126,500	$8.94	763,000

Effective August 22, 2000, the company adopted the Non-Employee Director Stock Option Plan (the “Director Plan”). The Director Plan expired in 2010 and was replaced by the 2011 Non-Employee Director Stock Option Plan (the “2011 Director Plan”), with essentially the same terms and conditions as the expired Director Plan. Up to 200,000 shares of common stock were authorized for issuance under the Director Plan and 2011 Director Plan to non-employee directors with each director receiving an initial grant of 5,000 options followed by annual grants of 4,000 options on the date of each subsequent Annual Meeting. In the years ended December 31, 2019 and 2018, 12,000 options were granted in each year, respectively, under the 2011 Director Plan, and in 2018 4,000 options expired unexercised. In 2019, under the Directors Plans, 82,000 options were exercised and 6,000 options were canceled. The company instituted the 2003 Stock Incentive Plan (the “2003 Plan”) in March 2003 and the 2003 Plan expired in 2013. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees. In 2015, shareholders approved the Intelligent Systems Corporation Stock Incentive Plan (the “2015 Plan”) that provides for the issuance of up to 750,000 shares of common stock to employees and key consultants and advisors. In 2019, 30,000 shares were granted and no grants were made in 2018 under the 2015 Plan. In 2019, 25,000 options were exercised and in 2018, 20,000 options were exercised under the 2015 Plan. Stock options are granted under the company’s equity compensation plans at fair market value on the date of grant and vest ratably over two or three year periods after the date of grant.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $210,000 in both years ending December 31, 2019 and 2018.

Please refer to the subsection entitled “Proposal 1 - The Election of Three Directors - Nominee” in the Proxy Statement referred to in Item 10 for information regarding the independence of the company’s directors. This information is incorporated into this Item 13 by reference.

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

2.1	Purchase Agreement between CRC Industries, Inc. and Intelligent Systems Corporation dated March 31, 2015. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated March 31, 2015.)

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3(i) of the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated May 3, 2019.)

10.1	Lease Agreement dated April 1, 2015, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.3	Management Compensation Plans and Arrangements:
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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: March 16, 2020	By:	/s/ J. Leland Strange
J. Leland Strange Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2020

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 16, 2020

/s/ Philip H. Moise Philip H. Moise	Director	March 16, 2020

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intelligent Systems Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited Intelligent Systems Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Nichols, Cauley and Associates, LLC

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

March 16, 2020

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2019	2018
ASSETS
Current assets:
Cash	$26,415	$18,919
Marketable securities	--	349
Accounts receivable, net	8,759	3,731
Notes and interest receivable, current portion	--	581
Other current assets	905	1,202
Total current assets	36,079	24,782
Investments	3,081	760
Notes and interest receivable, net of current portion	1,795	1,745
Property and equipment, at cost less accumulated depreciation	2,177	1,513
Other long-term assets	1,108	504
Total assets	$44,240	$29,304

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$403	$272
Deferred revenue, current portion	689	781
Accrued payroll	2,503	1,145
Accrued expenses	153	71
Income tax payable	1,100	284
Other current liabilities	1,345	719
Total current liabilities	6,193	3,272
Deferred revenue, net of current portion	23	111
Long-term lease obligation	460	--
Deferred tax liability	275	--
Total long-term liabilities	758	111
Commitments and contingencies (Note 9)
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, and 8,924,988 and 8,817,988 issued and outstanding at December 31, 2019 and 2018, respectively	89	88
Additional paid-in capital	15,450	15,050
Accumulated other comprehensive loss	(94)	(92)
Accumulated income	21,844	10,875
Total stockholders’ equity	37,289	25,921
Total liabilities and stockholders’ equity	$44,240	$29,304

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2019	2018
Revenue
Products	$5,725	$1,349
Services	28,578	18,751
Total net revenue	34,303	20,100
Cost of revenue
Products	--	136
Services	11,759	8,388
Total cost of revenue	11,759	8,524
Expenses
Marketing	151	255
General and administrative	3,495	1,826
Research and development	5,516	3,353
Income from operations	13,382	6,142
Investment income (loss)	34	(363)
Other income, net	99	469
Income before income taxes	13,515	6,248
Income taxes	2,546	4
Net income	$10,969	$6,244
Earnings per share:
Basic	$1.24	$0.71
Diluted	$1.22	$0.70
Basic weighted average common shares outstanding	8,873,071	8,796,321
Diluted weighted average common shares outstanding	8,967,901	8,948,518

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2019	2018
Net income	$10,969	$6,244
Other comprehensive income (loss):
Foreign currency translation adjustments	(2)	28
Unrealized gain/loss on available-for-sale marketable securities	--	23
Comprehensive income	$10,967	$6,295

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares
Balance at December 31, 2017	8,777,988	$88	$14,877	$(143)	$4,631	$19,453
Stock options exercised	40,000		111			111
Net income					6,244	6,244
Stock compensation expense			62			62
Foreign currency translation adjustment				28		28
Unrealized loss on marketable securities				23		23
Balance at December 31, 2018	8,817,988	$88	$15,050	$(92)	$10,875	$25,921
Stock options exercised	107,000	1	209			210
Net income					10,969	10,969
Stock compensation expense			191			191
Foreign currency translation adjustment				(2)		(2)
Balance at December 31, 2019	8,924,988	$89	$15,450	$(94)	$21,844	$37,289

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$10,969	$6,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,012	614
Stock-based compensation expense	191	62
Gain on sale of investment	(34)	--
Provision (benefit) for deferred income taxes	555	(280)
Non-cash investment expense		363
Non-cash interest income	(49)	(59)
Equity in loss of affiliate company	332	25
Changes in operating assets and liabilities:
Accounts receivable, net	(5,028)	(2,523)
Other current assets	224	1,171
Other long-term assets	61	(18)
Accounts payable	131	(49)
Accrued payroll	1,358	550
Deferred revenue, current portion	(92)	(72)
Accrued expenses	82	(27)
Other current liabilities	961	595
Deferred revenue, net of current portion	(88)	60
Other long-term liabilities	--	--
Net cash provided by operating activities	10,585	6,656

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,676)	(865)
Advances on note and interest receivable	(2,000)	(1,035)
Proceeds from sale of investments	379	--
Net cash used for investing activities	(3,297)	(1,900)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	210	111
Net cash provided by financing activities	210	111
Effects of exchange rate changes on cash	(2)	28
Net increase in cash	7,496	4,895
Cash at beginning of year	18,919	14,024
Cash at end of year	$26,415	$18,919
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,159	$--

The accompanying notes are an integral part of these consolidated financial statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2019 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 4 for additional information.

Marketable Securities – Our marketable securities are stated at fair value and primarily consist of investments in exchange traded funds comprised of dividend paying companies. We sold our marketable securities in November 2019 resulting in a realized gain of $34,000 for the year ended December 31, 2019. The fair value of the marketable securities was $349,000 at December 31, 2018; an unrealized loss of $113,000 was included in investment income (loss) due to the adoption of new accounting guidance during 2018.

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

Classification	Useful life in years
Machinery and equipment	3	-	5
Furniture and fixtures	5	-	7
Building		39

The cost of each major class of property and equipment at December 31, 2019 and 2018 is as follows:

(in thousands)	2019	2018
Machinery and equipment	$4,995	$3,321
Furniture and fixtures	203	194
Building	301	313
Subtotal	5,499	3,828
Accumulated depreciation	(3,322)	(2,315)
Property and equipment, net	$2,177	$1,513

Depreciation expense was $1,012,000 and $614,000 in 2019 and 2018, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Investments – For entities in which we have a 20 to 50 percent ownership interest and over which we exercise significant influence, but do not have control, we account for investments in privately-held companies under the equity method, whereby we record our proportional share of the investee’s net income or net loss as an adjustment to the carrying value of the investment. We account for investments of less than 20 percent in non-marketable equity securities of corporations at the lower of cost or market. Our policy with respect to investments is to record an impairment charge when we conclude that an investment has experienced a decline in value. We have elected to use the measurement alternative for our non-marketable equity securities, defined as cost adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairment. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value. Any such charges could have a material adverse impact on our financial condition or results of operations and are generally not predictable in advance. We did not recognize any impairment losses in 2019. During the year ended December 31, 2018, we recognized an impairment loss of $250,000 on our minority equity ownership in one of our investee companies, a privately held technology company and program manager in the FinTech industry. At December 31, 2019 and 2018, the aggregate value of investments was $3,081,000 and $760,000, respectively.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2019 and 2018 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $191,000 and $62,000 of stock-based compensation expense for the years ended December 31, 2019 and 2018, respectively.

A total of 12,000 options were granted in each of the years ended December 31, 2019 and 2018, respectively, pursuant to the 2011 Non-employee Directors Stock Option Plan. An additional 30,000 options were granted during the year ended December 31, 2019, pursuant to the 2015 Incentive Stock Plan. The fair value of each option granted in 2019 and 2018 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2019	2018
Risk free interest rate	2.58%	1.91%
Expected life of option in years	10	10
Expected dividend yield rate	0%	0%
Expected volatility	51%	52%

Under these assumptions, the weighted average fair value of options granted in 2019 and 2018 was $16.15 and $4.86 per share, respectively. The fair value of the grants is being amortized over the vesting period for the options. All of the company’s stock-based compensation expense relates to stock options. The total remaining unrecognized compensation cost at December 31, 2019 related to unvested options was $414,000 and is expected to be recognized in 2020 and 2021.

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

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior accounting guidance. ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. We adopted ASU 2016-02 as of January 1, 2019 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. We have elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date, (3) initial direct costs for any existing leases as of the adoption date and (4) the application of hindsight when determining lease term and assessing impairment of right-of-use assets. The adoption of the new standard on January 1, 2019, resulted in a lease obligation and related right-of-use asset of approximately $1,258,000. The impact on the statement of operations was not material.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10 and ASU 2019-11 to provide additional guidance on the credit losses standard. The ASUs are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We plan to adopt the ASUs on January 1, 2020. The ASUs are currently not expected to have a material impact on our consolidated financial statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2019 and 2018:

Year ended December 31, (in thousands)	2019	2018
License	$5,725	$1,349
Professional services	19,203	11,041
Processing and maintenance	7,650	6,394
Third party	1,725	1,316
Total	$34,303	$20,100

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2019 and 2018 are as follows:

Year ended December 31, (in thousands)	2019	2018
European Union	$3,834	$2,745
United States	30,469	17,355
Total	$34,303	$20,100

3.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes, as discussed in more detail in Note 5, with a privately-held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We also entered into two new Loan Agreements with principal balances of $1,000,000 and $500,000, respectively, that bear interest at the rate of 6.0 percent annually with maturity dates of June 2021 and October 2021, respectively. We account for our investment using the equity method of accounting which resulted in a loss of $332,000 for the twelve months ended December 31, 2019, included in other income, net  on the Consolidated Statement of Operations. The carrying value of $2,321,000 is included in long-term investments.

At December 31, 2019, our ownership interest in NKD Enterprises, LLC was 25.5 percent. We account for our investment by the equity method of accounting. The carrying value of NKD Enterprises, LLC is included in long-term investments and was $0 as of December 31, 2019 due to losses incurred to date.

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

4.	ACCOUNTS RECEIVABLE and customer concentrations

At December 31, 2019 and 2018, our allowance for doubtful accounts was $0. There were no charges against the allowance for doubtful accounts in 2019 or 2018.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2019	2018	2019	2018
Customer A	60%	40%	80%	53%
Customer B	11%	13.2%	11%	14%

5.	NOTES RECEIVABLE

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of December 31, 2019. During 2018, we advanced $550,000 on three separate simple Promissory Note(s). As discussed in Note 3, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021 and in October 2019, we entered into and advanced a $500,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of October 2021.

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

6.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)	2019	2018
Current	$1,991	$284
Deferred	555	(280)
Total	$2,546	$4

Following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2019	2018
Statutory rate	21%	21%
State and local taxes, net of federal benefit	3.7	--
Equity compensation	(5.7)	--
Other	(0.2)	(21%)
Effective rate	18.8%	--%

Net deferred tax assets consist of the following at December 31:

(in thousands)	2019	2018
Deferred tax assets:
Unrealized loss on investments	$582	$475
Federal and state tax credits	--	294
Fixed assets	(370)	(185)
Other	95	171
Total deferred tax asset	307	755
Less valuation allowance	(582)	(475)
Net deferred tax (liability) asset	$(275)	$280

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act of 2017, which, among other provisions, decreases the maximum federal corporate income tax rate from 35% to 21% beginning January 1, 2018.

We had a net deferred tax liability of approximately $0.3 million and a net deferred tax asset of $0.3 million at December 31, 2019 and December 31, 2018, respectively. The gross deferred tax asset has been offset by a valuation allowance in 2019 and 2018 of $0.6 million and $0.5 million, respectively, because the company believes that it is more likely than not that the amount will not be realized. We have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2019 and 2018. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions.

7.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancellable operating leases for offices and data centers expiring at various dates through June 2024. These operating leases are included in "Other long-term assets" on the Company's December 31, 2019 Consolidated Balance Sheet and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "other current liabilities" and "Long-term lease obligation" on the Company's December 31, 2019 Consolidated Balance Sheet. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $1,258,000 on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $945,000. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate used to determine our lease liabilities was 5.5 percent as of December 31, 2019. The weighted average remaining lease term as of December 31, 2019 was 1.1 years. Future minimum lease payments are as follows:

Year ended December 31, (in thousands)
2020	531
2021	310
2022	90
2023	26
2024	6
Total minimum lease payments	$963

The above future minimum lease payments include a total of $274,000 payable to a related party. See Note 9 for further discussion.

The above future minimum lease payments include $78,000 for operating leases for our offshore subsidiaries located in Bhopal, India and Mumbai, India. The rental expense for these facilities is classified as Research and Development expense as the facilities are utilized to house the software development and testing activities of our offshore subsidiaries. Lease expense of $563,000 for the year ended December 31, 2019, consisted of $230,000 included in Cost of revenue, $210,000 included in General and Administrative and $123,000 included in Research and Development. We used $565,000 in cash from operations for operating leases in 2019.

Rental expense for leased facilities related to domestic operations amounted to $439,000 and $382,000 in the years ended December 31, 2019 and 2018, respectively.

Legal Matters

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss and on March 3, 2020, briefing on the motion to dismiss was completed. The motion to dismiss is currently pending. We dispute these claims and intend to defend the matter vigorously. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of December 31, 2019.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant. The complaints assert claims against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies, and against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions and other relationships as well as certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of December 31, 2019.

There are no other pending or threatened legal proceedings. However, in the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. We accrue for unpaid legal fees for services performed to date.

8.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $41,000 and $38,000 in 2019 and 2018, respectively.

9.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $210,000 to ISC Properties, LLC in both years ended December 31, 2019 and 2018. We have determined that ISC Properties, LLC is not a variable interest entity.

10.	STOCK OPTION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 197,500 options ungranted. In the years ended December 31, 2019 and 2018, 25,000 shares and no shares, respectively, were exercised under the 2003 Plan. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultant and advisors. In 2019, no shares were exercised under the 2015 Plan. In 2018, 20,000 shares were exercised under the 2015 Plan. In 2019, 30,000 shares were granted and in 2018 no shares were granted under the 2015 Plan.

In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. In the years ended December 31, 2019 and 2018, 12,000 options were granted to non-employee members of our board of directors at the 2019 and 2018 Annual Meetings, respectively, pursuant to the 2011 Directors Plan. Additionally, in 2019 and 2018, 8,000 and 12,000 shares, respectively, were exercised under the Directors Plan. In 2019 and 2018, 74,000 and 8,000 shares, respectively, were exercised under the 2011 Directors Plan.

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. As of December 31, 2019, a total of 1,356,500 options under all plans have been granted, 947,320 have been exercised, 282,680 have been cancelled, 84,500 are fully vested and exercisable and 42,000 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2019, there was $414,000 unrecognized compensation cost related to stock options granted under the plans, which is expected to be a recognized over a period of 1.5 years.

Stock option activity during the years ended December 31, 2019 and 2018 was as follows:

	2019			2018
Options outstanding at January 1			207,500			243,500
Options cancelled			(16,000)			(8,000)
Options exercised			(107,000)			(40,000)
Options granted			42,000			12,000
Options outstanding at December 31			126,500			207,500

Options available for grant at December 31			763,000			805,000

Options exercisable at December 31			84,500			179,000

Exercise price ranges per share:
Granted	$19.99	-	$39.11			$7.80
Exercised	$0.69	-	$ 7.80	$0.69	-	$ 3.89
Outstanding	$1.52	-	$ 39.11	$0.69	-	$ 7.80

Weighted average exercise price per share:
Granted			$25.45			$7.80
Exercised			$1.97			$2.79
Outstanding at December 31			$8.94			$2.33
Exercisable at December 31			$2.21			$1.82

The following tables summarize information about the stock options outstanding under the company’s option plans as of December 31, 2019.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$1.52	-	$1.72	67,500	1.5	$1.59	$2,588,850
$3.50	-	$39.11	59,000	8.6	$17.35	$1,332,740
$1.52	-	$39.11	126,500	4.8	$8.94	$3,921,590

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$1.52	-	$1.72	67,500	1.5	$1.59	$2,588,850
$3.50	-	$7.80	17,000	7.5	$4.70	$599,040
$1.52	-	$7.80	84,500	2.7	$2.21	$3,187,890

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the year ended December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The amount of aggregate intrinsic value will change based on the fair value of the company’s common stock.

11.	FOREIGN OPERATIONS

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $153,000 and $175,000 at December 31, 2019 and 2018, respectively, substantially all long-lived assets are in the United States.

At December 31, 2019 and 2018, continuing operations of foreign subsidiaries had assets of $1,226,000 and $1,094,0000, respectively, and total liabilities of $1,267,000 and $711,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

12.	INDUSTRY SEGMENTS

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

13.	EARNINGS PER SHARE

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data)	2019	2018
Basic
Net income attributable to Intelligent Systems Corporation	$10,969	$6,244
Weighted average common shares outstanding	8,873	8,796
Earnings per share	$1.24	$0.71

Diluted
Net income attributable to Intelligent Systems Corporation	$10,969	$6,244
Weighted average common shares outstanding	8,873	8,796
Effect of dilutive potential common shares: stock options	95	152
Total	8,968	8,948
Earnings per share	$1.22	$0.70

At December 31, 2019 and 2018, respectively, there were 95,000 and 152,000 dilutive stock options exercisable.