Form 10-K/A
period 2019-12-31
INTELLIGENT SYSTEMS CORP
filed 2020-04-24
CIK 320340

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

As of April 1, 2020, 8,924,988 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”) of Intelligent Systems Corporation filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020. In this Amendment No. 1, sometimes we use the terms “company”, “us”, “ours”, “we”, “Registrant” and similar words to refer to Intelligent Systems Corporation and subsidiaries.

This Amendment No. 1 is being filed solely to include information required by Item 10 - “Directors, Executive Officers and Corporate Governance”, Item 11 - “Executive Compensation”, Item 12 - “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, Item 13 - “Certain Relationships and Related Transactions, and Director Independence” and Item 14 - “Principal Accounting Fees and Services” of Part III of Form 10-K. The reference on the cover page of the 2019 Annual Report to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2019 Annual Report is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2019 Annual Report are amended and restated in their entirety as set forth in this Amendment No. 1. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 certain currently dated certifications. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the Annual Report. This Amendment No. 1 does not reflect events occurring after the March 16, 2020 filing of the 2019 Annual Report or modify or update the disclosure contained in the 2019 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Annual Report and our other filings with the SEC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information about the current directors of our Company.

Name	Age	Position / Principal Occupation
J. Leland Strange	78	Director, Chairman of the Board, President and Chief Executive Officer
A. Russell Chandler, III [1] & [2]	75	Director, Retired, Chairman of Whitehall Group, Ltd.
Philip H. Moise 1 & 2	70	Director, Retired Executive Vice President and General Counsel of Immucor, Inc.

1.	Audit Committee
2.	Compensation Committee

The following biographical descriptions set forth certain information with respect to the directors of our Board, based on information furnished to us by each director.

A. Russell Chandler, III, has served as a director since 2017. Mr. Chandler has served as a director of Miller Industries, Inc., a publicly traded manufacturer of towing and recovery equipment, since April 1994. He is founder and Chairman of Whitehall Group Ltd., a private investment firm based in Atlanta, Georgia. Mr. Chandler served as Chairman of Precyse Technologies Inc. in 2010 and as its Chief Executive Officer through May 2013. Mr. Chandler served as Chairman of Datapath, Inc., a company that built mobile communications trailers for military applications, from October 2004 until June 2006 and he served as the Mayor of the Olympic Village for the Atlanta Committee for the Olympic Games from 1990 through August 1996. From 1987 to 1993, he served as Chairman of United Plastic Films, Inc., a manufacturer and distributor of plastic bags. He founded Qualicare, Inc., a hospital management company, in 1972 and served as its President and Chief Executive Officer until its sale in 1983. The Board considered Mr. Chandler’s extensive experience as an executive and long-term tenure as a member of the board of directors of a publicly traded company, as well as his operational and strategic insight in determining that he should serve as a director of the company.

Philip H. Moise has served as a director since 2013. Mr. Moise served as Executive Vice President, General Counsel and Secretary of Immucor, Inc. from 2007 until 2012. Immucor manufactures and sells instruments and reagents used to classify components of human blood prior to blood therapies and transfusions. Previously a publicly-held company, Immucor was acquired and taken private in 2011. Before joining Immucor, Mr. Moise was in the private practice of law for almost 30 years, where he represented public and private companies in the technology and life sciences industries. He represented Intelligent Systems for approximately 25 years before joining Immucor in 2007. The Board considered Mr. Moise’s familiarity with the company’s business and history; his business experience as an executive with a publicly traded company; his extensive legal background and experience in corporate transactions and corporate governance; and his familiarity with board and regulatory matters impacting publicly traded companies in determining that he should serve as a director of the company.

J. Leland Strange has served as our President since 1983 and our Chief Executive Officer and Chairman of the Board since 1985. The Board considered Mr. Strange’s many years of experience as the company’s CEO, his familiarity with the industries and customers which our operating companies serve, and his past experience on several boards of directors and audit and compensation committees of other publicly traded companies in determining that he should serve as a director of the company.

The existing vacancy on the Board of Directors will be filled by the shareholders at the 2020 Annual Meeting of Shareholders.

Executive Officers

The following information is provided about our non-director executive officer:

Name	Age	Position / Principal Occupation
Matthew A. White	38	Chief Financial Officer and Secretary

Matthew A. White was elected on January 22, 2019, as Chief Financial Officer and Corporate Secretary. Mr. White was previously serving as VP Finance and CFO of CoreCard Software, the main operating subsidiary of Intelligent Systems and he will continue to serve in that role. Prior to joining CoreCard Software. Mr. White held various accounting and financial reporting positions at Humana Inc. and, most recently, Equifax Inc. Prior to that he was a Senior Manager in the audit practice at Deloitte and is a licensed CPA.

The Board of Directors elects the executive officers to serve until they are removed, replaced or resign.

There are no family relationships among any of the company’s directors or executive officers.

Corporate Governance

Board Leadership Structure and Role in Risk Oversight

The Chief Executive Officer serves as Chairman of the Board of Directors of the company. Given the small size and limited geographic and industry scope of the company’s operations, the company believes that the leadership structure of the Board, consisting of four directors of which three are independent, is appropriate. There is no lead independent director because there has been no need for such a role based on the continuity resulting from the tenure of the directors and the small size of the Board. Given the character, size and limited scope of the company’s operations and the stability and long tenure of its workforce and management team, there is limited exposure to external risks other than general business, product and market risks. The company has limited, if any, exposure related to financial instruments, environmental issues, off balance sheet entities and such external risks. The Audit Committee, which consists of the independent directors, provides risk oversight as part of the company’s internal controls process and regularly reviews reports from management and external auditors on risk analysis and tests of the design and effectiveness of the company’s internal controls. The Board considered and has determined that risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the company. This determination was based on the limited nature of the company’s compensation program.

Meetings and Committees of the Board of Directors

The Board met fourteen times during the year ended December 31, 2019. The Board has established an Audit Committee and a Compensation Committee but has no nominating committee. The Audit Committee of the Board met four times in 2019. During 2019, the Audit Committee consisted of Mr. Chandler (chair) and Mr. Moise. In 2019, the Audit Committee appointed the company’s independent auditor to perform the 2019 audit and the 2019 quarterly reviews, and carried out a number of other responsibilities, as outlined in the Audit Committee Charter.

All members of the Audit Committee currently meet the applicable independence and qualifications standards of the NYSE American. The Board has determined that Mr. Chandler is a financial expert as defined by the rules of the SEC and is financially sophisticated as defined in the listing standards of NYSE American. The Board based this determination, in part, on Mr. Chandler’s experience in actively supervising senior financial and accounting personnel and in overseeing the preparation of financial statements as the audit committee chair of publicly-traded companies.

The Board has a Compensation Committee consisting of two independent directors, Messrs. Chandler and Moise (chair). The Compensation Committee met once in 2019. The Compensation Committee reviews, makes recommendations and approves the appropriate compensation level for the officers of the company and any changes in the company’s various benefit plans covering executive officers or directors as well as administering the company’s option plans. The Compensation Committee does not have a charter. Neither the Compensation Committee nor management has engaged a compensation consultant to provide advice or recommendations on the form or amount of executive or director compensation. From time to time, the Compensation Committee has sought input from publicly available data compiled by executive officers of the company relating to compensation paid to executive officers and directors in similar size, publicly traded companies in the same geographic area as the company is located. The Compensation Committee has also solicited input from the CEO with respect to compensation of non-CEO executive officers.

The Compensation Committee considers compensation data based on a comparator group. Our comparator group is intended to be representative of the market in which we compete most directly for executive talent. The selection of companies comprising our comparator group is based on similarity in revenue size, lines of business, participation in global markets and market capitalization. The peer group is constructed to target Intelligent Systems near the median of the composite ranking of the financial and operating metrics of the companies in the comparator group. The comparator group used in 2018 to set 2019 compensation was:

PaySign	American Software	GreenSky	Usio

In 2019, each director attended all meetings of the Board and Committee meetings on which he served.

The company does not currently have a standing nominating committee. There have been no material changes to the procedures by which shareholders may recommend nominees to the company’s Board of Directors.

Nominations Process

The Board has not appointed a standing nominating committee or adopted a formal nominating committee charter because the Board has determined that due to the size, make-up, independence, long tenure and relatively low turnover of the current Board, there would be limited benefit to the company or its shareholders to do so. Currently, A. Russell Chandler, III and Philip H. Moise, both of whom meet the applicable NYSE American independence requirements, participate in the consideration of director nominees. The same individuals also nominate the officers of the company for election by the Board.

The Board has not previously formed a policy with respect to consideration of candidates nominated by shareholders since there have been no such nominations. However, it is the Board’s intent to consider any security holder nominees that may be properly and timely put forth in the future. The Board has not identified any specific, minimum qualifications or skills that it believes must be met by a nominee for director. The company does not have a specific policy with respect to diversity in identifying nominees for director. Security holders wishing to nominate a candidate should submit the nominee’s name, affiliation and other pertinent information along with a statement as to why such person should be considered for nomination. Such nominations should be addressed to the Board in care of the Secretary of the company and be received no later than 14 days before the date of the Annual Meeting of Shareholders. The Board will evaluate any such nominees in a manner similar to that for all director nominees.

Communication Between Security Holders and the Board of Directors

Security holders wishing to communicate with members of the Board should send a letter to the Secretary of the company with instructions as to which director(s) is to receive the communication. The Secretary will forward the written communication to each member of the Board identified by the security holder or, if no individual director is identified, to all members of the Board. The company has not in the past required members of the Board to attend each Annual Meeting of Shareholders because the formal meetings have been attended by very few shareholders and have generally been very brief and procedural in nature. The Board will continue to monitor shareholder interest and attendance at future meetings and reevaluate this policy as appropriate.

Code of Business Conduct and Ethics

We have a Code of Ethics that applies to all directors, officers, and employees. The Code of Ethics is posted on our website at www.intelsys.com. We also disclose on our website, within the time required by the rules of the SEC, any waivers of, or amendments to, the Code of Ethics for the benefit of an executive officer.

Limitation of Directors’ Liability and Indemnification

We have director and officer liability insurance to cover liabilities our directors and officers may incur in connection with their services to us, including matters arising under the Securities Act. Our certificate of incorporation and bylaws also provide that we will indemnify our directors and officers who, by reason of the fact that he or she is one of our officers or directors, is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative related to their board role with us.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to an evaluation of the ability and integrity of any director, executive officer or control person of the company during the past ten years. On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant. The complaints assert claims against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies, and against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions and other relationships as well as certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who are beneficial owners of more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of Forms 3, 4 and 5 furnished to us, we believe that all of our directors, executive officers and any other applicable stockholders timely filed all reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2019, except Leland Strange was delinquent in filing a Form 4 report in May 2019. Such filing has been made as of the time of filing this report.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Option Awards.	Other Annual Compensation	Total
		$	$	$	$	$
J. Leland Strange	2019	300,000	350,000	--	4,200	654,200
President & Chief Executive Officer	2018	300,000	245,000	--	4,125	549,125

Matthew A. White [1]	2019	180,000	20,000	380,400	1,955	582,355
Chief Financial Officer & Secretary
Karen J. Reynolds [2]	2018	180,000	--	--	2,181	182,181
Former Chief Financial Officer and Secretary

1.	Mr. White was appointed CFO and Secretary on January 22, 2019.
2.	Ms. Reynolds was appointed CFO on June 22, 2016. She resigned on January 22, 2019.

The table above sets forth information regarding compensation awarded to, earned by or paid to the company’s CEO and the company’s most highly compensated person serving as an executive officer during the fiscal year other than the CEO (the “Named Executive Officers”). The Compensation Committee endeavors to provide compensation arrangements that are reasonable given the company’s size, the nature of its business and the executive’s duties; align pay with creating shareholder value; minimize risky behavior; and reward the executive for his/her contribution to achieving our business goals. Given the nature of our business, the small number of executives and the significant ownership held by Mr. Strange, the Compensation Committee believes that a straight-forward compensation plan that is economical to administer and that consists of a reasonable base salary and appropriate periodic bonuses is appropriate for the company. None of the Named Executive Officers has an employment agreement with the company and the company does not have any corporate non-equity incentive plans or nonqualified deferred compensation plans. From time to time, officers may be awarded bonuses to recognize achievement of corporate or subsidiary goals or other accomplishments. Mr. Strange was awarded a bonus in 2018 and 2019 in recognition of the growth of the company in 2018 and 2019. No options were re-priced in the two year period ended December 31, 2019. All Other Annual Compensation shown above includes matching contributions by the company to the respective accounts of the executive officers pursuant to the terms of our Tax-Deferred Savings and Protection Plan (the “401(k) Plan”). Such amounts are fully vested. It is our policy to provide executives with the same benefits provided to other employees with respect to medical, dental, life insurance and 401(k) plans.

Outstanding Equity Awards at Fiscal Year End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
J. Leland Strange	22,500 [1]	--	$1.72	02/28/2021
	45,000 [2]	--	$1.52	08/01/2021
Matthew A. White	--	30,000 [3]	$19.99	01/21/2029

1.	Stock options were issued on March 1, 2011 and vested in one third increments on the first, second and third anniversaries of the grant date.
2.	Stock options were issued on August 2, 2011 and vested in one third increments on the first, second and third anniversaries of the grant date.
3.	Stock options were issued on January 22, 2019 and vest in one third increments on the first, second and third anniversaries of the grant date.

The company does not have any Stock Award Plans and does not have any plans for executive officers that provide for the payment of retirement benefits.

Director Compensation

The table below sets forth all compensation earned by non-executive directors in the year ended December 31, 2019. The company does not have a stock award plan or non-equity incentive plan for directors. The company has a Non-Employee Directors’ Stock Option Plan which expired in 2010. It was replaced by the 2011 Non-Employee Directors’ Stock Option Plan, approved by shareholders in 2011.

	Fees Earned or Paid in Cash	Option Awards[1]	Total
Name	$	$	$
A. Russell Chandler, III	16,000	99,240	115,240
Philip H. Moise	16,000	99,240	115,240

1.

Messrs. Moise and Chandler were awarded 4,000 stock options at fair market value on the date of grant pursuant to the terms of the 2011 Non-Employee Directors’ Stock Option Plan. The amount reported is the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. At December 31, 2019, Mr. Chandler has an aggregate of 13,000 stock options outstanding of which 7,000 are fully vested; and Mr. Moise has a total of 16,000 options, 10,000 of which are exercisable.

All non-employee directors have the same compensation plan. Non-employee directors earn $8,000 per year plus a fee of $2,000 per meeting of the Board of Directors. There is no additional compensation for serving on a committee of the Board of Directors. Total cash compensation for annual board service is capped at $16,000 annually. Effective August 22, 2000, the company adopted a Non-Employee Directors’ Stock Option Plan which provided for an initial grant to each director of 5,000 options to purchase common stock of the company and annual grants of 4,000 options on the date of each subsequent Annual Meeting. Options are granted at fair market value on the date of grant. The Non-Employee Directors’ Stock Option Plan has expired and was replaced by the 2011 Non-Employee Directors’ Stock Option Plan, the terms of which are identical in all material respects to the expired plan and which was approved by shareholders in 2011. In 2019, two directors received a grant of 4,000 options each on May 23, 2019, the date of the Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains information concerning the persons who are known to us to be beneficial owners of more than 5 percent of our common stock as of March 15, 2020, and the ownership of our common stock as of that date by each director, each executive officer named in the Summary Compensation Table and by all directors and named executive officers as a group. There are no arrangements known to us which may result in change of control of the company.

Beneficial Owner	Address	Shares Beneficially Owned a, [e]	Percent of Class [a]

J. Leland Strange [b] Chairman of the Board, President, CEO	4355 Shackleford Road Norcross, GA 30093	1,850,688	20.6%

Wallace R. Weitz & Company [c]	1125 South 103rd St. Suite 200 Omaha, NE 68124	1,880,905	21.1%

Clifford N. Burnstein [d]	729 7th Avenue New York, NY 10019	835,445	9.4%

A. Russell Chandler, III, Director		24,000	*

Philip H. Moise, Director		14,000	*

Matthew A. White Chief Financial Officer and Corporate Secretary		10,000	*

All Directors and Named Executive Officers as a Group (4 persons)		1,898,688	21.1%

a.

Except as otherwise noted, beneficial ownership is determined on the basis of 8,924,988 shares of common stock issued and outstanding plus securities deemed outstanding pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended. Pursuant to the rules of the Securities and Exchange Commission (the “SEC”), a person is deemed to beneficially own shares of the company’s common stock if that person has or shares “voting power”, which includes the power to vote or to direct the voting of a security, or “investment power”, which includes the power to dispose of or to direct the disposition of a security. An asterisk indicates beneficial ownership of less than 1 percent. In computing the number of shares of common stock beneficially owned by a person or entity and the percentage ownership of that person or entity, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or that will become exercisable within 60 days of March 15, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

b.	Shares are jointly owned by J. Leland Strange and Jane H. Strange, Mr. Strange’s wife.

c.

Based on information set forth in a Schedule 13G filed on January 10, 2020, in which Wallace R. Weitz and Company, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, reported beneficial ownership of 1,880,905 shares of common stock, of which Wallace R. Weitz and Company has the sole power to vote and to dispose.

d.

Based on information set forth in a Schedule 13D filed on August 3, 2009, in which Clifford N. Burnstein, an individual, reported beneficial ownership of 835,445 shares of common stock, of which Clifford N. Burnstein has the sole power to vote and to dispose.

e.

Includes 94,500 shares reserved for issuance to officers and directors pursuant to stock options that were exercisable at March 15, 2020 or within sixty days of such date which are deemed beneficially owned by such person pursuant to Rule 13d-3(d)(1) of the Exchange Act. The amounts reported above for Mr. Strange include 67,500 shares, for shares underlying stock options exercisable at March 15, 2020 or within sixty days of such date. The amounts reported above for Mr. White include 10,000 shares for shares underlying stock options exercisable at March 15, 2020 or within sixty days of such date. The amount reported for Mr. Moise includes 10,000 shares for shares underlying stock options exercisable at March 15, 2020, or within sixty days of such date. The amount reported for Mr. Chandler includes 7,000 shares for shares underlying stock options exercisable at March 15, 2020, or within sixty days of such date.

The following table sets forth the amount of securities authorized for issuance under our equity compensation plans as of December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	126,500	8.94	763,000
Equity compensation plans not approved by security holders	--	--	--
Total	126,500	$8.94	763,000

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $210,000 in both years ending December 31, 2019 and 2018.

Director Independence

Two of the directors and all of the members of the Audit Committee are independent, as such term is defined in the listing standards of the NYSE American and the rules of the SEC. The Audit Committee meets the composition requirements of NYSE American’s listing standards for Small Business Issuers (as defined by the rules of NYSE American).

ITEM 14.	Principal Accountant Fees and Services

Nichols, Cauley & Associates, LLC (“Nichols Cauley”) acted as our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018. The Audit Committee has not yet selected auditors for the audit for the fiscal year 2020 because historically this decision is made in the second half of the year. The following is a summary of fees and expenses billed to the company by Nichols Cauley for services during 2019 and 2018:

Audit Fees - We were billed aggregate fees of $157,000 and $83,000 for review and audit services by Nichols Cauley in the years ended December 31, 2019 and 2018, respectively.

All Other Fees - We were billed fees of $28,000 and $27,000 in other fees by Nichols Cauley in the years ended December 31, 2019 and 2018, respectively. Such fees were for services provided to a subsidiary of the company related to SSAE-18 Type II reports for the subsidiary’s processing services.

It is the policy of the Audit Committee to approve in advance, either verbally or in writing, all audit services and permitted non-audit services provided to the company by the independent accountants. All such services were pre-approved by the Audit Committee in the two years ended December 31, 2019.

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

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: April 24, 2020	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2020

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	April 24, 2020

/s/ A. Russell Chandler III A. Russell Chandler III	Director	April 24, 2020

/s/ Philip H. Moise Philip H. Moise	Director	April 24, 2020