Form 10-Q
period 2020-03-31
INTELLIGENT SYSTEMS CORP
filed 2020-05-05
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-9330

INTELLIGENT SYSTEMS CORPORATION
Exact name of registrant as specified in its charter)

Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4355 Shackleford Road, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 381-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 30, 2020, 8,924,988 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation CONSOLIDATED BALANCE SHEETS (unaudited, in thousands, except share and per share amounts)

As of	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$30,538	$26,415
Accounts receivable, net	8,083	8,759
Other current assets	979	905
Total current assets	39,600	36,079
Investments	2,290	3,081
Notes and interest receivable, net of current portion	2,568	1,795
Property and equipment, at cost less accumulated depreciation	2,414	2,177
Other long-term assets	3,428	1,108
Total assets	$50,300	$44,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$372	$403
Deferred revenue, current portion	4,111	689
Accrued payroll	1,412	2,503
Accrued expenses	293	153
Income tax payable	1,440	1,100
Other current liabilities	1,783	1,345
Total current liabilities	9,411	6,193
Noncurrent liabilities:
Deferred revenue, net of current portion	15	23
Deferred tax liability	275	275
Long-term lease obligation	2,232	460
Total noncurrent liabilities	2,522	758
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,924,988 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	89	89
Additional paid-in capital	15,512	15,450
Accumulated other comprehensive loss	(125)	(94)
Accumulated income	22,891	21,844
Total Intelligent Systems Corporation stockholders’ equity	38,367	37,289
Total liabilities and stockholders’ equity	$50,300	$44,240

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue
Services	$7,893	$6,166
Products	‒	800
Total net revenue	7,893	6,966
Cost of revenue
Services	3,506	2,534
Products	‒	‒
Total cost of revenue	3,506	2,534
Expenses
Marketing	32	38
General and administrative	1,058	594
Research and development	918	1,195
Income from operations	2,379	2,605
Investment (loss) income	(1,050)	24
Other income, net	136	102
Income before income taxes	1,465	2,731
Income taxes	418	659
Net income	$1,047	$2,072
Earnings per share attributable to Intelligent Systems Corporation:
Basic	$0.12	$0.23
Diluted	$0.12	$0.23
Basic weighted average common shares outstanding	8,924,988	8,841,321
Diluted weighted average common shares outstanding	9,021,754	8,990,438

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,047	$2,072
Other comprehensive income (loss):
Foreign currency translation adjustments	(31)	(1)
Unrealized loss on available-for-sale marketable securities	‒	‒
Total comprehensive income	$1,016	$2,071

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	8,817,988	$88	$15,050	$(92)	$10,875	$25,921
Stock options exercised	33,000	1	58			59
Net income					2,072	2,072
Stock compensation expense			25			25
Foreign currency translation adjustment				(1)		(1)
Balance at March 31, 2019	8,850,988	$89	$15,133	(93)	$12,947	$28,076

Balance at December 31, 2019	8,924,988	$89	$15,450	$(94)	$21,844	$37,289
Net income					1,047	1,047
Stock compensation expense			62			62
Foreign currency translation adjustment				(31)		(31)
Balance at March 31, 2020	8,924,988	$89	$15,512	$(125)	$22,891	$38,367

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019

OPERATING ACTIVITIES:
Net income	$1,047	$2,072
Adjustments to reconcile net income from continuing operations to net cash used for operating activities:
Depreciation and amortization	302	180
Stock-based compensation expense	62	25
Non-cash investment expense	1,009	--
Non-cash interest income	(32)	(30)
Equity in loss of affiliate company	41	--
Changes in operating assets and liabilities:
Accounts receivable	676	42
Other current assets	(74)	110
Other long-term assets	(6)	(37)
Accounts payable	(31)	--
Accrued payroll	(1,091)	140
Deferred revenue, current portion	3,422	124
Accrued expenses	140	56
Other current liabilities	236	1,061
Deferred revenue, net of current portion	(8)	(37)
Net cash provided by operating activities	5,693	3,706

INVESTING ACTIVITIES:
Purchases of property and equipment	(539)	(112)
Advances of notes receivable	(1,000)	(500)
Net cash used for investing activities	(1,539)	(612)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	--	59
Net cash provided by financing activities	--	59

Effects of exchange rate changes on cash	(31)	(1)
Net increase in cash	4,123	3,152
Cash at beginning of period	26,415	18,919
Cash at end of period	$30,538	$22,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2020 and 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2019, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies in the first quarter of 2020, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10 and ASU 2019-11 to provide additional guidance on the credit losses standard. The ASUs are effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We plan to adopt the ASUs on January 1, 2023. The ASUs are currently not expected to have a material impact on our consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three months ended March 31, 2020 and 2019:

Three months ended March 31, (in thousands)	2020	2019
License	$--	$800
Professional services	5,279	3,964
Processing and maintenance	2,194	1,811
Third party	420	391
Total	$7,893	$6,966

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended March 31, 2020 and 2019 are as follows:

Three months ended March 31, (in thousands)	2020	2019
European Union	$320	$1,219
United States	7,573	5,747
Total	$7,893	$6,966

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2020 and 2019. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2020	2019
Customer A	66%	48%
Customer B	4%	17%

3.	Notes Receivable

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of December 31, 2019. During 2018, we advanced $550,000 on three separate simple Promissory Note(s). During 2019, as discussed in Note 4, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021. In October 2019 and January 2020, we entered into Loan Agreements and advanced an additional $500,000 and $1,000,000, respectively, that bear interest at the rate of 6.0 percent annually with a maturity date of October 2021 and January 2022, respectively.

In the quarter ended March 31, 2018, we entered into a Convertible Loan Agreement with a private limited India based company in the FinTech industry. We committed to lend up to $435,000 with an initial advance of $235,000. The loan bears interest at the rate of 5.0 percent annually with the maturity date on the third anniversary of funding of such Promissory Note. We are entitled to convert the principal on the initial Note for up to ten percent ownership of shares of the company. Due to the economic downturn resulting from the Indian government’s response to COVID-19 and the impact of the economic downturn on the private limited India based company, we have determined that the principal and interest is likely not collectible and therefore recorded a valuation allowance of $259,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020.

4.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes, as discussed in more detail in Note 3, with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We account for our investment using the equity method of accounting which resulted in a loss of $41,000 for the three months ended March 31, 2020, included in investment loss on the Consolidated Statement of Operations. The carrying value of $2,280,000 is included in long-term investments.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the recent pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard.

5.	Stock-based Compensation

At March 31, 2020, we have three stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three-month periods ended March 31, 2020 and 2019 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $62,000 and $25,000 of stock-based compensation expense during the quarters ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there is $353,000 of unrecognized compensation cost related to stock options. No options were granted during the three months ended March 31, 2020. We granted 30,000 options during the three months ended March 31, 2019. The following table summarizes options as of March 31, 2020:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2020	126,500	$8.94	4.6	$3,209,875
Vested and exercisable at March 31, 2020	94,500	$4.09	2.9	$2,825,115

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2019 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

The fair value of equity method investments has not been determined as it was impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense. The fair value of our cost method investments was determined using Level 3 inputs.

8.	Commitments and Contingencies

Leases

We have noncancellable operating leases for offices and data centers expiring at various dates through March 2025. These operating leases are included in "Other long-term assets" on the Company's March 31, 2020 and December 31, 2019 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "other current liabilities" and "Long-term lease obligation" on the Company's March 31, 2020 and December 31, 2019 Consolidated Balance Sheets. Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets and lease liabilities for operating leases of approximately $3,261,000 and $945,000 as of March 31, 2020 and December 31, 2019, respectively. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The weighted average discount rate used to determine our lease liabilities was 3.8% and 5.5% as of March 31, 2020 and December 31, 2019, respectively. The weighted average remaining lease term as of March 31, 2020 and December 31, 2019 was 4 and 1.1 years, respectively. Lease expense of $142,000 for the three months ended March 31, 2020 consisted of $61,000 included in Cost of revenue, $52,000 included in General and Administrative and $29,000 included in Research and Development. Lease expense of $130,000 for the three months ended March 31, 2019 consisted of $54,000 included in Cost of revenue, $52,000 included in General and Administrative and $24,000 included in Research and Development.

Legal Matters

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss and on March 3, 2020, briefing on the motion to dismiss was completed.  The motion to dismiss is currently pending. We dispute these claims and intend to defend the matter vigorously. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of March 31, 2020.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832 in the Eastern District of New York. The court also entered a briefing schedule for Defendants’ anticipated motion to dismiss, which is currently due on June 19, 2020. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of March 31, 2020.

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

There were no unrecognized tax benefits at March 31, 2020 and December 31, 2019. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for years before 2016.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10- K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in our license revenue and associated professional services due to the addition of a large new customer in 2018. In total, this customer represented 66% and 48% of our consolidated revenues in the first quarter of 2020 and 2019, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2020 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

While we typically receive revenue based on the number of active accounts on file rather than transaction volume, the recently declared pandemic related to the coronavirus could adversely impact our future results if the ability of our customers to continue to add new accounts is negatively impacted by the decrease in economic activity caused by the virus. As noted above, we receive license revenue when our customers achieve new active account tiers. The impact of slower growth or declines in active accounts would result in lower than expected license revenue which would then result in lower than expected maintenance revenue. Similarly, we typically receive processing revenue based on the number of active accounts our customers have on our system. If our customers fail to add new accounts or experience declines in active accounts due to inactivity, we could experience lower than expected growth in processing revenue or lower processing revenue. We could also experience delays or declines in professional services revenue and new customer sign-ups and implementations if customers or potential customers delay or cancel their plans due to the virus related economic slowdown. The impact on first quarter results was limited, however we expect more significant negative impacts on full year results which we are not currently able to quantify.

Additionally, our operations could be impacted, and we could experience higher costs if, despite our mitigation and prevention efforts, the virus spread prevents affected employees from performing key duties. Our employees in India have been required to work remotely since mid-March. We have maintained key functions; however the continuance of remote work will likely negatively impact productivity which could impact operations and revenues.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 530 employees located in India and Romania. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In November 2018, our Board of Directors authorized a share repurchase program of $5 million. We did not make any share repurchases in 2020 or 2019.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three-month period ended March 31, 2020 was $7,893,000 which represents a 13 percent increase over the first quarter of 2019.

●

Revenue from services was $7,893,000 in the first quarter of 2020 compared to $6,166,000 in the first quarter of 2019. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first quarter of 2020 as compared to the first quarter of 2019 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the first quarter of 2020. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes or due to the economic slowdown caused by the recent pandemic. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard® software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $0 in the three-month period ended March 31, 2020, compared to $800,000 in the three-month period ended March 31, 2019. The decrease results from no customers achieving new license tiers in the first quarter of 2020.

Cost of Revenue – Total cost of revenue was 44 percent and 36 percent of total revenue in the three-month period ended March 31, 2020 and 2019, respectively. The increase in cost of revenue as a percentage of revenue is primarily driven by decreased product sales with low associated costs. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. However, we are continuing to experience economies of scale in our processing environment and did experience a decrease year over year for our cost of financial transaction processing services as a percentage of transaction processing services revenue. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three-month period ended March 31, 2020, total operating expenses from consolidated operations were greater than in the corresponding period in 2019 primarily due to increased general and administrative expenses, partially offset by decreased research and development and marketing expenses. General and administrative expenses were higher in 2020 than in 2019, primarily due to higher legal and insurance costs resulting from the securities litigation discussed in Item 3 below. Research and development expenses were 23 percent lower in 2020 as compared to 2019, mainly due to lower recognition-based bonus accruals, partially offset by payroll and related expense for additional offshore technical personnel. Marketing expenses decreased 16 percent year over year as we continued to place less focus on marketing initiatives for CoreCard. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the quarter ended March 31, 2020, we recorded $1,050,000 of investment losses compared to investment income of $24,000 for the quarter ended March 31, 2019. The 2020 investment losses primarily relate to impairment charges on investments resulting from the economic downturn caused by the recent pandemic and losses on equity method investments.

Other Income, net – In the quarter ended March 31, 2020, we recorded $136,000 in other income compared to $102,000 for the quarter ended March 31, 2019. The increase results from higher interest income on higher cash and notes receivable balances.

Income Taxes – Our effective tax rate for the quarter ended March 31, 2020, was 28.5% compared to an effective tax rate of 24% for the quarter ended March 31, 2019. The higher effective tax rate is due to a valuation allowance on investment losses recorded in the first quarter of 2020.

Liquidity and Capital Resources

Our cash balance at March 31, 2020 was $30,538,000 compared to $26,415,000 at December 31, 2019. During the quarter ended March 31, 2020, cash provided by operations was $5,693,000 compared to cash provided by operations of $3,706,000 for the quarter ended March 31, 2019. The increase is primarily due to higher deferred revenue balances and a non-cash impairment charge, partially offset by lower net income and lower accrued payroll. In addition, we advanced $1,000,000 on a Promissory Note which is described in more detail in Note 3 to the Consolidated Financial Statements.

We used $539,000 of cash to acquire computer equipment primarily for the technical resources added in our India office and to upgrade our existing processing environment in the U.S.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2019. During the three-month period ended March 31, 2020, there were no significant or material changes in the application of critical accounting policies.

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

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies.  The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs.  On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832 in the Eastern District of New York.  The court also entered a briefing schedule for Defendants’ anticipated motion to dismiss, which is currently due on June 19, 2020.

For information regarding our accounting for legal contingencies, see Note 8 of the Notes to Consolidated Financial Statements in this Form 10-Q.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)
3.2	Bylaws of the Registrant dated December 7, 2007 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated May 3, 2019).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 5, 2020	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 5, 2020	By:	/S/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Bylaws of the Registrant dated December 7, 2007 Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated May 3, 2019.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.