Form 10-Q
period 2020-09-30
INTELLIGENT SYSTEMS CORP
filed 2020-11-03
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report UNDER SECTION 13 or 15(D) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020 OR

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

As of September 30, 2020, 8,929,368 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I      Financial Information

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$34,391	$26,415
Accounts receivable, net	4,045	8,759
Other current assets	1,217	905
Total current assets	39,653	36,079
Investments	2,063	3,081
Notes and interest receivable	2,643	1,795
Property and equipment, at cost less accumulated depreciation	6,890	2,177
Other long-term assets	3,304	1,108
Total assets	$54,553	$44,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$465	$403
Deferred revenue, current portion	3,475	689
Accrued payroll	2,016	2,503
Accrued expenses	107	153
Income tax payable	792	1,100
Other current liabilities	1,582	1,345
Total current liabilities	8,437	6,193
Noncurrent liabilities:
Deferred revenue, net of current portion	3	23
Deferred tax liability	279	275
Long-term lease obligation	2,208	460
Total noncurrent liabilities	2,490	758
Intelligent Systems Corporation stockholders’ equity:
Common stock, $0.01 par value, 20,000,000 shares authorized, 8,929,368 and 8,924,988 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	89	89
Additional paid-in capital	15,780	15,450
Accumulated other comprehensive loss	(129)	(94)
Accumulated income	27,886	21,844
Total Intelligent Systems Corporation stockholders’ equity	43,626	37,289
Total liabilities and stockholders’ equity	$54,553	$44,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Services	$8,704	$7,297	$24,650	$20,275
Products	1,600	2,225	1,600	3,725
Total net revenue	10,304	9,522	26,250	24,000
Cost of revenue
Services	4,217	3,012	11,418	8,445
Products	−	−	−	−
Total cost of revenue	4,217	3,012	11,418	8,445
Expenses
Marketing	31	35	94	124
General and administrative	936	700	2,698	2,394
Research and development	1,639	1,575	3,477	3,634
Income from operations	3,481	4,200	8,563	9,403
Investment income (loss)	(92)	(109)	(1,237)	(105)
Other income (loss)	59	104	312	353
Income before Income taxes	3,448	4,195	7,638	9,651
Income taxes	653	1,103	1,596	2,379
Net income	$2,795	$3,092	$6,042	$7,272
Earnings per share attributable to Intelligent Systems Corporation:
Basic	$0.31	$0.35	$0.68	$0.82
Diluted	$0.31	$0.34	$0.67	$0.81
Basic weighted average common shares outstanding	8,927,908	8,886,321	8,925,961	8,859,544
Diluted weighted average common shares outstanding	9,022,996	9,013,459	9,021,314	8,977,501

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,795	$3,092	$6,042	$7,272
Other comprehensive income (loss):
Foreign currency translation adjustments	11	4	(35)	(32)
Total comprehensive income	$2,806	$3,096	$6,007	$7,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	8,817,988	$88	$15,050	$(92)	$10,875	$25,921
Stock options exercised	33,000	1	58			59
Net income					2,072	2,072
Stock compensation expense			25			25
Foreign currency translation adjustment				(1)		(1)
Balance at March 31, 2019	8,850,988	$89	$15,133	$(93)	$12,947	$28,076
Net income					2,108	2,108
Stock compensation expense			55			55
Foreign currency translation adjustment				(35)		(35)
Balance at June 30, 2019	8,850,988	$89	$15,188	$(128)	$15,055	$30,204
Stock options exercised	47,000		104			104
Net income					3,092	3,092
Stock compensation expense			49			49
Foreign currency translation adjustment				4		4
Balance at September 30, 2019	8,897,988	$89	$15,341	$(124)	$18,147	$33,453

Balance at December 31, 2019	8,924,988	$89	$15,450	$(94)	$21,844	$37,289
Net income					1,047	1,047
Stock compensation expense			62			62
Foreign currency translation adjustment				(31)		(31)
Balance at March 31, 2020	8,924,988	$89	$15,512	$(125)	$22,891	$38,367
Net income					2,200	2,200
Stock compensation expense			61			61
Foreign currency translation adjustment				(15)		(15)
Balance at June 30, 2020	8,924,988	$89	$15,573	$(140)	$25,091	$40,613
Net income					2,795	2,795
Stock compensation expense	4,380		207			207
Foreign currency translation adjustment				11		11
Balance at September 30, 2020	8,929,368	$89	$15,780	$(129)	$27,886	$43,626

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2020	2019

OPERATING ACTIVITIES:
Net income	$6,042	$7,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,460	730
Stock-based compensation expense	330	129
Non-cash investment expense	1,009	−
Non-cash interest income	(93)	(23)
Equity in loss of affiliate company	268	104
Changes in operating assets and liabilities:
Accounts receivable	4,714	(2,328)
Other current assets	(312)	163
Other long-term assets	185	(65)
Accounts payable	62	8
Accrued payroll	(487)	904
Deferred revenue, current portion	2,786	(339)
Accrued expenses	(46)	27
Other current liabilities	(993)	1,167
Deferred revenue, net of current portion	259	(70)
Net cash provided by operating activities	15,184	7,679

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,173)	(1,553)
Advances of notes receivable	(1,000)	(1,500)
Net cash used for investing activities	(7,173)	(3,053)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	−	163
Net cash provided by financing activities	−	163
Effects of exchange rate changes on cash	(35)	(32)
Net increase in cash	7,976	4,757
Cash at beginning of period	26,415	18,919
Cash at end of period	$34,391	$23,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,826	$875

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “Company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2020 and 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2019, as filed in our Annual Report on Form 10-K.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We plan to adopt this standard in the first quarter of 2021 and the adoption is not expected to have a material impact on the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies certain interactions between the guidance to account for certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities under Topic 321, Topic 323 and Topic 815. For public entities, ASU 2020-01 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. We are currently assessing the impact that the adoption of ASU 2020-01 will have on our Consolidated Financial Statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.         REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
License	$1,600	$2,225	$1,600	$3,725
Professional services	5,392	4,579	15,827	13,206
Processing and maintenance	2,950	2,235	7,817	5,770
Third party	362	483	1,006	1,299
Total	$10,304	$9,522	$26,250	$24,000

Foreign revenues are based on the location of the customer. Revenues from customers by geographic area for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
European Union	$364	$448	$948	$2,899
United States	9,940	9,074	25,302	21,101
Total	$10,304	$9,522	$26,250	$24,000

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and nine month periods ended September 30, 2020 and 2019. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	68%	70%	67%	58%
Customer B	3%	4%	3%	12%
Customer C	11%	6%	11%	6%

3.         NOTES RECEIVABLE

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of December 31, 2019. During 2018 and 2019, we advanced $1,050,000 on four separate simple Promissory Notes. During 2019, as discussed in Note 4, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021. We expect to defer payment of the June 2021 Loan and have therefore classified the Loan as long-term. In October 2019 and January 2020, we entered into Loan Agreements and advanced an additional $500,000 and $1,000,000, respectively, that bear interest at the rate of 6.0 percent annually with a maturity date of October 2021 and January 2022, respectively. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate the carrying values of our notes receivable on a continuing basis to determine whether there are any indications that the carrying amount of the note receivable may not be recoverable. We have not recorded any impairments related to this investment as of September 30, 2020, however, significant variations from current expectations could impact future assessments resulting in future impairment charges.

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

4.         INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes, as discussed in more detail in Note 3, with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We account for our investment using the equity method of accounting which resulted in losses of $92,000 and $268,000 for the three and nine months ended September 30, 2020, respectively, included in investment loss on the Consolidated Statement of Operations. The carrying value of $2,053,000 is included in long-term investments. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment or determined that an impairment trigger existed at September 30, 2020, significant variations from current expectations could impact future assessments resulting in future impairment charges.

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

5.         STOCK-BASED COMPENSATION

At September 30, 2020, we have three stock-based compensation plans in effect. In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which authorizes the issuance of 200,000 shares of common stock to non-employee directors. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and nine month periods ended September 30, 2020 and 2019 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $207,000 and $49,000 of stock-based compensation expense for the three months ended September 30, 2020 and 2019, respectively, and $330,000 and $129,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there is $235,000 of unrecognized compensation cost related to stock options. There were no options exercised during the three and nine months ended September 30, 2020. During the quarter ended September 30, 2020, an aggregate of 4,380 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the Annual Meeting of Shareholders and vested upon issuance. No options expired unexercised during the quarter. The following table summarizes options as of September 30, 2020:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2020	126,500	$8.94	4.1	$3,801,190
Vested and exercisable at September 30, 2020	102,500	$5.61	2.8	$3,421,390

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2019 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, marketable securities and trade accounts and notes receivable. Our available cash is held in accounts managed by third-party financial institutions. Cash may exceed the Federal Deposit Insurance Corporation, or FDIC, insurance limits. While we monitor cash balances on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash; however, we can provide no assurances that access to our cash will not be impacted by adverse conditions in the financial markets.

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

8.         COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2025. These operating leases are included in "Other long-term assets" on the Company's September 30, 2020 and December 31, 2019 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Other current liabilities" and "Long-term lease obligation" on the Company's September 30, 2020 and December 31, 2019 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	September 30, 2020	December 31, 2019

Right-of-use asset, net and lease liabilities (in thousands)	$3,170	$945
Cash paid for operating lease liabilities (in thousands)	$754	$563
Weighted average remaining lease term (years)	3.6	1.1
Weighted average discount rate	3.9%	5.5%

Maturities of our operating lease liabilities as of September 30, 2020 is as follows:

Operating Leases
(In thousands)
2020	$293
2021	977
2022	795
2023	718
2024	495
Thereafter	108
Total lease liabilities	$3,386

Lease expense for the three months ended September 30, 2020 and 2019 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of Revenue	$218	$78	$508	$201
General and Administrative	52	52	157	157
Research and Development	30	18	89	55
Total	$300	$148	$754	$413

Legal Matters

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded Company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the Company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss, and on March 3, 2020, briefing on the motion to dismiss was completed. The motion to dismiss is currently pending. We dispute these claims and intend to defend the matter vigorously. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of September 30, 2020.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York. On June 19, 2020, Defendants filed their motion to dismiss, and briefing was subsequently completed. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery to which Defendants’ response is due no later than December 7, 2020.

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

There were no unrecognized tax benefits at September 30, 2020 and December 31, 2019. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to ISC. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. ISC undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

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

We provide technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs and accounts receivable and loan transactions. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to us, and professional services primarily for software customizations provided to both license and processing customers.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in our professional services revenue due to the addition of a large new customer in 2018. In total, this customer represented 67% and 58% of our consolidated revenues in the first nine months of 2020 and 2019, respectively. We expect future professional services, maintenance and license revenue from this customer in 2020 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

While we typically receive revenue based on the number of active accounts on file rather than transaction volume, the pandemic related to the coronavirus could adversely impact our future results if the ability of our customers to continue to add new accounts is negatively impacted by the decrease in economic activity caused by the virus. As noted above, we receive license revenue when our customers achieve new active account tiers. The impact of slower growth or declines in active accounts would result in lower than expected license revenue which would then result in lower than expected maintenance revenue. Similarly, we typically receive processing revenue based on the number of active accounts our customers have on our system. If our customers fail to add new accounts or experience declines in active accounts due to inactivity, we could experience lower than expected growth in processing revenue or lower processing revenue. We could also experience delays or declines in professional services revenue and new customer sign-ups and implementations if customers or potential customers delay or cancel their plans due to the virus related economic slowdown. Thus far, we have experienced some slowdowns in customer account growth and some customers have stopped adding new accounts resulting in flat or declining active accounts. The impact on results to date was limited and, for the second and third quarter, was mitigated primarily by new program offerings by a large customer related to government stimulus efforts. These programs are limited in duration and will likely start to decline in the fourth quarter. We could therefore experience more significant negative impacts on full year results which we are not currently able to quantify.

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

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 530 employees located in India and Romania. In October 2020, we added new locations in Dubai, United Arab Emirates and Chennai, India to expand our international capabilities. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and nine month periods ended September 30, 2020 was $10,304,000 and $26,250,000, respectively, which represents increases of 8 percent and 9 percent compared to the respective periods in 2019.

●

Revenue from services was $8,704,000 and $24,650,000 in the three and nine month periods ended September 30, 2020, respectively, which represents increases of 19 percent and 22 percent compared to the respective periods in 2019. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the third quarter and first nine months of 2020 as compared to the third quarter and first nine months of 2019 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the third quarter of 2020. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $1,600,000 in both the three and nine month periods ended September 30, 2020, compared to $2,225,000 and $3,725,000 in the respective comparable periods of 2019. The decrease results from fewer customers achieving new license tiers in the third quarter and first nine months of 2020.

Cost of Revenue – Total cost of revenue was 41 percent and 43 percent of total revenue in the three and nine month periods ended September 30, 2020, respectively, compared to 32 percent and 35 percent of total revenue in the corresponding periods of 2019. The increase in cost of revenue as a percentage of revenue is primarily driven by decreased product sales with low associated costs. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. Investments in our infrastructure in 2020 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three month period ended September 30, 2020, total operating expenses from consolidated operations were higher than in the corresponding period in 2019 primarily due to higher general and administrative expenses. In the nine month period ended September 30, 2020, total operating expenses from consolidated operations were slightly higher than in the corresponding period in 2019 primarily due to higher general and administrative expenses, partially offset by lower research and development and marketing expenses. Research and development expenses were 4 percent higher and 4 percent lower in three and nine month periods in 2020, respectively, as compared to the same periods in 2019. In the three month period ended September 30, 2020, research and development expenses were higher mainly due to payroll and related expense for additional offshore technical personnel. In the nine month period ended September 30, 2020, research and development expenses were lower mainly due to lower recognition-based bonus accruals, partially offset by higher payroll and related expense for additional offshore technical personnel. General and administrative expenses were 34 percent higher in the three month period ended September 30, 2020 due to higher stock compensation and salaries expenses due to the new 2020 Non-Employee Directors’ Stock Incentive Plan and an increase in headcount, respectively. Additionally, General and administrative expenses were 13 percent higher in the nine month period ended September 30, 2020 due to higher legal and advisory expenses related to ongoing securities litigation as discussed below partially offset by strategic initiatives of the Board that did not recur in the comparable 2020 period. Marketing expenses decreased 11 percent and 24 percent for the three and nine month periods in 2020, respectively, as compared to the same periods in 2019 as we continued to place less focus on marketing initiatives for CoreCard. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and nine months ended September 30, 2020, we recorded $92,000 and $1,237,000 of investment losses, respectively, compared to investment losses of $109,000 and $105,000 for the three and nine months ended September 30, 2019, respectively. The investment losses for the nine months ended September 30, 2020 primarily relate to impairment charges on investments resulting from the economic downturn caused by the recent pandemic and losses on equity method investments.

Other Income (Loss) – In the three and nine months ended September 30, 2020, we recorded income of $59,000 and $312,000, respectively, compared to income of $104,000 and $353,000 for the comparable 2019 periods. The decrease for the three and nine month periods is primarily due to lower interest rates in the 2020 period.

Income Taxes – Our effective tax rates for the three and nine months ended September 30, 2020 were 18.9 percent and 20.9 percent compared to effective tax rates of 26.3 percent and 24.7 percent for the respective periods in 2019. In the three and nine month periods ended September 30, 2020, our effective tax rates were lower primarily due to research and development tax credits recognized in the third quarter.

Liquidity and Capital Resources

Our cash balance at September 30, 2020 was $34,391,000 compared to $26,415,000 at December 31, 2019. During the nine months ended September 30, 2020, cash provided by operations was $15,184,000 compared to cash provided by operations of $7,679,000 for the nine months ended September 30, 2019. The increase is primarily due to higher deferred revenue and lower accounts receivable balances and a non-cash impairment charge, partially offset by lower accrued income taxes, net income and accrued payroll. In addition, we advanced $1,000,000 on a Promissory Note which is described in more detail in Note 3 to the Consolidated Financial Statements. We used $6,173,000 of cash to acquire computer equipment primarily for the technical resources added in our India office and to upgrade our existing processing environment in the U.S.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2019. During the nine month period ended September 30, 2020, there were no significant or material changes in the application of critical accounting policies.

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

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York. On June 19, 2020, Defendants filed their motion to dismiss, and briefing was subsequently completed. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery to which Defendants’ response is due no later than December 7, 2020.

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: November 3, 2020	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: November 3, 2020	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer

Exhibit Index

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011)

3.2	Bylaws of the Registrant dated December 7, 2007 (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated May 3, 2019).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.