Form 10-K
period 2020-12-31
INTELLIGENT SYSTEMS CORP
filed 2021-03-04
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2020 was $208,401,926 (computed using the closing price of the common stock on June 30, 2020 as reported by the NYSE American).

As of February 28, 2021, 8,928,885 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021 are incorporated by reference in Part III hereof.

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

We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our FinTech operations are conducted through our wholly owned CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania, India and Dubai, as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. Corecard’s affiliate companies are CoreCard SRL in Romania, ISC Software in India and Corecard Software DMCC in Dubai, that perform software development and testing as well as processing operations support for CoreCard.

For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

CoreCard Software, Inc. – We conduct our business primarily through CoreCard. CoreCard SRL in Romania, ISC Software in India and Corecard Software DMCC in Dubai perform software development, software testing, business analysis, operations and support for CoreCard but have not sold products or services directly to third parties to date. Accordingly, this discussion describes the CoreCard business involving the four entities as a single business unit. CoreCard designs, develops and markets a comprehensive suite of software solutions to program managers, accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, loyalty programs and accounts receivable and loan transactions. CoreCard utilizes the same core software solution in its processing operations as it sells to licensees, although licensees typically request a variety of customizations which may or may not deviate from the core software solution offering.

The CoreCard software solutions allow companies to offer various types of debit and credit cards as well as installment and revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network associations.

The CoreCard proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:

●

Credit Cards/Loans – revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc. Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e., MasterCard, VISA or Discover) bank cards, fleet cards, loans of any type, or any other type of “system of record” accounts receivable.

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

The CoreCard software solutions allow customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. The CoreCard solutions are feature-rich, have web interfaces including a standard library of APIs and contain financial transaction processing solutions that allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on lower cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from lower overall costs since the solution provides scalability by adding additional servers as card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, documented APIs for easy integration to the backend functionality and robust fee libraries. These features support customer-defined pricing and payment terms and allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

We believe CoreCard is unique among software companies because it offers a full array of card and account management software solutions, available either for in-house license or outsourced processing by CoreCard’s processing business (“Processing Services”) at the customer’s option. CoreCard also provides customers with a unique option to license the same CoreCard software that is used in the CoreCard processing environment and transfer it in-house for customer-controlled processing at a later date.

●

License – CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for the customer’s unique requirements, at a customer controlled location. It usually requires substantial additional resources from CoreCard to customize or operate the licensed software. CoreCard is de-emphasizing the license option.

●

Processing Services – CoreCard offers processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer.

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit cards (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2021. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SSAE-18 SOC 1 and SOC 2 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from Discover, MasterCard, Visa, Star and Pulse.

CoreCard added a significant new license customer in 2018, which represented 69% and 60% of our consolidated revenues for the twelve months ended December 31, 2020 and 2019, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2021 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer.

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

CoreCard’s principal target markets include consumer revolving credit portfolios, accounts receivable businesses, prepaid card issuers, retail and private-label issuers (large and small), small third-party processors, and small, mid-size and large financial institutions in the United States. CoreCard has customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard competes with several larger and more established software processors. Many of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than does CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers and processing customers a robust technology platform, lower overall cost per account fees, greater system flexibility, and more customer-driven marketing options. Additionally, the size and flexibility of CoreCard makes it possible to get to market more quickly with customized, flexible programs. Under our Processing Services option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard software platform and modules include CoreENGINE™, CoreISSUE™, CoreFraud™, CoreCOLLECT™, CoreAPP™, CoreMONEY™ and CoreAcquire™. Using a proprietary, base transaction processing platform called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE™ is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management. In addition, CoreCard configures and/or customizes its robust base modules with additional or specific functionality to meet each customer’s requirements. The Company has developed and licensed such products to customers in the prepaid, fleet, private label, retail and credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully, particularly for the Processing Services business.

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

Research and Development

We spent $5.2 million and $5.5 million in the years ended December 31, 2020 and 2019, respectively, on Company sponsored research and development. All of our consolidated research and development expense is related to our FinTech business. We maintain a workforce of over 500 employees in our offshore operations in India and Romania for software development and testing, as well as operations support for processing services. We are continuously improving our financial technology software in response to market requirements and trends and expect to continue to do so.

Patents, Trademarks and Trade Secrets

We have one U.S. patent covering aspects of CoreCard’s core software platform. It may be possible for competitors to duplicate certain aspects of our products and processes even though we regard such aspects as proprietary. We have registered with the U.S. Patent and Trademark Office and several foreign jurisdictions various trademarks and service marks for our products. We believe that an active trade secret, trade name, trademark, and copyright protection program is one element in developing and maintaining brand recognition and protecting our intellectual property. We presently market our products under trademarks and service marks such as CoreCard, CoreENGINE™, CoreISSUE™, CoreCOLLECT™, CoreMONEY™ and others.

Personnel

As of February 15, 2021, we had approximately 570 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, the majority are involved in CoreCard’s software development, testing and operations, and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes, and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 11 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are significantly different than the general business risks discussed elsewhere in this Annual Report.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We have a lease covering approximately 17,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed March 31, 2018 for a three year term. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our offshore subsidiaries; we lease approximately 4,700 square feet of additional office space in the same facility in Bhopal, India; and we lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We plan to procure additional office space in India and North America to support our continual hiring efforts.

ITEM 3.	LEGAL PROCEEDINGS

For information regarding our accounting for legal contingencies, see Note 7 of the Notes to Consolidated Financial Statements in this Form 10-K.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE American (“NYSE”) under the symbol “INS”. We had 175 shareholders of record as of February 15, 2021. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Repurchases of Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program [2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [2]
October 1, 2020 to October 31, 2020	-	-	-	$5,000,000
November 1, 2020 to November 30, 2020	42,961	$37.63	42,961	$3,384,000
December 1, 2020 to December 31, 2020	610	$38.47	610	$3,361,000
Total	43,571	$37.62	43,571	$3,361,000

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

1 This price includes per share commissions paid.

2 Our stock repurchase program, which was initially announced in November 2018, allows for the repurchase of up to a total of $5 million of our common stock, of which $1.64 million has been utilized. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the Company during the period covered by this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania, India and Dubai, as well as a corporate office in Atlanta, Georgia which provides significant administrative, human resources and executive management support to CoreCard.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we are also experiencing growth in revenue from license customers due to the addition of a large new customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 69 percent and 60 percent of our consolidated revenues for 2020 and 2019, respectively. We expect future professional services, maintenance and license revenue from this customer in 2021 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

During 2020, we experienced the loss of a large customer due to insolvency, referred to as “Customer B” in the Notes to Consolidated Financial Statements. We recognized revenue of $845,000 and $3,700,000 from this customer for the years ended 2020 and 2019, respectively, a decrease of approximately $2,855,000 in 2020 as compared to 2019. We opened offices in Dubai and Chennai and hired some of the insolvent company’s employees and are in the process of converting some of their customers to our processing platform. We expect revenue in 2021 and future years from servicing these customers and adding new customers in the region.

We typically receive revenue based on the number of active accounts on file rather than transaction volume and therefore the COVID-19 pandemic and related economic slowdown has had a muted impact on our results. Most of our employees in India have been working remotely throughout the pandemic which has impacted our ability to hire and train new employees. We have been able to maintain key functions and business continuity while delivering growth in our professional services revenue; however, the hiring and training constraints could impact future growth in our professional services revenue.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including more than 500 employees located in India and Romania. In 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. In October 2020, we opened offices in Dubai, United Arab Emirates and Chennai, India to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. The new offices include engineering, support and business professionals with significant payments industry experience and experience operating CoreCard’s Processing platforms in the related regions. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

Our revenue fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. It is difficult to predict the level of consolidated revenue on a quarterly basis for various reasons, including the following:

●

Software license revenue in a given period may consist of a relatively small number of contracts, and contract values can vary considerably depending on the software product and scope of the license sold. Consequently, even minor delays in delivery under a software contract, which may be out of our control, could have a significant and unpredictable impact on the consolidated revenue that we recognize in a given quarterly or annual period.

●

Customers may decide to postpone or cancel a planned implementation of our software for any number of reasons, which may be unrelated to our software or contract performance, that may affect the amount, timing and characterization of our deferred and/or recognized revenue.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. Additionally, in November 2018, our Board of Directors authorized a share repurchase program of $5 million. We made $1.6 million in share repurchases in 2020, and no share repurchases were made in 2019.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2020 was $35,873,000 which represents a 5 percent increase over 2019.

●

Revenue from services was $32,273,000 in 2020, which represents a 13 percent increase from 2019 revenue of $28,578,000. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in 2020 as compared to 2019 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed in 2020. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which includes software license fees was $3,600,000 in 2020, compared to $5,725,000 in 2019. The decrease results from fewer customers achieving new license tiers in 2020 than in 2019.

Cost of Revenue – Total cost of revenue was 43 percent of total revenue for the twelve months ended December 31, 2020, compared to 34 percent for the twelve months ended December 31, 2019. The increase in cost of revenue as a percentage of revenue is primarily driven by investments made in our processing infrastructure including hardware and software purchases and additional space in our data centers. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. We made significant investments in our processing infrastructure in 2020 in anticipation of adding new processing customers in 2021 and future years. These increased costs, primarily depreciation of new hardware and additional data center space, negatively impacted our margins in 2020 and will continue to do so until we add additional customers. However, we do expect future economies of scale in our processing environment. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2020, total operating expenses from consolidated operations were slightly lower as compared to the corresponding period in 2019 primarily due to lower research and development expenses, partially offset by higher general and administrative expenses. Research and development expenses were lower mainly due to lower recognition-based bonus accruals, partially offset by higher payroll and related expense for additional offshore technical personnel. General and administrative expenses increased due to higher stock compensation and salaries expenses due to the new 2020 Non-Employee Directors’ Stock Incentive Plan and an increase in headcount, respectively, partially offset by strategic initiatives of the Board in 2019 that did not recur in 2020. Marketing expenses decreased in 2020 as we continued to place less focus on marketing initiatives for CoreCard. Our client base increased in 2020 and 2019 with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – Investment Income (Loss) was a loss of $1,044,000 in 2020 and income of $34,000 in 2019. In 2020, we recorded an impairment charge of $1,009,000 on investments resulting from the economic downturn caused by the recent pandemic.

Other Income, net – Other Income, net was $378,000 in 2020 and $99,000 in 2019. The increase is primarily due to higher interest income resulting from higher cash and note receivable balances, partially offset by lower interest rates.

Income Taxes – We recorded $2,468,000 in 2020 for income tax expense, an effective tax rate of 23.2%, compared to tax expense of $2,546,000 in 2019, an effective tax rate of 18.8%. The 2019 period benefited from an excess tax benefit related to the exercise of stock options. We expect our future effective tax rate to be within the range of 22-24%.

Liquidity and Capital Resources

Our cash balance at December 31, 2020 was $37,956,000 compared to $26,415,000 at December 31, 2019. During the year ended December 31, 2020, cash provided by operations was $20,966,000 compared to cash provided by operations of $10,585,000 for the year ended December 31, 2019. The increase is primarily due to lower accounts receivable, an increase in cash held for program management funding, higher depreciation and non-cash investment losses. These increases were partially offset by lower net income and lower accrued payroll.

We used $6,875,000 of cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office during 2020.

We do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 5, although there can be no assurance that appropriate opportunities will arise. Additionally, in November 2018, our Board of Directors authorized a share repurchase program of $5 million. We made share repurchases of $1.6 million in 2020, and we did not make any share repurchases in 2019.

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
●

other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, or

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

Valuation of Investments – We hold minority interests in non-publicly traded companies whose values are not readily determinable and are based on management’s estimate of realizability of the value of the investment. Future adverse changes in market conditions, poor operating results, lack of progress of the investee company or its inability to raise capital to support its business plan could result in investment losses or an inability to recover the current carrying value of the investment. Our policy with respect to minority interests is to record an impairment charge when we conclude an investment has experienced a decline in value that is other than temporary. At least quarterly, we review our investments to determine any impairment in their carrying value and we write-down any impaired asset at quarter-end to our best estimate of its current realizable value.

We have an equity investment and various loans with a privately held identity and professional services company with ties to the FinTech industry. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment or determined that an impairment trigger existed at December 31, 2020, significant variations from current expectations could impact future assessments resulting in future impairment charges.

We also have an investment with a privately held technology company and program manager in the FinTech industry. In the first quarter of 2020, due to the economic downturn resulting from the recent pandemic, we recorded an impairment charge of $750,000 to reduce the carrying value of the investee company to $0.

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
●

Our largest customer represented 69% of our consolidated revenues for the twelve months ended December 31, 2020. Failure to meet our responsibilities under the related contract could result in breach of contract and loss of the customer and related future revenues.

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

Recent Accounting Pronouncements – Refer to Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS

The following Consolidated Financial Statements and related report of independent registered public accounting firm are included in this report and are incorporated by reference in Part II, Item 8 hereof. See Index to Financial Statements on page F-1 hereof.

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Item 9b. Other information

On March 2, 2021, the Board of Directors of the Company adopted and approved, effective immediately, the Amended and Restated Bylaws of the Company (the “Bylaws”). The amendment included, among other things, a new Article Three, Section 3.4 (Election of Directors) of the Bylaws to provide for majority voting in uncontested director elections (as well as conforming changes to certain other sections of the Bylaws). A copy of the Company’s Bylaws, including the amendment referenced above, is included as Exhibit 3.2 to this Current Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as director and about the directors and executive officers of the Company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the Company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans as of December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	126,500	$8.94	885,620
Equity compensation plans not approved by security holders	--	--	--
Total	126,500	$8.94	885,620

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period.  In 2013, the 2003 Plan expired with 197,500 options ungranted. In the years ended December 31, 2020 and 2019, no options and 25,000 options, respectively, were exercised under the 2003 Plan. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultants and advisors. In 2020 and 2019, no options were exercised under the 2015 Plan. In 2020, no options were granted and in 2019 30,000 options were granted under the 2015 Plan. In 2020, no options were cancelled and in 2019, 10,000 options were cancelled under the 2015 Plan.

In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 options to purchase shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. In the years ended December 31, 2020 and 2019, no options and 12,000 options were granted to non-employee members of our board of directors at the 2020 and 2019 Annual Meetings, respectively, pursuant to the 2011 Directors Plan. Additionally, in 2020 and 2019, no options and 8,000 options, respectively, were exercised under the Directors Plan. In 2020 and 2019, no options and 74,000 options, respectively, were exercised under the 2011 Directors Plan. In 2019, under the 2011 Directors Plan, 6,000 options were cancelled.

In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which replaces the 2011 Director Plan and authorizes the issuance of 200,000 shares of common stock to non-employee directors. During 2020, an aggregate of 4,380 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the Annual Meeting of Shareholders and vested upon issuance. We expect to grant each independent director $50,000 of stock on the date of each subsequent Annual Meeting.

Please refer to the subsection entitled “Voting – Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for information about the ownership of our common stock by certain persons. This information is incorporated into this Item 12 by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at 4355 Shackleford Road, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $214,000 and $210,000 in the years ended December 31, 2020 and 2019, respectively.

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

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3(i) of the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021.

10.1	Lease Agreement dated April 1, 2015, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2015.)

10.3	Management Compensation Plans and Arrangements:
(a)	Intelligent Systems Corporation Stock Incentive Plan
(b)	2011 Non-Employee Directors Stock Option Plan
(c)	2020 Non-Employee Directors’ Stock Incentive Plan

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: March 4, 2021	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	March 4, 2021

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 4, 2021

/s/ Philip H. Moise Philip H. Moise	Director	March 4, 2021

/s/ Elizabeth W. Camp Elizabeth W. Camp	Director	March 4, 2021

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Intelligent Systems Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intelligent Systems Corporation and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter – Revenue Recognition – Refer to Note 1 of the Financial Statements.

Critical Audit Matter Description

The Company recognizes revenue when or as the Company satisfies a customer agreement performance obligation by transferring control of a product or service to a customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

In determining revenue recognition for these customer agreements, judgment may need to be exercised by the Company, and will include the following:

-     An assessment of the products and services promised in contracts or customer agreements, and the identification of a performance obligation for each promise to transfer to the customer a product or service that is distinct.

-     Determination of relative standalone selling price for distinct performance obligations.

-     The timing of product or service delivery for performance obligations.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

-     We evaluated the internal controls related to the identification of distinct performance obligations and the determination of the timing of revenue recognition.

-     We evaluated management’s significant accounting policies related to these customer agreements.

-     We selected customer agreements and performed the following procedures:

o     Obtained and read the customer agreements or contracts for each selected agreement.

o     Evaluated and tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations.

o     From the terms in the customer agreement, evaluated the appropriateness of management’s application of their accounting principles, in their determination of revenue recognition conclusions.

-     We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Critical Audit Matter – Valuation of Investments - Refer to Note 1 and Note 3 to the Financial statements

Critical Audit Matter Description:

The Company evaluates equity method investments for impairment when events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Should the evaluation indicate impairment of the investment, and the circumstances indicate that the impairment is other than temporary impairment, the impairment is recognized through a reduction of the carrying amount of the investment.

Concluding on identifying events or circumstances regarding the recoverability of an investment carrying amount, measuring impairment, and determining if impairment is other than temporary, involve significant and complex management judgment, specific to a particular investment.

How the Critical Audit Matter Was Addressed in the Audit:

Our principal audit procedures related to the Company’s process for equity method investment other than temporary impairment evaluation included:

-     We evaluated the internal controls related to the identification of events of changes in circumstances indicating that the carrying amount of an investment might not be recoverable.

-     We obtained and read management’s equity method investment assessment documentation for evaluating events or changes that may indicate that the carrying amount of an investment might not be recoverable.

-     We reviewed management’s assessment of events or changes in circumstances for reasonableness.

-     We evaluated management’s significant accounting policies related to the identification of other than temporary impairment.

/s/ Nichols, Cauley and Associates, LLC

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

March 4, 2021

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2020	2019
ASSETS
Current assets:
Cash	$37,956	$26,415
Accounts receivable, net	3,270	8,759
Other current assets	1,263	905
Total current assets	42,489	36,079
Investments	1,921	3,081
Notes and interest receivable	2,681	1,795
Property and equipment, at cost less accumulated depreciation	6,914	2,177
Other long-term assets	3,020	1,108
Total assets	$57,025	$44,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$714	$403
Deferred revenue, current portion	1,322	689
Accrued payroll	1,901	2,503
Accrued expenses	321	153
Income tax payable	954	1,100
Other current liabilities	4,850	1,345
Total current liabilities	10,062	6,193
Deferred revenue, net of current portion	--	23
Deferred tax liability	818	275
Long-term lease obligation	1,994	460
Total noncurrent liabilities	2,812	758
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares - 8,929,368 and 8,924,988 at December 31, 2020 and 2019, respectively;
Outstanding shares - 8,885,797 and 8,924,988 at December 31, 2020 and 2019, respectively	89	89
Additional paid-in capital	15,836	15,450
Treasury stock, 43,571 and 0 shares as of December 31, 2020 and 2019, respectively, at cost	(1,639)	--
Accumulated other comprehensive loss	(140)	(94)
Accumulated income	30,005	21,844
Total stockholders’ equity	44,151	37,289
Total liabilities and stockholders’ equity	$57,025	$44,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2020	2019
Revenue
Services	$32,273	$28,578
Products	3,600	5,725
Total net revenue	35,873	34,303
Cost of revenue
Services	15,427	11,759
Products	--	--
Total cost of revenue	15,427	11,759
Expenses
Marketing	132	151
General and administrative	3,866	3,495
Research and development	5,153	5,516
Income from operations	11,295	13,382
Investment income (loss)	(1,044)	34
Other income	378	99
Income before income taxes	10,629	13,515
Income taxes	2,468	2,546
Net income	$8,161	$10,969
Earnings per share:
Basic	$0.91	$1.24
Diluted	$0.91	$1.22
Basic weighted average common shares outstanding	8,919,602	8,873,071
Diluted weighted average common shares outstanding	9,014,985	8,967,901

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2020	2019
Net income	$8,161	$10,969
Other comprehensive income (loss):
Foreign currency translation adjustments	(46)	(2)
Comprehensive income	$8,115	$10,967

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	8,817,988	$88	$15,050	$--	$(92)	$10,875	$25,921
Stock options exercised	107,000	1	209				210
Net income						10,969	10,969
Stock compensation expense			191				191
Foreign currency translation adjustment					(2)		(2)
Balance at December 31, 2019	8,924,988	$89	$15,450	$--	$(94)	$21,844	$37,289
Common stock repurchased*	(43,571)			(1,639)			(1,639)
Net income						8,161	8,161
Stock compensation expense	4,380		386				386
Foreign currency translation adjustment					(46)		(46)
Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151

*At December 31, 2020, approximately $3,361,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
CASH PROVIDED BY (USED IN):	2020	2019
OPERATING ACTIVITIES:
Net income	$8,161	$10,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,138	1,012
Stock-based compensation expense	386	191
Gain on sale of investment	(125)	(34)
Provision for deferred income taxes	543	555
Non-cash investment loss	1,009	--
Non-cash interest income	(131)	(49)
Equity in loss of affiliate company	400	332
Changes in operating assets and liabilities:
Accounts receivable, net	5,489	(5,028)
Other current assets	(358)	224
Other long-term assets	22	61
Accounts payable	311	131
Accrued payroll	(602)	1,358
Deferred revenue, current portion	633	(92)
Accrued expenses	168	82
Other current liabilities	2,945	961
Deferred revenue, net of current portion	(23)	(88)
Net cash provided by operating activities	20,966	10,585

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,875)	(1,676)
Advances on note and interest receivable	(1,000)	(2,000)
Proceeds from sale of investments	135	379
Net cash used in investing activities	(7,740)	(3,297)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	--	210
Repurchases of common stock	(1,639)	--
Net cash (used in) provided by financing activities	(1,639)	210
Effects of exchange rate changes on cash	(46)	(2)
Net increase in cash	11,541	7,496
Cash at beginning of year	26,415	18,919
Cash at end of year	$37,956	$26,415
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,826	$1,159

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations – Our operations consist primarily of our CoreCard Software, Inc. (“CoreCard”) subsidiary and its affiliate companies in Romania, India and Dubai, as well as the corporate office in Atlanta, Georgia which provides significant administrative, human resources and executive management support to CoreCard. CoreCard provides technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry.

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2020 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 4 for additional information.

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

The cost of each major class of property and equipment at December 31, 2020 and 2019 is as follows:

(in thousands)	Useful life in years			2020	2019
Machinery and equipment	3	-	5	$11,793	$4,995
Furniture and fixtures	5	-	7	210	203
Building		39		306	301
				12,309	5,499
Accumulated depreciation				(5,395)	(3,322)
Property and equipment, net				$6,914	$2,177

Depreciation expense was $2,138,000 and $1,012,000 in 2020 and 2019, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

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

At December 31, 2020 and 2019, the aggregate value of investments was $1,921,000 and $3,081,000, respectively.

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

The fair value of equity method investments has not been determined as it is impracticable to do so due to the fact that the investee companies are relatively small, early stage private companies for which there is no comparable valuation data available without unreasonable time and expense. The fair value of our cost method investments was determined using Level 3 inputs.

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
●

other optional standalone contracts, usually performed after the customer is live on the software, for services such as new interfaces or custom features requested by the customer, additional training and problem resolution not covered in annual maintenance contracts, or

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

Cost of Revenue – For cost of revenue for software contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets and recognize the costs when the associated revenue is recognized. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, pass-through third party costs, and data center, network association and compliance costs for processing services. We also capitalize the initial implementation fees for processing services contracts and recognize the costs over the life of the contract when the corresponding revenue is recognized.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2020 and 2019 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $386,000 and $191,000 of stock-based compensation expense for the years ended December 31, 2020 and 2019, respectively.

There were 4,380 shares granted in the year ended December 31, 2020, pursuant to the 2020 Non-employee Directors’ Stock Incentive Plan, and a total of 12,000 options were granted in the year ended December 31, 2019, pursuant to the 2011 Non-employee Directors Stock Option Plan. No options were granted in 2020. The fair value of each option granted in 2019 has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Year ended December 31,	2020	2019
Risk free interest rate	N/A	2.58%
Expected life of option in years	N/A	10
Expected dividend yield rate	N/A	0%
Expected volatility	N/A	51%

Under these assumptions, the weighted average fair value of options granted in 2019 was $16.15 per share. The fair value of the grants is being amortized over the vesting period for the options. All of the Company’s stock-based compensation expense relates to stock options and stock grants. The total remaining unrecognized compensation cost at December 31, 2020 related to unvested options was $235,000 and is expected to be recognized by the first quarter of 2022.

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

Comprehensive Income (Loss) – Comprehensive income (loss) represents net income adjusted for the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. These items are accumulated over time as “accumulated other comprehensive loss” on the Consolidated Balance Sheets and consist primarily of net earnings/loss and foreign currency translation adjustments associated with foreign operations that use the local currency as their functional currency.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2020 and 2019:

Year ended December 31, (in thousands)	2020	2019
License	$3,600	$5,725
Professional services	20,610	19,203
Processing and maintenance	10,228	7,650
Third party	1,435	1,725
Total	$35,873	$34,303

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2020 and 2019 are as follows:

Year ended December 31, (in thousands)	2020	2019
European Union	$1,009	$3,834
United States	34,864	30,469
Total	$35,873	$34,303

3.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We account for our investment using the equity method of accounting which resulted in losses of $400,000 and $332,000 for the twelve months ended December 31, 2020 and 2019, respectively, included in investment loss on the Consolidated Statement of Operations. The carrying value of $1,921,000 is included in long-term investments. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment or determined that an impairment trigger existed at December 31, 2020, significant variations from current expectations could impact future assessments resulting in future impairment charges.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the recent pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. At December 31, 2020, we held $3,335,000 in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet.

As of December 31, 2019, we owned 25.5% of NKD Enterprises, LLC and accounted for our investment under the equity method of accounting. We recorded our portion of the company’s losses until the value of the investment reached zero. In 2020, our ownership of the entity was diluted to 10%. As a result, our accounting method for this investment changed from equity method to cost method. We received a $230,000 distribution from the company in the fourth quarter of 2020, included in investment income on the Consolidated Statement of Operations.

4.	ACCOUNTS RECEIVABLE and customer concentrations

At December 31, 2020 and 2019, our allowance for doubtful accounts was $0. There were no charges against the allowance for doubtful accounts in 2020 or 2019.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2020	2019	2020	2019
Customer A	69%	60%	59%	80%
Customer B	2%	11%	10%	11%
Customer C	10%	6%	6%	2%

5.	NOTES RECEIVABLE

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of December 31, 2019. During 2018, we advanced $550,000 on three separate simple Promissory Note(s). As discussed in Note 3, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021. In October 2019 and January 2020, we entered into Loan Agreements and advanced an additional $500,000 and $1,000,000, respectively, that bears interest at the rate of 6.0 percent annually with maturity dates of October 2021 and January 2022, respectively. We have deferred payment of these Loans to December 2023 and have therefore classified the Loans as long-term.

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

6.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)	2020	2019
Current	$1,925	$1,991
Deferred	543	555
Total	$2,468	$2,546

The following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2020	2019
Statutory rate	21%	21%
State and local taxes, net of federal benefit	4.7	3.7
Equity compensation	0.3	(5.7)
Foreign tax credit	(2.7)	--
Other	(0.1)	(0.2)
Effective rate	23.2%	18.8%

Net deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2020	2019
Deferred tax (liabilities) assets:
Unrealized loss on investments	$788	$582
Foreign Tax Credit	124	--
Fixed assets	(1,347)	(370)
Other	134	95
Total deferred tax (liability) asset	(301)	307
Less valuation allowance	(517)	(582)
Net deferred tax liability	$(818)	$(275)

We had net deferred tax liabilities of approximately $0.8 million and $0.3 million at December 31, 2020 and December 31, 2019, respectively. The gross deferred tax asset/liability has been offset by a valuation allowance in 2020 and 2019 of $0.5 million and $0.6 million, respectively, because the Company believes that it is more likely than not that the amount will not be realized. We have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2020 and 2019. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for returns filed more than three years ago.

7.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2025. These operating leases are included in other long-term assets on the Company's Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

Year Ended December 31,	2020	2019

Right-of-use asset, net and lease liabilities (in thousands)	$2,889	$945
Cash paid for operating lease liabilities (in thousands)	$1,033	$563
Weighted average remaining lease term (years)	3.5	1.1
Weighted average discount rate	3.8%	5.5%

Maturities of our operating lease liabilities as of December 31, 2020 is as follows:

Operating Leases
(In thousands)
2021	$983
2022	795
2023	718
2024	495
Thereafter	108
Total lease liabilities	$3,099

Lease expense for the years ended December 31, 2020 and 2019 consisted of the following:

Year Ended December 31, (in thousands)	2020	2019
Cost of revenue	$725	$230
General and administrative	214	210
Research and development	113	123
Total	$1,052	$563

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

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”). On June 19, 2020, Defendants filed their motion to dismiss, and briefing was subsequently completed. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”). On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things.

8.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $46,000 and $41,000 in 2020 and 2019, respectively.

9.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $214,000 and $210,000 to ISC Properties, LLC in the years ended December 31, 2020 and 2019, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

10.	STOCK COMPENSATION PLANS

We instituted the 2003 Incentive Stock Plan (the “2003 Plan”) in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period.  In 2013, the 2003 Plan expired with 197,500 options ungranted. In the years ended December 31, 2020 and 2019, no options and 25,000 options, respectively, were exercised under the 2003 Plan. In June 2015, shareholders approved the 2015 Incentive Stock Plan (the “2015 Plan”) which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultants and advisors. In 2020 and 2019, no options were exercised under the 2015 Plan. In 2020, no options were granted and in 2019 30,000 options were granted under the 2015 Plan. In 2019, 10,000 options were cancelled under the 2015 Plan.

In August 2000, we instituted a Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) that authorized the issuance of up to 200,000 options to purchase shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted. The shareholders approved a new plan, the 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”), in May 2011, with essentially the same terms and conditions as the Directors Plan. In the years ended December 31, 2020 and 2019, no options and 12,000 options were granted to non-employee members of our board of directors at the 2020 and 2019 Annual Meetings, respectively, pursuant to the 2011 Directors Plan. Additionally, in 2020 and 2019, no options and 8,000 options, respectively, were exercised under the Directors Plan. In 2020 and 2019, no options and 74,000 options, respectively, were exercised under the 2011 Directors Plan. In 2020, no options were cancelled and in 2019, under the 2011 Directors Plan, 6,000 options were cancelled.

In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which replaces the 2011 Director Plan and authorizes the issuance of 200,000 shares of common stock to non-employee directors. During 2020, an aggregate of 4,380 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the Annual Meeting of Shareholders and vested upon issuance. We expect to grant each independent director $50,000 of stock on the date of each subsequent Annual Meeting.

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. As of December 31, 2020, a total of 1,356,500 options under all plans have been granted, 947,320 have been exercised, 282,680 have been cancelled, 102,500 are fully vested and exercisable and 24,000 are not vested. All options expire ten years from their respective dates of grant.

As of December 31, 2020, there was $235,000 of unrecognized compensation cost related to stock options granted under the plans, which is expected to be recognized by the first quarter of 2022.

Stock option activity during the years ended December 31, 2020 and 2019 was as follows:

	2020			2019
Options outstanding at January 1			126,500			207,500
Options cancelled			-			(16,000)
Options exercised			-			(107,000)
Options granted			-			42,000
Options outstanding at December 31			126,500			126,500

Options available for grant at December 31			885,620			763,000

Options exercisable at December 31			102,500			84,500

Exercise price ranges per share:
Granted			N/A	$19.99	-	$39.11
Exercised			N/A	$0.69	-	$7.80
Outstanding	$1.52	-	$39.11	$1.52	-	$39.11

Weighted average exercise price per share:
Granted			-			$25.45
Exercised			-			$1.97
Outstanding at December 31			$8.94			$8.94
Exercisable at December 31			$5.61			$2.21

The following tables summarize information about the stock options outstanding under the Company’s option plans as of December 31, 2020.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$1.52	-	$1.72	67,500	0.5	$1.59	$2,600,325
$3.50	-	$39.11	59,000	7.6	$17.35	$1,342,770
$1.52	-	$39.11	126,500	3.8	$8.94	$3,943,095

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$1.52	-	$1.72	67,500	0.5	$1.59	$2,600,325
$3.50	-	$39.11	35,000	7.3	$13.36	$936,370
$1.52	-	$39.11	102,500	2.8	$5.61	$3,536,695

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The amount of aggregate intrinsic value will change based on the fair value of the Company’s common stock.

11.	FOREIGN OPERATIONS

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. In October 2020, we opened offices in Dubai, United Arab Emirates and Chennai, India to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. The new offices include engineering, support, and business professionals with significant payments industry experience and experience operating CoreCard’s Processing platforms in the related regions. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $156,000 and $153,000 at December 31, 2020 and 2019, respectively, substantially all long-lived assets are in the United States.

At December 31, 2020 and 2019, continuing operations of foreign subsidiaries had assets of $1,958,000 and $1,226,000, respectively, and total liabilities of $1,754,000 and $1,267,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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

Basic earnings per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock options. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options.

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data)	2020	2019
Basic
Net income	$8,161	$10,969
Weighted average common shares outstanding	8,920	8,873
Earnings per share	$0.91	$1.24

Diluted
Net income	$8,161	$10,969
Weighted average common shares outstanding	8,920	8,873
Effect of dilutive potential common shares: stock options	95	95
Total	9,015	8,968
Earnings per share	$0.91	$1.22

At both December 31, 2020 and 2019, there were 95,000 dilutive stock options exercisable.