Form 10-Q
period 2021-03-31
INTELLIGENT SYSTEMS CORP
filed 2021-05-04
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 OR

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

As of April 30, 2021, 8,882,350 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I         FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$31,001	$37,956
Accounts receivable, net	5,069	3,270
Notes and interest receivable, current portion	220	--
Other current assets	1,059	1,263
Total current assets	37,349	42,489
Investments	1,788	1,921
Notes and interest receivable, net of current portion	3,030	2,681
Property and equipment, at cost less accumulated depreciation	7,555	6,914
Other long-term assets	4,111	3,020
Total assets	$53,833	$57,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$781	$714
Deferred revenue, current portion	794	1,322
Accrued payroll	1,543	1,901
Accrued expenses	262	321
Income tax payable	1,383	954
Other current liabilities	2,640	4,850
Total current liabilities	7,403	10,062
Noncurrent liabilities:
Deferred revenue, net of current portion	101	--
Deferred tax liability	818	818
Long-term lease obligation	2,864	1,994
Total noncurrent liabilities	3,783	2,812
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares - 8,996,868 and 8,929,368 at March 31, 2021 and December 31, 2020, respectively;
Outstanding shares - 8,882,350 and 8,885,797 at March 31, 2021 and December 31, 2020, respectively	90	89
Additional paid-in capital	15,999	15,836
Treasury stock, 114,518 and 43,571 shares at March 31, 2021 and December 31, 2020, respectively, at cost	(4,351)	(1,639)
Accumulated other comprehensive loss	(136)	(140)
Accumulated income	31,045	30,005
Total stockholders’ equity	42,647	44,151
Total liabilities and stockholders’ equity	$53,833	$57,025

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue
Services	$8,912	$7,893
Products	‒	‒
Total net revenue	8,912	7,893
Cost of revenue
Services	4,429	3,506
Products	‒	‒
Total cost of revenue	4,429	3,506
Expenses
Marketing	37	32
General and administrative	880	1,058
Research and development	2,101	918
Income from operations	1,465	2,379
Investment income (loss)	(133)	(1,050)
Other income, net	75	136
Income before income taxes	1,407	1,465
Income taxes	367	418
Net income	$1,040	$1,047
Earnings per share:
Basic	$0.12	$0.12
Diluted	$0.12	$0.12
Basic weighted average common shares outstanding	8,899,011	8,924,988
Diluted weighted average common shares outstanding	8,933,090	9,021,754

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$1,040	$1,047
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(31)
Total comprehensive income	$1,044	$1,016

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	8,924,988	$89	$15,450	$--	$(94)	$21,844	$37,289
Net income						1,047	1,047
Stock compensation expense			62				62
Foreign currency translation adjustment					(31)		(31)
Balance at March 31, 2020	8,924,988	$89	$15,512	$--	$(125)	$22,891	$38,367

Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Common stock repurchased*	(70,947)			(2,712)			(2,712)
Stock options exercised	67,500	1	106				107
Net income						1,040	1,040
Stock compensation expense			57				57
Foreign currency translation adjustment					4		4
Balance at March 31, 2021	8,882,350	$90	$15,999	$(4,351)	$(136)	$31,045	$42,647

*At March 31, 2021, approximately $649,000 was authorized for future repurchases of our common stock. In April 2021, the Board authorized an additional $10 million for our share repurchase program.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$1,040	$1,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	855	302
Stock-based compensation expense	57	62
Non-cash investment loss	--	1,009
Non-cash interest income	(37)	(32)
Equity in loss of affiliate company	133	41
Changes in operating assets and liabilities:
Accounts receivable, net	(1,799)	676
Other current assets	204	(74)
Other long-term assets	(33)	(6)
Accounts payable	67	(31)
Accrued payroll	(358)	(1,091)
Deferred revenue, current portion	(528)	3,422
Accrued expenses	211	140
Other current liabilities	(2,239)	236
Deferred revenue, net of current portion	101	(8)
Net cash (used for) provided by operating activities	(2,326)	5,693

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,496)	(539)
Advances on notes and interest receivable	(550)	(1,000)
Proceeds from payments on notes receivable	18	--
Net cash used for investing activities	(2,028)	(1,539)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	107	--
Repurchases of common stock	(2,712)	--
Net cash used for financing activities	(2,605)	--

Effects of exchange rate changes on cash	4	(31)
Net (decrease) increase in cash	(6,955)	4,123
Cash at beginning of period	37,956	26,415
Cash at end of period	$31,001	$30,538

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2021 and 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2020, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies in the first quarter of 2021, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Accounting Pronouncements Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. This standard is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted this standard in the first quarter of 2021 and the adoption did not have a material impact on the Consolidated Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”), which clarifies certain interactions between the guidance to account for certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities under Topic 321, Topic 323 and Topic 815. For public entities, ASU 2020-01 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard in the first quarter of 2021 and the adoption did not have a material impact on the Consolidated Financial Statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three months ended March 31, 2021 and 2020:

Three months ended March 31, (in thousands)	2021	2020
License	$--	$--
Professional services	5,747	5,279
Processing and maintenance	2,607	2,194
Third party	558	420
Total	$8,912	$7,893

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended March 31, 2021 and 2020 are as follows:

Three months ended March 31, (in thousands)	2021	2020
European Union	$31	$320
United States	8,881	7,573
Total	$8,912	$7,893

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2021 and 2020. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2021	2020
Customer A	71%	66%

3.	NOTES RECEIVABLE

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced. During 2018, we advanced $550,000 on three separate simple Promissory Note(s). As discussed in Note 4, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021. In October 2019 and January 2020, we entered into Loan Agreements and advanced an additional $500,000 and $1,000,000, respectively, that bears interest at the rate of 6.0 percent annually with maturity dates of October 2021 and January 2022, respectively. In January 2021, we deferred payment of these Loans to December 2023 and have therefore classified the Loans as long-term.

In the quarter ended March 31, 2018, we entered into a Convertible Loan Agreement with a private limited India based company in the FinTech industry. We committed to lend up to $435,000 with an initial advance of $235,000. The loan bears interest at the rate of 5.0 percent annually with the maturity date on the third anniversary of funding of such Promissory Note. We are entitled to convert the principal on the initial note for up to ten percent ownership of shares of the company. For the quarter ended March 31, 2020, we have determined that the principal and interest is likely not collectible and therefore recorded a valuation allowance of $259,000, included in investment loss on the Consolidated Statement of Operations.

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry, discussed further below in Note 4. The note bears interest at the rate of 4.6 percent annually with the maturity date of October 2023.

4.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We account for our investment using the equity method of accounting which resulted in losses of $133,000 and $41,000 for the three months ended March 31, 2021 and 2020, respectively, included in investment loss on the Consolidated Statement of Operations. The carrying value of $1,788,000 is included in long-term investments. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment or determined that an impairment trigger existed at March 31, 2021, significant variations from current expectations could impact future assessments resulting in future impairment charges.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the recent pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $866,000 and $3,335,000 at March 31, 2021 and December 31, 2020, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet.

5.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. In March 2021, we signed a new lease for our headquarters facility for a 5 year term as disclosed on our Form 8-K dated April 1, 2021.

6.	STOCK-BASED COMPENSATION

At March 31, 2021, we have three stock-based compensation plans in effect. In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which authorizes the issuance of 200,000 shares of common stock to non-employee directors. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three-month periods ended March 31, 2021 and 2020 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $57,000 and $62,000 of stock-based compensation expense during the quarters ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there is $122,000 of unrecognized compensation cost related to stock options. There were 67,500 options exercised during the three months ended March 31, 2021. No options were granted during the three months ended March 31, 2021 or 2020. The following table summarizes options as of March 31, 2021:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at March 31, 2021	59,000	$17.35	7.4	$1,389,970
Vested and exercisable at March 31, 2021	45,000	$14.83	7.2	$1,173,570

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2020 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

8.	FAIR VALUE MEASUREMENTS

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

9.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2026. These operating leases are included in other long-term assets on the Company's March 31, 2021 and December 31, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's March 31, 2021 and December 31, 2020 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	March 31, 2021	December 31, 2020

Right-of-use asset, net and lease liabilities (in thousands)	$3,950	$2,889
Weighted average remaining lease term (years)	4.0	3.5
Weighted average discount rate	4.3%	3.8%

For the three months ended March 31, 2021 and 2020, cash paid for operating leases included in operating cash flows was $284,000 and $160,000, respectively.

Maturities of our operating lease liabilities as of March 31, 2021 is as follows:

Operating Leases
(In thousands)
2021	$903
2022	1,086
2023	1,009
2024	785
2025	399
Thereafter	73
Total lease liabilities	$4,255

Lease expense for the three months ended March 31, 2021 and 2020 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of Revenue	$218	$78
General and Administrative	56	52
Research and Development	10	30
Total	$284	$160

Legal Matters

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the Company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the Company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss, and on March 3, 2020, briefing on the motion to dismiss was completed. On April 6, 2021, the Court entered an order granting the motion to dismiss.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”). On June 19, 2020, Defendants filed their motion to dismiss, and briefing was subsequently completed. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”). On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things. The matter is currently stayed. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of March 31, 2021.

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

10.	INCOME TAXES

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

There were no unrecognized tax benefits at March 31, 2021 and December 31, 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10- K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

Overview

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania, India and the United Arab Emirates as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 71% and 66% of our consolidated revenues in the first quarters of 2021 and 2020, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2021 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. Our contracts with this customer are filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to this Form 10-Q. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added, which we expect to occur in the second half of 2021. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

In 2020, we experienced the loss of a large customer due to insolvency. In October 2020, we opened offices in Dubai and Chennai and hired some of the insolvent customer’s employees. In April 2021, we converted one of their customers to our processing platform. We expect revenue for the remainder of 2021 and future years from servicing this customer and adding new customers in the region.

We typically receive revenue based on the number of active accounts on file rather than transaction volume and therefore the COVID-19 pandemic and related economic slowdown has had a muted impact on our results. Most of our employees in India have been working remotely throughout the pandemic which has primarily impacted our ability to hire and train new employees. We have been able to maintain key functions and business continuity while delivering growth in our professional services revenue; however, the hiring and training constraints could impact future growth in our professional services revenue. Additionally, with the recent increase in severity of the pandemic in India, we could experience operational disruptions or service delays which could impact the amount and timing of revenues for the remainder of the year.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 575 employees located in India and Romania. In October 2020, we added new locations in Dubai, United Arab Emirates and Chennai, India to expand our international capabilities. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In November 2018, our Board of Directors authorized a share repurchase program of $5 million. We made share repurchases of $2.7 million for the three months ended 2021, and no share repurchases in the three month period ended March 31, 2020. We have $0.6 million of authorized share repurchases remaining at March 31, 2021. In April 2021, the Board authorized an additional $10 million for our share repurchase program.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three-month period ended March 31, 2021 was $8,912,000 which represents a 13% percent increase over the first quarter of 2020.

●

Revenue from services was $8,912,000 in the first quarter of 2021 compared to $7,893,000 in the first quarter of 2020. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first quarter of 2021 as compared to the first quarter of 2020 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the first quarter of 2021. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes or due to the economic slowdown caused by the recent pandemic. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $0 in the three-month periods ended March 31, 2021, and 2020. No customers achieved new license tiers in the first quarter of 2021 or 2020.

Cost of Revenue – Total cost of revenue was 50 percent and 44 percent of total revenue in the three-month periods ended March 31, 2021 and 2020, respectively. The increase in cost of revenue as a percentage of revenue is primarily driven by investments made in our processing infrastructure including hardware and software purchases and additional space in our data centers. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure in 2020 and 2021 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three-month period ended March 31, 2021, total operating expenses from consolidated operations were greater than in the corresponding period in 2020 primarily due to increased research and development expenses, partially offset by decreased general and administrative expenses. Research and development expenses were 129% percent higher in 2021 as compared to 2020, mainly due to increased payroll related to hiring of additional offshore technical personnel. Additionally, we hired onshore technical personnel to work on the development of an updated platform. General and administrative expenses were lower in 2021 than in 2020, primarily due to lower legal costs resulting from the securities litigation discussed in Part II, Item 1 below. Marketing expenses remained relatively unchanged year over year as we continued to place less focus on marketing initiatives for CoreCard. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the quarter ended March 31, 2021, we recorded $133,000 of investment losses compared to investment losses of $1,050,000 for the quarter ended March 31, 2020. The 2020 investment losses primarily relate to impairment charges on investments resulting from the economic downturn caused by the recent pandemic and losses on equity method investments. Equity method losses for the three months ended March 31, 2021 were $133,000. We did not record any impairments in 2021.

Other Income, net – In the quarter ended March 31, 2021, we recorded $75,000 in other income compared to $136,000 for the quarter ended March 31, 2020. The decrease results from lower interest income due to lower interest rates partially offset by higher cash and notes receivable balances.

Income Taxes – Our effective tax rate for the quarter ended March 31, 2021, was 26.1% compared to an effective tax rate of 28.5% for the quarter ended March 31, 2020. The lower effective tax rate is due to a valuation allowance on investment losses recorded in the first quarter of 2020 that did not recur in the first quarter of 2021.

Liquidity and Capital Resources

Our cash balance at March 31, 2021 was $31,001,000 compared to $37,956,000 at December 31, 2020. During the quarter ended March 31, 2021, cash used for operations was $2,326,000 compared to cash provided by operations of $5,693,000 for the quarter ended March 31, 2020. The decrease is primarily due to lower deferred revenue balances, a decrease in cash held for program management funding, higher accounts receivable balances, and impairment losses in 2020 that did not recur in 2021, partially offset by higher depreciation. In addition, we advanced $550,000 and $1,000,000 on Promissory Notes for the three months ended March 31, 2021 and 2020, respectively, which is described in more detail in Note 3 to the Consolidated Financial Statements.

We used $1,496,000 of cash to acquire computer equipment primarily for the technical resources added in our India office and continued investments in our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 4, although there can be no assurance that appropriate opportunities will arise. Additionally, in November 2018, our Board of Directors authorized a share repurchase program of $5 million. We made share repurchases of $2.7 million in the first quarter of 2021, and we made no share repurchases in the first quarter of 2020.  At March 31, 2021, approximately $649,000 was authorized for future repurchases of our common stock. In April 2021, the Board authorized an additional $10 million for our share repurchase program.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2020. During the three-month period ended March 31, 2021, there were no significant or material changes in the application of critical accounting policies.

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
●

Our largest customer represented 71% of our consolidated revenues for the three months ended March 31, 2021.  In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues could result if they choose an alternative service provider or decide to exit the business or service line that falls under the services that we provide for them.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss, and on March 3, 2020, briefing on the motion to dismiss was completed. On April 6, 2021, the Court entered an order granting the motion to dismiss.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies.  The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs.  On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”).  On June 19, 2020, Defendants filed their motion to dismiss, and briefing was subsequently completed.  After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”). On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things. The matter is currently stayed.

For information regarding our accounting for legal contingencies, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [2]
January 1, 2021 to January 31, 2021	-	-	-	$3,361,000
February 1, 2021 to February 28, 2021	24,412	$38.73	24,412	$2,415,000
March 1, 2021 to March 31, 2021	46,535	$37.92	46,535	$649,000
Total	70,947	$38.22	70,947	$649,000

1 This price includes per share commissions paid.

2 Our stock repurchase program, which was initially announced in November 2018, allows for the repurchase of up to a total of $5 million of our common stock, of which $4.35 million has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011).
3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)
10.1†	Software License and Support Agreement, dated as of October 16, 2018, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.
10.2†	Master Professional Services Agreement, dated as of August 1, 2019, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.
10.3†	Schedule of Work No. 1 to Professional Services Agreement, dated as of August 1, 2019, by and between The Goldman Sachs Group, Inc. and CoreCard Software, Inc., and Amendment No. 2 to Schedule of Work No. 1, dated as of January 13, 2021, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.
10.4†	Schedule of Work No. 2 to Professional Services Agreement, dated as of August 1, 2019, by and between The Goldman Sachs Group, Inc. and CoreCard Software, Inc., and Amendment No. 2 to Schedule of Work No. 2, dated as of January 13, 2021, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: May 4, 2021	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 4, 2021	By:	/S/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011 (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)

10.1†	Software License and Support Agreement, dated as of October 16, 2018, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.

10.2†	Master Professional Services Agreement, dated as of August 1, 2019, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.

10.3†	Schedule of Work No. 1 to Professional Services Agreement, dated as of August 1, 2019, by and between The Goldman Sachs Group, Inc. and CoreCard Software, Inc., and Amendment No. 2 to Schedule of Work No. 1, dated as of January 13, 2021, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.

10.4†	Schedule of Work No. 2 to Professional Services Agreement, dated as of August 1, 2019, by and between The Goldman Sachs Group, Inc. and CoreCard Software, Inc., and Amendment No. 2 to Schedule of Work No. 2, dated as of January 13, 2021, between The Goldman Sachs Group, Inc. and CoreCard Software, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculations

101.DEF**	XBRL Taxonomy Extension Definitions

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

† Certain portions of this exhibit have been omitted pursuant to Item 601 of Regulation S-K(b)(10)(iv).