Form 10-Q
period 2021-06-30
INTELLIGENT SYSTEMS CORP
filed 2021-08-05
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 OR

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of June 30, 2021, 8,742,599 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I   FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
As of	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$26,210	$37,956
Accounts receivable, net	7,048	3,270
Notes and interest receivable, current portion	220	-
Other current assets	1,377	1,263
Total current assets	34,855	42,489
Investments	2,654	1,921
Notes and interest receivable, net of current portion	3,012	2,681
Property and equipment, at cost less accumulated depreciation	7,790	6,914
Other long-term assets	4,304	3,020
Total assets	$52,615	$57,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266	$714
Deferred revenue, current portion	1,040	1,322
Accrued payroll	2,368	1,901
Accrued expenses	354	321
Income tax payable	606	954
Other current liabilities	2,782	4,850
Total current liabilities	8,416	10,062
Noncurrent liabilities:
Deferred revenue, net of current portion	88	-
Deferred tax liability	818	818
Long-term lease obligation	2,687	1,994
Total noncurrent liabilities	3,593	2,812
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares - 9,001,311 and 8,929,368 at June 30, 2021 and December 31, 2020, respectively;
Outstanding shares - 8,742,599 and 8,885,797 at June 30, 2021 and December 31, 2020, respectively	90	89
Additional paid-in capital	16,197	15,836
Treasury stock, 258,712 and 43,571 shares at June 30, 2021 and December 31, 2020, respectively, at cost	(9,399)	(1,639)
Accumulated other comprehensive loss	(132)	(140)
Accumulated income	33,850	30,005
Total stockholders’ equity	40,606	44,151
Total liabilities and stockholders’ equity	$52,615	$57,025

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Services	$11,055	$8,053	$19,967	$15,946
Products	2,300	-	2,300	-
Total net revenue	13,355	8,053	22,267	15,946
Cost of revenue
Services	5,558	3,694	9,986	7,201
Products	-	-	-	-
Total cost of revenue	5,558	3,694	9,986	7,201
Expenses
Marketing	46	31	83	63
General and administrative	1,241	704	2,121	1,762
Research and development	2,652	921	4,754	1,838
Income from operations	3,858	2,703	5,323	5,082
Investment loss	(134)	(95)	(267)	(1,145)
Other income	81	117	156	253
Income before income taxes	3,805	2,725	5,212	4,190
Income taxes	1,000	525	1,367	943
Net income	$2,805	$2,200	$3,845	$3,247
Earnings per share:
Basic	$0.32	$0.25	$0.43	$0.36
Diluted	$0.32	$0.24	$0.43	$0.36
Basic weighted average common shares outstanding	8,797,691	8,924,988	8,848,351	8,924,988
Diluted weighted average common shares outstanding	8,828,773	9,019,025	8,880,831	9,020,470

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,805	$2,200	$3,845	$3,247
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(15)	8	(46)
Total comprehensive income	$2,809	$2,185	$3,853	$3,201

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	8,924,988	$89	$15,450	$-	$(94)	$21,844	$37,289
Net income						1,047	1,047
Stock compensation expense			62				62
Foreign currency translation adjustment					(31)		(31)
Balance at March 31, 2020	8,924,988	$89	$15,512	$-	$(125)	$22,891	$38,367
Net income						2,200	2,200
Stock compensation expense			61				61
Foreign currency translation adjustment					(15)		(15)
Balance at June 30, 2020	8,924,988	$89	$15,573	$-	$(140)	$25,091	$40,613

Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Common stock repurchased*	(70,947)			(2,712)			(2,712)
Stock options exercised	67,500	1	106				107
Net income						1,040	1,040
Stock compensation expense			57				57
Foreign currency translation adjustment					4		4
Balance at March 31, 2021	8,882,350	$90	$15,999	$(4,351)	$(136)	$31,045	$42,647
Common stock repurchased*	(144,194)			(5,048)			(5,048)
Net income						2,805	2,805
Stock compensation expense	4,443		198				198
Foreign currency translation adjustment					4		4
Balance at June 30, 2021	8,742,599	$90	$16,197	$(9,399)	$(132)	$33,850	$40,606

*At June 30, 2021, approximately $5,601,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2021	2020

OPERATING ACTIVITIES:
Net income	$3,845	$3,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,769	691
Stock-based compensation expense	255	123
Non-cash investment expense	-	1,009
Non-cash interest income	(55)	(55)
Equity in loss of affiliate company	267	176
Changes in operating assets and liabilities:
Accounts receivable, net	(3,778)	623
Other current assets	(114)	(153)
Other long-term assets	(37)	(9)
Accounts payable	552	28
Accrued payroll	467	(854)
Deferred revenue, current portion	(282)	4,112
Accrued expenses	33	85
Other current liabilities	(2,605)	705
Deferred revenue, net of current portion	88	(14)
Net cash provided by operating activities	405	9,714

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,612)	(2,767)
Advances on notes and interest receivable	(550)	(1,000)
Proceeds from payments on notes receivable	55	-
Purchase of intangible assets	(400)	-
Purchase of long-term investment	(1,000)	-
Net cash used for investing activities	(4,507)	(3,767)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	107	-
Repurchases of common stock	(7,759)	-
Net cash used for financing activities	(7,652)	-
Effects of exchange rate changes on cash	8	(46)
Net (decrease) increase in cash	(11,746)	5,901
Cash at beginning of period	37,956	26,415
Cash at end of period	$26,210	$32,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,754	$-

The accompanying notes are an integral part of these consolidated financial statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2021 and 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2020, as filed in our Annual Report on Form 10-K.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
License	$2,300	$-	$2,300	$-
Professional services	6,100	5,156	11,847	10,435
Processing and maintenance	4,193	2,673	6,799	4,867
Third party	762	224	1,321	644
Total	$13,355	$8,053	$22,267	$15,946

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
United States	$12,515	$7,789	$21,397	$15,362
European Union	629	264	659	584
Middle East	211	-	211	-
Total	$13,355	$8,053	$22,267	$15,946

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2021 and 2020. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer A	71%	65%	71%	65%
Customer B	6%	13%	6%	10%

3.	NOTES RECEIVABLE

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

In the quarter ended March 31, 2018, we entered into a Convertible Loan Agreement with a private limited India based company in the FinTech industry. We committed to lend up to $435,000 with an initial advance of $235,000. The loan bears interest at the rate of 5.0 percent annually with the maturity date on the third anniversary of funding of such Promissory Note. We are entitled to convert the principal on the initial note for up to ten percent ownership of shares of the company. For the quarter ended March 31, 2020, we determined that the principal and interest is likely not collectible and therefore recorded a valuation allowance of $259,000, included in investment loss on the Consolidated Statement of Operations.

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry, discussed further below in Note 4. The note bears interest at the rate of 4.6 percent annually with the maturity date of October 2023.

4.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We account for our investment using the equity method of accounting which resulted in losses of $134,000 and $267,000 for the three and six months ended June 30, 2021, respectively, included in investment loss on the Consolidated Statement of Operations. The carrying value of $1,654,000 is included in investments. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment or determined that an impairment trigger existed at June 30, 2021, significant variations from current expectations could impact future assessments resulting in future impairment charges.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry, with $500,000 of the investment held in escrow to pay future fees to CoreCard pursuant to a Processing Agreement entered into by the parties. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the recent pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $919,000 and $3,335,000 at June 30, 2021 and December 31, 2020, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. The carrying amount of $1,000,000 is accounted for at cost and is included in investments on the Consolidated Balance Sheet.

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

At June 30, 2021, we have three stock-based compensation plans in effect. In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which authorizes the issuance of 200,000 shares of common stock to non-employee directors. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2021 and 2020 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $198,000 and $61,000 of stock-based compensation expense for the three months ended June 30, 2021 and 2020, respectively, and $255,000 and $123,000 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there is $74,000 of unrecognized compensation cost related to stock options. There were 0 and 67,500 options exercised during the three and six months ended June 30, 2021, respectively. During the quarter ended June 30, 2021, an aggregate of 4,443 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the Annual Meeting of Shareholders and vested upon issuance. No options expired unexercised during the quarter. The following table summarizes options as of June 30, 2021:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at June 30, 2021	59,000	$17.35	7.1	$893,620
Vested and exercisable at June 30, 2021	49,000	$16.81	7.0	$778,920

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2020 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2026. These operating leases are included in other long-term assets on the Company's June 30, 2021 and December 31, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's June 30, 2021 and December 31, 2020 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	June 30, 2021	December 31, 2020

Right-of-use asset, net and lease liabilities (in thousands)	$3,781	$2,889
Weighted average remaining lease term (years)	3.7	3.5
Weighted average discount rate	4.2%	3.8%

For the six months ended June 30, 2021 and 2020, cash paid for operating leases included in operating cash flows was $575,000 and $449,000, respectively.

Maturities of our operating lease liabilities as of June 30, 2021 is as follows:

Operating Leases
(in thousands)
2021	$622
2022	1,107
2023	1,031
2024	808
2025	406
Thereafter	73
Total lease liabilities	$4,047

Lease expense for the three months ended June 30, 2021 and 2020 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of Revenue	$224	$212	$442	$290
General and Administrative	56	52	112	105
Research and Development	10	27	21	54
Total	$290	$291	$575	$449

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

There were no unrecognized tax benefits at June 30, 2021 and December 31, 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

We provide technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, buy now pay later programs, loyalty programs, and accounts receivable and loan transactions. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to us, and professional services primarily for software customizations provided to both license and processing customers.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 71% and 65% of our consolidated revenues in the first six months of 2021 and 2020, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2021 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added, which we expect to occur in the second half of 2021. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

In 2020, we experienced the loss of a large customer due to insolvency. In October 2020, we opened offices in Dubai and Chennai and hired some of the insolvent customer’s employees. In April 2021, we completed an agreement to purchase computer hardware and customer intangible assets and collected previously unrecognized accounts receivable resulting in revenue of $0.6 million for the quarter ended June 30, 2021. We have collected and settled all outstanding receivables from this customer, and we do not anticipate receiving additional revenue from them in the future. In the second quarter of 2021, we converted one of their customers to our processing platform. We expect revenue for the remainder of 2021 and future years from servicing this new customer and adding other new customers in the region.

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

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 610 employees located in India, Romania and Dubai. In October 2020, we added new locations in Dubai, United Arab Emirates and Chennai, India to expand our international capabilities. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $4.4 million has been utilized. We made share repurchases of $7.8 million for the six months ended 2021, and no share repurchases in the six month period ended June 30, 2020. We have $5.6 million of authorized share repurchases remaining at June 30, 2021.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and six month periods ended June 30, 2021 was $13,355,000 and $22,267,000, respectively, which represents increases of 66 percent and 40 percent compared to the respective periods in 2020.

●

Revenue from services was $11,055,000 and $19,967,000 in the three and six month periods ended June 30, 2021, respectively, which represents increases of 37 percent and 25 percent compared to the respective periods in 2020. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the second quarter and first six months of 2021 as compared to the second quarter and first six months of 2020 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the second quarter and first six months of 2021. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes or due to disruptions in India caused by the recent pandemic. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $2,300,000 in both the three and six month periods, ended June 30, 2021, compared to $0 in both the respective comparable periods of 2020. The increase results from our largest customer achieving a new license tier in the second quarter of 2021.

Cost of Revenue – Total cost of revenue was 42 percent and 45 percent of total revenue in the three and six month periods ended June 30, 2021, respectively, compared to 46 percent and 45 percent in the corresponding periods of 2020. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure in 2020 and 2021 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2021, total operating expenses from consolidated operations were higher than in the corresponding period in 2020 primarily due to higher research and development costs and higher  general and administrative expenses. Research and development expenses were 188 percent and 159 percent higher in three and six month periods in 2021, respectively, as compared to the same periods in 2020. In the three and six month periods ended June 30, 2021, research and development expenses were higher mainly due to payroll for additional offshore technical personnel and hardship bonus payments related to the pandemic’s impact on our offshore employees. Additionally, we hired onshore technical personnel to work on the development of an updated platform. General and administrative expenses were 76 percent and 20 percent higher in the three and six month periods ended June 30, 2021, respectively, due to bonus accruals in the current period as well as a stock grant to the board in the second quarter of 2021 that was similarly granted in the third quarter in 2020. Marketing expenses increased 48 percent and 32 percent for the three and six month periods in 2021, respectively, as compared to the same periods in 2020. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and six months ended June 30, 2021, we recorded $134,000 and $267,000 of investment losses, respectively, compared to investment losses of $95,000 and $1,145,000 for the three and six months ended June 30, 2020, respectively. The 2020 investment losses primarily relate to first quarter 2020 impairment charges on investments resulting from the economic downturn caused by the recent pandemic and losses on equity method investments. We did not record any impairments in 2021.

Other Income (Loss) – In the three and six months ended June 30, 2021, we recorded income of $81,000 and $156,000, respectively, compared to income of $117,000 and $253,000 for the comparable 2020 periods. The decrease results from lower interest rates and lower cash balances in the 2021 period.

Income Taxes – Our effective tax rates for the three and six months ended June 30, 2021 were 26.3 percent and 26.2 percent compared to effective tax rates of 19.3 percent and 22.5 percent for the respective periods in 2020.

Liquidity and Capital Resources

Our cash balance at June 30, 2021, was $26,210,000 compared to $37,956,000 at December 31, 2020. During the six months ended June 30, 2021, cash provided by operations was $405,000 compared to cash provided by operations of $9,714,000 for the six months ended June 30, 2020. The decrease is primarily due to lower deferred revenue balances, higher accounts receivable balances and a decrease in cash held for program management funding, partially offset by higher net income and higher depreciation. In addition, during the second quarter of 2021, we invested $1,000,000 in a privately held supply chain financing company which is described in more detail in Note 4 to the Consolidated Financial Statements. We used $2,612,000 of cash to acquire computer equipment primarily for continued investments in our existing processing environment in the U.S and technical resources added in our India office.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for share repurchases and opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 4, although there can be no assurance that appropriate opportunities will arise. In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $4.4 million has been utilized. We made share repurchases of $7.8 million for the six months ended 2021, and no share repurchases in the six month period ended June 30, 2020. We have $5.6 million of authorized share repurchases remaining at June 30, 2021.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2020. During the six month period ended June 30, 2021, there were no significant or material changes in the application of critical accounting policies.

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
●

Our largest customer represented 71% of our consolidated revenues for the six months ended June 30, 2021.  In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues could result if they choose an alternative service provider or decide to exit the business or service line that falls under the services that we provide for them.

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

●

A security breach in our platform could expose confidential information of our customers' account holders, hackers could seize our digital infrastructure and hold it for ransom or other cyber risk events could occur and create material losses in excess of our insurance coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program [2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [2]
April 1, 2021 to April 30, 2021	-	-	-	$10,649,000
May 1, 2021 to May 31, 2021	93,098	$35.95	93,098	$7,302,000
June 1, 2021 to June 30, 2021	51,096	$33.28	51,096	$5,601,000
Total	144,194	$35.01	144,194	$5,601,000

1This price includes per share commissions paid.

2In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $4.4 million has been utilized. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

INTELLIGENT SYSTEMS CORPORATION
Registrant

Date: August 5, 2021	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 5, 2021	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculations

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**          XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.