Form 10-Q
period 2021-09-30
INTELLIGENT SYSTEMS CORP
filed 2021-11-04
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 OR

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

As of September 30, 2021, 8,700,569 shares of Common Stock of the issuer were outstanding.

Intelligent Systems Corporation

Index

Form 10-Q

Part I          FINANCIAL INFORMATION

Item 1. Financial Statements

Intelligent Systems Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$20,567	$37,956
Accounts receivable, net	14,082	3,270
Notes and interest receivable, current portion	220	−
Other current assets	2,241	1,263
Total current assets	37,110	42,489
Investments	2,707	1,921
Notes and interest receivable, net of current portion	2,995	2,681
Property and equipment, at cost less accumulated depreciation	7,483	6,914
Other long-term assets	3,995	3,020
Total assets	$54,290	$57,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,528	$714
Deferred revenue, current portion	1,552	1,322
Accrued payroll	2,749	1,901
Accrued expenses	347	321
Income tax payable	636	954
Other current liabilities	2,480	4,850
Total current liabilities	9,292	10,062
Noncurrent liabilities:
Deferred revenue, net of current portion	76	−
Deferred tax liability	818	818
Long-term lease obligation	2,446	1,994
Total noncurrent liabilities	3,340	2,812
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,001,311 and 8,929,368 at September 30, 2021 and December 31, 2020, respectively;
Outstanding shares – 8,700,569 and 8,885,797 at September 30, 2021 and December 31, 2020, respectively	90	89
Additional paid-in capital	16,229	15,836
Treasury stock, 300,742 and 43,571 shares at September 30, 2021 and December 31, 2020, respectively, at cost	(10,900)	(1,639)
Accumulated other comprehensive loss	(145)	(140)
Accumulated income	36,384	30,005
Total stockholders’ equity	41,658	44,151
Total liabilities and stockholders’ equity	$54,290	$57,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Services	$11,152	$8,704	$31,119	$24,650
Products	1,783	1,600	4,083	1,600
Total net revenue	12,935	10,304	35,202	26,250
Cost of revenue
Services	6,104	4,217	16,091	11,418
Products	−	−	−	−
Total cost of revenue	6,104	4,217	16,091	11,418
Expenses
Marketing	97	31	179	94
General and administrative	1,069	936	3,190	2,698
Research and development	2,356	1,639	7,109	3,477
Income from operations	3,309	3,481	8,633	8,563
Investment income (loss)	53	(92)	(215)	(1,237)
Other income	74	59	230	312
Income before income taxes	3,436	3,448	8,648	7,638
Income taxes	902	653	2,269	1,596
Net income	$2,534	$2,795	$6,379	$6,042
Earnings per share:
Basic	$0.29	$0.31	$0.72	$0.68
Diluted	$0.29	$0.31	$0.72	$0.67
Basic weighted average common shares outstanding	8,714,579	8,927,908	8,803,760	8,925,961
Diluted weighted average common shares outstanding	8,744,818	9,022,996	8,835,427	9,021,314

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$2,534	$2,795	$6,379	$6,042
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	11	(5)	(35)
Total comprehensive income	$2,521	$2,806	$6,374	$6,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	8,924,988	$89	$15,450	$--	$(94)	$21,844	$37,289
Net income						1,047	1,047
Stock compensation expense			62				62
Foreign currency translation adjustment					(31)		(31)
Balance at March 31, 2020	8,924,988	$89	$15,512	$--	$(125)	$22,891	$38,367
Net income						2,200	2,200
Stock compensation expense			61				61
Foreign currency translation adjustment					(15)		(15)
Balance at June 30, 2020	8,924,988	$89	$15,573	$--	$(140)	$25,091	$40,613
Net income						2,795	2,795
Stock compensation expense	4,380		207				207
Foreign currency translation adjustment					11		11
Balance at September 30, 2020	8,929,368	$89	$15,780	$--	$(129)	$27,886	$43,626

Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Common stock repurchased*	(70,947)			(2,712)			(2,712)
Stock options exercised	67,500	1	106				107
Net income						1,040	1,040
Stock compensation expense			57				57
Foreign currency translation adjustment					4		4
Balance at March 31, 2021	8,882,350	$90	$15,999	$(4,351)	$(136)	$31,045	$42,647
Common stock repurchased*	(144,194)			(5,048)			(5,048)
Net income						2,805	2,805
Stock compensation expense	4,443		198				198
Foreign currency translation adjustment					4		4
Balance at June 30, 2021	8,742,599	$90	$16,197	$(9,399)	$(132)	$33,850	$40,606
Common stock repurchased*	(42,030)			(1,501)			(1,501)
Net income						2,534	2,534
Stock compensation expense			32				32
Foreign currency translation adjustment					(13)		(13)
Balance at September 30, 2021	8,700,569	$90	$16,229	$(10,900)	$(145)	$36,384	$41,658

*At September 30, 2021, approximately $4,100,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2021	2020

OPERATING ACTIVITIES:
Net income	$6,379	$6,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,697	1,460
Stock-based compensation expense	287	330
Non-cash investment expense	−	1,009
Non-cash interest income	(72)	(93)
Equity in loss of affiliate company	214	268
Changes in operating assets and liabilities:
Accounts receivable, net	(10,812)	4,714
Other current assets	(978)	(312)
Other long-term assets	(22)	185
Accounts payable	814	62
Accrued payroll	848	(487)
Deferred revenue, current portion	230	2,786
Accrued expenses	26	(46)
Other current liabilities	(2,844)	(993)
Deferred revenue, net of current portion	76	259
Net cash (used for) provided by operating activities	(3,157)	15,184

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,233)	(6,173)
Advances on notes and interest receivable	(550)	(1,000)
Proceeds from payments on notes receivable	110	−
Purchase of intangible assets	(400)	−
Purchase of long-term investment	(1,000)	−
Net cash used for investing activities	(5,073)	(7,173)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	107	−
Repurchases of common stock	(9,261)	−
Net cash used for financing activities	(9,154)	−
Effects of exchange rate changes on cash	(5)	(35)
Net (decrease) increase in cash	(17,389)	7,976
Cash at beginning of period	37,956	26,415
Cash at end of period	$20,567	$34,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,626	$1,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

Intelligent Systems Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “ISC” and “Company” refer to Intelligent Systems Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of ISC management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2021 and 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2020, as filed in our Annual Report on Form 10-K.

There were no other material changes in our significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
License	$1,783	$1,600	$4,083	$1,600
Professional services	6,893	5,392	18,740	15,827
Processing and maintenance	3,457	2,950	10,256	7,817
Third party	802	362	2,123	1,006
Total	$12,935	$10,304	$35,202	$26,250

Foreign revenues are based on the location of the customer. Revenues from customers by geographic area for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$12,610	$9,940	$34,007	$25,302
European Union	28	364	687	948
Middle East	297	--	508	--
Total	$12,935	$10,304	$35,202	$26,250

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and nine month periods ended September 30, 2021 and 2020. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	72%	68%	71%	67%
Customer B	5%	11%	6%	11%

3.	NOTES RECEIVABLE

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

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. We account for our investment using the equity method of accounting which resulted in income of $53,000 and a loss of $215,000 for the three and nine months ended September 30, 2021, respectively, included in investment income (loss) on the Consolidated Statement of Operations. The carrying value of $1,707,000 is included in investments on the Consolidated Balance Sheets. A portion of the company’s business has been negatively impacted by the pandemic while other portions of its business have improved. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment or determined that an impairment trigger existed at September 30, 2021, significant variations from current expectations could impact future assessments resulting in future impairment charges.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the COVID-19 pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $910,000 and $3,335,000 at September 30, 2021 and December 31, 2020, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet.

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

At September 30, 2021, we had three stock-based compensation plans in effect. In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which authorizes the issuance of 200,000 shares of common stock to non-employee directors. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock-based compensation expense for the three and nine month periods ended September 30, 2021 and 2020 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $32,000 and $207,000 of stock-based compensation expense for the three months ended September 30, 2021 and 2020, respectively, and $287,000 and $330,000 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there is $42,000 of unrecognized compensation cost related to stock options. There were 0 and 67,500 options exercised during the three and nine months ended September 30, 2021, respectively. No options expired unexercised during the quarter. The following table summarizes options as of September 30, 2021:

	# of Shares	Wgt Avg Exercise Price	Wgt Avg Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2021	59,000	$17.35	6.9	$1,372,000
Vested and exercisable at September 30, 2021	49,000	$16.81	6.8	$1,166,000

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2020 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

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

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2025. These operating leases are included in Other long-term assets on the Company's September 30, 2021 and December 31, 2020 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in Other current liabilities and Long-term lease obligation on the Company's September 30, 2021 and December 31, 2020 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	September 30, 2021	December 31, 2020
Right-of-use asset, net and lease liabilities (in thousands)	$3,506	$2,889
Weighted average remaining lease term (years)	3.1	3.5
Weighted average discount rate	4.3%	3.8%

For the nine months ended September 30, 2021 and 2020, cash paid for operating leases included in operating cash flows was $886,000 and $754,000, respectively.

Maturities of our operating lease liabilities as of September 30, 2021 is as follows:

Operating Leases
(in thousands)
2021	$344
2022	1,107
2023	1,031
2024	808
Thereafter	479
Total lease liabilities	$3,769

Lease expense for the three and nine months ended September 30, 2021 and 2020 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of Revenue	$225	$218	$667	$508
General and Administrative	76	52	188	157
Research and Development	10	30	31	89
Total	$311	$300	$886	$754

Legal Matters

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss, and on March 3, 2020, briefing on the motion to dismiss was completed. On April 6, 2021, the Court entered an order granting the motion to dismiss without prejudice. On August 18, 2021, the Court filed an opinion, granting Defendants’ motion to dismiss without prejudice and gave Lead Plaintiff twenty-one days to seek leave to amend. On October 6, 2021, the district court entered judgment dismissing the case without prejudice. We have not determined the likelihood of loss to be probable nor is any potential loss estimable at this time, therefore we have not recorded any related liability as of September 30, 2021.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”). On June 19, 2020, Defendants filed their motion to dismiss. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”). On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things. On October 1, 2021, Plaintiffs filed a notice of voluntary dismissal. On November 2, 2021, the Court entered an order dismissing the action.

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

There were no unrecognized tax benefits at September 30, 2021 and December 31, 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Overview

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania, India and the United Arab Emirates as well as the corporate office which provides significant administrative, human resources and executive management support to CoreCard. In October 2021, we opened a new location in Bogotá, Colombia where we expect to hire technical personnel to support existing customers and continued growth.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 71% and 67% of our consolidated revenues in the first nine months of 2021 and 2020, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2022 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added, which we expect to occur in the fourth quarter of 2021, or possibly the first quarter of 2022. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

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

We typically receive revenue based on the number of active accounts on file rather than transaction volume and therefore the COVID-19 pandemic and related economic slowdown has had a muted impact on our results. Most of our employees in India have been working remotely throughout the pandemic which has primarily impacted our ability to hire and train new employees. We have been able to maintain key functions and business continuity while delivering growth in our professional services revenue; however, the hiring and training constraints could impact future growth in our professional services revenue and other revenue streams.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 700 employees located in India, Romania and Dubai. In October 2020, we added new locations in Dubai, United Arab Emirates and Chennai, India to expand our international capabilities and in 2021 we opened a new location in Bogotá, Colombia. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $5.9 million has been utilized. We made share repurchases of $9.3 million for the nine months ended 2021, and no share repurchases in the nine month period ended September 30, 2020. We have $4.1 million of authorized share repurchases remaining at September 30, 2021.

Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and nine month periods ended September 30, 2021 was $12,935,000 and $35,202,000, respectively, which represents increases of 26 percent and 34 percent compared to the respective periods in 2020.

●	Revenue from services was $11,152,000 and $31,119,000 in the three and nine month periods ended September 30, 2021, respectively, which represents increases of 28 percent and 26 percent compared to the respective periods in 2020. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the third quarter and first nine months of 2021 as compared to the third quarter and first nine months of 2020 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the three and nine months ended 2021. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $1,783,000 and $4,083,000 in the three and nine month periods ended September 30, 2021 and 2020, respectively, compared to $1,600,000 in the respective comparable periods of 2020. The increase results from more customers achieving new license tiers in the third quarter and first nine months of 2021.

Cost of Revenue – Total cost of revenue was 47 percent and 46 percent of total revenue in the three and nine month periods ended September 30, 2021, respectively, compared to 41 percent and 43 percent of total revenue in the corresponding periods of 2020. The increase in cost of revenue as a percentage of revenue is primarily driven by investments in our infrastructure in 2020 and 2021. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. Investments in our infrastructure in 2020 and 2021 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three month period ended September 30, 2021, total operating expenses from consolidated operations were higher than in the corresponding period in 2020 primarily due to higher research and development expenses. In the nine month period ended September 30, 2021, total operating expenses from consolidated operations were higher than in the corresponding period in 2020 primarily due to higher research and development expenses and general and administrative expenses. Research and development expenses were 44 percent and 104 percent higher in three and nine month periods in 2021, respectively, as compared to the same periods in 2020. In the three month period ended September 30, 2021, research and development expenses were higher mainly due to additional offshore technical personnel. In the nine month period ended September 30, 2021, research and development expenses were higher mainly due to payroll for additional offshore technical personnel and hardship bonus payments related to the pandemic’s impact on our offshore employees. Additionally, we hired onshore technical personnel to work on the development of an updated platform. General and administrative expenses were 14 percent higher in the three month period ended September 30, 2021 due to an increase in headcount partially offset by a stock grant to the board in the second quarter of 2021 that was similarly granted in the third quarter in 2020. Additionally, General and administrative expenses were 18 percent higher in the nine month period ended September 30, 2021 due to an increase in headcount. Marketing expenses increased 213 percent and 90 percent for the three and nine month periods in 2021, respectively. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and nine months ended September 30, 2021, we recorded $53,000 of investment income and $215,000 of investment losses, respectively, compared to investment losses of $92,000 and $1,237,000 for the three and nine months ended September 30, 2020, respectively. The 2020 investment losses primarily relate to first quarter 2020 impairment charges on investments resulting from the economic downturn caused by the COVID-19 pandemic and losses on equity method investments. We did not record any impairments in 2021.

Other Income (Loss) – In the three and nine months ended September 30, 2021, we recorded income of $74,000 and $230,000, respectively, compared to income of $59,000 and $312,000 for the comparable 2020 periods.

Income Taxes – Our effective tax rates for the three and nine months ended September 30, 2021 were 26.3 percent and 26.2 percent compared to effective tax rates of 18.9 percent and 20.9 percent for the respective periods in 2020. In the three and nine month periods ended September 30, 2021, our effective tax rates were higher primarily due to higher research and development tax credits recognized in the third quarter of 2020 as compared to 2021.

Liquidity and Capital Resources

Our cash balance at September 30, 2021 was $20,567,000 compared to $37,956,000 at December 31, 2020. During the nine months ended September 30, 2021, cash used for operations was $3,157,000 compared to cash provided by operations of $15,184,000 for the nine months ended September 30, 2020. The decrease is primarily due to a higher accounts receivable balance, higher depreciation and amortization, a decrease in cash held for program management funding and lower deferred revenue, partially offset by higher accrued payroll and accounts payable. In addition, during the second quarter of 2021, we invested $1,000,000 in a privately held supply chain financing company which is described in more detail in Note 4 to the Consolidated Financial Statements. We used $3,233,000 of cash to acquire computer equipment primarily for continued investments in our existing processing environment in the U.S and technical resources added in our India office.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for share repurchases and opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 4, although there can be no assurance that appropriate opportunities will arise. In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $5.9 million has been utilized. We made share repurchases of $9.3 million for the nine months ended 2021, and no share repurchases in the nine month period ended September 30, 2020. We have $4.1 million of authorized share repurchases remaining at September 30, 2021.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2020. During the nine month period ended September 30, 2021, there were no significant or material changes in the application of critical accounting policies.

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
●

Our largest customer represented 71% of our consolidated revenues for the nine months ended September 30, 2021. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues could result if they choose an alternative service provider or decide to exit the business or service line that falls under the services that we provide for them.

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

●

A security breach in our platform could expose confidential information of our customers’ account holders, hackers could seize our digital infrastructure and hold it for ransom or other cyber risk events could occur and create material losses in excess of our insurance coverage.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about July 9, 2019, a securities class action complaint was filed in the United States District Court for the Eastern District of New York (Case No. 1:19-cv-03949) by Michael Skrzeczkoski, individually and on behalf of all others similarly situated, against the company, and certain current and former directors and officers. The complaint alleges, among other things, that certain of our press releases and SEC filings were misleading as a result of the failure to disclose alleged related party transactions affecting revenue recognition and the absence of disclosure regarding certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. The complaint seeks to recover attorney’s fees and costs and unspecified damages on behalf of purchasers who acquired our stock during the period from January 23, 2019, through May 29, 2019, and purportedly suffered financial harm as a result of the alleged misleading statements. On September 26, 2019, the Court appointed Edgardo Canez as lead plaintiff (“Lead Plaintiff”) on behalf of the putative class. On November 18, 2019, Lead Plaintiff, individually and on behalf of a putative class of persons or entities who purchased or otherwise acquired publicly traded company securities from May 23, 2014 through May 29, 2019, filed an amended class action complaint against the company, and certain current and former directors and officers (the “Amended Complaint”). The Amended Complaint alleges similar allegations in violation of Sections 10(b) and 20(a) of the Securities Exchange Act as the previously filed complaint. The Amended Complaint seeks to recover attorney’s fees and costs and unspecified damages. On January 2, 2020, Defendants submitted a motion to dismiss, and on March 3, 2020, briefing on the motion to dismiss was completed. On April 6, 2021, the Court entered an order granting the motion to dismiss without prejudice. On August 18, 2021, the Court filed an opinion, granting Defendants’ motion to dismiss without prejudice and gave Lead Plaintiff twenty-one days to seek leave to amend. On October 6, 2021, the district court entered judgment dismissing the case without prejudice.

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”). On June 19, 2020, Defendants filed their motion to dismiss. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”). On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things. On October 1, 2021, Plaintiffs filed a notice of voluntary dismissal. On November 2, 2021, the Court entered an order dismissing the action.

For information regarding our accounting for legal contingencies, see Note 9 of the Notes to Consolidated Financial Statements in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program[2]	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program [2]
July 1, 2021 to July 31, 2021	-	-	-	$5,601,000
August 1, 2021 to August 31, 2021	42,030	$35.73	42,030	$4,100,000
September 1, 2021 to September 30, 2021	-	-	-	$4,100,000
Total	42,030	$35.73	42,030	$4,100,000

1 This price includes per share commissions paid.

2 In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $5.9 million has been utilized. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

INTELLIGENT SYSTEMS CORPORATION Registrant

Date: November 4, 2021	By:	/s/ J. Leland Strange
J. Leland Strange Chief Executive Officer, President

Date: November 4, 2021	By:	/s/ Matthew A. White
Matthew A. White Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.(1) to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculations
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.