Form 10-K
period 2021-12-31
CoreCard Corp
filed 2022-03-03
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9330

CoreCard Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Meca Way, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (770) 381‑2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CCRD	NYSE

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2021 was $223,737,354 (computed using the closing price of the common stock on June 30, 2021 as reported by the NYSE).

As of February 28, 2022, 8,657,822 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022 are incorporated by reference in Part III hereof.

PART I

Forward-Looking Statements

In addition to historical information, this Form 10-K may contain forward-looking statements relating to CoreCard Corporation (“CoreCard”). All statements, trend analyses and other information contained in the following discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “may”, “will”, “anticipate”, “believe”, “intend”, “plan”, “estimate”, “expect”, ”strategy” and “likely”, and other similar expressions constitute forward-looking statements. Prospective investors and current shareholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. A number of the factors that we believe could impact our future operations are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K. CoreCard undertakes no obligation to update or revise its forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results except as required by law.

ITEM 1.	BUSINESS

Overview

CoreCard Corporation, a Georgia corporation, and its predecessor companies have operated since 1973 and its securities have been publicly traded since 1980. In this report, sometimes we use the terms “Company”, “us”, “ours”, “we”, “Registrant” and similar words to refer to CoreCard Corporation and subsidiaries. Our executive offices are located in Norcross, Georgia and our website is www.corecard.com.

On December 15, 2021, we changed our name to CoreCard Corporation from Intelligent Systems Corporation. Our corporate structure did not change nor did our financial reporting. See our 8-K dated December 15, 2021, for more information. We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our operations are conducted through our affiliate companies located in Romania, India, Dubai and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. Corecard’s foreign subsidiaries are CoreCard SRL in Romania, CoreCard Software in India, CoreCard Colombia SAS in Colombia and Corecard Software DMCC in Dubai, that perform software development and testing as well as processing operations support.

For further information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

CoreCard designs, develops and markets a comprehensive suite of software solutions to program managers, accounts receivable businesses, financial institutions, retailers and processors to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, buy now pay later programs, loyalty programs and accounts receivable and loan transactions. CoreCard utilizes the same core software solution in its processing operations as it sells to licensees, although licensees typically request a variety of customizations which may or may not deviate from the core software solution offering.

The CoreCard software solutions allow companies to offer any type of transacting account or card issuing program as well as installment and revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network associations.

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

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit cards (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2022. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SOC 1 and SOC 2 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from Discover, MasterCard, Visa, Star and Pulse.

CoreCard added Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements, which represented 71% and 69% of our consolidated revenues for the twelve months ended December 31, 2021 and 2020, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2022 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer.

CoreCard has relationships with several financial institutions that are important for network certification, referrals for processing or program managers, and sponsoring prospective card programs.

CoreCard has Program Manager capabilities in addition to processing services, which has allowed us to gain additional experience and adding the potential for increased revenue, although we do not expect any significant revenue impact as a Program Manager in the near term.

CoreCard’s principal target markets include consumer revolving credit portfolios, accounts receivable businesses, prepaid card issuers, retail and private-label issuers (large and small), small third-party processors, and small, mid-size and large financial institutions in the United States. CoreCard has customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard competes with several larger and more established processors. Many of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers and processing customers a robust technology platform, greater system flexibility and more customer-driven marketing options. Additionally, the size and flexibility of CoreCard makes it possible to get to market more quickly with customized, flexible programs. Under our Processing Services option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

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

Historically, most of the Company’s sales have resulted from prospects contacting CoreCard based on an online search or through industry referrals. CoreCard typically sells its products directly to customers, often in competitive situations, with relatively long sales and implementation cycles.

We have several revenue streams. We receive software license fees that vary depending upon the number of licensed users, number of accounts on the system, and the number of software modules licensed. We also derive service revenue from implementation, customization, and annual maintenance and support contracts for our licensed software. Processing customers pay an implementation and setup fee plus monthly service fees, primarily based on number of accounts, under a contract with a term of generally three or more years. Depending on factors such as contract terms, customer implementation and testing schedule, and extent of customization or configuration required and whether we are licensing or processing, the timing of revenue recognition on contracts may lead to considerable fluctuation in revenue and profitability. There are often delays in implementation cycles, especially for processing customers, due to third party approvals or processes that are outside of CoreCard’s control and thus it is difficult to predict with certainty when we will be able to begin recognizing revenue on new contracts.

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

Research and Development

We spent $8.9 million and $5.2 million in the years ended December 31, 2021 and 2020, respectively, on Company sponsored research and development. We maintain a workforce of over 750 employees in our offshore operations in India, Romania, Dubai and Colombia for software development and testing, as well as operations support for processing services. We are continuously improving our financial technology software in response to market requirements and trends and expect to continue to do so. Additionally, we are working on a new platform to maintain the latest technology.

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

Personnel

As of February 15, 2022, we had approximately 800 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, the majority are involved in CoreCard’s software development, testing and operations, and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes, and we believe our employee relations are good.

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

As of December 31, 2021, we had a lease covering approximately 20,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed March 1, 2022 for a five year term and additional space of approximately 7,000 square feet. Our Colombia lease was signed in November 2021 for a five year term covering approximately 4,300 square feet. We lease approximately 2,900 square feet of office space in Dubai, United Arab Emirates. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our offshore subsidiaries; we lease approximately 4,700 square feet of additional office space in the same facility in Bhopal, India; and we lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We plan to procure additional office space in India and North America to support our continual hiring efforts.

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

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies.  The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs.  On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”).  On June 19, 2020, Defendants filed their motion to dismiss.  After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order.  On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”).  On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things.  On October 1, 2021, Plaintiffs filed a notice of voluntary dismissal.  On November 2, 2021, the district court entered an order dismissing the case without prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE under the symbol “CCRD”. We had 157 shareholders of record as of February 15, 2022. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Repurchases of Securities

In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $6.3 million has been utilized. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2021:

	Total Number of Shares Purchased	Average Price Paid per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2021 to October 31, 2021	-	-	-	$4,100,000
November 1, 2021 to November 30, 2021	-	-	-	$4,100,000
December 1, 2021 to December 31, 2021	10,754	$39.66	10,754	$3,673,000
Total	10,754	$39.66	10,754	$3,673,000

Equity Compensation Plan Information

See Item 12 for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

1This price includes per share commissions paid.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the Company during the period covered by this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania, India, Dubai and Colombia as well as a corporate office in Atlanta, Georgia which provides significant administrative, human resources and executive management support to CoreCard.

We provide technology solutions and processing services to the financial services market, commonly referred to as the FinTech industry. We derive our product revenue from licensing our comprehensive suite of financial transaction management software to financial institutions, retailers, processors and accounts receivable businesses to manage their credit and debit cards, prepaid cards, private label cards, fleet cards, buy now pay later programs, loyalty programs, and accounts receivable and loan transactions. Our service revenue consists of fees for software maintenance and support for licensed software products, fees for processing services that we provide to companies that outsource their financial transaction processing functions to us, and professional services primarily for software customizations provided to both license and processing customers.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 71 percent and 69 percent of our consolidated revenues for 2021 and 2020, respectively. We expect future professional services, maintenance and license revenue from this customer in 2022 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They currently use the software for a single institution and additional license fees apply if multiple institutions are added, which occurred in the first quarter of 2022. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

During 2020, we experienced the loss of a large customer due to insolvency, referred to as “Customer C” in the Notes to Consolidated Financial Statements. We recognized revenue of $605,000, $845,000 and $3,700,000 from this customer for the years ended 2021, 2020 and 2019, respectively. We do not expect any future revenue from this customer. We opened an office in Dubai in November 2020 and hired some of the insolvent company’s employees with significant payments industry experience and experience operating CoreCard’s Processing platforms in the related regions, and we converted some of their customers to our processing platform.

We typically receive revenue based on the number of active accounts on file rather than transaction volume and therefore the COVID-19 pandemic and related economic slowdown had a muted impact on our results. Most of our employees in India worked remotely throughout the pandemic which impacted our ability to hire and train new employees. We maintained key functions and business continuity while delivering growth in our professional services revenue and expect to hire a significant number of new employees in India in 2022 to enable new and existing customer growth.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including more than 750 employees located in India, Romania, Dubai and Colombia. In 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. In October 2020, we opened an office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia where we expect to hire technical personnel to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In November 2018, our Board of Directors authorized a share repurchase program of $5 million, all of which has been utilized. In April 2021, the Board authorized an additional $10 million for our share repurchase program, of which $6.3 million has been utilized. We made share repurchases of $9.7 million in 2021, and $1.6 million in repurchases in 2020. We have $3.7 million of authorized share repurchases remaining at December 31, 2021.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2021 was $48,248,000 which represents a 34 percent increase over 2020.

●

Revenue from services was $42,383,000 in 2021, which represents a 31 percent increase from 2020 revenue of $32,273,000. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in 2021 as compared to 2020 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed in 2021. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which includes software license fees, was $5,865,000 in 2021, an increase of 63 percent from 2020 revenue of $3,600,000. The increase results from more customers achieving new license tiers in 2021 than in 2020.

Cost of Revenue – Total cost of revenue was 47 percent of total revenue for the twelve months ended December 31, 2021, compared to 43 percent for the twelve months ended December 31, 2020. The increase in cost of revenue as a percentage of revenue is primarily driven by investments made in our processing infrastructure in 2020 and 2021 including hardware and software purchases and additional space in our data centers. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. Investments in our infrastructure in 2020 and 2021 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2021, total operating expenses from consolidated operations were higher as compared to the corresponding period in 2020 primarily due to higher research and development expenses and higher general and administrative expenses. Research and development expenses were higher mainly due to payroll for additional offshore technical personnel and hardship bonus payments related to the pandemic’s impact on our offshore employees. Additionally, we hired onshore technical personnel to work on the development of an updated platform. General and administrative expenses increased due to higher salaries expenses due to an increase in headcount. Marketing expenses increased 111 percent in 2021. Our client base increased in 2021 and 2020 with minimal marketing efforts as we continue to have prospects contact us via online searches and industry referrals; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – Investment Income (Loss) was a loss of $172,000 in 2021 and loss of $1,044,000 in 2020. The 2020 investment losses primarily relate to first quarter 2020 impairment charges on investments resulting from the economic downturn caused by the COVID-19 pandemic and losses on equity method investments. We did not record any impairments in 2021.

Other Income, net – Other Income, net was $277,000 in 2021 and $378,000 in 2020. The decrease is primarily due to lower interest income resulting from a lower cash balance and lower interest rates.

Income Taxes – We recorded income tax expense of $2,724,000 and $2,468,000 in 2021 and 2020, respectively, an effective tax rate of 23.2% in both years. We expect our future effective tax rate to be within the range of 23-25%.

Liquidity and Capital Resources

Our cash balance at December 31, 2021 was $29,244,000 compared to $37,956,000 at December 31, 2020. During the year ended December 31, 2021, cash provided by operations was $8,915,000 compared to cash provided by operations of $20,966,000 for the year ended December 31, 2020. The decrease is primarily due to a higher accounts receivable balance, a decrease in cash held for program management funding, higher depreciation and amortization, partially offset by higher accrued payroll and deferred revenue. In addition, during the second quarter of 2021, we invested $1,000,000 in a privately held supply chain financing company. During the fourth quarter of 2021, we made an $800,000 investment in a privately held identity and professional services company with ties to the FinTech industry, which is described in more detail in Note 3 to the Consolidated Financial Statements.

During the year ended December 31, 2021, we used $5,425,000 of cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office.

We do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 5, although there can be no assurance that appropriate opportunities will arise. Additionally, our Board of Directors authorized a share repurchase program of $5 million in November 2018, all of which has been utilized, and an additional $10 million of share repurchases in April 2021. We made share repurchases of $9.7 million in 2021, and $1.6 million in share repurchases in 2020.

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

We have an equity investment with a privately held identity and professional services company with ties to the FinTech industry. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% stake in the new entity. We continue to hold a 40% ownership interest in the original company which will  continue with its events and media operations. We performed valuations of our investments in these two companies. As a result, we determined that our investments were not impaired and no adjustment was required under the applicable accounting standards. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to these investments as of December 31, 2021, variations from current expectations could impact future assessments resulting in future impairment charges.

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
●

Our largest customer represented 71% of our consolidated revenues for the twelve months ended December 31, 2021. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues could result if they choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC (PCAOB ID 281)

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

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

(c)    Management’s report on internal control over financial reporting

The management of CoreCard Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that the assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2022 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as director and about the directors and executive officers of the Company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the Company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

There have been no material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors.

We have a Code of Ethics that applies to all directors, officers, and employees. The Code of Ethics is posted on our website at www.corecard.com. We also disclose on our website, within the time required by the rules of the SEC, any waivers of, or amendments to, the Code of Ethics for the benefit of an executive officer.

ITEM 11.	EXECUTIVE COMPENSATION

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Executive Compensation” in the Proxy Statement for information about management compensation. This information is incorporated into this Item 11 by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at One Meca Way, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $265,000 and $214,000 in the years ended December 31, 2021 and 2020, respectively.

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

We are filing the following exhibits with this report or incorporating them by reference to earlier filings. Shareholders may request a copy of any exhibit by contacting Matthew A. White, Secretary, CoreCard Corporation, One Meca Way, Norcross, Georgia 30093; telephone (770) 381-2900. There is a charge of $.50 per page to cover expenses of copying and mailing.

3.1	Amended and Restated Articles of Incorporation of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated December 15, 2021.)

3.2	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)

4.1	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Item 1 of the Registrant’s Form 8-A filed May 26, 2021.)

10.1	Lease Agreement dated March 1, 2022, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 3, 2022.)

10.2	Management Compensation Plans and Arrangements:
(a)	2015 Employee Stock Incentive Plan
(b)	2011 Non-Employee Directors Stock Option Plan
(c)	2020 Non-Employee Directors’ Stock Incentive Plan

Exhibit 10.3(a) is incorporated by reference to the Registrant’s 2015 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.3(b) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Nichols, Cauley & Associates, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document ***

101.SCH	Inline XBRL Taxonomy Extension Schema ***

101.CAL	Inline XBRL Taxonomy Extension Calculation ***

101.DEF	Inline XBRL Taxonomy Extension Definitions ***

101.LAB	Inline XBRL Taxonomy Extension Labels ***

101.PRE	Inline XBRL Taxonomy Extension Presentation ***

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhbit 101

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

CORECARD CORPORATION
Registrant

Date: March 3, 2022	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2022

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	March 3, 2022

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 3, 2022

/s/ Philip H. Moise Philip H. Moise	Director	March 3, 2022

/s/ Elizabeth W. Camp Elizabeth W. Camp	Director	March 3, 2022

CORECARD CORPORATION

INDEX TO FINANCIAL STATEMENTS

The following consolidated financial statements of the Registrant and its subsidiaries are submitted herewith in response to Item 8:

Nichols, Cauley & Associates, LLC 3550 Engineering Drive, Suite 250 Peachtree Corners, Georgia 30092 404-214-1301 FAX 404-214-1302 atlanta@nicholscauley.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CoreCard Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCard Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

-	We evaluated the internal controls related to the identification of distinct performance obligations and the determination of the timing of revenue recognition.
-	We evaluated management’s significant accounting policies related to these customer agreements.
-	We selected customer agreements and performed the following procedures:
o	Obtained and read customer agreements or contracts for each selected agreement.
o	Evaluated and tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations.
o	From the terms in the customer agreement, evaluated the appropriateness of management’s application of their accounting principles, in their determination of revenue recognition conclusions.
-	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

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

How the Critical Audit Matter Was Addressed in the Audit:

Our principal audit procedures related to the Company’s process for equity method investment other than temporary impairment evaluation included:

-	We evaluated the internal controls related to the identification of events or changes in circumstances indicating that the carrying amount of an investment might not be recoverable.
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

Atlanta, Georgia

March 2, 2022

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2021	2020
ASSETS
Current assets:
Cash	$29,244	$37,956
Accounts receivable, net	5,547	3,270
Notes and interest receivable, current portion	220	-
Other current assets	1,826	1,263
Total current assets	36,837	42,489
Investments	6,355	1,921
Notes and interest receivable, net of current portion	147	2,681
Property and equipment, at cost less accumulated depreciation	10,371	6,914
Other long-term assets	4,438	3,020
Total assets	$58,148	$57,025
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,763	$714
Deferred revenue, current portion	2,263	1,322
Accrued payroll	2,145	1,901
Accrued expenses	404	321
Income tax payable	1,004	954
Other current liabilities	2,274	4,850
Total current liabilities	10,853	10,062
Deferred revenue, net of current portion	164	-
Deferred tax liability	549	818
Long-term lease obligation	2,708	1,994
Total noncurrent liabilities	3,421	2,812
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,001,311 and 8,929,368 at December 31, 2021 and 2020, respectively;
Outstanding shares – 8,689,815 and 8,885,797 at December 31, 2021 and 2020, respectively	90	89
Additional paid-in capital	16,261	15,836
Treasury stock, 311,496 and 43,571 shares as of December 31, 2021 and 2020, respectively, at cost	(11,327)	(1,639)
Accumulated other comprehensive loss	(194)	(140)
Accumulated income	39,044	30,005
Total stockholders’ equity	43,874	44,151
Total liabilities and stockholders’ equity	$58,148	$57,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2021	2020
Revenue
Services	$42,383	$32,273
Products	5,865	3,600
Total net revenue	48,248	35,873
Cost of revenue
Services	22,902	15,427
Products	-	-
Total cost of revenue	22,902	15,427
Expenses
Marketing	279	132
General and administrative	4,550	3,866
Research and development	8,859	5,153
Income from operations	11,658	11,295
Investment loss	(172)	(1,044)
Other income	277	378
Income before income taxes	11,763	10,629
Income taxes	2,724	2,468
Net income	$9,039	$8,161
Earnings per share:
Basic	$1.03	$0.91
Diluted	$1.03	$0.91
Basic weighted average common shares outstanding	8,777,066	8,919,602
Diluted weighted average common shares outstanding	8,809,603	9,014,985

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2021	2020
Net income	$9,039	$8,161
Other comprehensive income (loss):
Foreign currency translation adjustments	(54)	(46)
Comprehensive income	$8,985	$8,115

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	8,924,988	$89	$15,450	$-	$(94)	$21,844	$37,289
Common stock repurchased*	(43,571)			(1,639)			(1,639)
Net income						8,161	8,161
Stock compensation expense	4,380		386				386
Foreign currency translation adjustment					(46)		(46)
Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Stock options exercised	67,500	1	107				108
Common stock repurchased*	(267,925)			(9,688)			(9,688)
Net income						9,039	9,039
Stock compensation expense	4,443		318				318
Foreign currency translation adjustment					(54)		(54)
Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874

*At December 31, 2021, approximately $3,673,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
CASH PROVIDED BY (USED IN):	2021	2020
OPERATING ACTIVITIES:
Net income	$9,039	$8,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,796	2,138
Stock-based compensation expense	319	386
Gain on sale of investment	-	(125)
Provision for deferred income taxes	(227)	543
Non-cash investment loss	-	1,009
Non-cash interest income	-	(131)
Equity in loss of affiliate company	172	400
Changes in operating assets and liabilities:
Accounts receivable, net	(2,277)	5,489
Interest receivable	(125)	-
Other current assets	(605)	(358)
Other long-term assets	(61)	22
Accounts payable	321	311
Accrued payroll	244	(602)
Deferred revenue, current portion	941	633
Accrued expenses	83	168
Other current liabilities	(2,869)	2,945
Deferred revenue, net of current portion	164	(23)
Net cash provided by operating activities	8,915	20,966

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,425)	(6,875)
Advances on note and interest receivable	(550)	(1,000)
Purchase of intangible asset	(400)	-
Purchase of long-term investment	(1,800)	-
Proceeds from payments on notes receivable	183	-
Proceeds from sale of investments	-	135
Net cash used in investing activities	(7,992)	(7,740)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	107	-
Repurchases of common stock	(9,688)	(1,639)
Net cash used in financing activities	(9,581)	(1,639)
Effects of exchange rate changes on cash	(54)	(46)
Net (decrease) increase in cash	(8,712)	11,541
Cash at beginning of year	37,956	26,415
Cash at end of year	$29,244	$37,956
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,767	$1,826
Purchases of property and equipment, accrued but not paid	$1,728	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – In this document, terms such as the “Company”, “we”, “us”, “our” and “CoreCard” refer to CoreCard Corporation, a Georgia corporation, and its consolidated subsidiaries.

Consolidation – The financial statements include the accounts of our majority owned and controlled non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.

Nature of Operations – Our operations are conducted through our affiliate companies in Romania, India, Dubai and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. CoreCard provides technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry.

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2021 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 4 for additional information.

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

In the year ended December 31, 2021, we began capitalizing certain internal-use software and system development costs. Accordingly, the specifically identified costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three to seven-year period after project completion and when the related software or system is ready for its intended use. There was no amortization expense related to internal-use software in the periods ended December 31, 2021 or 2020.

The cost of each major class of property and equipment at December 31, 2021 and 2020 is as follows:

(in thousands)	Useful life in years			2021	2020
Property and equipment	3	-	5	$18,283	$11,793
Internal-use software	3	-	7	429	-
Furniture and fixtures	5	-	7	319	210
Building		39		308	306
Property and equipment, gross				19,339	12,309
Accumulated depreciation				(8,968)	(5,395)
Property and equipment, net				$10,371	$6,914

Depreciation expense was $3,696,000 and $2,138,000 in 2021 and 2020, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Intangible Assets – The Company has intangible assets that consist of customer relationships that are recorded in connection with acquisitions at their fair value based on the purchase price of the asset. Customer relationships are amortized over the life of the related contract. Intangible assets with finite lives are reviewed for impairment following the same approach as long-lived assets. Amortization expense related to intangible assets was $100,000 in 2021 and no amortization expense was recorded in 2020. At December 31, 2021 and 2020, respectively, the value of intangible assets net of accumulated amortization was $300,000 and $0, included in other long-term assets on the Consolidated Balance Sheets.

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

At December 31, 2021 and 2020, the aggregate value of investments was $6,355,000 and $1,921,000, respectively.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2021 and 2020 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $318,000 and $386,000 of stock-based compensation expense for the years ended December 31, 2021 and 2020, respectively.

Pursuant to the 2020 Non-employee Directors’ Stock Incentive Plan, there were 4,443 shares granted in the year ended December 31, 2021, and a total of 4,380 shares were granted in the year ended December 31, 2020. No options were granted in 2021 and 2020.

The fair value of the grants are being amortized over the vesting period for the options. All of the Company’s stock-based compensation expense relates to stock options and stock grants. The total remaining unrecognized compensation cost at December 31, 2021 related to unvested options was $11,000 and is expected to be recognized by the first quarter of 2022.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2021 and 2020:

Year ended December 31, (in thousands)	2021	2020
License	$5,865	$3,600
Professional services	25,159	20,610
Processing and maintenance	14,113	10,228
Third party	3,111	1,435
Total	$48,248	$35,873

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2021 and 2020 are as follows:

Year ended December 31, (in thousands)	2021	2020
United States	$46,733	$34,864
European Union	719	1,009
Middle East	796	-
Total	$48,248	$35,873

3.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. The carrying value of our investment was $1,822,000 at December 31, 2021, included in investments on the Consolidated Balance Sheets. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% ownership interest in the new entity. The carrying value of our investment in the new entity was $3,615,000 at December 31, 2021, included in investments on the Consolidated Balance Sheets. We continue to hold a 40 percent ownership interest in the original company which will continue with its events and media operations. We performed a valuation analysis on each investment, which indicated that the fair value of the investment was higher than the carrying value and therefore not impaired. We account for our investments using the equity method of accounting which resulted in losses of $172,000 and $400,000 for the twelve months ended December 31, 2021 and 2020, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to these investments as of December 31, 2021, variations from current expectations could result in future impairment charges.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the COVID-19 pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $706,000 and $3,335,000 at December 31, 2021 and 2020, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. The carrying amount of $1,000,000 is accounted for at cost and is included in investments on the Consolidated Balance Sheet.

4.	ACCOUNTS RECEIVABLE AND CUSTOMER CONCENTRATIONS

At December 31, 2021 and 2020, our allowance for doubtful accounts was $0. There were no charges against the allowance for doubtful accounts in 2021 or 2020.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2021	2020	2021	2020
Customer A	71%	69%	65%	59%
Customer B	6%	10%	8%	6%
Customer C	1%	2%	0%	10%

5.	NOTES RECEIVABLE

During the quarter ended September 30, 2017, we entered into a Loan Agreement with a privately-held identity and professional services company with ties to the FinTech industry. We committed to lend up to $1,500,000 all of which has been advanced as of December 31, 2019. During 2018, we advanced $550,000 on three separate simple Promissory Note(s). As discussed in Note 3, we converted the Loan Agreement and all outstanding Promissory Notes to an equity ownership of 40 percent of the company. At the same time, we entered into and advanced a $1,000,000 Loan Agreement that bears interest at the rate of 6.0 percent annually with a maturity date of June 2021. In October 2019 and January 2020, we entered into Loan Agreements and advanced an additional $500,000 and $1,000,000, respectively, that bears interest at the rate of 6.0 percent annually with maturity dates of October 2021 and January 2022, respectively. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% ownership interest in the new entity.

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

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry, discussed further in Note 3. The note bears interest at the rate of 4.6 percent annually with the maturity date of October 2023.

6.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)	2021	2020
Current	$2,951	$1,925
Deferred	(227)	543
Total	$2,724	$2,468

The following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2021	2020
Statutory rate	21%	21%
State and local taxes, net of federal benefit	5.8	4.7
Equity compensation	0.3	0.3
Research and development credit	(2.6)	(2.5)
Foreign tax credit	(1.3)	(2.7)
GILTI income inclusion	-	1.8
Other	-	0.6
Effective rate	23.2%	23.2%

Net deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2021	2020
Deferred tax (liabilities) assets:
Unrealized loss on investments	$896	$788
Foreign Tax Credit	259	124
Fixed assets	(1,335)	(1,347)
Other	148	134
Total deferred tax liability	(32)	(301)
Less valuation allowance	(517)	(517)
Net deferred tax liability	$(549)	$(818)

We had net deferred tax liabilities of approximately $0.5 million and $0.8 million at December 31, 2021 and December 31, 2020, respectively. The gross deferred tax asset/liability has been offset by a valuation allowance of $0.5 million in 2021 and 2020, because the Company believes that it is more likely than not that the amount will not be realized. We have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (net operating loss or research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2021 and 2020. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

Year Ended December 31,	2021	2020

Right-of-use asset, net and lease liabilities (in thousands)	$3,955	$2,889
Cash paid for operating lease liabilities (in thousands)	$1,239	$1,052
Weighted average remaining lease term (years)	3.5	3.5
Weighted average discount rate	4.1%	3.8%

Maturities of our operating lease liabilities as of December 31, 2021 is as follows:

Operating Leases
(In thousands)
2022	$1,337
2023	1,265
2024	910
2025	515
Thereafter	181
Total lease liabilities	$4,208

Lease expense for the years ended December 31, 2021 and 2020 consisted of the following:

Year Ended December 31, (in thousands)	2021	2020
Cost of revenue	$892	$725
General and administrative	272	214
Research and development	75	113
Total	$1,239	$1,052

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

On or about February 14, 2020, two purported shareholders, derivatively and on behalf of the Company, filed substantially similar shareholder derivative actions in the Eastern District of New York against certain current and former directors and officers (the “Individual Defendants”), and the Company as a nominal defendant (together with the Individual Defendants, the “Defendants”). The complaints assert a claim against Messrs. Strange, Moise, Petit, Fuzzell and Chandler for a violation of Section 14(a) of the Securities Exchange Act by issuing purportedly misleading statements in the Company’s 2017 and 2018 Proxies. The complaints also assert claims against the Individual Defendants for breaches of fiduciary duty, waste of corporate assets, and unjust enrichment arising out of, among other things, purportedly undisclosed related party transactions, other relationships, and certain allegations against former director Parker H. Petit in connection with his former position with MiMedx, Inc. and other companies. The relief sought in the complaints includes changes to the Company’s corporate governance procedures, unspecified damages, equitable relief, restitution, and attorney’s fees and costs. On April 20, 2020, the two derivative actions were consolidated and captioned, In re Intelligent Systems Corporation Stockholder Derivative Litigation, Lead Case No. 1:20-cv-00832, in the Eastern District of New York (the “Derivative Matter”). On June 19, 2020, Defendants filed their motion to dismiss. After a conference held on August 24, 2020, the parties agreed that Defendants’ motion to dismiss would be temporarily withdrawn without prejudice to refile after the conclusion of any discovery permitted by further Court order. On September 8, 2020, Plaintiffs moved for leave to conduct limited discovery (“Plaintiffs’ Motion for Discovery”). On December 23, 2020, the Court entered a stipulation among the parties whereby Plaintiffs’ Motion for Discovery shall be withdrawn, the Company will engage in limited discovery, and the parties agree that the Derivative Matter shall be stayed pending resolution of the motion to dismiss in the related above-mentioned securities litigation matter, among other things. On October 1, 2021, Plaintiffs filed a notice of voluntary dismissal. On November 2, 2021, the district court entered an order dismissing the case without prejudice.

8.	DEFINED CONTRIBUTION PLANS

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $58,000 and $46,000 in 2021 and 2020, respectively.

9.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $265,000 and $214,000 to ISC Properties, LLC in the years ended December 31, 2021 and 2020, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

10.	STOCK COMPENSATION PLANS

A summary of all stock incentive plans for the years ended December 31, 2021 and 2020 was as follows:

	Stock Incentives Granted		Stock Incentives Exercised		Stock Incentives Expired		Stock Incentives Cancelled
	2021	2020	2021	2020	2021	2020	2021	2020
2003 Incentive Stock Plan[1] §	N/A	N/A	67,500	-	-	-	-	-
2015 Incentive Stock Plan[2] §	-	-	-	-	-	-	-	-
Non-Employee Directors’ Stock Option Plan[3] §	N/A	N/A	-	-	-	-	-	-
2011 Non-Employee Directors Stock Plan[4] §	N/A	N/A	-	-	-	-	-	-
2020 Non-Employee Directors’ Stock Incentive Plan[5] † §	4,443	4,380	N/A	N/A	N/A	N/A	N/A	N/A

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. The following is a summary of all plans as of December 31, 2021:

	Total of All Plans	Fully Vested and Exercisable	Not Vested
Options Granted	1,356,500	49,000	10,000
Options Exercised	1,014,820	N/A	N/A
Options Cancelled	282,680	N/A	N/A

As of December 31, 2021, there was $11,000 of unrecognized compensation cost related to stock options granted under the plans, which is expected to be recognized by the first quarter of 2022.

1 The 2003 Stock Incentive Plan (the “2003 Plan”) was instituted in March 2003. The 2003 Plan authorized the issuance of up to 450,000 options to purchase shares of common stock to officers and key employees, with vesting of such options occurring equally over a 3-year time period. In 2013, the 2003 Plan expired with 197,500 options ungranted.
2 The 2015 Incentive Stock Plan (the “2015 Plan”) was approved by shareholders in June 2015, which authorizes the issuance of up to 750,000 options to purchase shares of common stock to employees and key consultants and advisors.

3 The Non-Employee Directors’ Stock Option Plan (the “Directors Plan”) was instituted in August 2000 that authorized the issuance of up to 200,000 options to purchase shares of common stock to non-employee directors. Upon adoption of the Directors Plan, each non-employee director was granted an option to acquire 5,000 shares. At each Annual Meeting, each director receives a grant of 4,000 options, which vest in 50% increments on the first and second anniversary. The Directors Plan expired in 2011, with 60,000 options ungranted.

4 The 2011 Non-Employee Directors Stock Plan (the “2011 Directors Plan”) was approved by shareholders in May 2011 with essentially the same terms and conditions as the Directors Plan.

5 The 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”) was approved by shareholders in August 2020, which replaces the 2011 Director Plan and authorizes the issuance of 200,000 shares of common stock to non-employee directors. We expect to grant each independent director $50,000 of stock on the date of each subsequent Annual Meeting.

§ Indicates plans with stock options.

† Indicates plans with stock grants.

Stock option activity during the years ended December 31, 2021 and 2020 was as follows:

	2021			2020
Options outstanding at January 1		126,500			126,000
Options cancelled		-			-
Options exercised		67,500			-
Options granted		-			-
Options outstanding at December 31		59,000			126,500

Options available for grant at December 31		881,177			885,620

Options exercisable at December 31		49,000			102,500

Exercise price ranges per share:
Granted		N/A			N/A
Exercised	$ 1.52	-	$ 1.72		N/A
Outstanding	$ 3.50	-	$ 39.11	$ 1.52	-	$ 39.11

Weighted average exercise price per share:
Granted		-			-
Exercised		$1.59			-
Outstanding at December 31		$17.35			$8.94
Exercisable at December 31		$16.81			$5.61

The following tables summarize information about the stock options outstanding under the Company’s option plans as of December 31, 2021.

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$ 3.50	-	$ 3.86	13,000	6.0	$3.75	$528,960
$ 7.80			8,000	5.8	$7.80	$174,700
$ 19.99			30,000	6.4	$19.99	$564,300
$ 39.11			8,000	7.4	$39.11	$-
$ 3.50	-	$ 39.11	59,000	6.6	$17.35	$1,267,960

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$ 3.50	-	$ 3.86	13,000	5.2	$3.75	$528,960
$ 7.80			8,000	6.5	$7.80	$174,700
$ 19.99			20,000	6.5	$19.99	$376,200
$ 39.11			8,000	6.5	$39.11	$-
$ 3.50	-	$ 39.11	49,000	6.5	$16.81	$1,079,860

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2021, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. The amount of aggregate intrinsic value will change based on the fair value of the Company’s common stock.

11.	FOREIGN OPERATIONS

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. In October 2020, we opened an office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia where we expect to hire technical personnel to support existing customers and continued growth. With the exception of a facility in India which was acquired in 2007 to house our India-based employees and which had a net book value of $150,000 and $156,000 at December 31, 2021 and 2020, respectively, substantially all long-lived assets are in the United States.

At December 31, 2021 and 2020, continuing operations of foreign subsidiaries had assets of $5,079,000 and $1,958,000, respectively, and total liabilities of $3,886,000 and $1,754,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data):	2021	2020
Numerator:
Net Income	$9,039	$8,161

Denominator:
Weighted-average basic shares outstanding	8,777	8,920
Effect of dilutive securities	33	95
Weighted-average diluted shares	8,810	9,015

Basic earnings per share	$1.03	$0.91
Diluted earnings per share	$1.03	$0.91

At December 31, 2021 and 2020, there were 33,000 and 95,000 dilutive stock options exercisable, respectively.