Form 10-Q
period 2022-03-31
CoreCard Corp
filed 2022-05-05
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value for the class	CCRD	NYSE

As of April 30, 2022, 8,618,951 shares of Common Stock of the issuer were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$24,544	$29,244
Accounts receivable, net	18,264	5,547
Other current assets	3,270	2,046
Total current assets	46,078	36,837
Investments	6,252	6,355
Property and equipment, at cost less accumulated depreciation	12,456	10,371
Other long-term assets	4,901	4,585
Total assets	$69,687	$58,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,173	$2,763
Deferred revenue, current portion	1,031	2,263
Accrued payroll	3,370	2,145
Accrued expenses	638	404
Income tax payable	4,004	1,004
Other current liabilities	2,367	2,274
Total current liabilities	15,583	10,853
Noncurrent liabilities:
Deferred revenue, net of current portion	316	164
Deferred tax liability	556	549
Long-term lease obligation	3,009	2,708
Total noncurrent liabilities	3,881	3,421
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000; Issued shares – 9,001,311 at March 31, 2022 and December 31, 2021; Outstanding shares – 8,618,951 and 8,689,815 at March 31, 2022 and December 31, 2021, respectively	90	90
Additional paid-in capital	16,271	16,261
Treasury stock, 382,360 and 311,496 shares at March 31, 2022 and December 31, 2021, respectively, at cost	(13,659)	(11,327)
Accumulated other comprehensive loss	(193)	(194)
Accumulated income	47,714	39,044
Total stockholders’ equity	50,223	43,874
Total liabilities and stockholders’ equity	$69,687	$58,148

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue
Services	$11,795	$8,912
Products	12,489	‒
Total net revenue	24,284	8,912
Cost of revenue
Services	7,456	4,429
Products	‒	‒
Total cost of revenue	7,456	4,429
Expenses
Marketing	66	37
General and administrative	1,685	880
Research and development	3,324	2,101
Income from operations	11,753	1,465
Investment loss	(103)	(133)
Other income, net	37	75
Income before income taxes	11,687	1,407
Income taxes	3,017	367
Net income	$8,670	$1,040
Earnings per share:
Basic	$1.00	$0.12
Diluted	$1.00	$0.12
Basic weighted average common shares outstanding	8,655,529	8,899,011
Diluted weighted average common shares outstanding	8,685,698	8,933,090

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$8,670	$1,040
Other comprehensive income (loss):
Foreign currency translation adjustments	1	4
Total comprehensive income	$8,671	$1,044

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Common stock repurchased*	(70,947)			(2,712)			(2,712)
Stock options exercised	67,500	1	106				107
Net income						1,040	1,040
Stock compensation expense			57				57
Foreign currency translation adjustment					4		4
Balance at March 31, 2021	8,882,350	$90	$15,999	$(4,351)	$(136)	$31,045	$42,647

Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874
Common stock repurchased*	(70,864)			(2,332)			(2,332)
Net income						8,670	8,670
Stock compensation expense			10				10
Foreign currency translation adjustment					1		1
Balance at March 31, 2022	8,618,951	$90	$16,271	$(13,659)	$(193)	$47,714	$50,223

*At March 31, 2022, approximately $1,341,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2022	2021
OPERATING ACTIVITIES:
Net income	$8,670	$1,040
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,328	855
Stock-based compensation expense	10	57
Provision for deferred income taxes	(58)	--
Non-cash investment loss	--	--
Non-cash interest income	--	(37)
Equity in loss of affiliate company	103	133
Changes in operating assets and liabilities:
Accounts receivable, net	(12,717)	(1,799)
Other current assets	(1,159)	204
Other long-term assets	(129)	(33)
Accounts payable	832	67
Accrued payroll	1,225	(358)
Deferred revenue, current portion	(1,232)	(528)
Accrued expenses	234	211
Other current liabilities	3,054	(2,239)
Deferred revenue, net of current portion	152	101
Net cash provided by (used for) operating activities	313	(2,326)
INVESTING ACTIVITIES:
Purchases of property and equipment	(2,737)	(1,496)
Advances on notes and interest receivable	--	(550)
Proceeds from payments on notes receivable	55	18
Net cash used for investing activities	(2,682)	(2,028)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	--	107
Repurchases of common stock	(2,332)	(2,712)
Net cash used for financing activities	(2,332)	(2,605)
Effects of exchange rate changes on cash	1	4
Net decrease in cash	(4,700)	(6,955)
Cash at beginning of period	29,244	37,956
Cash at end of period	$24,544	$31,001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchases of property and equipment, accrued but not paid	$2,306	--

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2022 and 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2021, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies in the first quarter of 2022, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and enhances certain disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We plan to adopt the ASUs on January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on our Consolidated Financial Statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three months ended March 31, 2022 and 2021:

Three months ended March 31, (in thousands)	2022	2021
License	$12,489	$--
Professional services	6,562	5,747
Processing and maintenance	4,060	2,607
Third party	1,173	558
Total	$24,284	$8,912

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended March 31, 2022 and 2021 are as follows:

Three months ended March 31, (in thousands)	2022	2021
United States	$23,994	$8,881
Middle East	266	--
European Union	24	31
Total	$24,284	$8,912

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2022 and 2021. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

Three Months Ended March 31,
	2022	2021
Customer A	84%	71%

3.	NOTES RECEIVABLE

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry. The note bears interest at the rate of 4.6 percent annually with the maturity date of October 2023.

4.	INVESTMENTS

We hold a 40 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $1,445,000 at March 31, 2022, included in investments on the Consolidated Balance Sheets. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% ownership interest in the new entity. The carrying value of our investment in the new entity was $3,807,000 at March 31, 2022, included in investments on the Consolidated Balance Sheets. We continue to hold a 40 percent ownership interest in the original company which will continue with its events and media operations. We account for our investments using the equity method of accounting which resulted in losses of $103,000 and $133,000 for the three months ended March 31, 2022 and 2021, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to these investments as of March 31, 2022, variations from current expectations could result in future impairment charges.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. The carrying amount of $1,000,000 is accounted for at cost and is included in investments on the Consolidated Balance Sheet.

5.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We have determined that ISC Properties, LLC is not a variable interest entity. On March 1, 2022, we canceled our lease agreement dated April 1, 2021 and entered into a new lease to move our corporate headquarters and to procure additional office space. The new lease has a five-year term beginning March 1, 2022 as disclosed on our Form 8-K dated March 1, 2022.

6.	STOCK-BASED COMPENSATION

At March 31, 2022, we have three stock-based compensation plans in effect. In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which authorizes the issuance of 200,000 shares of common stock to non-employee directors. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three-month periods ended March 31, 2022 and 2021 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $10,000 and $57,000 of stock-based compensation expense during the quarters ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there is no unrecognized compensation cost related to stock options. There were no options exercised during the three months ended March 31, 2022. No options were granted during the three months ended March 31, 2022 or 2021. The following table summarizes options as of March 31, 2022:

Options Outstanding:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	5.0	$3.75	$346,560
$7.80			8,000	6.2	$7.80	$117,700
$19.99			30,000	6.8	$19.99	$222,300
$39.11			8,000	7.2	$39.11	$--
$3.50	-	$39.11	59,000	6.4	$17.35	$686,560

Options Exercisable:
Range of Exercise Price			Number Exercisable	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	5.0	$3.75	$346,560
$7.80			8,000	6.2	$7.80	$117,700
$19.99			30,000	6.8	$19.99	$222,300
$39.11			8,000	7.2	$39.11	$--
$3.50	-	$39.11	59,000	6.4	$17.35	$686,560

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2021 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

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

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through February 2027. These operating leases are included in other long-term assets on the Company's March 31, 2022 and December 31, 2021 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's March 31, 2022 and December 31, 2021 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	March 31, 2022	December 31, 2021

Right-of-use asset, net and lease liabilities (in thousands)	$4,273	$3,955
Weighted average remaining lease term (years)	3.7	3.5
Weighted average discount rate	4.3%	4.1%

For the three months ended March 31, 2022 and 2021, cash paid for operating leases included in operating cash flows was $317,000 and $284,000, respectively.

Maturities of our operating lease liabilities as of March 31, 2022 is as follows:

Operating Leases
(In thousands)
2022	$1,044
2023	1,339
2024	1,009
2025	629
2026	513
Thereafter	68
Total lease liabilities	$4,602

Lease expense for the three months ended March 31, 2022 and 2021 consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of Revenue	$219	$218
General and Administrative	53	56
Research and Development	45	10
Total	$317	$284

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

There were no unrecognized tax benefits at March 31, 2022 and December 31, 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Form 10-Q may contain forward-looking statements relating to CoreCard. All statements, trend analyses and other information relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate”, “believe”, “plan”, “estimate”, “expect”, and “intend”, and other similar expressions, constitute forward-looking statements. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties including those factors described below under “Factors That May Affect Future Operations”, and that actual results may differ materially from those contemplated by such forward-looking statements. CoreCard undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results.

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10- K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

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

On December 15, 2021, we changed our name to CoreCard Corporation from Intelligent Systems Corporation. Our corporate structure did not change nor did our financial reporting. See our 8-K dated December 15, 2021, for more information. We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our operations are conducted through our affiliate companies located in Romania, India, United Arab Emirates and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. Corecard’s foreign subsidiaries are CoreCard SRL in Romania, CoreCard Software in India, CoreCard Colombia SAS in Colombia and Corecard Software DMCC in United Arab Emirates, that perform software development and testing as well as processing operations support.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 84% and 71% of our consolidated revenues in the first quarters of 2022 and 2021, respectively. We expect future professional services, maintenance, and license revenue from this customer for the remainder of 2022 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They previously used the software for a single institution. In the first quarter of 2022 they added an additional customer, resulting in additional one-time license fees. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 850 employees located in India, Romania, United Arab Emirates and Colombia. In October 2020, we opened a new office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia where we expect to hire technical personnel to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In April 2021, the Board authorized $10 million for our share repurchase program, of which $8.7 million has been utilized. We made share repurchases of $2.3 million for the three months ended 2022, and $2.7 million in share repurchases in the three month period ended March 31, 2021. We have $1.3 million of authorized share repurchases remaining at March 31, 2022. In May 2022, the Board authorized an additional $20 million for our share repurchase program.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three-month period ended March 31, 2022 was $24,284,000 which represents a 172% percent increase over the first quarter of 2021.

●

Revenue from services was $11,795,000 in the first quarter of 2022 compared to $8,912,000 in the first quarter of 2021. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first quarter of 2022 as compared to the first quarter of 2021 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the first quarter of 2022. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $12,489,000 in the three-month period ended March 31, 2022, compared to $0 in the comparable period in 2021. The increase results from our largest customer adding a new institution to our platform in the first quarter of 2022, resulting in one-time license fees, as discussed above, and multiple new tiers due to the additional active accounts added from a conversion completed in the first quarter of 2022 and account growth from existing customers.

Cost of Revenue – Total cost of revenue was 31 percent and 50 percent of total revenue in the three-month periods ended March 31, 2022 and 2021, respectively. The decrease in cost of revenue as a percentage of revenue is primarily driven by the increase in license revenue, partially offset by higher costs for professional services, continued infrastructure investments and higher costs related to new customer implementations. Total cost of revenue was $7,456,000 and $4,429,000 in the periods ended March 31, 2022 and 2021, respectively. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure in 2021 and 2022 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three-month period ended March 31, 2022, total operating expenses from consolidated operations were greater than in the corresponding period in 2021 primarily due to increased research and development expenses and general and administrative expenses. Research and development expenses were 58% percent higher in 2022 as compared to 2021, mainly due to increased payroll related to hiring of additional offshore technical personnel and higher bonus accruals. Additionally, we hired onshore technical personnel to work on the development of an updated platform. General and administrative expenses were higher in 2022 than in 2021, primarily due to bonus accruals in the current period. Marketing expenses increased 78% in 2022 as compared to 2021. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the quarter ended March 31, 2022, we recorded $103,000 of investment losses compared to investment losses of $133,000 for the quarter ended March 31, 2021. We did not record any impairments in 2022 or 2021.

Other Income, net – In the quarter ended March 31, 2022, we recorded $37,000 in other income compared to $75,000 for the quarter ended March 31, 2021. The decrease results from lower interest income due to lower interest rates and lower cash balances.

Income Taxes – Our effective tax rate for the quarter ended March 31, 2022, was 25.8% compared to an effective tax rate of 26.1% for the quarter ended March 31, 2021.

Liquidity and Capital Resources

Our cash balance at March 31, 2022 was $24,544,000 compared to $29,244,000 at December 31, 2021. During the quarter ended March 31, 2022, cash provided by operations was $185,000 compared to cash used for operations of $2,326,000 for the quarter ended March 31, 2021. The increase is primarily due to higher net income, higher income taxes payable, higher accounts payable and accrued payroll balances, partially offset by higher accounts receivable and prepaid expense balances. In addition, we advanced $550,000 on Promissory Notes for the three months ended March 31, 2021, which is described in more detail in Note 3 to the Consolidated Financial Statements.

During the quarter ended March 31, 2022, we used $2,737,000 of cash to acquire computer equipment primarily for the technical resources added in our India office and continued investments in our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 4, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized $10 million for our share repurchase program, of which $8.7 million has been utilized. We made share repurchases of $2.3 million in the first quarter of 2022, and we made $2.7 million in share repurchases in the first quarter of 2021.  At March 31, 2022, approximately $1,341,000 was authorized for future repurchases of our common stock. In May 2022, the Board authorized an additional $20 million for our share repurchase program.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2021. During the three-month period ended March 31, 2022, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Our largest customer represented 84% of our consolidated revenues for the three months ended March 31, 2022.  In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In April 2021, the Board authorized $10 million for our share repurchase program, of which $8.7 million has been utilized. In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program which was publicly announced in November 2018, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended March 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2022 to January 31, 2022	-	-	-	$3,673,000
February 1, 2022 to February 28, 2022	31,993	$33.83	31,993	$2,591,000
March 1, 2022 to March 31, 2022	38,871	$32.14	38,871	$1,341,000
Total	70,864	$32.91	70,864	$1,341,000

1 This price includes per share commissions paid.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)
3.2	Articles of Amendment of the Articles of Incorporation of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated December 15, 2021.)
3.3	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION
Registrant

Date: May 5, 2022	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 5, 2022	By:	/S/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated May 4, 2011. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended March 31, 2011.)

3.2	Articles of Amendment of the Articles of Incorporation of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K dated December 15, 2021.)

3.3	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculations

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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