Form 10-Q
period 2022-06-30
CoreCard Corp
filed 2022-08-03
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 OR

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

As of June 30, 2022, 8,567,008 shares of Common Stock of the issuer were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I          FINANCIAL INFORMATION

Item 1.  Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Current assets:
Cash	$21,516	$29,244
Accounts receivable, net	16,202	5,547
Other current assets	2,669	2,046
Total current assets	40,387	36,837
Investments	6,512	6,355
Property and equipment, at cost less accumulated depreciation	12,771	10,371
Other long-term assets	4,627	4,585
Total assets	$64,297	$58,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,281	$2,763
Deferred revenue, current portion	1,262	2,263
Accrued payroll	1,951	2,145
Accrued expenses	564	404
Other current liabilities	2,476	3,278
Total current liabilities	8,534	10,853
Noncurrent liabilities:
Deferred revenue, net of current portion	418	164
Deferred tax liability	556	549
Long-term lease obligation	2,664	2,708
Total noncurrent liabilities	3,638	3,421
Stockholders’ equity:
Common stock, 0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,007,815 and 9,001,311 at June 30, 2022 and December 31, 2021, respectively;
Outstanding shares – 8,567,008 and 8,689,815 at June 30, 2022 and December 31, 2021, respectively	90	90
Additional paid-in capital	16,421	16,261
Treasury stock, 440,807 and 311,496 shares at June 30, 2022 and December 31, 2021, respectively, at cost	(15,006)	(11,327)
Accumulated other comprehensive income (loss)	50	(194)
Accumulated income	50,570	39,044
Total stockholders’ equity	52,125	43,874
Total liabilities and stockholders’ equity	$64,297	$58,148

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Services	$13,412	$11,055	$25,207	$19,967
Products	1,794	2,300	14,283	2,300
Total net revenue	15,206	13,355	39,490	22,267
Cost of revenue
Services	7,937	5,558	15,393	9,986
Products	−	−	−	−
Total cost of revenue	7,937	5,558	15,393	9,986
Expenses
Marketing	85	46	151	83
General and administrative	1,255	1,241	2,940	2,121
Research and development	2,463	2,652	5,787	4,754
Income from operations	3,466	3,858	15,219	5,323
Investment income (loss)	260	(134)	157	(267)
Other income	29	81	66	156
Income before income taxes	3,755	3,805	15,442	5,212
Income taxes	899	1,000	3,916	1,367
Net income	$2,856	$2,805	$11,526	$3,845
Earnings per share:
Basic	$0.33	$0.32	$1.34	$0.43
Diluted	$0.33	$0.32	$1.33	$0.43
Basic weighted average common shares outstanding	8,595,478	8,797,691	8,625,504	8,848,351
Diluted weighted average common shares outstanding	8,616,354	8,828,773	8,651,874	8,880,831

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$2,856	$2,805	$11,526	$3,845
Other comprehensive income (loss):
Foreign currency translation adjustments	243	4	244	8
Total comprehensive income	$3,099	$2,809	$11,770	$3,853

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Common stock repurchased*	(70,947)			(2,712)			(2,712)
Stock options exercised	67,500	1	106				107
Net income						1,040	1,040
Stock compensation expense			57				57
Foreign currency translation adjustment					4		4
Balance at March 31, 2021	8,882,350	$90	$15,999	$(4,351)	$(136)	$31,045	$42,647
Common stock repurchased*	(144,194)			(5,048)			(5,048)
Net income						2,805	2,805
Stock compensation expense	4,443		198				198
Foreign currency translation adjustment					4		4
Balance at June 30, 2021	8,742,599	$90	$16,197	$(9,399)	$(132)	$33,850	$40,606

Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874
Common stock repurchased*	(70,864)			(2,332)			(2,332)
Net income						8,670	8,670
Stock compensation expense			10				10
Foreign currency translation adjustment					1		1
Balance at March 31, 2022	8,618,951	$90	$16,271	$(13,659)	$(193)	$47,714	$50,223
Common stock repurchased*	(58,447)			(1,347)			(1,347)
Net income						2,856	2,856
Stock compensation expense	6,504		150				150
Foreign currency translation adjustment					243		243
Balance at June 30, 2022	8,567,008	$90	$16,421	$(15,006)	$50	$50,570	$52,125

*At June 30, 2022, approximately $19,994,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2022	2021

OPERATING ACTIVITIES:
Net income	$11,526		$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,333		1,769
Stock-based compensation expense	160		255
Deferred income taxes	72		−
Non-cash interest income	−		(55)
Equity in (gain) loss of affiliate company	(157)		267
Changes in operating assets and liabilities:
Accounts receivable, net	(10,655)		(3,778)
Other current assets	(688)		(114)
Other long-term assets	(236)		(37)
Accounts payable	611		552
Accrued payroll	(194)		467
Deferred revenue, current portion	(1,001)		(282)
Accrued expenses	160		33
Other current liabilities	(827)		(2,605)
Deferred revenue, net of current portion	254		88
Net cash provided by operating activities	1,358		405

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,760)		(2,612)
Advances on notes and interest receivable	−		(550)
Proceeds from payments on notes receivable	110		55
Purchase of intangible assets	−		(400)
Purchase of long-term investment	−		(1,000)
Net cash used for investing activities	(5,650)		(4,507)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	−		107
Repurchases of common stock	(3,679)		(7,759)
Net cash used for financing activities	(3,679)		(7,652)
Effects of exchange rate changes on cash	243		8
Net decrease in cash	(7,728)		(11,746)
Cash at beginning of period	29,244		37,956
Cash at end of period	$21,516		$26,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$5,330		$1,754
Purchases of property and equipment, accrued but not paid	$1,093	$	−

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2022 and 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2021, as filed in our Annual Report on Form 10-K.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
License	$1,794	$2,300	$14,283	$2,300
Professional services	7,605	6,100	14,167	11,847
Processing and maintenance	4,510	4,193	8,570	6,799
Third party	1,297	762	2,470	1,321
Total	$15,206	$13,355	$39,490	$22,267

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$14,865	$12,515	$38,861	$21,397
Middle East	316	211	580	211
European Union	25	629	49	659
Total	$15,206	$13,355	$39,490	$22,267

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2022 and 2021. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer A	71%	71%	79%	71%

3.	NOTES RECEIVABLE

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry. The note bears interest at the rate of 4.6 percent annually with the maturity date of October 2023.

4.	INVESTMENTS

We hold a 40 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $1,486,000 at June 30, 2022, included in investments on the Consolidated Balance Sheets. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% ownership interest in the new entity. The carrying value of our investment in the new entity was $4,026,000 at June 30, 2022, included in investments on the Consolidated Balance Sheets. We continue to hold a 40 percent ownership interest in the original company which will continue with its events and media operations. We account for our investments using the equity method of accounting which resulted in income of $260,000 and $157,000 for the three and six months ended June 30, 2022, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to these investments as of June 30, 2022, variations from current expectations could result in future impairment charges.

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

At June 30, 2022, we have four stock-based compensation plans in effect. In August 2020, shareholders approved the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), which authorizes the issuance of 200,000 shares of common stock to non-employee directors. In May 2022, shareholders approved the 2022 Employee Stock Incentive Plan (the “2022 Plan”), which authorizes the issuance of 750,000 shares of common stock to employees. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2022 and 2021 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $150,000 and $198,000 of stock-based compensation expense for the three months ended June 30, 2022 and 2021, respectively, and $160,000 and $255,000 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there is no unrecognized compensation cost related to stock options. There were no options exercised during the three and six months ended June 30, 2022. During the quarter ended June 30, 2022, an aggregate of 6,504 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the Annual Meeting of Shareholders and vested upon issuance. No options expired unexercised during the quarter. The following table summarizes options as of June 30, 2022:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	4.7	$3.75	$298,720
$7.80			8,000	5.9	$7.80	$102,750
$19.99			30,000	6.6	$19.99	$132,600
$39.11			8,000	6.9	$39.11	$--
$3.50	-	$39.11	59,000	6.1	$17.35	$534,070

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2021 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

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

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2027. These operating leases are included in other long-term assets on the Company's June 30, 2022 and December 31, 2021 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's June 30, 2022 and December 31, 2021 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	June 30, 2022	December 31, 2021

Right-of-use asset, net and lease liabilities (in thousands)	$3,953	$3,955
Weighted average remaining lease term (years)	3.8	3.5
Weighted average discount rate	3.4%	4.1%

For the six months ended June 30, 2022 and 2021, cash paid for operating leases included in operating cash flows was $348,000 and $575,000, respectively.

Maturities of our operating lease liabilities as of June 30, 2022 is as follows:

Operating Leases
(in thousands)
2022	$695
2023	1,334
2024	1,007
2025	617
2026	503
Thereafter	68
Total lease liabilities	$4,224

Lease expense for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of Revenue	$194	$224	$412	$442
General and Administrative	107	56	158	112
Research and Development	47	10	93	21
Total	$348	$290	$663	$575

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

There were no unrecognized tax benefits at June 30, 2022 and December 31, 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

On December 15, 2021, we changed our name to CoreCard Corporation from Intelligent Systems Corporation. Our corporate structure did not change nor did our financial reporting. See our 8-K dated December 15, 2021, for more information. We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our operations are conducted through our affiliate companies located in Romania, India, United Arab Emirates and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. Corecard’s foreign subsidiaries are CoreCard SRL in Romania, CoreCard Software India Pvt. Ltd. in India, CoreCard Colombia SAS in Colombia and Corecard Software DMCC in United Arab Emirates, that perform software development and testing as well as processing operations support.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 79% and 71% of our consolidated revenues in the first six months of 2022 and 2021, respectively. We expect future professional services, maintenance, and license revenue from this customer for the remainder of 2022 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They previously used the software for a single institution. In the first quarter of 2022 they added an additional customer, resulting in additional one-time license fees. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 922 employees located in India, Romania, United Arab Emirates and Colombia. In October 2020, we opened a new office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia where we are hiring technical personnel to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In April 2021, the Board authorized an additional $10 million for our share repurchase program, all of which has been utilized. We made share repurchases of $1.3 million for the six months ended 2022, and $7.8 million in share repurchases in the six month period ended June 30, 2021. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We have approximately $20 million of authorized share repurchases remaining at June 30, 2022.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and six month periods ended June 30, 2022 was $15,206,000 and $39,490,000, respectively, which represents increases of 14 percent and 77 percent compared to the respective periods in 2021.

●

Revenue from services was $13,412,000 and $25,207,000 in the three and six month periods ended June 30, 2022, respectively, which represents increases of 21 percent and 26 percent compared to the respective periods in 2021. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the second quarter and first six months of 2022 as compared to the second quarter and first six months of 2021 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the second quarter and first six months of 2022. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $1,794,000 and $14,283,000 in the three and six month periods ended June 30, 2022, respectively, compared to $2,300,000 in both the respective comparable periods of 2021. For the six month period ended 2022, the increase results from our largest customer adding a new institution to our platform in the first quarter of 2022, resulting in one-time license fees, as discussed above, and multiple new tiers due to the additional active accounts added from a conversion completed in the first quarter of 2022 and account growth from existing customers. License revenue decreased in the second quarter of 2022 as compared to the first quarter due to lower per account fees at higher tiers.

Cost of Revenue – Total cost of revenue was 52 percent and 39 percent of total revenue in the three and six month periods ended June 30, 2022, respectively, compared to 42 percent and 45 percent in the corresponding periods of 2021. For the three month period ended June 30, 2022, the increase in cost of revenue as a percentage of revenue is primarily driven by lower license revenue and investments made in our processing infrastructure in 2021 and 2022 including hardware and software purchases and additional space in our data centers. For the six month period ended June 30, 2022, the decrease as a percentage of revenue is primarily driven by an increase in license revenue, partially offset by investments in our infrastructure. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure in 2021 and 2022 are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2022, total operating expenses from consolidated operations decreased 3 percent and increased 28 percent compared to the corresponding periods in 2021, respectively. Research and development expenses were 7 percent lower and 22 percent higher in three and six month periods in 2022, respectively, as compared to the same periods in 2021. In the three month period ended June 30, 2022, research and development expenses were lower mainly due to lower bonus accruals partially offset by an increase in headcount. In the six month period ended June 30, 2022, research and development expenses were higher mainly due to hiring of additional offshore technical personnel and higher bonus accruals. Additionally, we hired onshore and offshore technical personnel to work on the development of an updated platform. General and administrative expenses were 1 percent and 39 percent higher in the three and six month periods ended June 30, 2022. The increase for the six month period primarily relates to higher bonus accruals in 2022. Marketing expenses increased 85 percent and 82 percent for the three and six month periods in 2022, respectively, as compared to the same periods in 2021. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and six months ended June 30, 2022, we recorded $260,000 and $157,000 of investment income, respectively, compared to investment losses of $134,000 and $267,000 for the three and six months ended June 30, 2021, respectively, related to our equity method investments discussed further in Note 4.

Other Income (Loss) – In the three and six months ended June 30, 2022, we recorded income of $29,000 and $66,000, respectively, compared to income of $81,000 and $156,000 for the comparable 2021 periods. The decrease results from lower interest rates and lower cash balances in the 2022 period.

Income Taxes – Our effective tax rates for the three and six months ended June 30, 2022 were 23.9 percent and 25.4 percent compared to effective tax rates of 26.3 percent and 26.2 percent for the respective periods in 2021.

Liquidity and Capital Resources

Our cash balance at June 30, 2022, was $21,516,000 compared to $29,244,000 at December 31, 2021. During the six months ended June 30, 2022, cash provided by operations was $1,358,000 compared to cash provided by operations of $405,000 for the six months ended June 30, 2021. The increase is primarily due to higher net income, decrease in cash held for program management funding, higher depreciation, and higher accounts payable, partially offset by higher accounts receivable and deferred revenue balances. The increase in accounts receivable relates to timing of invoices and payments primarily from our largest customer. There are no material disputes related to the outstanding balances, some of which is past due at June 30, 2022, however we have concluded the entire balance is collectible.

During the six months ended June 30, 2022, we used $5,760,000 of cash to acquire computer equipment primarily for the technical resources added in our India office and continued investments in our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Notes 3 and 4, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized an additional $10 million for our share repurchase program, all of which million has been utilized. In May 2022, the Board authorized an additional $20 million for share repurchases. We made share repurchases of $3.7 million for the six months ended 2022, and $7.8 million of share repurchases in the six month period ended June 30, 2021. We have approximately $20 million of authorized share repurchases remaining at June 30, 2022.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2021. During the six month period ended June 30, 2022, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Our largest customer represented 79% of our consolidated revenues for the six months ended June 30, 2022. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In April 2021, the Board authorized $10 million for our share repurchase program, of which all has been utilized. In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We have approximately $20 million of authorized share repurchases remaining at June 30, 2022.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 to April 30, 2022	-	$-	-	$1,341,000
May 1, 2022 to May 31, 2022	24,979	$23.12	24,979	$20,764,000
June 1, 2022 to June 30, 2022	33,468	$23.01	33,468	$19,994,000
Total	58,447	$23.05	58,447	$19,994,000

1This price includes per share commissions paid.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Restated Articles of Incorporation of the Registrant dated August 3, 2022.
3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION
Registrant

Date: August 3, 2022	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 3, 2022	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Restated Articles of Incorporation of the Registrant dated August 3, 2022.

3.2	Amended and Restated Bylaws of the Registrant dated March 2, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-K for the period ended December 31, 2020.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.