Form 10-K
period 2022-12-31
CoreCard Corp
filed 2023-03-02
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2022

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

Registrant’s telephone number:‑(770)381-2900

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use to the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

* If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.          ☐

*Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2022 was $176,571,200 (computed using the closing price of the common stock on June 30, 2022 as reported by the NYSE).

As of February 28, 2023, 8,502,735 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 1, 2023 are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

Page

Part I

Item
	1.	Business	1
	1B.	Unresolved Staff Comments	4
	2.	Properties	4
	3.	Legal Proceedings	4
	4.	Mine Safety Disclosures	4

Part II

	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
	8.	Financial Statements	12
	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
	9A.	Controls and Procedures	12
	9B.	Other Information	13

Part III

	10.	Directors, Executive Officers and Corporate Governance	13
	11.	Executive Compensation	13
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
	13.	Certain Relationships and Related Transactions, and Director Independence	14
	14.	Principal Accountant Fees and Services	14

Part IV

	15.	Exhibits and Financial Statement Schedules	15
Signatures			16

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

We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our operations are conducted through our affiliate companies located in Romania, India, the United Arab Emirates and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. CoreCard’s foreign subsidiaries are CoreCard SRL in Romania, CoreCard Software Pvt Ltd in India, CoreCard Colombia SAS in Colombia and CoreCard Software DMCC in the United Arab Emirates, that perform software development and testing as well as processing operations support.

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

The CoreCard software solutions allow companies to offer any type of transacting account or card issuing program as well as installment and revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network schemes.

The CoreCard proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and address the unique requirements of customers and program managers that issue or process:

●

Credit Cards/Loans – revolving or non-revolving credit issued to consumer or business accounts (with or without a physical card) that typically involve interest, fees, settlement, collections, etc. Within this market, CoreCard offers software specifically tailored to handle private label cards, network branded (i.e., MasterCard, VISA, American Express or Discover) bank cards, fleet cards, loans of any type, or any other type of “system of record” accounts receivable.

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

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit cards (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2023 and future years. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SOC 1 and SOC 2 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from American Express, Discover, MasterCard, Visa, Star and Pulse.

CoreCard added Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements, which represented 75% and 71% of our consolidated revenues for the twelve months ended December 31, 2022 and 2021, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2023 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer.

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

The CoreCard software platform and modules include CoreCREDIT™, CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreAPP™, CoreMONEY™ and CoreACQUIRE™. Using a proprietary, base transaction processing platform called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE™ is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management. In addition, CoreCard configures and/or customizes its robust base modules with additional or specific functionality to meet each customer’s requirements. The Company has developed and licensed such products to customers in the prepaid, fleet, private label, retail and credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a base of customers in each of its target markets, as well as putting in place the infrastructure and processes to be able to scale the business successfully, particularly for the Processing Services business.

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

Our business is not considered seasonal although the use of certain of our products may grow with the summer travel season for our Middle East customers and higher end-of-year spending patterns and possibly cause a small revenue increase during these periods.

Development Costs

We spent $11.7 million and $8.9 million in the years ended December 31, 2022 and 2021, respectively, on software development. We maintain a workforce of over 1,100 employees in our offshore operations in India, Romania, the United Arab Emirates and Colombia for software development and testing, as well as operations support for processing services. We are continuously improving our financial technology software in response to market requirements and trends and expect to continue to do so. Additionally, we are working on a new platform to maintain the latest technology.

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

Personnel

As of February 15, 2023, we had approximately 1,200 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, the majority are involved in CoreCard’s software development, testing and operations, and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes, and we believe our employee relations are good.

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

As of December 31, 2022, we had a lease covering approximately 27,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our domestic operations. Our Norcross lease was renewed March 1, 2022 for a five year term. Our Colombia lease was signed in November 2021 for a five year term covering approximately 4,300 square feet. We lease approximately 2,900 square feet of office space in Dubai, United Arab Emirates. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our offshore subsidiaries; we lease approximately 8,500 square feet of additional office space in the same facility in Bhopal, India; in June 2022 we leased an additional facility in Bhopal of approximately 12,500 square feet; and we lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We believe our facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the NYSE under the symbol “CCRD”. We had 151 shareholders of record as of February 15, 2023. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Repurchases of Securities

In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We have approximately $18.3 million of authorized share repurchases remaining at December 31, 2022.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2022:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2022 to October 31, 2022	-	-	-	$18,631,000
November 1, 2022 to November 30, 2022	-	-	-	$18,631,000
December 1, 2022 to December 31, 2022	10,134	$28.86	10,134	$18,338,000
Total	10,134	$28.86	10,134	$18,338,000

1This price includes per share commissions paid.

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

Executive Summary

Our consolidated operations consist of our CoreCard Software subsidiary and its affiliate companies in Romania, India, the United Arab Emirates and Colombia as well as a corporate office in Atlanta, Georgia which provides significant administrative, human resources and executive management support.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investments we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 75 percent and 71 percent of our consolidated revenues for 2022 and 2021, respectively. We expect future professional services, maintenance and license revenue from this customer in 2023 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They previously used the software for a single institution. In the first quarter of 2022 they added an additional customer, resulting in additional one-time license fees. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including more than 1,100 employees located in India, Romania, the United Arab Emirates and Colombia. In 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. In October 2020, we opened an office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. We made share repurchases of $5.3 million in 2022, and $9.7 million in repurchases in 2021. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We have approximately $18.3 million of authorized share repurchases remaining at December 31, 2022.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2022 was $69,765,000 which represents a 45 percent increase over 2021.

●

Revenue from services was $53,688,000 in 2022, which represents a 27 percent increase from 2021 revenue of $42,383,000. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in 2022 as compared to 2021 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed in 2022. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which includes software license fees, was $16,077,000 in 2022, an increase of 174 percent from 2021 revenue of $5,865,000. The increase results from our largest customer adding a new institution to our platform in the first quarter of 2022, resulting in one-time license fees, as discussed above, and multiple new tiers due to the additional active accounts added from a conversion completed in the first quarter of 2022 and account growth from existing customers.

Cost of Revenue – Total cost of revenue was 47 percent of total revenue for the twelve months ended December 31, 2022 and 2021. The increase in higher margin license revenue was offset by investments made in our processing infrastructure in recent years including hardware and software purchases and increased hiring in India. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. Investments in our infrastructure in recent years are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2022, total operating expenses from consolidated operations were higher as compared to the corresponding period in 2021 primarily due to higher development expenses and higher general and administrative expenses. Development expenses were higher mainly due to payroll for additional offshore technical personnel. Additionally, we hired additional onshore and offshore technical personnel to work on the development of an updated platform. General and administrative expenses increased due to higher salaries expenses due to an increase in headcount. Marketing expenses increased 20 percent in 2022. Our client base increased in 2022 and 2021 with minimal marketing efforts as we continue to have prospects contact us via online searches and industry referrals; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – Investment Income (Loss) was a loss of $1,144,000 in 2022 and loss of $172,000 in 2021. The 2022 investment losses primarily relate to a fourth quarter 2022 impairment charge on an equity method investment, partially offset by income on equity method investments. Investment losses in 2021 relate to losses on equity method investments, we did not record any impairments in 2021.

Other Income, net – Other Income, net was $226,000 in 2022 and $277,000 in 2021. The decrease is primarily due to lower interest income resulting from lower cash balances, partially offset by higher interest rates.

Income Taxes – We recorded income tax expense of $5,154,000 and $2,724,000 in 2022 and 2021, respectively, an effective tax rate of 27.1% and 23.2% in 2022 and 2021, respectively. The increase in our effective tax rate was primarily due to higher income in foreign locations, partially offset by a higher foreign tax credit. We expect our future effective tax rate to be within the range of 25-27%.

Liquidity and Capital Resources

Our cash balance at December 31, 2022 was $20,399,000 compared to $29,244,000 at December 31, 2021. During the year ended December 31, 2022, cash provided by operations was $9,864,000 compared to cash provided by operations of $8,915,000 for the year ended December 31, 2021. The increase is primarily due to a higher net income, higher depreciation and amortization, non-cash impairment charges, partially offset by higher accounts receivable balances, higher tax payments and lower deferred revenue. The increase in accounts receivable relates to timing of invoices and payments primarily from our largest customer. There are no material disputes related to the outstanding balances, some of which is past due at December 31, 2022, however we have concluded the entire balance is collectible.

During the year ended December 31, 2021, we invested $1,000,000 in a privately held supply chain financing company and made an $800,000 investment in a privately held identity and professional services company with ties to the FinTech industry, which is described in more detail in Note 3 to the Consolidated Financial Statements. During the year ended December 31, 2022, we invested $6,944,000 in publicly traded multi sector corporate and municipal debt securities, offset by related maturities of $1,975,000, which is described in more detail in Note 5 to the Consolidated Financial Statements.

During the year ended December 31, 2022, we used $8,735,000 of cash to acquire computer equipment and related software primarily to enhance our existing processing environment in the U.S. as well for computer equipment for the technical resources added in our India office.

We do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for share repurchases. We made share repurchases of $5.3 million in 2022, and $9.7 million in share repurchases in 2021. We have approximately $18.3 million of authorized share repurchases remaining at December 31, 2022.

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

Purchases of additional licenses for tier upgrades or additional modules are generally recognized as license revenue in the period in which the purchase is made for perpetual licenses.

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

We have an equity investment with a privately held identity and professional services company with ties to the FinTech industry. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% stake in the new entity. We continue to hold a 40% ownership interest in the original media and events company. In the fourth quarter of 2022, based on the entity’s decision to exit the media and events business and wind down its operations, we recorded an impairment charge of $1,450,000, included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0.

We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of our remaining investments. While we have not recorded an impairment related to these remaining investments as of December 31, 2022, variations from current expectations could impact future assessments resulting in future impairment charges.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 75% of our consolidated revenues for the twelve months ended December 31, 2022. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC (PCAOB ID 281)

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of Three Directors - Nominees” and “Proposal 1 – The Election of Three Directors – Executive Officers” in our Proxy Statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as director and about the directors and executive officers of the Company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. This information is incorporated into this Item 10 by reference. Information regarding the Company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of Three Directors - Nominees” and “Proposal 1 – The Election of Three Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2023 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at One Meca Way, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $333,000 and $265,000 in the years ended December 31, 2022 and 2021, respectively.

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

3.1	Amended and Restated Articles of Incorporation of the Registrant dated August 3, 2022. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q dated November 2, 2022.)

3.2	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)

4.1	Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Item 1 of the Registrant’s Form 8-A filed May 26, 2021.)

10.1	Lease Agreement dated March 1, 2022, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated March 3, 2022.)

10.2	Management Compensation Plans and Arrangements:
(a)	2015 Employee Stock Incentive Plan
(b)	2011 Non-Employee Directors Stock Option Plan
(c)	2020 Non-Employee Directors’ Stock Incentive Plan
(d)	2022 Employee Stock Incentive Plan

Exhibit 10.2(a) is incorporated by reference to the Registrant’s 2015 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.2(b) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.2(c) is incorporated by reference to the Registrant’s 2020 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.2(d) is incorporated by reference to the Registrant’s 2022 Definitive Proxy Statement on Schedule 14A.

21.1	List of subsidiaries of Registrant.

23.1	Consent of Nichols, Cauley & Associates, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document ***

101.SCH	Inline XBRL Taxonomy Extension Schema ***

101.CAL	Inline XBRL Taxonomy Extension Calculation ***

101.DEF	Inline XBRL Taxonomy Extension Definitions ***

101.LAB	Inline XBRL Taxonomy Extension Labels ***

101.PRE	Inline XBRL Taxonomy Extension Presentation ***

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

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

CORECARD CORPORATION
Registrant

Date: March 2, 2023	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2023

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	March 2, 2023

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 2, 2023

/s/ Philip H. Moise Philip H. Moise	Director	March 2, 2023

/s/ Elizabeth W. Camp Elizabeth W. Camp	Director	March 2, 2023

/s/ Kathryn Petralia Kathryn Petralia	Director	March 2, 2023

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

To the Board of Directors and Shareholders of CoreCard Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCard Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Atlanta, Georgia

March 1, 2023

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,399	$29,244
Marketable securities	4,973	-
Accounts receivable, net	13,220	5,547
Other current assets	3,729	2,046
Total current assets	42,321	36,837
Investments	5,180	6,355
Property and equipment, at cost less accumulated depreciation	12,006	10,371
Other long-term assets	3,725	4,585
Total assets	$63,232	$58,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,011	$2,763
Deferred revenue, current portion	1,094	2,263
Accrued payroll	1,888	2,145
Accrued expenses	525	404
Income tax payable	-	1,004
Other current liabilities	2,025	2,274
Total current liabilities	7,543	10,853
Deferred revenue, net of current portion	473	164
Deferred tax liability	472	549
Long-term lease obligation	1,981	2,708
Total noncurrent liabilities	2,926	3,421
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares-20,000,000;
Issued shares 9,010,119 and 9,001,311 at December 31, 2022 and 2021, respectively
Outstanding shares – 8,502,735 and 8,689,815 at December 31, 2022 and 2021, respectively	90	90
Additional paid-in capital	16,471	16,261
Treasury stock, 507,384 and 311,496 shares as of December 31, 2022 and 2021, respectively, at cost	(16,662)	(11,327)
Accumulated other comprehensive loss	(61)	(194)
Accumulated income	52,925	39,044
Total stockholders’ equity	52,763	43,874
Total liabilities and stockholders’ equity	$63,232	$58,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2022	2021
Revenue
Services	$53,688	$42,383
Products	16,077	5,865
Total net revenue	69,765	48,248
Cost of revenue
Services	32,664	22,902
Products	-	-
Total cost of revenue	32,664	22,902
Expenses
Marketing	336	279
General and administrative	5,112	4,550
Development	11,700	8,859
Income from operations	19,953	11,658
Investment loss	(1,144)	(172)
Other income	226	277
Income before income taxes	19,035	11,763
Income taxes	5,154	2,724
Net income	$13,881	$9,039
Earnings per share:
Basic	$1.62	$1.03
Diluted	$1.61	$1.03
Basic weighted average common shares outstanding	8,574,019	8,777,066
Diluted weighted average common shares outstanding	8,598,546	8,809,603

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2022	2021
Net income	$13,881	$9,039
Other comprehensive income (loss):
Unrealized gain on marketable securities	23	-
Foreign currency translation adjustments	110	(54)
Comprehensive income	$14,014	$8,985

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	8,885,797	$89	$15,836	$(1,639)	$(140)	$30,005	$44,151
Stock options exercised	67,500	1	107				108
Common stock repurchased*	(267,925)			(9,688)			(9,688)
Net income						9,039	9,039
Stock compensation expense	4,443		318				318
Foreign currency translation adjustment					(54)		(54)
Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874
Common stock repurchased*	(195,888)			(5,335)			(5,335)
Net income						13,881	13,881
Stock compensation expense	8,808		210				210
Unrealized gain on marketable securities					23		23
Foreign currency translation adjustment					110		110
Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763

*At December 31, 2022, approximately $18,338,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
CASH PROVIDED BY (USED IN):	2022	2021
OPERATING ACTIVITIES:
Net income	$13,881	$9,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,697	3,796
Stock-based compensation expense	210	319
Benefit for deferred income taxes	(77)	(227)
Non-cash investment loss	1,450	-
Non-cash interest income	(55)	-
Equity in (earnings) loss of affiliate company	(275)	172
Changes in operating assets and liabilities:
Accounts receivable, net	(7,673)	(2,277)
Other current assets	(1,756)	(730)
Other long-term assets	(25)	(61)
Accounts payable	751	321
Accrued payroll	(257)	244
Deferred revenue, current portion	(1,169)	941
Accrued expenses	121	83
Other current liabilities	(1,268)	(2,869)
Deferred revenue, net of current portion	309	164
Net cash provided by operating activities	9,864	8,915

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,735)	(5,425)
Advances on note and interest receivable	-	(550)
Purchase of intangible asset	-	(400)
Purchase of long-term investment	-	(1,800)
Proceeds from payments on notes receivable	220	183
Purchases of marketable securities	(6,944)	-
Maturities of marketable securities	1,975	-
Net cash used in investing activities	(13,484)	(7,992)

FINANCING ACTIVITIES:
Sale of capital stock pursuant to exercise of option	-	107
Repurchases of common stock	(5,335)	(9,688)
Net cash used in financing activities	(5,335)	(9,581)
Effects of exchange rate changes on cash	110	(54)
Net decrease in cash	(8,845)	(8,712)
Cash at beginning of year	29,244	37,956
Cash at end of year	$20,399	$29,244
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,615	$2,767
Purchases of property and equipment, accrued but not paid	$225	$1,728

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents – Cash and cash equivalents include cash and money market accounts with an original maturity of three months or less. Carrying value approximates fair value due to the short-term maturity of the balances.

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2022 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 4 for additional information.

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

Internal-use software and system development costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three to seven-year period after project completion and when the related software or system is ready for its intended use. There was no amortization expense related to internal-use software in the periods ended December 31, 2022 or 2021.

The cost of each major class of property and equipment at December 31, 2022 and 2021 is as follows:

(in thousands)	Useful life in years			2022	2021
Property and equipment	3	-	5	$23,075	$18,283
Internal-use software	3	-	7	1,967	429
Furniture and fixtures	5	-	7	922	319
Building		39		320	308
Property and equipment, gross				26,284	19,339
Accumulated depreciation				(14,278)	(8,968)
Property and equipment, net				$12,006	$10,371

Depreciation expense was $5,697,000 and $3,696,000 in 2022 and 2021, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Intangible Assets – The Company has intangible assets that consist of customer relationships that are recorded in connection with acquisitions at their fair value based on the purchase price of the asset. Customer relationships are amortized over the life of the related contract. Intangible assets with finite lives are reviewed for impairment following the same approach as long-lived assets. Amortization expense related to intangible assets was $133,000 in 2022 and $100,000 in 2021. At December 31, 2022 and 2021, respectively, the value of intangible assets net of accumulated amortization was $167,000 and $300,000, included in other long-term assets on the Consolidated Balance Sheets.

Marketable Securities – The Company's marketable securities include corporate and municipal debt securities. The Company's marketable securities are accounted for as securities available-for-sale and are classified within current assets in the consolidated balance sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity. The Company carries these marketable securities at fair value, and records any unrealized gain and loss, net of taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company records any realized gains or losses on the sale of marketable securities in investment income (loss) on its Consolidated Statement of Operations.

Management regularly reviews whether marketable securities are other-than-temporarily impaired. If any impairment is considered other-than-temporary, the Company writes down the investment to its then fair value and records the corresponding charge through investment income (loss) on its Consolidated Statement of Operations.

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

At December 31, 2022 and 2021, the aggregate value of investments was $5,180,000 and $6,355,000, respectively.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	December 31 2022
(in thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$17,496	$	−	$	−	$17,496
Marketable securities
Corporate and municipal debt securities	4,973		−		−	4,973
Total assets	$22,469	$	−	$	−	$22,469

	December 31, 2021
	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$26,866	$	−	$	−	$26,866
Marketable securities
Corporate and municipal debt securities	−		−		−	−
Total assets	$26,866	$	−	$	−	$26,866

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

Purchases of additional licenses for tier upgrades or additional modules are generally recognized as license revenue in the period in which the purchase is made for perpetual licenses.

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

Software Development Expense – Development costs are expensed in the period in which they are incurred. Contract specific software development costs are capitalized and recognized when the related contract revenue is recognized.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2022 and 2021, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $210,000 and $319,000 of stock-based compensation expense for the years ended December 31, 2022 and 2021, respectively.

Pursuant to the 2020 Non-employee Directors’ Stock Incentive Plan, there were 8,808 shares granted in the year ended December 31, 2022, and a total of 4,443 shares were granted in the year ended December 31, 2021. No options were granted in 2022 or 2021.

The fair value of the grants are being amortized over the vesting period for the options. All of the Company’s stock-based compensation expense relates to stock options and stock grants. All stock options were vested and compensation cost recognized as of December 31, 2022.

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

Comprehensive Income (Loss) – Comprehensive income (loss) represents net income adjusted for the results of certain stockholders’ equity changes not reflected in the Consolidated Statements of Operations. These items are accumulated over time as “accumulated other comprehensive loss” on the Consolidated Balance Sheets and consist primarily of net earnings/loss, unrealized gains/losses on available for sale securities and foreign currency translation adjustments associated with foreign operations that use the local currency as their functional currency.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2022 and 2021:

Year ended December 31, (in thousands)	2022	2021
License	$16,077	$5,865
Professional services	29,599	25,159
Processing and maintenance	18,953	14,113
Third party	5,136	3,111
Total	$69,765	$48,248

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2022 and 2021 are as follows:

Year ended December 31, (in thousands)	2022	2021
United States	$68,160	$46,733
Europe	100	719
Middle East	1,505	796
Total	$69,765	$48,248

3.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. In the fourth quarter of 2022, based on the entity’s decision to exit the media and events business and wind down its operations, we recorded an impairment charge of $1,450,000, included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0 as of December 31, 2022. The carrying value of our investment was $1,822,000 at December 31, 2021, included in investments on the Consolidated Balance Sheets. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28% ownership interest in the new entity. The carrying value of our investment in the new entity was $4,180,000 and $3,615,000 at December 31, 2022 and December 31, 2021, respectively, included in investments on the Consolidated Balance Sheets. We account for these investments using the equity method of accounting which resulted in income of $275,000 and losses of $172,000 for the twelve months ended December 31, 2022 and 2021, respectively, included in investment income (loss) on the Consolidated Statement of Operations.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry. The investment was funded on January 4, 2017. In the quarter ended June 30, 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In the quarter ended March 31, 2020, due to the uncertainty from the economic downturn resulting from the COVID-19 pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $651,000 and $706,000 at December 31, 2022 and 2021, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet. There are no legal restrictions on these funds, we therefore present the funds as cash on the Consolidated Balance Sheets.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. The carrying amount of $1,000,000 is accounted for at cost and is included in investments on the Consolidated Balance Sheet.

We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of our remaining investments. While we have not recorded an impairment related to these remaining investments as of December 31, 2022, variations from current expectations could impact future assessments resulting in future impairment charges.

4.	ACCOUNTS RECEIVABLE AND CUSTOMER CONCENTRATIONS

At December 31, 2022 and 2021, our allowance for doubtful accounts was $0. There were no charges against the allowance for doubtful accounts in 2022 or 2021.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2022	2021	2022	2021
Customer A	75%	71%	76%	65%

5.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities
Corporate and municipal debt securities	$4,950	$26	$(3)	$4,973

The Company had seven separate marketable securities in an unrealized loss position as of December 31, 2022 and the Company held no marketable securities in 2021. The Company did not identify any marketable securities that were other-than-temporarily impaired as of December 31, 2022 and 2021. The Company does not intend to sell any marketable securities that have an unrealized loss at December 31, 2022 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.

The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2022		December 31, 2021
(in thousands)	Amortized Cost	Fair Value	Amortized Cost		Fair Value
Due within one year	$1,594	$1,602	$	−	$	−
Due after one year through three years	3,356	3,371		−		−
Total	$4,950	$4,973	$	−	$	−

6.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)	2022	2021
Current	$5,231	$2,951
Deferred	(77)	(227)
Total	$5,154	$2,724

The following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2022	2021
Statutory rate	21%	21%
State and local taxes, net of federal benefit	4.7	5.8
Equity compensation	-	0.3
Research and development credit	(1.5)	(2.6)
Foreign tax credit	(1.3)	(1.3)
GILTI income inclusion	3.9	-
Other	0.3	-
Effective rate	27.1%	23.2%

Net deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2022	2021
Deferred tax (liabilities) assets:
Unrealized loss on investments	$788	$896
IRC section 174 costs	822
Foreign Tax Credit	-	259
Fixed assets	(1,441)	(1,335)
Other	(124)	148
Total deferred tax asset (liability)	45	(32)
Less valuation allowance	(517)	(517)
Net deferred tax liability	(472)	$(549)

We had net deferred tax liabilities of approximately $0.5 million at December 31, 2022 and December 31, 2021, respectively. The gross deferred tax asset/liability has been offset by a valuation allowance of $0.5 million in 2022 and 2021, because the Company believes that it is more likely than not that the amount will not be realized. We have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2022 and 2021. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

Year Ended December 31,	2022	2021

Right-of-use asset, net and lease liabilities (in thousands)	$3,373	$3,955
Cash paid for operating lease liabilities (in thousands)	$1,323	$1,239
Weighted average remaining lease term (years)	3.2	3.5
Weighted average discount rate	3.4%	4.1%

Maturities of our operating lease liabilities as of December 31, 2022 is as follows:

Operating Leases
(In thousands)
2023	$1,315
2024	993
2025	603
2026	490
Thereafter	68
Total lease liabilities	$3,469

Lease expense for the years ended December 31, 2022 and 2021 consisted of the following:

Year Ended December 31, (in thousands)	2022	2021
Cost of revenue	$779	$892
General and administrative	362	272
Development	182	75
Total	$1,323	$1,239

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

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $67,000 and $58,000 in 2022 and 2021, respectively.

9.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $333,000 and $265,000 to ISC Properties, LLC in the years ended December 31, 2022 and 2021, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

10.	STOCK COMPENSATION PLANS

A summary of all stock incentive plans for the years ended December 31, 2022 and 2021 was as follows:

	Stock Incentives Granted		Stock Incentives Exercised		Stock Incentives Expired		Stock Incentives Cancelled
	2022	2021	2022	2021	2022	2021	2022	2021
2003 Incentive Stock Plan[1] §	N/A	N/A	-	67,500	-	-	-	-
2015 Incentive Stock Plan[2] §	-	-	-	-	-	-	-	-
Non-Employee Directors’ Stock Option Plan[3] §	N/A	N/A	-	-	-	-	-	-
2011 Non-Employee Directors Stock Plan[4] §	N/A	N/A	-	-	-	-	-	-
2020 Non-Employee Directors’ Stock Incentive Plan[5] † §	8,808	4,443	N/A	N/A	N/A	N/A	N/A	N/A
2022 Employee Stock Incentive Plan[6] † §	-	-	-	-	-	-	-	-

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. The following is a summary of all plans as of December 31, 2022:

	Total of All Plans	Fully Vested and Exercisable	Not Vested
Options Granted	1,356,500	59,000	-
Options Exercised	1,014,820	N/A	N/A
Options Cancelled	282,680	N/A	N/A

As of December 31, 2022, there was no unrecognized compensation cost related to stock options granted under the plans.

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

6 In May 2022, shareholders approved the 2022 Employee Stock Incentive Plan (the “2022 Plan”), which replaces the 2015 Plan and authorizes the issuance of 750,000 shares of common stock to employees. No shares have been granted under the plan as of December 31, 2022.

§ Indicates plans with stock options.

† Indicates plans with stock grants.

Stock option activity during the years ended December 31, 2022 and 2021 was as follows:

2022	2021
Options outstanding at January 1	59,000	126,500
Options cancelled	-	-
Options exercised	-	67,500
Options granted	-	-
Options outstanding at December 31	59,000	59,000
Options available for grant at December 31	932,369	881,177
Options exercisable at December 31	59,000	49,000
Exercise price ranges per share:
Granted	N/A	N/A
Exercised	N/A	$ 1.52	-	$1.72
Outstanding	$3.50	-	$39.11	$3.50	-	$39.11

Weighted average exercise price per share:
Granted	-	-
Exercised	-	$1.59
Outstanding at December 31	$17.35	$17.35
Exercisable at December 31	$17.35	$16.81

The following tables summarize information about the stock options outstanding under the Company’s option plans as of
December 31, 2022.

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	4.2	$3.75	$371,680
	$7.80		8,000	5.4	$7.80	$125,550
	$19.99		30,000	6.1	$19.99	$269,400
	$39.11		8,000	6.4	$39.11	$-
$3.50	-	$39.11	59,000	5.6	$17.35	766,630

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2022, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. The amount of aggregate intrinsic value will change based on the fair value of the Company’s common stock.

11.	FOREIGN OPERATIONS

In 2003, we established a subsidiary of CoreCard Software in Romania for software development and testing activities. In 2006, we established a subsidiary in India for additional software development and testing activities as well as support for processing operations. In October 2020, we opened an office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia where we have technical personnel to support existing customers and continued growth.

At December 31, 2022 and 2021, continuing operations of foreign subsidiaries had assets of $5,594,000 and $5,079,000, respectively, and total liabilities of $1,881,000 and $3,886,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data):	2022	2021
Numerator:
Net Income	$13,881	$9,039

Denominator:
Weighted-average basic shares outstanding	8,574	8,777
Effect of dilutive securities	25	33
Weighted-average diluted shares	8,599	8,810

Basic earnings per share	$1.62	$1.03
Diluted earnings per share	$1.61	$1.03

At December 31, 2022 and 2021, there were 25,000 and 33,000 dilutive stock options exercisable, respectively.