Form 10-Q
period 2023-03-31
CoreCard Corp
filed 2023-05-04
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 OR

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

As of April 30, 2023, 8,502,735 shares of Common Stock of the issuer were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I    FINANCIAL INFORMATION

Item 1. Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$21,692	$20,399
Marketable securities	5,054	4,973
Accounts receivable, net	14,012	13,220
Other current assets	3,449	3,729
Total current assets	44,207	42,321
Investments	4,885	5,180
Property and equipment, at cost less accumulated depreciation	12,056	12,006
Other long-term assets	3,422	3,725
Total assets	$64,570	$63,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,592	$2,011
Deferred revenue, current portion	1,745	1,094
Accrued payroll	1,523	1,888
Accrued expenses	826	525
Other current liabilities	2,282	2,025
Total current liabilities	7,968	7,543
Noncurrent liabilities:
Deferred revenue, net of current portion	414	473
Deferred tax liability	445	472
Long-term lease obligation	1,740	1,981
Total noncurrent liabilities	2,599	2,926
Commitments and Contingencies (see Note 8)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,010,119 at March 31, 2023 and December 31, 2022 respectively
Outstanding shares – 8,502,735 at March 31, 2023 and December 31, 2022, respectively	90	90
Additional paid-in capital	16,471	16,471
Treasury stock, 507,384 shares at March 31, 2023 and December 31, 2022, respectively, at cost	(16,662)	(16,662)
Accumulated other comprehensive loss	(77)	(61)
Accumulated income	54,181	52,925
Total stockholders’ equity	54,003	52,763
Total liabilities and stockholders’ equity	$64,570	$63,232

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue
Services	$14,756	$11,795
Products	‒	12,489
Total net revenue	14,756	24,284
Cost of revenue
Services	9,804	7,456
Products	‒	‒
Total cost of revenue	9,804	7,456
Expenses
Marketing	69	66
General and administrative	1,549	1,685
Development	1,514	3,324
Income from operations	1,820	11,753
Investment loss	(241)	(103)
Other income, net	90	37
Income before income taxes	1,669	11,687
Income taxes	413	3,017
Net income	$1,256	$8,670
Earnings per share:
Basic	$0.15	$1.00
Diluted	$0.15	$1.00
Basic weighted average common shares outstanding	8,502,735	8,655,529
Diluted weighted average common shares outstanding	8,531,541	8,685,698

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$1,256	$8,670
Other comprehensive income (loss):
Unrealized gain on marketable securities	37	‒
Foreign currency translation adjustments	(53)	1
Total comprehensive income	$1,240	$8,671

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874
Common stock repurchased*	(70,864)			(2,332)			(2,332)
Net income						8,670	8,670
Stock compensation expense			10				10
Foreign currency translation adjustment					1		1
Balance at March 31, 2022	8,618,951	$90	$16,271	$(13,659)	$(193)	$47,714	$50,223

Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763
Net income						1,256	1,256
Unrealized gain on marketable securities					37		37
Foreign currency translation adjustment					(53)		(53)
Balance at March 31, 2023	8,502,735	$90	$16,471	$(16,662)	$(77)	$54,181	$54,003

*At March 31, 2023, approximately $18,338,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2023	2022

OPERATING ACTIVITIES:
Net income	$1,256	$8,670
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,695	1,328
Stock-based compensation expense	‒	10
Provision for deferred income taxes	(61)	(58)
Non-cash interest income	37	‒
Equity in loss of affiliate company	295	103
Changes in operating assets and liabilities:
Accounts receivable, net	(792)	(12,717)
Other current assets	259	(1,159)
Other long-term assets	(45)	(129)
Accounts payable	(503)	832
Accrued payroll	(365)	1,225
Deferred revenue, current portion	651	(1,232)
Accrued expenses	301	234
Other current liabilities	279	3,054
Deferred revenue, net of current portion	(59)	152
Net cash provided by operating activities	2,948	313

INVESTING ACTIVITIES:
Purchase of marketable securities	(440)	‒
Maturities of marketable securities	411	‒
Purchases of property and equipment	(1,628)	(2,737)
Proceeds from payments on notes receivable	55	55
Net cash used for investing activities	(1,602)	(2,682)

FINANCING ACTIVITIES:
Repurchases of common stock	‒	(2,332)
Net cash used for financing activities	‒	(2,332)

Effects of exchange rate changes on cash	(53)	1
Net increase (decrease) in cash	1,293	(4,700)
Cash at beginning of period	20,399	29,244
Cash at end of period	$21,692	$24,544
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchases of property and equipment, accrued but not paid	$309	$2,306

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three month periods ended March 31, 2023 and 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2022, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies in the first quarter of 2023, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, to require financial assets carried at amortized cost to be presented at the net amount expected to be collected based on historical experience, current conditions and forecasts. Subsequently, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU No. 2019-04, ASU No. 2019-05, ASU 2019-10 and ASU 2019-11 to provide additional guidance on the credit losses standard. The ASUs are effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2023 which did not have a material impact on our Consolidated Financial Statements.

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and enhances certain disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2023 which did not have a material impact on our Consolidated Financial Statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three months ended March 31, 2023 and 2022:

Three months ended March 31, (in thousands)	2023		2022
License	$	‒	$12,489
Professional services		8,341	6,562
Processing and maintenance		5,430	4,060
Third party		985	1,173
Total		$14,756	$24,284

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended March 31, 2023 and 2022 are as follows:

Three months ended March 31, (in thousands)	2023	2022
United States	$14,340	$23,994
Middle East	391	266
European Union	25	24
Total	$14,756	$24,284

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2023 and 2022. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2023	2022
Customer A	70%	84%

3.	INVESTMENTS

We hold a 28 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $3,885,000 at March 31, 2023, included in investments on the Consolidated Balance Sheets. We account for our investments using the equity method of accounting which resulted in losses of $295,000 and $103,000 for the three months ended March 31, 2023 and 2022, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment as of March 31, 2023, variations from current expectations could result in future impairment charges.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. The carrying amount of $1,000,000 is accounted for at cost and is included in investments on the Consolidated Balance Sheet.

4.	STOCK-BASED COMPENSATION

At March 31,2023, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three-month periods ended March 31, 2023 and 2022 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $0 and $10,000 of stock-based compensation expense during the quarters ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there is no unrecognized compensation cost related to stock options. There were no options exercised during the three months ended March 31, 2023 or 2022. No options were granted during the three months ended March 31, 2023 or 2022. The following table summarizes options as of March 31, 2023:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	4.0	$3.75	$342,950
	$7.80		8,000	5.2	$7.80	$178,640
	$19.99		30,000	5.8	$19.99	$304,200
	$39.11		8,000	6.2	$39.11	$--
$3.50	-	$39.11	59,000	5.4	$17.35	$825,790

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2022 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

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

The fair value of equity method investments has not been determined as it was impracticable to do so due to the fact that the investee companies are relatively small, early-stage private companies for which there is no comparable valuation data available without unreasonable time and expense.

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

(In thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$17,792	$	−	$	−	$17,792
Marketable securities
Corporate and municipal debt securities	5,054		−		−	5,054
Total assets	$22,846	$	−	$	−	$22,846

The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2023. The Company had no marketable securities as of or during the three-month period ended March 31, 2022.

7.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	March 31, 2023
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
Corporate and municipal debt securities	$4,976	79	$(1)	$5,054

The Company had one marketable security in an unrealized loss position as of March 31, 2023 and the Company held no marketable securities as of March 31, 2022. The Company did not identify any marketable securities that were other-than-temporarily impaired as of March 31,2023 and 2022. The Company does not intend to sell any marketable securities that have an unrealized loss at March 31, 2023 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.

The following table summarizes the stated maturities of the Company’s marketable securities:

	March 31, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,600	$1,634	$1,594	$1,602
Due after one year through three years	3,376	3,420	3,356	3,371
Total	$4,976	$5,054	$4,950	$4,973

8.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through Feb 2027. These operating leases are included in other long-term assets on the Company's March 31, 2023 and December 31, 2022 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's March 31, 2023 and December 31, 2022 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	March 31, 2023	December 31, 2022

Right-of-use asset, net and lease liabilities (in thousands)	$3,063	$3,373
Weighted average remaining lease term (years)	3.0	3.2
Weighted average discount rate	3.4%	3.4%

For the three months ended March 31, 2023 and 2022, cash paid for operating leases included in operating cash flows was $331,000 and $317,000, respectively.

Maturities of our operating lease liabilities as of March 31, 2023 is as follows:

Operating Leases
(In thousands)

2023	1,004
2024	1,005
2025	622
2026	509
2027	68
Total lease liabilities	$3,208

Lease expense for the three months ended March 31, 2023 and 2022 consisted of the following:

	Three Months Ended
	March 31, 2023	March 31, 2022
(in thousands)
Cost of Revenue	$183	$219
General and Administrative	108	53
Development	40	45
Total	$331	$317

Legal Matters

There are no pending or threatened legal proceedings. However, in the ordinary course of business, from time to time we may be involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. We accrue for unpaid legal fees for services performed to date.

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

There were no unrecognized tax benefits at March 31, 2023 and December 31, 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10- K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.

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

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investment we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license revenue and are experiencing growth in our professional services revenue due to the addition of Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 70% and 84% of our consolidated revenues in the first quarters of 2023 and 2022, respectively. We expect future professional services, maintenance, and license revenue from this customer for the remainder of 2023 and future years; however, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They previously used the software for a single institution. In the first quarter of 2022 they added an additional customer, resulting in additional one-time license fees. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

The infrastructure of our multi customer environment is scalable for the future. A significant portion of our expense is related to personnel, including approximately 1,200 employees located in India, Romania, United Arab Emirates and Colombia. In October 2020, we opened a new office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. We made no share repurchases for the three months ended March 31, 2023, and made share repurchases of $2.3 million for the three months ended March 31, 2022. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We have approximately $18.3 million of authorized share repurchases remaining at March 31, 2023.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three-month period ended March 31, 2023 was $14,756,000 which represents a 39% percent decrease over the first quarter of 2022.

●

Revenue from services was $14,756,000 in the first quarter of 2023 compared to $11,795,000 in the first quarter of 2022. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first quarter of 2023 as compared to the first quarter of 2022 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the first quarter of 2023. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $0 in the three-month period ended March 31, 2023, compared to $12,489,000 in the comparable period in 2022. No new license tiers were achieved in the first quarter of 2023. In the first quarter of 2022 our largest customer added a new institution to our platform, resulting in one-time license fees, as discussed above, and multiple new tiers due to the additional active accounts added from a conversion completed in the first quarter of 2022 and account growth from existing customers.

Cost of Revenue – Total cost of revenue was 66 percent and 31 percent of total revenue in the three-month periods ended March 31, 2023 and 2022, respectively. The increase in cost of revenue as a percentage of revenue is primarily driven by the decrease in license revenue and higher costs for delivery of professional services. Total cost of revenue was $9,804,000 and $7,456,000 in the periods ended March 31, 2023 and 2022, respectively. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure in 2023, 2022 and previous years are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three-month period ended March 31, 2023, total operating expenses from consolidated operations were lower than in the corresponding period in 2022 primarily due to decreased development expenses and general and administrative expenses. Development expenses were 54% percent lower in 2023 as compared to 2022, mainly due to lower bonus accruals, partially offset by higher payroll related to hiring of additional offshore technical personnel. Additionally, we hired additional onshore technical personnel to work on the development of an updated platform. General and administrative expenses were lower in 2023 than in 2022, primarily due to lower bonus accruals in the current period. Marketing expenses increased 5% in 2023 as compared to 2022. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the quarter ended March 31, 2023, we recorded $241,000 of investment losses compared to investment losses of $103,000 for the quarter ended March 31, 2022.

Other Income, net – In the quarter ended March 31, 2023, we recorded $90,000 in other income compared to $37,000 for the quarter ended March 31, 2022. The increase results from higher interest income due to higher interest rates and higher cash balances.

Income Taxes – Our effective tax rate for the quarter ended March 31, 2023, was 24.7% compared to an effective tax rate of 25.8% for the quarter ended March 31, 2022.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2023 was $21,692,000 compared to $20,399,000 at December 31, 2022. During the quarter ended March 31, 2023, cash provided by operations was $2,948,000 compared to cash provided by operations of $313,000 for the quarter ended March 31, 2022. The increase in cash provided by operations is primarily due to a smaller increase in accounts receivable balances, partially offset by lower net income, income taxes payable, accounts payable and accrued payroll balances. The elevated accounts receivable balance relates to timing of invoices and payments primarily from our largest customer. There are no material disputes related to the outstanding balances, some of which is past due at March 31, 2023, however we have concluded the entire balance is collectible.

During the quarter ended March 31, 2023, we invested $440,000 in publicly traded multi sector corporate and municipal debt securities, offset by related maturities of $411,000, which is described in more detail in Note 7 to the Consolidated Financial Statements.

During the quarter ended March 31, 2023, we used $1,628,000 of cash, compared to $2,737,000 of cash during quarter ended March 31, 2022, to acquire computer equipment primarily for the technical resources added in our India office and continued investments in our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. We made no share repurchases for the three months ended March 31, 2023, and made share repurchases of $2.3 million for the three months ended March 31, 2022. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We have approximately $18.3 million of authorized share repurchases remaining on March 31, 2023.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2022. During the three-month period ended March 31, 2023, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 70% of our consolidated revenues for the three months ended March 31, 2023. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them.

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

Part II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated August 3, 2022. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q November 2, 2022.)
3.2	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION
Registrant

Date: May 4, 2023	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 4, 2023	By:	/S/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Amended and Restated Articles of Incorporation of the Registrant dated August 3, 2022 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q dated November 2, 2022.)

3.2	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculations

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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