Form 10-Q
period 2023-06-30
CoreCard Corp
filed 2023-08-02
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 OR

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

As of July 31, 2023, 8,490,681 shares of Common Stock of the issuer were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I   FINANCIAL INFORMATION

Item 1. Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2023	December 31, 2022
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$31,005	$20,399
Marketable securities	5,099	4,973
Accounts receivable, net	6,110	13,220
Other current assets	3,884	3,729
Total current assets	46,098	42,321
Investments	4,494	5,180
Property and equipment, at cost less accumulated depreciation	12,315	12,006
Other long-term assets	3,055	3,725
Total assets	$65,962	$63,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,407	$2,011
Deferred revenue, current portion	1,724	1,094
Accrued payroll	2,003	1,888
Accrued expenses	877	525
Other current liabilities	1,959	2,025
Total current liabilities	7,970	7,543
Commitments and Contingencies (see Note 8)
Noncurrent liabilities:
Deferred revenue, net of current portion	363	473
Deferred tax liability	494	472
Long-term lease obligation	1,556	1,981
Total noncurrent liabilities	2,413	2,926
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,016,140 and 9,010,119 at June 30, 2023 and December 31, 2022, respectively;
Outstanding shares – 8,490,681 and 8,502,735 at June 30, 2023 and December 31, 2022, respectively	90	90
Additional paid-in capital	16,621	16,471
Treasury stock, 525,459 and 507,384 shares at June 30, 2023 and December 31, 2022, respectively, at cost	(17,105)	(16,662)
Accumulated other comprehensive income (loss)	(83)	(61)
Accumulated earnings	56,056	52,925
Total stockholders’ equity	55,579	52,763
Total liabilities and stockholders’ equity	$65,962	$63,232

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Services	$13,898	$13,412	$28,654	$25,207
Products	1,794	1,794	1,794	14,283
Total net revenue	15,692	15,206	30,448	39,490
Cost of revenue
Services	9,296	7,937	19,101	15,393
Products	−	−	−	−
Total cost of revenue	9,296	7,937	19,101	15,393
Expenses
Marketing	105	85	174	151
General and administrative	1,516	1,255	3,065	2,940
Development	2,092	2,463	3,605	5,787
Income from operations	2,683	3,466	4,503	15,219
Investment income (loss)	(391)	260	(686)	157
Other income, net	201	29	345	66
Income before income taxes	2,493	3,755	4,162	15,442
Income taxes	618	899	1,031	3,916
Net income	$1,875	$2,856	$3,131	$11,526
Earnings per share:
Basic	$0.22	$0.33	$0.37	$1.34
Diluted	$0.22	$0.33	$0.37	$1.33
Basic weighted average common shares outstanding	8,493,040	8,595,478	8,497,888	8,625,504
Diluted weighted average common shares outstanding	8,516,573	8,616,354	8,524,337	8,651,874

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$1,875	$2,856	$3,131	$11,526
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(12)	−	25	−
Foreign currency translation adjustments	6	243	(47)	244
Total comprehensive income	$1,869	$3,099	$3,109	$11,770

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874
Common stock repurchased*	(70,864)			(2,332)			(2,332)
Net income						8,670	8,670
Stock compensation expense			10				10
Foreign currency translation adjustment					1		1
Balance at March 31, 2022	8,618,951	$90	$16,271	$(13,659)	$(193)	$47,714	$50,223
Common stock repurchased*	(58,447)			(1,347)			(1,347)
Net income						2,856	2,856
Stock compensation expense	6,504		150				150
Foreign currency translation adjustment					243		243
Balance at June 30, 2022	8,567,008	$90	$16,421	$(15,006)	$50	$50,570	$52,125

Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763
Net income						1,256	1,256
Unrealized gain (loss) on marketable securities					37		37
Foreign currency translation adjustment					(53)		(53)
Balance at March 31, 2023	8,502,735	$90	$16,471	$(16,662)	$(77)	$54,181	$54,003
Common stock repurchased, including excise tax*	(18,075)			(443)			(443)
Net income						1,875	1,875
Stock compensation expense	6,021		150				150
Unrealized gain (loss) on marketable securities					(12)		(12)
Foreign currency translation adjustment					6		6
Balance at June 30, 2023	8,490,681	$90	16,621	$(17,105)	$(83)	$56,056	$55,579

*At June 30, 2023, approximately $17.9 million was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2023	2022

OPERATING ACTIVITIES:
Net income	$3,131	$11,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,655	2,333
Stock-based compensation expense	150	160
Deferred income taxes	22	72
Equity in loss (gain) of affiliate company	686	(157)
Changes in operating assets and liabilities:
Accounts receivable, net	7,110	(10,655)
Other current assets	(449)	(688)
Other long-term assets	362	(236)
Accounts payable	(489)	611
Accrued payroll	115	(194)
Deferred revenue, current portion	630	(1,001)
Accrued expenses	352	160
Other current liabilities	(44)	(827)
Deferred revenue, net of current portion	(110)	254
Net cash provided by operating activities	15,121	1,358

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,013)	(5,760)
Proceeds from payments on notes receivable	110	110
Purchases of marketable securities	(852)	-
Maturities of marketable securities	726	-
Net cash used for investing activities	(4,029)	(5,650)

FINANCING ACTIVITIES:
Repurchases of common stock	(439)	(3,679)
Net cash used for financing activities	(439)	(3,679)
Effects of exchange rate changes on cash	(47)	243
Net increase (decrease) in cash	10,606	(7,728)
Cash at beginning of period	20,399	29,244
Cash at end of period	$31,005	$21,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$920	$5,330
Purchases of property and equipment, accrued but not paid	$110	$1,093

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2023 and 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2022, as filed in our Annual Report on Form 10-K.

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

In March 2022, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2022-02 "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" (ASU 2022-02), which eliminates the accounting guidance for troubled debt restructurings (TDRs) by creditors that have adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and enhances certain disclosure requirements. The ASU is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Adoption of the ASUs is on a modified retrospective basis. We adopted the ASUs on January 1, 2023, which did not have a material impact on our Consolidated Financial Statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
License	$1,794	$1,794	$1,794	$14,283
Professional services	7,354	7,605	15,695	14,167
Processing and maintenance	5,689	4,510	11,119	8,570
Third party	855	1,297	1,840	2,470
Total	$15,692	$15,206	$30,448	$39,490

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$15,190	$14,865	$29,530	$38,861
Middle East	473	316	864	580
European Union	29	25	54	49
Total	$15,692	$15,206	$30,448	$39,490

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2023 and 2022. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	70%	71%	70%	79%

3.	INVESTMENTS

We hold a 28 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $3,494,000 at June 30, 2023, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $391,000 and $686,000 for the three and six months ended June 30, 2023, respectively, and income of $260,000 and $157,000 for the three and six months ended June 30, 2022, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment as of June 30, 2023, variations from current expectations could result in future impairment charges.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. The carrying amount of $1,000,000 is accounted for at cost and is included in investments on the Consolidated Balance Sheets.

4.	STOCK-BASED COMPENSATION

At June 30, 2023, we have two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2023 and 2022 has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $150,000 of stock-based compensation expense for each of the three months ended June 30, 2023 and 2022, respectively, and $150,000 and $160,000 for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there is no unrecognized compensation cost related to stock options. There were no options exercised during the three and six months ended June 30, 2023. During the quarter ended June 30, 2023, an aggregate of 6,021 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), approved by the shareholders in August 2020. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the Annual Meeting of Shareholders and vested upon issuance. No options expired unexercised during the quarter. The following table summarizes options as of June 30, 2023:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	3.7	$3.75	$280,940
$7.80			8,000	4.9	$7.80	$140,480
$19.99			30,000	5.6	$19.99	$161,100
$39.11			8,000	5.9	$39.11	$--
$3.50	-	$39.11	59,000	5.1	$17.35	$582,520

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2022 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. The amount of aggregate intrinsic value will change based on the market value of the company’s stock.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and certain other financial instruments (such as accrued expenses, and other current liabilities) included in the accompanying consolidated balance sheets approximates their fair value principally due to the short-term maturity of these instruments.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

(In thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$27,711	$	−	$	−	$27,711
Marketable securities
Corporate, municipal debt and treasury securities	5,099		−		−	5,099
Total assets	$32,810	$	−	$	−	$32,810

The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

There were no transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2023. The Company had no marketable securities as of or during the six-month period ended June 30, 2022.

7.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	June 30, 2023
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
Corporate, municipal debt and treasury securities	$5,055	$51	$(7)	$5,099

The Company had eleven marketable securities in an unrealized loss position as of June 30, 2023, and the Company held no marketable securities as of June 30, 2022. The Company did not identify any marketable securities that were other-than-temporarily impaired as of June 30, 2023 and 2022. The Company does not intend to sell any marketable securities that have an unrealized loss at June 30, 2023 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery or maturity of such security.

The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2023		December 31, 2022
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$2,202	$2,234	$1,594	$1,602
Due after one year through three years	2,853	2,865	3,356	3,371
Total	$5,055	$5,099	$4,950	$4,973

8.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through February 2027. These operating leases are included in other long-term assets on the Company's June 30, 2023 and December 31, 2022 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's June 30, 2023 and December 31, 2022 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	June 30, 2023	December 31, 2022

Right-of-use asset, net and lease liabilities (in thousands)	$2,667	$3,373
Weighted average remaining lease term (years)	3.0	3.2
Weighted average discount rate	3.4%	3.4%

For the six months ended June 30, 2023 and 2022, cash paid for operating leases included in operating cash flows was $674,000 and $663,000, respectively.

Maturities of our operating lease liabilities as of June 30, 2023 is as follows:

Operating Leases
(in thousands)
2023	$674
2024	1,015
2025	633
2026	520
2027	68
Total lease liabilities	2,910

Lease expense for the three and six months ended June 30, 2023 and 2022 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of Revenue	$187	$194	$370	$412
General and Administrative	115	107	223	158
Development	41	47	81	93
Total	$343	$348	$674	$663

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

There were no unrecognized tax benefits at June 30, 2023 and December 31, 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our operations are conducted through our affiliate companies located in Romania, India, the United Arab Emirates and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. CoreCard’s foreign subsidiaries are CoreCard SRL in Romania, CoreCard Software Pvt Ltd in India, CoreCard Colombia SAS in Colombia and Corecard Software DMCC in the United Arab Emirates, which perform software development and testing as well as processing operations support.

Our results vary in part depending on the size and number of software licenses recognized as well as the value and number of professional services contracts recognized in a particular period. As we continue to grow our Processing Services business, we continue to gain economies of scale on the investments we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream. However, we also receive license and professional services revenue from our largest customer, Goldman Sachs Group, Inc. (“Goldman”), referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 70% of our consolidated revenues in the three and six months ended June, 2023, respectively.

On July 20, 2023, we executed an Omnibus Amendment with Goldman covering the following agreements between the Company and Goldman:

●	Software License and Support Agreement, dated as of October 16, 2018 (the “SLSA”);
●	Master Professional Services Agreement, dated as of August 1, 2019 (the “MPSA”, and together with the SLSA, the “Agreements”);
●	Schedule of Work No. 1 to Professional Services Agreement, dated as of August 1, 2019, and Amendment No. 2 to Schedule of Work No. 1, dated as of January 13, 2021 (“SOW 1”); and
●

Schedule of Work No. 2 to Professional Services Agreement, dated as of August 1, 2019, and Amendment No. 2 to Schedule of Work No. 2, dated as of January 13, 2021 (“SOW 2”, and together with SOW 1, the “SOWs”).

The Amendment, which has effect as of July 1, 2023, extends the Support Services term of the SLSA through June 30, 2026, and extends the term of the SOWs through June 30, 2025. Among other things, the Amendment also (i) converts the payment terms under SOW 2 from a time and materials basis to a fixed monthly fee with annual adjustments based on changes to the Consumer Price Index, resulting in recurring rather than variable revenue for the Company, and (ii) modifies the service level agreements and related service level credits and recoveries related to defined performance metrics, under the Agreements and SOWs. All other material terms of the Agreements and SOWs, as amended, remain unchanged.

The amount and timing of future revenues from Goldman will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They previously used the software for a single institution. In the first quarter of 2022 they added an additional customer, resulting in additional one-time license fees. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

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

We continue to maintain a strong cash position. We intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. We made share repurchases of $0.4 million for the six months ended June 30, 2023, and made share repurchases of $3.7 million for the six months ended June 30, 2022. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We have approximately $17.9 million of authorized share repurchases remaining at June 30, 2023.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and six month periods ended June 30, 2023 was $15,692,000 and $30,448,000, respectively, which represents an increase of 3 percent and a decrease of 23 percent compared to the respective periods in 2022.

●

Revenue from services was $13,898,000 and $28,654,000 in the three and six month periods ended June 30, 2023, respectively, which represents increases of 4 percent and 14 percent compared to the respective periods in 2022. Revenue from transaction processing services and software maintenance and support services were greater in the second quarter of 2023 as compared to the second quarter of 2022 due to an increase in the number of customers and accounts on file, partially offset by a decrease in the number and value of professional services contracts completed during the second quarter of 2023 as compared to the second quarter of 2022. Revenue from transaction processing services, software maintenance and support services, and professional services were greater in the first six months of 2023 as compared to the first six months of 2022 due to an increase in the number of customers and accounts on file and an increase in the number and value of professional services contracts completed during the first six months of 2023. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $1,794,000 in the three and six month periods ended June 30, 2023, respectively, compared to $1,794,000 and $14,283,000 in the respective comparable periods of 2022. In the first quarter of 2022 our largest customer added a new institution to our platform, resulting in one-time license fees, as discussed above, and multiple new tiers due to the additional active accounts added from a conversion completed in the first quarter of 2022 and account growth from existing customers.

Cost of Revenue – Total cost of revenue was 59 percent and 63 percent of total revenue in the three and six month periods ended June 30, 2023, respectively, compared to 52 percent and 39 percent in the corresponding periods of 2022. For the three month period ended June 30, 2023, the increase in cost of revenue as a percentage of revenue is primarily driven by hiring offshore technical personnel in India and investments made in our processing infrastructure in 2022 and 2023 including hardware and software purchases and additional space in our data centers. For the six month period ended June 30, 2023, the increase as a percentage of revenue is primarily driven by lower license revenue in addition to hiring offshore technical personnel in India and investments in our infrastructure. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure in 2023, 2022 and previous years are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2023, total operating expenses from consolidated operations decreased 2 percent and 23 percent compared to the corresponding periods in 2022, respectively. Development expenses were 15 percent and 38 percent lower in three and six month periods in 2023, respectively, as compared to the same periods in 2022. In the three and six month periods ended June 30, 2023, development expenses were lower mainly due to lower bonus accruals partially offset by an increase in headcount. Additionally, we hired onshore and offshore technical personnel to work on the development of an updated platform. General and administrative expenses were 21 percent and 4 percent higher in the three and six month periods ended June 30, 2023. The increase for the three month period primarily relates to higher bonus accruals in 2023. Marketing expenses increased 24 percent and 15 percent for the three and six month periods in 2023, respectively, as compared to the same periods in 2022. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and six months ended June 30, 2023, we recorded $391,000 and $686,000 of investment losses, respectively, compared to investment income of $260,000 and $157,000 for the three and six months ended June 30, 2022, respectively. The investment income (loss) relates to our equity method investment in a privately held identity and professional services company with ties to the FinTech industry (see Note 3). The company has incurred losses as they invest in future growth.

Other Income (Loss) – In the three and six months ended June 30, 2023, we recorded income of $201,000 and $345,000, respectively, compared to income of $29,000 and $66,000 for the comparable 2022 periods. The increase results from higher interest rates and higher cash and cash equivalents balances in the 2023 period.

Income Taxes – Our effective tax rates for the three and six months ended June 30, 2023 were 24.8 percent compared to effective tax rates of 23.9 percent and 25.4 percent for the respective periods in 2022.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2023, was $31,005,000 compared to $20,399,000 at December 31, 2022. During the six months ended June 30, 2023, cash provided by operations was $15,121,000 compared to cash provided by operations of $1,358,000 for the six months ended June 30, 2022. The increase is primarily due to lower accounts receivable, higher deferred revenue, and higher depreciation, partially offset by lower net income and lower accounts payable balances.

During the six months ended June 30, 2023, we used $4,013,000 of cash to acquire computer equipment primarily for the technical resources added in our India office and continued investments in our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized an additional $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for share repurchases. We made share repurchases of $0.4 million for the six months ended 2023, and $3.7 million of share repurchases in the six month period ended June 30, 2022. We have approximately $17.9 million of authorized share repurchases remaining at June 30, 2023.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for 2022. During the six month period ended June 30, 2023, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 70% of our consolidated revenues for the six months ended June 30, 2023. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them.

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

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In April 2021, the Board authorized $10 million for our share repurchase program, of which all has been utilized. In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program, which was publicly announced in November 2018, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We have approximately $17.9 million of authorized share repurchases remaining at June 30, 2023.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2023 to April 30, 2023	-	$-	-	$18,338,000
May 1, 2023 to May 31, 2023	18,075	$24.28	18,075	$17,899,000
June 1, 2023 to June 30, 2023	-	$-	-	$17,899,000
Total	18,075	$24.28	18,075	$17,899,000

1 This price includes per share commissions paid.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

3.1	Amended and Restated Articles of Incorporation of the Registrant dated August 3, 2022. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q November 2, 2022.)
3.2	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION Registrant

Date: August 2, 2023	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 2, 2023	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions
3.1	Restated Articles of Incorporation of the Registrant dated August 3, 2022. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q November 2, 2022.)

3.2	Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K dated December 15, 2021.)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculations

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections