Form 10-K
period 2023-12-31
CoreCard Corp
filed 2024-03-01
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2023 was $181,513,363 (computed using the closing price of the common stock on June 30, 2023 as reported by the NYSE).

As of February 29, 2024, 8,295,408 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

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

We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our operations are conducted through our subsidiaries located in Romania, India, the United Arab Emirates and Colombia, as well as the corporate office in Norcross, Georgia which provides significant administrative, human resources and executive management support. CoreCard’s non-U.S. subsidiaries are CoreCard SRL in Romania, CoreCard Software Pvt Ltd in India, CoreCard Colombia SAS in Colombia and CoreCard Software DMCC in the United Arab Emirates, and these subsidiaries perform software development and testing as well as processing operations support.

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

The CoreCard software solutions are designed to allow companies to offer any type of transacting account or card issuing program as well as installment and revolving loans, to set up and maintain account data, to record advances and payments, to assess fees, interest and other charges, to resolve disputes and chargebacks, to manage collections of accounts receivable, to generate reports and to settle transactions with financial institutions and network schemes.

The CoreCard proprietary software applications are based on CoreCard’s core financial transaction processing platform (CoreENGINE™) and are engineered to address the unique requirements of customers and program managers that issue or process:

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

The CoreCard software solutions are designed to allow customers to optimize their card account management systems, improve customer retention, lower operating costs and create greater market differentiation. The CoreCard solutions are feature-rich, have web interfaces including a standard library of APIs and contain financial transaction processing solutions that should allow customers to automate, streamline and optimize business processes associated with the set-up, administration, management and settlement of credit, prepaid and loan accounts, to process transactions, and to generate reports and statements for these accounts. In addition, because the CoreCard products are designed to run on lower cost, scalable PC-based servers, rather than expensive legacy mainframe computers, customers may benefit from lower overall costs since the solution provides scalability by adding additional servers as card volume grows. The CoreCard product functionality includes embedded multi-lingual, multi-currency support, web-based interface, real-time processing, complex rules-based authorizations, account hierarchies, documented APIs for easy integration to the backend functionality and robust fee libraries. These features support customer-defined pricing and payment terms and we believe that they allow CoreCard’s customers to create new and innovative card programs to differentiate themselves in the marketplace and improve customer retention.

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

●

License – CoreCard sells a software license to a customer who then runs the CoreCard software system, configured for the customer’s unique requirements, at a customer-controlled location. It usually requires substantial additional resources from CoreCard to customize or operate the licensed software. CoreCard is de-emphasizing the license option.

●

Processing Services – CoreCard offers processing services that allow customers to outsource their card processing requirements to CoreCard. CoreCard manages all aspects of the processing functions using its proprietary software configured for each processing customer.

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit cards (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2024 and future years. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SOC 1 and SOC 2 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from American Express, Discover, MasterCard, Visa, Star and Pulse.

CoreCard added Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements, which represented 67% and 75% of our consolidated revenues for the twelve months ended December 31, 2023 and 2022, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2024 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file, the level of customization needed by the customer and whether the customer continues its credit card line of business.

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

CoreCard’s principal target markets include consumer revolving credit portfolios, accounts receivable businesses, prepaid card issuers, retail and private-label issuers (large and small), small third-party processors, and small, mid-size and large financial institutions in the United States. CoreCard has customers in international markets as well. CoreCard competes with third-party card processors that allow customers to outsource their account transaction processing rather than acquire software to manage their transactions in-house. CoreCard competes with several larger and more established processors. Many of CoreCard’s competitors, especially certain processors, have significantly more financial, marketing and development resources than CoreCard and have large, established customer bases often tied to long-term contracts. CoreCard believes it can compete successfully in its selected markets by providing to its licensed software customers and processing customers a robust technology platform, greater system flexibility and more customer-driven marketing options. Additionally, the size and flexibility of CoreCard can help customers get to market more quickly with customized, flexible programs. Under our Processing Services option, customers can contract with CoreCard to provide processing services for their accounts using CoreCard software configured to the customer’s preferences, with an option to license the same software and bring it in-house when and if the customer decides to become its own processor in the future. We believe this transition path for customers is unique in the industry.

The CoreCard software platform and modules include CoreCREDIT™, CoreENGINE™, CoreISSUE™, CoreFRAUD™, CoreCOLLECT™, CoreAPP™, CoreMONEY™ and CoreACQUIRE™. Using a proprietary, base transaction processing platform called CoreENGINE, the CoreCard application modules have been further enhanced to meet the specific requirements of different market segments; for instance, CoreISSUE™ is available in different versions tailored to the requirements for issuing prepaid cards, fleet cards, bank cards or private label cards/accounts as well as accounts receivable management. In addition, CoreCard configures and/or customizes its robust base modules with additional or specific functionality to meet each customer’s requirements. The Company has developed and licensed such products to customers in the prepaid, fleet, private label, retail and credit markets. As is typical of most software companies, CoreCard expects to continually enhance and upgrade its existing software solutions and to develop additional modules to meet changing customer and market requirements. To date, CoreCard has focused its extensive development and limited sales activities on building a base of customers in each of its target markets, as well as working to put in place the infrastructure and processes to be able to scale its business successfully, particularly for the Processing Services business.

CoreCard has been an innovation-focused company since its inception. We are currently working on the next generation of the CoreCard platform and solutions, which seeks to leverage progress in commercial state-of-the-art distributed technologies alongside now widely adopted agile work methodologies and practices to transform our entire suite of offerings. The new solution set will be designed to be ‘cloud native’ while being cloud vendor agnostic, with the goal of on-demand infinite scalability. In addition to improvements in technology capabilities, the new platform is expected to improve efficiency in product development, operations, and services functions.

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

CoreCard’s licensed software products are used by its customers to manage and process various credit, debit and prepaid card programs and there are a number of U.S. and international federal, state and local regulations governing the issuance of and the processing of financial transactions associated with such cards. CoreCard’s customers are required to comply with such regulations and, to the extent that customers depend on their licensed CoreCard software to manage and process their card accounts, the CoreCard software features and functionality should allow customers to comply with the various governmental regulations. CoreCard evaluates applicable regulations and regularly upgrades and enhances its software to help its customers meet their obligations to comply with current and anticipated governmental regulations. As part of CoreCard’s Processing Services business, CoreCard provides compliance-related services, including data and network security, customer identification screening and regular reporting. These services are designed to enable CoreCard’s customers to comply with applicable governmental regulations, including but not limited to the Bank Secrecy Act and Anti-Money Laundering regulations, although final responsibility for compliance rests with the customer. Depending on the extent of changes and new governmental regulations, CoreCard will regularly incur additional costs to modify its software and services to be compliant with those changes and regulations. CoreCard has no material costs related to compliance with environmental laws.

Our business is not considered seasonal although the use of certain of our products may grow with the summer travel season for our Middle East customers and higher end-of-year spending patterns and possibly cause a small revenue increase during these periods.

For additional information about trends and risks likely to impact our business, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K.

Development Costs

We spent $8.5 million and $11.7 million in the years ended December 31, 2023 and 2022, respectively, on software development. We maintain a workforce of over 1,100 employees in our offshore operations in India, Romania, the United Arab Emirates and Colombia for software development and testing, as well as operations support for Processing Services. We regularly work to improve our financial technology software in response to market requirements and trends, and to changes in and new government regulations, and expect to continue to do so. Additionally, we have invested, and will continue to invest, in development costs relating to the development of next generation platform and solutions.

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

Personnel

As of February 29, 2024, we had approximately 1,150 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, the majority are involved in CoreCard’s software development, testing and operations, and 7 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes, and we believe our employee relations are good.

Financial Information About Geographic Areas

See Note 12 to the Consolidated Financial Statements. Except for the risk associated with fluctuations in currency, we do not believe there are any specific risks attendant to our foreign operations that are materially different than the general business risks discussed above, in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K, or elsewhere in this Form 10-K.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.         CYBER SECURITY

CoreCard’s information technology network, infrastructure, and software systems, including integration points to third parties related to the FinTech services the Company offers, are critical to the Company’s business and operations. The Company holds confidential, proprietary, and personal information about its customers, its customers’ customers, employed or contracted personnel, and third-party vendors. In addition, the Company’s business in the FinTech industry requires it to be compliant with Payment Card Industry (PCI) Data Security Standards and U.S. and foreign data and information security mandates specific to its operations and services. To address these items, CoreCard has developed a robust cybersecurity risk management program focused on identifying, assessing and managing cybersecurity risk. The program involves a dedicated team responsible for operational cybersecurity, and includes an internal IT Security Team, PCI Compliance Force, and Emergency Management Team, which together are responsible for developing and executing the Company’s cybersecurity strategy and identifying and mitigating related risks.

The IT Security Team consists of five members, led by the Company’s VP of IT, and focuses on the Company’s overall data and cybersecurity. The PCI Compliance Force consists of six members, is led by the Company’s Chief Technology Officer, and focuses on the Company’s compliance with PCI standards. Both teams hold regular meetings to discuss and report on, as applicable, meaningful cybersecurity risks, threats, incidents, and vulnerabilities, and changes in and compliance with industry data and cybersecurity standards. The teams also develop and oversee mitigation and remediation activities within their areas of responsibility. The teams, in conjunction with senior management, work to ensure that the Company is meeting requirements of applicable regulations and that the Company’s third-party vendors are also meeting compliance requirements. The teams are also tasked with the development and maintenance of business continuity plans, security policies and procedures. The Company’s Emergency Management Team, which consists of seven members and is led by the Company’s Chief Executive Officer, has developed business incident response runbooks designed to guide operational staff with a set framework for response and mitigation to cybersecurity incidents and threats.

The Company has also designed its information technology systems and infrastructure to protect its and its customers’ data with industry standard security, and the Company must pass an annual PCI audit with rules specific to the Company’s operation of cardholder data environments. The Company’s cybersecurity defensive protections are focused on detecting and mitigating cybersecurity threats before they can cause harm. The Company performs periodic penetration and vulnerability scan testing on both its internal and external facing infrastructure and systems. All Company employees are required to take cybersecurity training on an annual basis and must pass an examination designed to ensure knowledge transfer. CoreCard also utilizes a third-party security auditor for PCI audits, security training, and cybersecurity risk consulting.

Our full Board of Directors oversees our enterprise risk management, which includes oversight of risks from cybersecurity threats. Our management team provides regular updates to the Board on cybersecurity risks and threats. These updates cover, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, and the emerging threat landscape. In turn, the Board provides advice and guidance on the adequacy of our initiatives on cybersecurity risk management.

The Company faces a number of cybersecurity risks in connection with its business. Based on the information the Company has as of the date of this Form 10-K, the Company does not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations or financial position. However, cybersecurity threats are constantly evolving, and many of the security measures that the Company has implemented must also evolve over time. While CoreCard seeks to utilize industry standard measures and tools to monitor and address these evolving threats, the Company may not be able to anticipate, prevent or mitigate its cybersecurity risks, the occurrence of which could result in significant legal and financial exposure, theft, damage to the Company’s reputation, interruption of the Company’s business operations, the loss of confidence in the Company’s security measures, and harm to the Company’s business.

ITEM 2.          PROPERTIES

As of December 31, 2023, we had a lease covering approximately 27,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our U.S. operations. Our Norcross lease was renewed March 1, 2022 for a five-year term. Our Bogota, Colombia lease was signed in November 2021 for a five-year term covering approximately 4,300 square feet of office space. We lease approximately 2,900 square feet of office space in Dubai, United Arab Emirates. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our non-U.S. subsidiaries. We lease approximately 8,500 square feet of additional office space in the same facility in Bhopal, India; and in June 2022 we leased an additional facility in Bhopal of approximately 12,500 square feet. We also lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We believe our facilities are adequate for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “CCRD”. We had 146 shareholders of record as of February 29, 2024. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Repurchases of Securities

In April 2021, our Board authorized $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We have approximately $14.7 million of authorized share repurchases remaining at December 31, 2023.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 to October 31, 2023	-	$-	-	$16,803,000
November 1, 2023 to November 30, 2023	52,301	15.84	52,301	$15,974,000
December 1, 2023 to December 31, 2023	92,647	14.00	92,647	$14,678,000
Total	144,948	$14.66	144,948	$14,678,000

1 This price includes per share commissions paid.

Equity Compensation Plan Information

See Item 12 of Part III of this Form 10-K for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the Company during the period covered by this Form 10-K.

ITEM 6 .         RESERVED

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Our consolidated operations include our CoreCard Software, Inc. subsidiary and its subsidiary companies in Romania, India, the United Arab Emirates and Colombia as well as a corporate office in Atlanta, Georgia which provides significant administrative, human resources and executive management support.

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

As we grow our Processing Services business, we continue to gain economies of scale on the investments we have made in the infrastructure, resources, processes and software features developed over the past number of years to support this growing side of our business. We are adding new processing customers at a faster pace than we are adding new license customers, resulting in steady growth in the processing revenue stream.

We also receive license revenue and professional services revenue, including such revenue from Goldman Sachs Group, Inc., which was added as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 67 percent and 75 percent of our consolidated revenues for 2023 and 2022, respectively. While we expect professional services, maintenance and license revenue from this customer to continue, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file, the level of customization needed by the customer and whether the customer continues the credit card line of business. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. They previously used the software for a single institution, but in the first quarter of 2022 they added an additional customer, General Motors, resulting in additional one-time license fees. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels. In their most recent Form 10-K filing, Goldman Sachs Group, Inc. classified $2.0 billion of General Motors co-branded credit card loans, which are processed under our agreement with Goldman, as held for sale. Sale of the loans by Goldman would not affect the maintenance revenue that we receive under the agreement, which is set based on the most recently achieved license tier. However, the removal of active accounts following a sale of the loans would proportionately increase the number of accounts that would need to be added to earn the license fees attributable to the next license tier under the agreement. Additionally, selling one of their two portfolios could make it more likely that they exit the credit card business.

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

The infrastructure of our multi-customer environment is designed to be scalable for the future. A significant portion of our expense is related to personnel, including more than 1,100 employees located in India, Romania, the United Arab Emirates and Colombia. In 2017, we opened a second office in India, located near Mumbai, to enable us to attract the level of talent required for our software development and testing. In October 2020, we opened an office in Dubai, United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

Our revenue, results of operations and financial performance fluctuates from period to period and our results are not necessarily indicative of the results to be expected in future periods. It is difficult to predict the level of consolidated revenue and financial performance on a quarterly basis for various reasons in addition to those noted above, including the following:

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

We continue to believe that we have a strong cash position, and we intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In May 2022, the Board authorized a new $20 million share repurchase program, and we had approximately $14.7 million of authorized share repurchases remaining at December 31, 2023.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2023 was $56,004,000 which represents a 20 percent decrease over 2022.

●

Revenue from services was $54,210,000 in 2023, which represents a one percent increase from 2022 revenue of $53,688,000. Revenue from transaction processing services and software maintenance and support services were greater in 2023 as compared to 2022 due to an increase in the number of customers and accounts on file. This increase was partially offset by a decrease in the number and value of professional services contracts completed in 2023, primarily related to lower professional services revenue from our largest customer, Goldman Sachs Group, Inc. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which includes software license fees, was $1,794,000 in 2023, a decrease of 89 percent from 2022 revenue of $16,077,000. One new license tier was achieved in 2023. In the first quarter of 2022 our largest customer added a new institution to our platform, resulting in one-time license fees, as discussed above, and multiple new tiers due to the additional active accounts added from a conversion completed in the first quarter of 2022 and account growth from existing customers.

Cost of Revenue – Total cost of revenue was 65 percent and 47 percent of total revenue for the twelve months ended December 31, 2023 and 2022, respectively. The increase as a percentage of revenue is primarily driven by lower license revenue in addition to hiring offshore technical personnel in India and investments in our infrastructure in 2023, 2022 and previous years. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. Investments in our infrastructure in recent years are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2023, total operating expenses from consolidated operations were lower as compared to the corresponding period in 2022 primarily due to lower development expenses, partially offset by higher general and administrative expenses. Development expenses were lower mainly due to lower bonus accruals, partially offset by hiring additional offshore technical personnel. Additionally, we hired additional U.S. and non-U.S. technical personnel to work on the development of an updated platform a portion of which is capitalized, however amounts not eligible for capitalization result in higher development expenses. General and administrative expenses increased due to higher salaries expenses due to an increase in headcount. Marketing expenses decreased 8 percent in 2023. Our client base increased in 2023 and 2022 with minimal marketing efforts as we continue to have prospects contact us via online searches and industry referrals; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business. We added sales personnel in the fourth quarter of 2023 that will result in increased future marketing expenses.

Investment Income (Loss) – Investment Income (Loss) was a loss of $1,579,000 in 2023 and loss of $1,144,000 in 2022. The 2023 investment losses primarily relate to the $1,000,000 impairment charge on a cost method investment in the third quarter of 2023 and equity method losses of $773,000. The 2022 investment losses primarily relate to a fourth quarter 2022 impairment charge of $1,450,000 on an equity method investment, partially offset by income on equity method investments. Our investments are discussed further in Note 4.

Other Income, net – Other Income, net was $765,000 in 2023 and $226,000 in 2022. The increase results from higher interest rates and higher cash balances in the 2023 period.

Income Taxes – We recorded income tax expense of $1,102,000 and $5,154,000 in 2023 and 2022, respectively, an effective tax rate of 24.5% and 27.1% in 2023 and 2022, respectively. The decrease in our effective tax rate was primarily due to higher income in lower tax foreign locations. We expect our future effective tax rate to be within the range of 25-27%.

Liquidity and Capital Resources

Our cash balance at December 31, 2023 was $26,918,000 compared to $20,399,000 at December 31, 2022. During the year ended December 31, 2023, cash provided by operations was $16,810,000 compared to cash provided by operations of $9,864,000 for the year ended December 31, 2022. The increase is primarily due to a lower accounts receivable balance, higher deferred revenue and other current liabilities, partially offset by lower net income and higher deferred tax asset balances. There are no material disputes related to outstanding accounts receivable balances, some of which is past due at December 31, 2023, however we have concluded the entire balance is collectible.

During the year ended December 31, 2023, we invested $2,521,000 in publicly traded multi sector corporate, municipal debt and treasury securities, offset by related maturities of $2,264,000.  During the year ended December 31, 2022, we invested $6,944,000 in publicly traded multi sector corporate, municipal debt and treasury securities, offset by related maturities of $1,975,000, which is described in more detail in Note 6 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2023, we used $5,245,000 of cash to acquire computer equipment and related software and for personnel and contractor development costs for the development of a new processing platform, to enhance our existing processing environment in the U.S., a new data center in India for international operations and technical resources added in our India office.

We do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3 and 4, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for share repurchases. We made share repurchases of $3.7 million in 2023, and $5.3 million in share repurchases in 2022. We have approximately $14.7 million of authorized share repurchases remaining at December 31, 2023.

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

Certain initial software contracts contain specified future service elements for scheduled completion following the implementation, and related recognition, of the initial license. In these instances, after the initial license recognition, where distinct future performance obligations are identified in the contract, and we could reliably measure the completion of each identified performance obligation, we have recognized revenue at the time the individual performance obligation was completed.

Purchases of additional licenses for tier upgrades or additional modules are generally recognized as license revenue in the period in which the purchase is made for perpetual licenses.

Services provided under standalone contracts that are optional to the customer and are outside of the scope of the initial contract are single element services contracts. These standalone services contracts are not essential to the functionality of the software contained in the initial contract and generally do not include acceptance clauses or refund rights as may be included in the initial software contracts, as described above. Revenues from these services contracts, which are generally performed within a relatively short period of time, are recognized when the services are complete, or in some cases, as the services are provided. These revenues generally re-occur as contracts are renewed. Payment terms for professional services may be based on an upfront fixed fee with the remainder due upon completion or on a time and materials basis.

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

We hold a 26.5% ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The investee raised an additional $2.7 million in the fourth quarter of 2023. CoreCard participated in the new investment and contributed an additional $500,000, bringing the carrying value of our investment to $3,907,000 at December 31, 2023, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $773,000 and income of $275,000 for the twelve months ended December 31, 2023 and 2022, respectively, included in investment income (loss) on the Consolidated Statement of Operations.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. During the third quarter of 2023, due to the failure of the business to successfully monetize its product offerings, we recorded an impairment charge of $1,000,000 included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0 as of December 31, 2023.

We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of our remaining investments. While we have not recorded an impairment related to these remaining investments as of December 31, 2023, variations from current expectations could impact future assessments resulting in future impairment charges.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 67% of our consolidated revenues for the twelve months ended December 31, 2023. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them. In their most recent Form 10-K filing, Goldman Sachs Group, Inc. classified $2.0 billion of General Motors co-branded credit card loans as held for sale, which could make it more likely that they exit the credit card business. The General Motors program was added to their portfolio in the first quarter of 2022.

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

●

A security breach in our platform could expose confidential information of our customers’ account holders, hackers could seize our digital infrastructure and hold it for ransom or other cyber risk events could occur and create material losses in excess of our insurance coverage and have an adverse effect on our business, reputation, or results of operations.

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

Recent Accounting Pronouncements – Refer to Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC (PCAOB ID 281)

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

(c)    Management’s report on internal control over financial reporting

The management of CoreCard Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934. The Company maintains accounting and internal control systems which are intended to provide reasonable assurance that the assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with management’s authorization, and accounting records are reliable for preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.         OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K .

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Executive Officers” in our Proxy Statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individual nominated as director and about the directors and executive officers of the Company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement, if applicable. This information is incorporated into this Item 10 by reference. Information regarding the Company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of One Director - Nominee” and “Proposal 1 – The Election of One Director – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2024 Proxy Statement is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at One Meca Way, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $357,000 and $333,000 in the years ended December 31, 2023 and 2022, respectively.

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

 Exhibit 10.2(a) is incorporated by reference to the Registrant’s 2015 Definitive Proxy Statement on Schedule 14A.

 Exhibit 10.2(b) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.

 Exhibit 10.2(c) is incorporated by reference to the Registrant’s 2020 Definitive Proxy Statement on Schedule 14A.

 Exhibit 10.2(d) is incorporated by reference to the Registrant’s 2022 Definitive Proxy Statement on Schedule 14A.

10.3	Omnibus Amendment to GS-CoreCard Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated November 1, 2023.)

21.1	List of subsidiaries of Registrant.

23.1	Consent of Nichols, Cauley & Associates, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy and Procedures, Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document ***

101.SCH	Inline XBRL Taxonomy Extension Schema ***

101.CAL	Inline XBRL Taxonomy Extension Calculation ***

101.DEF	Inline XBRL Taxonomy Extension Definitions ***

101.LAB	Inline XBRL Taxonomy Extension Labels ***

101.PRE	Inline XBRL Taxonomy Extension Presentation ***

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

***

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORECARD CORPORATION Registrant

Date: March 1, 2024	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2024

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	March 1, 2024

/s/ A. Russell Chandler III A. Russell Chandler III	Director	March 1, 2024

/s/ Philip H. Moise Philip H. Moise	Director	March 1, 2024

/s/ Kathryn Petralia Kathryn Petralia	Director	March 1, 2024

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

To the Board of Directors and Shareholders of CoreCard Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCard Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter – Valuation of Investments - Refer to Note 1 and Note 4 to the Financial statements

Critical Audit Matter Description

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s process for equity method investment other than temporary impairment evaluation included:

-	We evaluated Company activities related to the identification of events or changes in circumstances indicating that the carrying amount of an investment might not be recoverable.
-	We evaluated the information obtained by the Company to assess investee financial activities and business operations.
-	We reviewed with the Company the process for evaluating investee documentation for consideration of events or changes in circumstances.
-	We evaluated the Company process for assessing events or changes in circumstances.

/s/ Nichols, Cauley and Associates, LLC

We have served as the Company’s auditor since 2015.

Atlanta, Georgia

February 29, 2024

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$26,918	$20,399
Marketable securities	5,230	4,973
Accounts receivable, net	7,536	13,220
Other current assets	4,805	3,729
Total current assets	44,489	42,321
Investments	4,062	5,180
Property and equipment, at cost less accumulated depreciation	11,319	12,006
Other long-term assets	3,956	3,725
Total assets	$63,826	$63,232
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,557	$2,011
Deferred revenue, current portion	2,310	1,094
Accrued payroll	2,172	1,888
Accrued expenses	971	525
Other current liabilities	2,530	2,025
Total current liabilities	9,540	7,543
Deferred revenue, net of current portion	265	473
Deferred tax liability	–	472
Long-term lease obligation	1,121	1,981
Other long-term liabilities	196	–
Total noncurrent liabilities	1,582	2,926
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000; Issued shares – 9,016,140 and 9,010,119 at December 31, 2023 and 2022, respectively; Outstanding shares – 8,295,408 and 8,502,735 at December 31, 2023 and 2022, respectively	90	90
Additional paid-in capital	16,621	16,471
Treasury stock, 720,732 and 507,384 shares as of December 31, 2023 and 2022, respectively, at cost	(20,359)	(16,662)
Accumulated other comprehensive loss	32	(61)
Accumulated income	56,320	52,925
Total stockholders’ equity	52,704	52,763
Total liabilities and stockholders’ equity	$63,826	$63,232

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2023	2022
Revenue
Services	$54,210	$53,688
Products	1,794	16,077
Total net revenue	56,004	69,765
Cost of revenue
Services	36,571	32,664
Products	–	–
Total cost of revenue	36,571	32,664
Expenses
Marketing	310	336
General and administrative	5,334	5,112
Development	8,478	11,700
Income from operations	5,311	19,953
Investment loss	(1,579)	(1,144)
Other income, net	765	226
Income before income taxes	4,497	19,035
Income tax expense	1,102	5,154
Net income	$3,395	$13,881
Earnings per share:
Basic	$0.40	$1.62
Diluted	$0.40	$1.61
Basic weighted average common shares outstanding	8,457,714	8,574,019
Diluted weighted average common shares outstanding	8,474,123	8,598,546

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2023	2022
Net income	$3,395	$13,881
Other comprehensive income (loss):
Unrealized gain on marketable securities	126	23
Foreign currency translation adjustments	(33)	110
Total comprehensive income	$3,488	$14,014

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(in thousands, except share amounts)	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	8,689,815	$90	$16,261	$(11,327)	$(194)	$39,044	$43,874

Common stock repurchased*	(195,888)			(5,335)			(5,335)
Net income						13,881	13,881
Stock compensation expense	8,808		210				210
Unrealized gain on marketable securities					23		23
Foreign currency translation adjustment					110		110
Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763
Common stock repurchased*	(213,348)			(3,697)			(3,697)
Net income						3,395	3,395
Stock compensation expense	6,021		150				150
Unrealized gain on marketable securities					126		126
Foreign currency translation adjustment					(33)		(33)
Balance at December 31, 2023	8,295,408	$90	$16,621	$(20,359)	$32	$56,320	$52,704

*At December 31, 2023, approximately $14,678,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
CASH PROVIDED BY (USED IN):	2023	2022
OPERATING ACTIVITIES:
Net income	$3,395	$13,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,256	5,697
Stock-based compensation expense	150	210
Benefit for deferred income taxes	(1,573)	(77)
Non-cash investment loss	1,000	1,450
Non-cash interest income	–	(55)
Equity in loss (gain) of affiliate company	773	(275)
Changes in operating assets and liabilities:
Accounts receivable, net	5,684	(7,673)
Other current assets	(983)	(1,756)
Other long-term assets	254	(25)
Accounts payable	(690)	751
Accrued payroll	284	(257)
Deferred revenue, current portion	1,216	(1,169)
Accrued expenses	446	121
Other current liabilities	806	(1,268)
Deferred revenue, net of current portion	(208)	309
Net cash provided by operating activities	16,810	9,864

INVESTING ACTIVITIES:
Purchases of property and equipment	(5,245)	(8,735)
Advances on note and interest receivable	(650)	–
Purchase of long-term investment	(655)	–
Proceeds from payments on notes receivable	202	220
Purchases of marketable securities	(2,521)	(6,944)
Maturities of marketable securities	2,264	1,975
Net cash used in investing activities	(6,605)	(13,484)

FINANCING ACTIVITIES:
Repurchases of common stock	(3,653)	(5,335)
Net cash used in financing activities	(3,653)	(5,335)
Effects of exchange rate changes on cash	(33)	110
Net increase (decrease) in cash	6,519	(8,845)
Cash at beginning of year	20,399	29,244
Cash at end of year	$26,918	$20,399
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,347	$6,615
Purchases of property and equipment, accrued but not paid	$461	$225

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – In this document, terms such as the “Company”, “we”, “us”, “our” and “CoreCard” refer to CoreCard Corporation, a Georgia corporation, and its consolidated subsidiaries.

Consolidation – The financial statements include the accounts of our majority owned and controlled non-U.S. subsidiary companies after elimination of material inter-company accounts and transactions.

Nature of Operations – Our operations are conducted through our affiliate companies in Romania, India, Dubai and Colombia, as well as the corporate office in Norcross, Georgia, which provides significant administrative, human resources and executive management support. CoreCard provides technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry.

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

Accounts Receivable and Allowance for Doubtful Accounts – Accounts receivable are customer obligations due under normal trade terms. They are stated at the amount management expects to collect. We sell our software products and transaction processing services to companies involved in a variety of industries that provide some form of credit or prepaid financing options or perform financial services. We perform continuing credit evaluations of our customers’ financial condition, and we do not require collateral. The amount of accounting loss for which we are at risk in these unsecured receivables is limited to their carrying value.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2023 and 2022 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5 for additional information.

Property and Equipment – Property and equipment are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. Repairs and maintenance costs are expensed as incurred. We continually evaluate whether events and circumstances have occurred that indicate the remaining estimated useful life of property and equipment may warrant revision, or that the remaining balance of these assets may not be recoverable. An asset is considered to be impaired when its carrying amount exceeds the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss, if any, which is equal to the amount by which the carrying value exceeds its fair value, is charged to current operations.

Internal-use software and system development costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three to seven-year period after project completion and when the related software or system is ready for its intended use. There was no material amortization expense related to internal-use software in the periods ended December 31, 2023 or 2022.The cost of each major class of property and equipment at December 31, 2023 and 2022 is as follows:

(in thousands)	Useful life in years			2023	2022
Property and equipment	3	-	5	$25,382	$23,075
Internal-use software	3	-	7	5,015	1,967
Furniture and fixtures	5	-	7	1,044	922
Building		39		324	320
Property and equipment, gross				31,765	26,284
Accumulated depreciation				(20,446)	(14,278)
Property and equipment, net				$11,319	$12,006

Depreciation expense was $6,256,000 and $5,697,000 in 2023 and 2022, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Intangible Assets – The Company has intangible assets that consist of customer relationships that are recorded in connection with acquisitions at their fair value based on the purchase price of the asset. Customer relationships are amortized over the life of the related contract. Intangible assets with finite lives are reviewed for impairment following the same approach as long-lived assets. Amortization expense related to intangible assets was $133,000 in 2023 and $133,000 in 2022. At December 31, 2023 and 2022, respectively, the carrying amount of intangible assets net of accumulated amortization was $34,000 and $167,000, included in other long-term assets on the Consolidated Balance Sheets.

Marketable Securities – The Company's marketable securities include corporate, municipal debt and treasury securities. The Company's marketable securities are accounted for as securities available-for-sale and are classified within current assets in the consolidated balance sheets as the Company may sell these securities at any time for use in its operations, even prior to maturity. The Company carries these marketable securities at fair value, and records any unrealized gain and loss, net of taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company records any realized gains or losses on the sale of marketable securities in investment income (loss) on its Consolidated Statement of Operations.

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

At December 31, 2023 and 2022, the aggregate value of investments was $4,062,000 and $5,180,000, respectively.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	December 31, 2023
(in thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$23,048	$	−	$	−	$23,048
Marketable securities
Corporate, municipal debt and treasury securities	5,230		−		−	5,230
Total assets	$28,278	$	−	$	−	$28,278

	December 31, 2022
	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$17,496	$	−	$	−	$17,496
Marketable securities
Corporate, municipal debt and treasury securities	4,973		−		−	4,973
Total assets	$22,469	$	−	$	−	$22,469

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

Cost of Revenue – For cost of revenue for software contracts, we capitalize the contract specific direct costs, which are included in other current assets and other long-term assets on the Consolidated Balance Sheets and recognize the costs when the associated revenue is recognized. Cost of revenue for services includes direct cost of services rendered, including reimbursed expenses, pass-through third-party costs, and data center, network association and compliance costs for processing services. We also capitalize the initial implementation fees for processing services contracts and recognize the costs over the life of the contract when the corresponding revenue is recognized.

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2023 and 2022, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $150,000 and $210,000 of stock-based compensation expense for the years ended December 31, 2023 and 2022, respectively.

Pursuant to the 2020 Non-employee Directors’ Stock Incentive Plan, there were 6,021 shares granted in the year ended December 31, 2023, and a total of 8,808 shares were granted in the year ended December 31, 2022. No options were granted in 2023 or 2022.

The fair value of the grants are being amortized over the vesting period for the options. All of the Company’s stock-based compensation expense relates to stock options and stock grants. All stock options were vested and compensation cost recognized as of December 31, 2023.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Amendments to Topic 280). This standard was issued to improve the disclosures about reportable segments and address requests from investors for additional, more detailed information about a reportable segment’s expenses by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. Topic 280 currently requires certain information about its reportable segments. The amendments in the ASU do not change or remove those disclosure requirements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of the ASU is on a retrospective basis. We will adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2024. We are currently evaluating the impact the adoption of the new accounting guidance will have on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard was issued to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU address transparency about income tax information through disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The ASU should be applied on a prospective basis. Retrospective application is permitted. We will adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact the adoption of the new accounting guidance will have on our income tax disclosures.

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2023 and 2022:

Year ended December 31, (in thousands)	2023	2022
License	$1,794	$16,077
Professional services	28,237	29,599
Processing and maintenance	22,439	18,953
Third party	3,534	5,136
Total	$56,004	$69,765

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2023 and 2022 are as follows:

Year ended December 31, (in thousands)	2023	2022
United States	$53,915	$68,160
Europe	116	100
Middle East	1,973	1,505
Total	$56,004	$69,765

3.	NOTES RECEIVABLE

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry. The note had an interest rate of 4.6 percent annually and was paid in full in August 2023. In September 2023, we entered into and advanced a $450,000 Promissory Note with a maturity date of October 2025 and an annual interest rate of 5.25 percent. In December 2023, we entered into and advanced a $200,000 Promissory Note with a maturity date of October 2025 and an annual interest rate of 5.25 percent. The carrying value of the current portion of our notes receivable of $240,000 at December 31, 2023 is included in other current assets on the Consolidated Balance Sheets. The carrying value of the noncurrent portion of our note receivable of $364,000 at December 31, 2023 is included in other long-term assets on the Consolidated Balance Sheets.

4.	INVESTMENTS

Beginning in 2017, and in subsequent periods we entered into a Loan Agreement and various Promissory Notes with a privately held identity and professional services company with ties to the FinTech industry. In June 2019, we converted the Loan Agreement and all Promissory Notes into equity resulting in ownership of 40 percent of the company. In the fourth quarter of 2022, based on the entity’s decision to exit the media and events business and wind down its operations, we recorded an impairment charge of $1,450,000, included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0 as of December 31, 2022. In 2021, the company transferred its advisory business to a new entity. We contributed our note receivable of $2,806,000 and $800,000 of cash for a 28 percent ownership interest in the new entity. As of December 31, 2023, we held a 26.5 percent ownership interest in the new entity. The investee raised an additional $2.7 million in the fourth quarter of 2023. CoreCard participated in the new investment and contributed an additional $500,000. The carrying value of our investment was $3,907,000 at December 31, 2023, and $4,180,000 at December 31, 2022, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $773,000 and income of $275,000 for the twelve months ended December 31, 2023 and 2022, respectively, included in investment income (loss) on the Consolidated Statement of Operations. At December 31, 2023, the carrying value of this investment exceeded our share of the investee’s net asset assets by approximately $2.8 million. Substantially all of this difference is comprised of goodwill and other intangible assets.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry. The investment was funded on January 4, 2017. In 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In 2020, due to the uncertainty from the economic downturn resulting from the COVID-19 pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. We invested an additional $155,000 in August 2023 to bring our ownership to 3.4 percent of the investee. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $1,005,000 and $651,000 at December 31, 2023 and 2022, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet. There are no legal restrictions on these funds, we therefore present the funds as cash on the Consolidated Balance Sheets.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. During the third quarter of 2023, due to the failure of the business to successfully monetize its product offerings, we recorded an impairment charge of $1,000,000 included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0 as of December 31, 2023.

We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of our remaining investments. While we have not recorded an impairment related to these remaining investments as of December 31, 2023, variations from current expectations could impact future assessments resulting in future impairment charges.

5.	ACCOUNTS RECEIVABLE AND CUSTOMER CONCENTRATIONS

At December 31, 2023 our allowance for doubtful accounts was $200,000 compared to $0 in 2022. There were no charges against the allowance for doubtful accounts in 2023 or 2022.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2023	2022	2023	2022
Customer A	67%	75%	57%	76%
Customer B	*	*	12%	*

* Less than 10%

6.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities
Corporate, municipal debt and treasury securities	$5,113	$118	$(1)	$5,230

The Company had one separate marketable securities in an unrealized loss position as of December 31, 2023. The Company did not identify any marketable securities that were other-than-temporarily impaired as of December 31, 2023 and 2022. The Company does not intend to sell any marketable securities that have an unrealized loss at December 31, 2023, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.

The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2023		December 31, 2022
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,506	$1,556	$1,594	$1,602
Due after one year through three years	3,607	3,674	3,356	3,371
Total	$5,113	$5,230	$4,950	$4,973

7.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)	2023	2022
Current	$2,675	$5,231
Deferred	(1,573)	(77)
Total	$1,102	$5,154

The following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2023	2022
Statutory rate	21%	21%
State and local taxes, net of federal benefitRE: Gray Television, Inc. - 10K	4.7	4.7
State tax settlement	7.0	–
Research and development credit	(10.4)	(1.5)
Foreign tax credit	(17.6)	(1.3)
GILTI income inclusion	22	3.9
Other	(2.2)	0.3
Effective rate	24.5%	27.1%

Net deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2023	2022
Deferred tax (liabilities) assets:
Unrealized loss on investments	$1,045	$788
IRC section 174 costs	1,566	822
Fixed assets	(1,111)	(1,441)
Other	118	(124)
Total deferred tax asset	1,618	45
Less valuation allowance	(517)	(517)
Net deferred tax asset (liability)	$1,101	$(472)

We had a net deferred tax asset of approximately $.1.1 million at December 31, 2023 included in Other long-term assets on the Consolidated Balance Sheets and a net deferred tax liability of approximately $0.5 million at December 31, 2022. The gross deferred tax asset/liability has been offset by a valuation allowance of $0.5 million in 2023 and 2022, because the Company believes that it is more likely than not that the amount will not be realized. We have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

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

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2023 and 2022. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

Year Ended December 31,	2023	2022

Right-of-use asset, net and lease liabilities (in thousands)	$2,003	$3,373
Cash paid for operating lease liabilities (in thousands)	$1,339	$1,323
Weighted average remaining lease term (years)	2.8	3.2
Weighted average discount rate	3.4%	3.4%

Maturities of our operating lease liabilities as of December 31, 2023 is as follows:

Operating Leases
(In thousands)

2024	$1,022
2025	641
2026	528
2027	68
Total lease liabilities	$2,259

Lease expense for the years ended December 31, 2023 and 2022 consisted of the following:

Year Ended December 31, (in thousands)	2023	2022
Cost of revenue	$744	$779
General and administrative	458	362
Development	137	182
Total	$1,339	$1,323

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

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $79,000 and $67,000 in 2023 and 2022, respectively.

10.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $357,000 and 333,000 to ISC Properties, LLC in the years ended December 31, 2023 and 2022, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

11.	STOCK COMPENSATION PLANS

A summary of all stock incentive plans for the years ended December 31, 2023 and 2022 was as follows:

	Stock Incentives Granted		Stock Incentives Exercised		Stock Incentives Expired		Stock Incentives Cancelled
	2023	2022	2023	2022	2023	2022	2023	2022
2003 Incentive Stock Plan[1] §	N/A	N/A	-	-	-	-	-	-
2015 Incentive Stock Plan[2] §	-	-	-	-	-	-	-	-
Non-Employee Directors’ Stock Option Plan[3] §	N/A	N/A	-	-	-	-	-	-
2011 Non-Employee Directors Stock Plan[4] §	N/A	N/A	-	-	-	-	-	-
2020 Non-Employee Directors’ Stock Incentive Plan[5] † §	6,021	8,808	N/A	N/A	N/A	N/A	N/A	N/A
2022 Employee Stock Incentive Plan[6] † §	-	-	-	-	-	-	-	-

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. The following is a summary of all plans as of December 31, 2023:

	Total of All Plans	Fully Vested and Exercisable	Not Vested
Stock Incentives Granted	1,380,152	59,000	-
Stock Incentives Exercised	1,014,820	N/A	N/A
Stock Incentives Cancelled	282,680	N/A	N/A

As of December 31, 2023, there was no unrecognized compensation cost related to stock options granted under the plans.

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

6  In May 2022, shareholders approved the 2022 Employee Stock Incentive Plan (the “2022 Plan”), which replaces the 2015 Plan and authorizes the issuance of 750,000 shares of common stock to employees. No shares have been granted under the plan as of December 31, 2023.

§ Indicates plans with stock options.

† Indicates plans with stock grants.

Stock option activity during the years ended December 31, 2023 and 2022 was as follows:

	2023			2022
Stock Options outstanding at January 1		59,000			59,000
Stock Options cancelled		–			–
Stock Options exercised		–			–
Stock Options granted		–			–
Stock Options outstanding at December 31		59,000			59,000

Stock Options available for grant at December 31		926,348			932,369

Stock Options exercisable at December 31		59,000			59,000

Exercise price ranges per share:
Granted		N/A			N/A
Exercised		N/A		$1.52	-	$1.72
Outstanding	$3.50	-	$39.11	$3.50	-	$39.11

Weighted average exercise price per share:
Granted		–			–
Exercised		–			–
Outstanding at December 31		17.35			17.35
Exercisable at December 31		17.35			17.35

The following tables summarize information about the stock options outstanding under the Company’s option plans as of December 31, 2023.

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	3.2	$3.75	$131,050
$7.80			8,000	4.4	$7.80	$48,240
$19.99			30,000	5.1	$19.99	$–
$39.11			8,000	5.4	$39.11	$–
$3.50	-	$39.11	59,000	4.6	$17.35	$179,290

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2023, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. The amount of aggregate intrinsic value will change based on the fair value of the Company’s common stock.

Restricted Stock

In February 2024, the Board approved a restricted stock grant of 288,803 shares with a grant date fair value of approximately $3,600,000. The Restricted stock awards vest in one installment on the third anniversary of the grant date, subject to the holder's continued service on the vesting date. Restricted shares cannot be sold or transferred until they have vested. The grant date fair value of restricted stock awards, which is based on the quoted market value of our common stock on the grant date, is recognized as share-based compensation expense on a straight-line basis over the vesting period. Our restricted stock agreements provide for accelerated vesting under certain conditions.

12.	FOREIGN OPERATIONS

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

At December 31, 2023 and 2022, continuing operations of foreign subsidiaries had assets of $7,301,000 and $5,594,000, respectively, and total liabilities of $1,838,000 and $1,881,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

13.	INDUSTRY SEGMENTS

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

14.	EARNINGS PER SHARE

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

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data):	2023	2022
Numerator:
Net Income	$3,395	$13,881

Denominator:
Weighted-average basic shares outstanding	8,458	8,574
Effect of dilutive securities	16	25
Weighted-average diluted shares	8,474	8,599

Basic earnings per share	$0.40	$1.62
Diluted earnings per share	$0.40	$1.61

At December 31, 2023 and 2022, there were 16,000 and 25,000 dilutive stock options exercisable, respectively.