Form 10-Q
period 2024-06-30
CoreCard Corp
filed 2024-08-01
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicated by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2024, 8,024,518 shares of Common Stock of the registrant were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I          FINANCIAL INFORMATION

Item 1.  Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,589	$26,918
Marketable securities	5,257	5,230
Accounts receivable, net	7,097	7,536
Other current assets	5,738	4,805
Total current assets	40,681	44,489
Investments	3,624	4,062
Property and equipment, at cost less accumulated depreciation	11,841	11,319
Other long-term assets	5,411	3,956
Total assets	$61,557	$63,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,154	$1,557
Deferred revenue, current portion	1,572	2,310
Accrued payroll	2,150	2,172
Accrued expenses	991	971
Other current liabilities	2,140	2,530
Total current liabilities	8,007	9,540
Commitments and Contingencies (see Note 9)
Noncurrent liabilities:
Deferred revenue, net of current portion	205	265
Long-term lease obligation	2,183	1,121
Other long-term liabilities	313	196
Total noncurrent liabilities	2,701	1,582
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,026,940 and 9,016,140 at June 30, 2024 and December 31, 2023, respectively;
Outstanding shares – 8,024,518 and 8,295,408 at June 30, 2024 and December 31, 2023, respectively	91	90
Additional paid-in capital	17,205	16,621
Treasury stock, 1,002,422 and 720,732 shares at June 30, 2024 and December 31, 2023, respectively, at cost	(24,097)	(20,359)
Accumulated other comprehensive income	4	32
Accumulated earnings	57,646	56,320
Total stockholders’ equity	50,849	52,704
Total liabilities and stockholders’ equity	$61,557	$63,826

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Services	$13,797	$13,898	$26,873	$28,654
Products	-	1,794	-	1,794
Total net revenue	13,797	15,692	26,873	30,448
Cost of revenue
Services	9,090	9,296	18,590	19,101
Products	-	-	-	-
Total cost of revenue	9,090	9,296	18,590	19,101
Expenses
Marketing	116	105	230	174
General and administrative	1,490	1,516	2,917	3,065
Development	1,952	2,092	3,460	3,605
Income from operations	1,149	2,683	1,676	4,503
Investment income (loss)	(199)	(391)	(438)	(686)
Other income, net	235	201	526	345
Income before income taxes	1,185	2,493	1,764	4,162
Income taxes	289	618	438	1,031
Net income	$896	$1,875	$1,326	$3,131
Earnings per share:
Basic	$0.11	$0.22	$0.16	$0.37
Diluted	$0.11	$0.22	$0.16	$0.37
Basic weighted average common shares outstanding	8,084,335	8,493,040	8,160,235	8,497,888
Diluted weighted average common shares outstanding	8,143,247	8,516,573	8,207,004	8,524,337

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$896	$1,875	$1,326	$3,131
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	17	(12)	22	25
Foreign currency translation adjustments	(48)	6	(50)	(47)
Total comprehensive income	$865	$1,869	$1,298	$3,109

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763
Net income						1,256	1,256
Unrealized gain (loss) on marketable securities					37		37
Foreign currency translation adjustment					(53)		(53)
Balance at March 31, 2023	8,502,735	$90	$16,471	$(16,662)	$(77)	$54,181	$54,003
Common stock repurchased, including excise tax*	(18,075)			(443)			(443)
Net income						1,875	1,875
Stock compensation expense	6,021		150				150
Unrealized gain (loss) on marketable securities					(12)		(12)
Foreign currency translation adjustment					6		6
Balance at June 30, 2023	8,490,681	$90	16,621	$(17,105)	$(83)	$56,056	$55,579

Balance at December 31, 2023	8,295,408	$90	$16,621	$(20,359)	$32	$56,320	$52,704
Common stock repurchased, including excise tax*	(134,650)			(1,647)			(1,647)
Net income						430	430
Stock compensation expense			160				160
Unrealized gain (loss) on marketable securities					5		5
Foreign currency translation adjustment					(2)		(2)
Balance at March 31, 2024	8,160,758	$90	$16,781	$(22,006)	$35	$56,750	$51,650
Common stock repurchased, including excise tax*	(147,040)			(2,091)			(2,091)
Net income						896	896
Stock compensation expense	10,800	1	424				425
Unrealized gain (loss) on marketable securities					17		17
Foreign currency translation adjustment					(48)		(48)
Balance at June 30, 2024	8,024,518	$91	17,205	$(24,097)	$4	$57,646	$50,849

*At June 30, 2024, approximately $11.0 million was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2024	2023

OPERATING ACTIVITIES:
Net income	$1,326	$3,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,927	3,655
Stock-based compensation expense	585	150
Deferred income taxes	(159)	22
Equity in loss of affiliate company	438	686
Changes in operating assets and liabilities:
Accounts receivable, net	439	7,110
Other current assets	(933)	(449)
Other long-term assets	210	362
Accounts payable	(104)	(489)
Accrued payroll	(22)	115
Deferred revenue, current portion	(738)	630
Accrued expenses	20	352
Other current liabilities	(588)	(44)
Deferred revenue, net of current portion	(60)	(110)
Net cash provided by operating activities	2,341	15,121

INVESTING ACTIVITIES:
Purchases of property and equipment	(2,753)	(4,013)
Proceeds from payments on notes receivable	100	110
Advances on notes receivable	(200)	-
Purchases of marketable securities	(1,089)	(852)
Maturities of marketable securities	1,023	726
Net cash used for investing activities	(2,919)	(4,029)

FINANCING ACTIVITIES:
Repurchases of common stock	(3,701)	(439)
Net cash used for financing activities	(3,701)	(439)
Effects of exchange rate changes on cash	(50)	(47)
Net (decrease) increase in cash	(4,329)	10,606
Cash at beginning of period	26,918	20,399
Cash at end of period	$22,589	$31,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,086	$920
Purchases of property and equipment, accrued but not paid	$162	$110

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2024 and 2023. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2023, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies during the first half of 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
License	$-	$1,794	$-	$1,794
Professional services	6,973	7,354	12,799	15,695
Processing and maintenance	5,694	5,689	11,846	11,119
Third party	1,130	855	2,228	1,840
Total	$13,797	$15,692	$26,873	$30,448

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
United States	$13,204	$15,190	$25,757	$29,530
Middle East	565	473	1,061	864
European Union	28	29	55	54
Total	$13,797	$15,692	$26,873	$30,448

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2024 and 2023. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	63%	70%	61%	70%

3.	NOTES RECEIVABLE

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry. The note had an interest rate of 4.6 percent annually and was paid in full in August 2023. In 2023, we entered into and advanced $650,000 on a Promissory Note with a maturity date of October 2025 and an annual interest rate of 5.25 percent. In the first quarter of 2024, we entered into and advanced a $200,000 Promissory Note with a maturity date of October 2025 and an annual interest rate of 5.25 percent. The carrying value of the current portion of our notes receivable of $240,000 at June 30, 2024 is included in other current assets on the Consolidated Balance Sheets. The carrying value of the noncurrent portion of our note receivable of $455,000 as of June 30, 2024 is included in other long-term assets on the Consolidated Balance Sheets.

4.	INVESTMENTS

We hold a 26.5 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $3,624,000 at June 30, 2024, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $199,000 and $438,000 for the three and six months ended June 30, 2024, respectively, and losses of $391,000 and $686,000 for the three and six months ended June 30, 2023, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment as of June 30, 2024, variations from current expectations could result in future impairment charges. At June 30, 2024, the carrying value of this investment exceeded our share of the investee’s net assets by approximately $2.8 million. Substantially all of this difference is comprised of goodwill and other intangible assets.

5.	STOCK-BASED COMPENSATION

At June 30, 2024, we had two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and six month periods ended June 30, 2024 and 2023 has been recognized as a component of general and administrative expenses and development expenses in the accompanying Consolidated Financial Statements. We recorded $425,000 and $150,000 of stock-based compensation expense for the three months ended June 30, 2024 and 2023, respectively, and $585,000 and $150,000 for the six months ended June 30, 2024 and 2023, respectively. During the quarter ended June 30, 2024, an aggregate of 10,800 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), approved by the shareholders in August 2020. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the 2024 Annual Meeting of Shareholders and vested upon issuance. During the quarter ended June 30, 2023, an aggregate of 6,021 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan at fair market value on the date of the 2023 Annual Meeting of Shareholders and vested upon issuance.

Stock Options

As of June 30, 2024, there was no unrecognized compensation cost related to stock options. There were no options exercised during the three and six months ended June 30, 2024. No options expired unexercised during the quarter. The following table summarizes options as of June 30, 2024:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	2.7	$3.75	$140,930
	$7.80		8,000	3.9	$7.80	$54,320
	$19.99		30,000	4.6	$19.99	$-
	$39.11		8,000	4.9	$39.11	$-
$3.50	-	$39.11	59,000	4.1	$17.35	$195,250

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2023 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

Restricted Stock Units

Restricted Stock Units, or RSUs, generally vest at the end of a three-year vesting period. A summary of the Company’s RSU activity was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	-	$-
Granted	287,484	12.34
Vested	-	-
Canceled and forfeited	(1,300)	12.34
Balance as of June 30, 2024	286,184	$12.34

As of June 30, 2024, unrecognized compensation costs related to unvested RSUs was $2.9 million, which we expect to recognize over a weighted-average period of 2.6 years.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

(In thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$17,698	$	−	$	−	$17,698
Marketable securities
Corporate, municipal debt and treasury securities	5,257		−		−	5,257
Total assets	$22,955	$	−	$	−	$22,955

The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

There were no transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2024 or 2023.

8.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	June 30, 2024
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
Corporate, municipal debt and treasury securities	$5,153	$109	$(5)	$5,257

The Company had six marketable securities in an unrealized loss position as of June 30, 2024. The Company did not identify any marketable securities that were other-than-temporarily impaired as of June 30, 2024 and 2023. The Company does not intend to sell any marketable securities that have an unrealized loss as of June 30, 2024 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery or maturity of such security.

The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$562	$586	$1,506	$1,556
Due after one year through three years	4,591	4,671	3,607	3,674
Total	$5,153	$5,257	$5,113	$5,230

9.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2029. These operating leases are included in other long-term assets on the Company's June 30, 2024 and December 31, 2023 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's June 30, 2024 and December 31, 2023 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	June 30, 2024	December 31, 2023

Right-of-use asset, net and lease liabilities (in thousands)	$3,270	$2,003
Weighted average remaining lease term (years)	3.5	2.8
Weighted average discount rate	6.2%	3.4%

For the six months ended June 30, 2024 and 2023, cash paid for operating leases included in operating cash flows was $659,000 and $674,000, respectively.

Maturities of our operating lease liabilities as of June 30, 2024 is as follows:

Operating Leases
(in thousands)
2024	$724
2025	1,109
2026	1,018
2027	491
2028	405
Thereafter	102
Total lease liabilities	3,849

Lease expense for the three and six months ended June 30, 2024 and 2023 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of Revenue	$209	$187	$385	$370
General and Administrative	121	115	238	223
Development	32	41	36	81
Total	$362	$343	$659	$674

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

There were no unrecognized tax benefits at June 30, 2024 and December 31, 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

We are primarily engaged in the business of providing technology solutions and processing services to the financial technology and services market, commonly referred to as the FinTech industry. Our revenue comes from a number of different offerings to companies in that industry, including the following:

•	Licenses which allow a customer to use our software for a specified number of active accounts on the system;
•	Professional services for development of new features or system functionality;
•	Support and maintenance services tied to the number of active accounts under license; and
•	Processing services based on the number of active accounts on the system.

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

We also receive license revenue and professional services revenue, including such revenue from Goldman Sachs Group, Inc. (“Goldman”), which was added as a customer in 2018 and is referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 61% and 70% of our consolidated revenues in the first six months of 2024 and 2023, respectively. While we expect professional services, maintenance, and license revenue from this customer to continue, the amount and timing will be dependent on various factors not in our control such as the number of accounts on file, the level of customization needed by the customer and whether the customer continues the credit card line of business. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels. In their most recent Form 10-K filing, Goldman classified $2.0 billion of General Motors co-branded credit card loans, which are processed under our agreement with Goldman, as held for sale. Sale of the loans by Goldman would not affect the maintenance revenue that we receive under the agreement, which is set based on the most recently achieved license tier. However, the removal of active accounts following a sale of the loans would proportionately increase the number of accounts that would need to be added to earn the license fees attributable to the next license tier under the agreement. Additionally, selling one of their two portfolios could make it more likely that they exit the credit card business.

The infrastructure of our multi customer environment is designed to be scalable for the future. A significant portion of our expense is related to personnel, including approximately 1,000 employees located in India, Romania, the United Arab Emirates and Colombia. In October 2020, we opened a new office in Dubai, the United Arab Emirates to support CoreCard’s expansion of processing services into new markets in the Asia Pacific, Middle East, Africa and European regions. In October 2021, we opened a new location in Bogotá, Colombia to support existing customers and continued growth. Our ability to hire and train employees on our processes and software impacts our ability to onboard new customers and deliver professional services for software customizations. In addition, we have certain corporate office expenses associated with being a public company that impact our operating results.

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

We continue to believe that we have a strong cash position, and we intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In May 2022, the Board of Directors of the Company (the “Board”) authorized a new $20 million share repurchase program, and we had approximately $11.0 million of authorized share repurchases remaining as of June 30, 2024.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and six month periods ended June 30, 2024 was $13,797,000 and $26,873,000, respectively, which represents decreases of 12 percent compared to the respective periods in 2023.

●

Revenue from services was $13,797,000 and $26,873,000 in the three and six month periods ended June 30, 2024, respectively, which represents decreases of 1 percent and 6 percent compared to the respective periods in 2023. Revenue in the second quarter of 2024 was lower due to a decrease in the number and value of professional services contracts completed during the second quarter of 2024 as compared to the second quarter of 2023, primarily related to lower professional services revenue from our largest customer, Goldman Sachs Group, Inc. Revenue from transaction processing services, software maintenance and support services were greater in the first six months of 2024 as compared to the first six months of 2023 due to an increase in the number of customers and accounts on file and the acceleration of approximately $500,000 of processing revenue from a customer that was acquired in 2023 and, as a result, formally terminated their contract in the first quarter of 2024. This increase was offset by a decrease in the number and value of professional services contracts completed during the first six months of 2024, primarily related to lower professional services revenue from our largest customer, Goldman Sachs Group, Inc. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $0 in the three and six month periods ended June 30, 2024, respectively, compared to $1,794,000 in the respective comparable periods of 2023. There have been no new license tiers achieved in 2024.

Cost of Revenue – Total cost of revenue was 66 percent and 69 percent of total revenue in the three and six month periods ended June 30, 2024, respectively, compared to 59 percent and 63 percent in the corresponding periods of 2023. The increase in cost of revenue as a percentage of revenue is primarily driven by higher costs for delivery of professional services, lower license revenue and higher low-margin third-party revenues. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2024, total operating expenses from consolidated operations decreased 4 percent and 3 percent compared to the corresponding periods in 2023, respectively. Development expenses were 7 percent and 4 percent lower in the three and six month periods in 2024, respectively, as compared to the same periods in 2023. General and administrative expenses were 2 percent and 5 percent lower in the three and six month periods ended June 30, 2024, respectively, as compared to the same periods in 2023. Marketing expenses increased 10 percent and 32 percent for the three and six month periods in 2024, respectively, as compared to the same periods in 2023 due to the addition of sales personnel in the fourth quarter of 2023. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and six months ended June 30, 2024, we recorded $199,000 and $438,000 of investment losses, respectively, compared to investment losses of $391,000 and $686,000 for the three and six months ended June 30, 2023, respectively. The investment income (loss) relates to our equity method investment in a privately held identity and professional services company with ties to the FinTech industry (see Note 4). The privately held company has incurred losses as they invest in future growth.

Other Income (Loss) – In the three and six months ended June 30, 2024, we recorded income of $234,000 and $526,000, respectively, compared to income of $201,000 and $345,000 for the comparable 2023 periods. The increase results from higher interest rates and higher cash and cash equivalents balances in the 2024 period.

Income Taxes – Our effective tax rates for the three and six months ended June 30, 2024 were 24.4 percent and 24.8 percent compared to effective tax rates of 24.8 percent for the respective periods in 2023.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2024, was $22,589,000 compared to $26,918,000 at December 31, 2023. During the six months ended June 30, 2024, cash provided by operations was $2,341,000 compared to cash provided by operations of $15,121,000 for the six months ended June 30, 2023. The decrease in cash provided by operations is primarily due to lower accounts receivable, lower deferred revenue, lower net income and lower depreciation expense, partially offset by higher accounts payable.

During the six months ended June 30, 2024, we invested $1,089,000 in publicly traded multi sector corporate and municipal debt securities, offset by related maturities of $1,023,000, which is described in more detail in Note 8 to the Consolidated Financial Statements.

During the six months ended June 30, 2024, we used $2,753,000 of cash, compared to $4,013,000 of cash during the six months ended June 30, 2023, to acquire computer equipment and related software and for personnel and contractor development costs for the development of a new processing platform, to enhance our existing processing environment in the U.S., and a new data center in India for international operations.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3 and 4 to the Consolidated Financial Statements, although there can be no assurance that appropriate opportunities will arise. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We made share repurchases of $3.7 million for the six months ended June 30, 2024, and share repurchases of $0.4 million for the six months ended June 30, 2023. We had approximately $11.0 million of authorized share repurchases remaining as of June 30, 2024.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. During the six-month period ended June 30, 2024, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 61% of our consolidated revenues for the six months ended June 30, 2024. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them. In their most recent Form 10-K filing, Goldman Sachs Group, Inc. classified $2.0 billion of General Motors co-branded credit card loans as held for sale, which could make it more likely that they exit the credit card business. The General Motors program was added to their portfolio in the first quarter of 2022.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program, which was publicly announced in November 2018, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We had approximately $11.0 million of authorized share repurchases remaining at June 30, 2024.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 to April 30, 2024	-	$-	-	$13,047,000
May 1, 2024 to May 31, 2024	93,029	$13.75	93,029	$11,767,000
June 1, 2024 to June 30, 2024	54,011	$14.63	54,011	$10,977,000
Total	147,040	$14.08	147,040	$10,977,000

1 This price includes per share commissions paid.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

CORECARD CORPORATION
Registrant

Date: August 1, 2024	By:	/s/	J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 1, 2024	By:	/s/	Matthew A. White
Matthew A. White
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculations

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.