Form 10-Q
period 2024-09-30
CoreCard Corp
filed 2024-10-31
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 OR

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

As of October 31, 2024, 7,901,148 shares of Common Stock of the registrant were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I          FINANCIAL INFORMATION

Item 1. Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,498	$26,918
Marketable securities	5,511	5,230
Accounts receivable, net	7,320	7,536
Other current assets	6,522	4,805
Total current assets	41,851	44,489
Investments	3,632	4,062
Property and equipment, at cost less accumulated depreciation	11,954	11,319
Other long-term assets	5,371	3,956
Total assets	$62,808	$63,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,628	$1,557
Deferred revenue, current portion	1,264	2,310
Accrued payroll	2,459	2,172
Accrued expenses	1,050	971
Other current liabilities	2,143	2,530
Total current liabilities	8,544	9,540
Commitments and Contingencies (see Note 9)
Noncurrent liabilities:
Deferred revenue, net of current portion	161	265
Other long-term liabilities	372	196
Long-term lease obligation	2,044	1,121
Total noncurrent liabilities	2,577	1,582
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000; Issued shares – 9,026,940 and 9,016,140 at September 30, 2024 and December 31, 2023, respectively;
Outstanding shares – 7,901,148 and 8,295,408 at September 30, 2024 and December 31, 2023, respectively	91	90
Additional paid-in capital	17,479	16,621
Treasury stock, 1,125,792 and 720,732 shares at September 30, 2024 and December 31, 2023, respectively, at cost	(25,825)	(20,359)
Accumulated other comprehensive income (loss)	100	32
Accumulated income	59,842	56,320
Total stockholders’ equity	51,687	52,704
Total liabilities and stockholders’ equity	$62,808	$63,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Services	$14,283	$13,399	$41,156	$42,053
Products	1,420	-	1,420	1,794
Total net revenue	15,703	13,399	42,576	43,847
Cost of revenue
Services	8,999	9,279	27,588	28,380
Products	-	-	-	-
Total cost of revenue	8,999	9,279	27,588	28,380
Expenses
Marketing	79	63	309	237
General and administrative	1,339	1,155	4,256	4,220
Development	2,501	2,489	5,961	6,094
Income from operations	2,785	413	4,462	4,916
Investment income (loss)	(90)	(1,015)	(528)	(1,701)
Other income (loss), net	233	308	758	653
Income (loss) before income taxes	2,928	(294)	4,692	3,868
Income tax expense (benefit)	732	(72)	1,170	959
Net income (loss)	$2,196	$(222)	$3,522	$2,909
Earnings (loss) per share:
Basic	$0.28	$(0.03)	$0.44	$0.34
Diluted	$0.27	$(0.03)	$0.43	$0.34
Basic weighted average common shares outstanding	7,957,571	8,460,473	8,092,681	8,485,416
Diluted weighted average common shares outstanding	8,017,870	8,460,473	8,142,972	8,509,825

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$2,196	$(222)	$3,522	$2,909
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	111	11	133	36
Foreign currency translation adjustments	(15)	15	(65)	(32)
Total comprehensive (loss) income	$2,292	$(196)	$3,590	$2,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763
Net income						1,256	1,256
Unrealized gain (loss) on marketable securities					37		37
Foreign currency translation adjustment					(53)		(53)
Balance at March 31, 2023	8,502,735	$90	$16,471	$(16,662)	$(77)	$54,181	$54,003
Common stock repurchased, including excise tax*	(18,075)			(443)			(443)
Net income						1,875	1,875
Stock compensation expense	6,021	-	150				150
Unrealized gain (loss) on marketable securities					(12)		(12)
Foreign currency translation adjustment					6		6
Balance at June 30, 2023	8,490,681	$90	$16,621	$(17,105)	$(83)	$56,056	$55,579
Common stock repurchased*	(50,325)			(1,108)			(1,108)
Net loss						(222)	(222)
Unrealized gain (loss) on marketable securities					11		11
Foreign currency translation adjustment					15		15
Balance at September 30, 2023	8,440,356	$90	$16,621	$(18,213)	$(57)	$55,834	$54,275

Balance at December 31, 2023	8,295,408	$90	$16,621	$(20,359)	$32	$56,320	$52,704
Common stock repurchased, including excise tax*	(134,650)			(1,647)			(1,647)
Net income						430	430
Stock compensation expense			160				160
Unrealized gain (loss) on marketable securities					5		5
Foreign currency translation adjustment					(2)		(2)
Balance at March 31, 2024	8,160,758	$90	$16,781	$(22,006)	$35	$56,750	$51,650
Common stock repurchased, including excise tax*	(147,040)			(2,091)			(2,091)
Net income						896	896
Stock compensation expense	10,800	1	424				425
Unrealized gain (loss) on marketable securities					17		17
Foreign currency translation adjustment					(48)		(48)
Balance at June 30, 2024	8,024,518	$91	$17,205	$(24,097)	$4	$57,646	$50,849
Common stock repurchased*	(123,370)			(1,728)			(1,728)
Net income						2,196	2,196
Stock compensation expense			274				274
Unrealized gain (loss) on marketable securities					111		111
Foreign currency translation adjustment					(15)		(15)
Balance at September 30, 2024	7,901,148	$91	$17,479	$(25,825)	$100	$59,842	$51,687

*At September 30, 2024, approximately $9.3 million was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
CASH PROVIDED BY (USED FOR):	2024	2023

OPERATING ACTIVITIES:
Net income	$3,522	$2,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,776	5,011
Stock-based compensation expense	859	150
Deferred income taxes	(260)	69
Non-cash investment loss (income)	-	1,000
Equity in loss of affiliate company	528	701
Changes in operating assets and liabilities:
Accounts receivable, net	216	7,345
Other current assets	(1,717)	(2,329)
Other long-term assets	17	563
Accounts payable	388	(78)
Accrued payroll	287	53
Deferred revenue, current portion	(1,046)	2,649
Accrued expenses	79	281
Other current liabilities	(506)	40
Deferred revenue, net of current portion	(104)	(112)
Net cash provided by operating activities	5,039	18,252

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,733)	(4,845)
Advances on notes and interest receivable	(200)	(450)
Proceeds from payments on notes receivable	152	147
Purchases of marketable securities	(1,831)	(1,776)
Maturities of marketable securities	1,728	1,602
Purchase of long-term investment	(98)	(155)
Net cash used for investing activities	(3,982)	(5,477)

FINANCING ACTIVITIES:
Repurchases of common stock	(5,412)	(1,528)
Net cash used for financing activities	(5,412)	(1,528)
Effects of exchange rate changes on cash	(65)	(32)
Net increase (decrease) in cash	(4,420)	11,215
Cash at beginning of period	26,918	20,399
Cash at end of period	$22,498	$31,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,070	$168
Purchases of property and equipment, accrued but not paid	$144	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and nine month periods ended September 30, 2024 and 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2023, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies during the first nine months of 2024 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”).

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
License	$1,420	$-	$1,420	$1,794
Professional services	7,006	6,432	19,805	22,127
Processing and maintenance	6,067	5,814	17,912	16,933
Third party	1,210	1,153	3,439	2,993
Total	$15,703	$13,399	$42,576	$43,847

Foreign revenues are based on the location of the customer. Revenues from customers by geographic area for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
United States	$14,997	$12,777	$40,754	$42,307
Middle East	678	588	1,740	1,452
European Union	28	34	82	88
Total	$15,703	$13,399	$42,576	$43,847

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and nine month periods ended September 30, 2024 and 2023. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	64%	62%	62%	68%

3.	NOTES RECEIVABLE

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry. The note had an interest rate of 4.6 percent annually and was paid in full in August 2023. In 2023, we entered into and advanced $650,000 on a Promissory Note with a maturity date of October 2025 and an annual interest rate of 5.25 percent. In the first quarter of 2024, we entered into and advanced a $200,000 Promissory Note with a maturity date of October 2025 and an annual interest rate of 5.25 percent. The carrying value of the current portion of our notes receivable of $240,000 at September 30, 2024, is included in other current assets on the Consolidated Balance Sheets. The carrying value of the noncurrent portion of our note receivable of $403,000 as of September 30, 2024 is included in other long-term assets on the Consolidated Balance Sheets.

4.	INVESTMENTS

We hold a 26.5 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $3,378,000 at September 30, 2024, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $90,000 and $528,000 for the three and nine months ended September 30, 2024, respectively, and losses of $15,000 and $701,000 for the three and nine months ended September 30, 2023, respectively, included in investment income (loss) on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. While we have not recorded an impairment related to this investment as of September 30, 2024, variations from current expectations could result in future impairment charges. At September 30, 2024, the carrying value of this investment exceeded our share of the investee’s net assets by approximately $2.8 million. Substantially all of this difference is comprised of goodwill and other intangible assets.

In the second quarter of 2021, we invested $1,000,000 in a privately held company that provides supply chain and receivables financing. During the third quarter of 2023, due to the failure of the business to successfully monetize its product offerings, we recorded an impairment charge of $1,000,000 included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0 as of September 30, 2023. In the third quarter of 2024, after the investee company signed its first revenue contracts, we invested an additional $98,000 as part of a Series A-2 financing.

5.	STOCK-BASED COMPENSATION

At September 30, 2024, we had two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the three and nine month periods ended September 30, 2024 and 2023 has been recognized as a component of general and administrative expenses and development expenses in the accompanying Consolidated Financial Statements. We recorded $274,000 and $0 of stock-based compensation expense for the three months ended September 30, 2024 and 2023, respectively, and $859,000 and $150,000 for the nine months ended September 30, 2024 and 2023, respectively.

Stock Options

As of September 30, 2024, there was no unrecognized compensation cost related to stock options. There were no options exercised during the three and nine months ended September 30, 2024. No options expired unexercised during the quarter. The following table summarizes options as of September 30, 2024:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	2.5	$3.75	$140,020
$7.80			8,000	3.7	$7.80	$53,760
$19.99			30,000	4.3	$19.99	$-
$39.11			8,000	4.7	$39.11	$-
$3.50	-	$39.11	59,000	3.9	$17.35	$193,780

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2023 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2024. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

Restricted Stock Units

Restricted Stock Units, or RSUs, generally vest at the end of a three-year vesting period. A summary of the Company’s RSU activity was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	-	$-
Granted	287,485	12.34
Vested	-	-
Canceled and forfeited	(2,473)	12.34
Balance as of September 30, 2024	285,012	$12.34

As of September 30, 2024, unrecognized compensation costs related to unvested RSUs was $2.6 million, which we expect to recognize over a weighted-average period of 2.4 years. In October 2024, we granted an additional 198,912 RSUs to long-term employees at a grant date fair value of $2.6 million that vest at the end of a three-year vesting period.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	September 30, 2024
(In thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$16,805	$	−	$	−	$16,805
Marketable securities
Corporate, municipal debt and treasury securities	5,511		−		−	5,511
Total assets	$22,316	$	−	$	−	$22,316

The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

There were no transfers of financial instruments between the fair value hierarchy levels during the nine months ended September 30, 2024 or 2023.

8.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company’s investments in securities available for sale consisted of the following:

	September 30, 2024
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss		Estimated Fair Value
Marketable securities
Corporate, municipal debt and treasury securities	$5,321	$190	$	−	$5,511

The Company had one marketable security in an unrealized loss position as of September 30, 2024. The Company did not identify any marketable securities that were other-than-temporarily impaired as of September 30, 2024 and 2023. The Company does not intend to sell any marketable securities that have an unrealized loss at September 30, 2024 and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.

The following table summarizes the stated maturities of the Company’s marketable securities:

	September 30, 2024		December 31, 2023
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,229	$1,271	$1,506	$1,556
Due after one year through three years	4,092	4,240	3,607	3,674
Total	$5,321	$5,511	$5,113	$5,230

9.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through March 2029. These operating leases are included in other long-term assets on the Company’s September 30, 2024 and December 31, 2023 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company’s September 30, 2024 and December 31, 2023 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	September 30, 2024	December 31, 2023
Right-of-use asset, net and lease liabilities (in thousands)	$3,049	$2,003
Weighted average remaining lease term (years)	3.4	2.8
Weighted average discount rate	6.4%	3.4%

For the nine-months ended September 30, 2024 and 2023, cash paid for operating leases included in operating cash flows was $1,005,000 and $994,000, respectively.

Maturities of our operating lease liabilities as of September 30, 2024 is as follows:

Operating Leases
(in thousands)
2024	$362
2025	1,133
2026	1,045
2027	521
2028	440
Thereafter	111
Total lease liabilities	$3,612

Lease expense for the three and nine months ended September 30, 2024 and 2023 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of Revenue	$209	$187	$594	$557
General and Administrative	121	116	359	339
Development	32	28	68	109
Total	$362	$331	$1,021	$1,005

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

There were no unrecognized tax benefits at September 30, 2024 and December 31, 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

We also receive license revenue and professional services revenue, including such revenue from Goldman Sachs Group, Inc. (“Goldman”), which was added as a customer in 2018 and is referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 62% and 68% of our consolidated revenues in the first nine months of 2024 and 2023, respectively. On October 23, 2024, we executed an Omnibus Amendment with Goldman covering the following agreements between the Company and Goldman:

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

The Amendment, which is effective as of October 23, 2024, extends the Support Services term of the SLSA through December 31, 2030, and extends the term of the SOWs through December 31, 2030. Among other things, the Amendment also (i) provides for increased monthly fees under SOW 2 starting January 2025, and (ii) allows Goldman to terminate the agreements no earlier than January 1, 2027, with termination payments due if terminated prior to December 31, 2030. All other material terms of the Agreements and SOWs, as amended, remain unchanged.

The amount and timing of future revenues from Goldman will be dependent on various factors not in our control such as the number of accounts on file and the level of customization needed by the customer and whether the customer continues the credit card line of business. License revenue from this customer, similar to other license arrangements, is tiered based on the number of active accounts on the system. Once the customer achieves each tier level, they receive a perpetual license up to that number of accounts; inactive accounts do not count toward the license tier. The customer receives an unlimited perpetual license at a maximum tier level that allows them to utilize the software for any number of active accounts. Support and maintenance fees are charged based on the tier level achieved and increase at new tier levels.

Goldman recently announced the transition of its General Motors co-branded credit card to a new issuer, which is processed under our agreement with Goldman, with an expected close in 2025. Sale of the loans by Goldman will not affect the maintenance revenue that we receive under the agreement, which is set based on the most recently achieved license tier. However, the removal of active accounts following a sale of the loans will proportionately increase the number of accounts that will need to be added to earn the license fees attributable to the next license tier under the agreement. Additionally, selling one of their two portfolios could make it more likely that Goldman will exit the credit card business.

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

We continue to believe that we have a strong cash position, and we intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In May 2022, the Board of Directors of the Company (the “Board”) authorized a new $20 million share repurchase program, and we had approximately $9.3 million of authorized share repurchases remaining as of September 30, 2024.

Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and nine month periods ended September 30, 2024 was $15,703,000 and $42,576,000, respectively, which represents an increase of 17% and a decrease of 3% percent compared to the respective periods in 2023.

●

Revenue from services was $14,283,000 and $41,156,000 in the three and nine month periods ended September 30, 2024, respectively, which represents an increase of 7% percent and a decrease  of 2% percent compared to the respective periods in 2023. Revenue for the third quarter of 2024 was higher compared to the third quarter of 2023 due to an increase in the number and value of professional services contracts completed during the third quarter of 2024 and increased revenue from transaction processing services and software maintenance and support services in the third quarter of 2024 as compared to the third quarter of 2023 due to an increase in the number of customers and accounts on file. Revenue from transaction processing services, software maintenance and support services were greater in the first nine months of 2024 as compared to the first nine months of 2023, due to an increase in the number of customers and accounts on file and the acceleration of approximately $500,000 of processing revenue from a customer that was acquired in 2023 and, as a result, formally terminated their contract in the first quarter of 2024. This increase was offset by a decrease in the number and value of professional services contracts completed during the first nine months of 2024, primarily related to lower professional services revenue from our largest customer, Goldman Sachs Group, Inc.  We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $1,420,000 in both the three and nine month periods ended September 30, 2024, compared to $0 and $1,794,000 in the respective comparable periods of 2023.

Cost of Revenue – Total cost of revenue was 57 percent and 65 percent of total revenue in the three and nine month periods ended September 30, 2024, respectively, compared to 69 percent and 65 percent of total revenue in the corresponding periods of 2023. For the three-month period ended September 30, 2024, the decrease in cost of revenue as a percentage of revenue is primarily driven by higher license revenue. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three month and nine month period ended September 30, 2024, total operating expenses from consolidated operations were higher by 6% and were flat compared to the corresponding period in 2023, respectively. In the three month period ended September 30, 2024, total operating expenses from consolidated operations were higher than in the corresponding period in 2023 primarily due to higher general and administrative expenses. General and administrative expenses were 16 percent higher in the three-month period ended September 30, 2024 primarily due to higher bonus accruals. Marketing expenses increased 25 percent and 30 percent for the three and nine month periods in 2024, respectively. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – In the three and nine months ended September 30, 2024, we recorded $90,000 and $528,000 of investment loss, respectively, compared to investment losses of $1,015,000 and $1,701,000 for the three and nine months ended September 30, 2023, respectively. The investment losses in 2024 relate to losses on our equity method investment. The investment losses in 2023 relate to a third quarter impairment charge on a cost method investment and losses on our equity method investment in a privately held identity and professional services company with ties to the FinTech industry (see Note 4). The privately held company has incurred losses as they invest in future growth.

Other Income (Loss) – In the three and nine months ended September 30, 2024, we recorded income of $233,000 and $758,000, respectively, compared to income of $308,000 and $653,000 for the comparable 2023 periods.

Income Taxes – Our effective tax rates for the three and nine months ended September 30, 2024 were 25.0 percent and 24.9 percent compared to effective tax rates of 24.5 percent and 24.8 percent for the respective periods in 2023.

Liquidity and Capital Resources

Our cash and cash equivalent balance at September 30, 2024 was $22,498,000 compared to $26,918,000 at December 31, 2023. During the nine months ended September 30, 2024, cash provided by operations was $5,039,000 compared to cash provided by operations of $18,252,000 for the nine months ended September 30, 2023. The decrease is primarily due to lower accounts receivable and deferred revenue balances, lower depreciation and amortization and a non-cash impairment charge in the 2023 period that did not recur in 2024, partially offset by higher net income and higher stock compensation expense.

During the nine months ended September 30, 2024, we invested $1,831,000 in publicly traded multi sector corporate and municipal debt and treasury securities, offset by related maturities of $1,728,000, which is described in more detail in Note 8 to the Consolidated Financial Statements.

During the nine months ended September 30, 2024, we used $3,733,000 of cash, compared to $4,845,000 of cash during the nine months ended September 30, 2023, to acquire computer equipment and related software and for personnel and contractor development costs for the development of a new processing platform, to enhance our existing processing environment in the U.S., and a new data center in India for international operations.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified by transactions described in Note 3 and 4 to the Consolidated Financial Statements, although there can be no assurance that appropriate opportunities will arise. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We made share repurchases of $5.4 million for the nine months ended September 30, 2024, and share repurchases of $1.5 million for the nine months ended September 30, 2023. We had approximately $9.3 million of authorized share repurchases remaining as of September 30, 2024.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K. During the nine-month period ended September 30, 2024, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 62% of our consolidated revenues for the nine months ended September 30, 2024. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them. Goldman Sachs Group, Inc. recently announced the transition of its General Motors co-branded credit card to a new issuer, with an expected close in 2025, which could make it more likely that they exit the credit card business. The General Motors program was added to their portfolio in the first quarter of 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program, which was publicly announced in November 2018, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We had approximately $9.3 million of authorized share repurchases remaining at September 30, 2024.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 to July 31, 2024	−	$	−	−	$10,977,000
August 1, 2024 to August 31, 2024	79,422		13.27	79,422	9,923,000
September 1, 2024 to September 30, 2024	43,948		14.95	43,948	9,266,000
Total	123,370			123,370

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

10.1	Omnibus Amendment No. 2 to GS-CoreCard Agreements
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definitions
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION Registrant

Date: October 31, 2024	By:	/s/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: October 31, 2024	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer