Form 10-K
period 2024-12-31
CoreCard Corp
filed 2025-02-28
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ____________

Commission file number 1-9330

CoreCard Corporation

(Exact name of registrant as specified in its charter)

Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Meca Way, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (770) 381‑2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	CCRD	NYSE

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

The aggregate market value of the registrant’s common stock held by non-affiliates on June 30, 2024 was $84,982,402 (computed using the closing price of the common stock on June 30, 2024 as reported by the NYSE).

As of February 28, 2025, 7,786,679 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

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

We continue to add resources to expand upon our infrastructure investment to support CoreCard’s Processing Services line of business. CoreCard processes prepaid cards and credit cards (private label and open loop/network) for a number of customers and anticipates steadily growing this business further in 2025 and future years. CoreCard has multiple secure processing data centers at third party locations, is certified as compliant with the Payment Card Industry (PCI) Data Security Standards and has an SOC 1 and SOC 2 independent audit report that can be relied on by its prepaid and credit processing customers. It has obtained certification from American Express, Discover, MasterCard, Visa, Star and Pulse.

CoreCard added Goldman Sachs Group, Inc. as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements, which represented 62% and 67% of our consolidated revenues for the twelve months ended December 31, 2024 and 2023, respectively. We expect future professional services, maintenance, and license revenue from this customer in 2025 and future years, however the amount and timing will be dependent on various factors not in our control such as the number of accounts on file, the level of customization needed by the customer and whether the customer continues its credit card line of business.

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

Development Costs

We spent $8.9 million and $8.5 million in the years ended December 31, 2024 and 2023, respectively, on software development. We maintain a workforce of approximately 1,000 employees in our offshore operations in India, Romania, the United Arab Emirates and Colombia for software development and testing, as well as operations support for Processing Services. We regularly work to improve our financial technology software in response to market requirements and trends, and to changes in and new government regulations, and expect to continue to do so. Additionally, we have invested, and will continue to invest, in development costs relating to the development of next generation platform and solutions.

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

Personnel

As of February 28, 2025, we had approximately 1,000 full-time equivalent employees (including our subsidiaries in the United States and foreign countries). Of these, the majority are involved in CoreCard’s software development, testing and operations, and 6 in corporate functions. Our employees are not represented by a labor union, we have not had any work stoppages or strikes, and we believe our employee relations are good.

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

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats to our business and operations and developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems. CoreCard’s information technology network, infrastructure, and software systems, including integration points to third parties related to the FinTech services the Company offers, are critical to the Company’s business and operations. The Company holds confidential, proprietary, and personal information about its customers, its customers’ customers, employed or contracted personnel, and third-party vendors. In addition, the Company’s business in the FinTech industry requires it to be compliant with Payment Card Industry (PCI) Data Security Standards and U.S. and foreign data and information security mandates specific to its operations and services. To address these items, CoreCard has developed a robust cybersecurity risk management program focused on identifying, assessing and managing cybersecurity risk. The program involves a dedicated team responsible for operational cybersecurity, and includes an internal IT Security Team, PCI Compliance Force, and Emergency Management Team, which together are responsible for developing and executing the Company’s cybersecurity strategy and identifying and mitigating related risks.

The IT Security Team consists of five members, led by the VP of IT of the Company’s CoreCard Software subsidiary, and focuses on the Company’s overall data and cybersecurity. The PCI Compliance Force consists of six members, is led by the subsidiary’s Chief Technology Officer, and focuses on the Company’s compliance with PCI standards. Both teams hold regular meetings to discuss and report on, as applicable, meaningful cybersecurity risks, threats, incidents, and vulnerabilities, and changes in and compliance with industry data and cybersecurity standards. The teams also develop and oversee mitigation and remediation activities within their areas of responsibility. The teams, in conjunction with senior management, work to ensure that the Company is meeting requirements of applicable regulations and that the Company’s third-party vendors are also meeting compliance requirements. The teams are also tasked with the development and maintenance of business continuity plans, security policies and procedures. The Company’s Emergency Management Team, which consists of seven members and is led by the Company’s Chief Executive Officer, has developed business incident response runbooks designed to guide operational staff with a set framework for response and mitigation to cybersecurity incidents and threats.

The Company has also designed its information technology systems and infrastructure to protect its and its customers’ data with industry standard security, and the Company must pass an annual PCI audit with rules specific to the Company’s operation of cardholder data environments. The Company’s cybersecurity defensive protections are focused on detecting and mitigating cybersecurity threats before they can cause harm. The Company performs periodic penetration and vulnerability scan testing on both its internal and external facing infrastructure and systems. All Company employees are required to take cybersecurity training on an annual basis and must pass an examination designed to ensure knowledge transfer. CoreCard also utilizes a third-party security auditor for PCI audits, security training, and cybersecurity risk consulting. This partnership enables us to leverage specialized knowledge and insights, with the goal of ensuring our cybersecurity strategies and processes remain current.

Our business is managed under the direction of our Board of Directors (the “Board”), which guides our long-term strategy and represents the highest level of oversight at the Company. Our full Board oversees our enterprise risk management, which includes oversight of risks from cybersecurity threats. Our Board views the identification and effective management of cybersecurity threats as a critical component of its overall risk management and oversight responsibilities. Our management team provides regular updates to the Board on cybersecurity risks and threats. These updates cover, among other things, our cyber risks and threats, the status of projects to strengthen our information security systems, and the emerging threat landscape. In turn, the Board reviews and discusses these cyber risks and threats and provides advice and guidance on the adequacy of our initiatives on cybersecurity risk management.

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

As of December 31, 2024, we had a lease covering approximately 27,000 square feet in Norcross, Georgia to house our product development, sales, service and administration operations for our U.S. operations. Our Norcross lease was renewed March 1, 2022 for a five-year term. Our Bogota, Colombia lease was signed in November 2021 for a five-year term covering approximately 4,300 square feet of office space. We lease approximately 2,900 square feet of office space in Dubai, United Arab Emirates. We also lease a small office in Timisoara, Romania. We own a 6,350 square foot office facility in Bhopal, India, to house the software development and testing activities of our non-U.S. subsidiaries. We lease approximately 12,000 square feet of additional office space in the same facility in Bhopal, India; and in June 2022 we leased an additional facility in Bhopal of approximately 12,500 square feet. We also lease approximately 5,500 square feet in Mumbai, India to house additional staff for our offshore software development activities. We believe our facilities are adequate for the foreseeable future.

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

Market Information

Our common stock is listed and traded on the New York Stock Exchange (NYSE) under the symbol “CCRD”. We had 137 shareholders of record as of February 28, 2025. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. The Company has not paid regular dividends in the past and does not intend to pay dividends in the foreseeable future.

Repurchases of Securities

In April 2021, our Board authorized $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this publicly announced program, we are authorized to repurchase shares through open market purchases, privately negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We have approximately $7.1 million of authorized share repurchases remaining at December 31, 2024.

The following table sets forth information regarding our purchases of shares of our common stock during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 to October 31, 2024	-	$-	-	$9,266,000
November 1, 2024 to November 30, 2024	100,176	18.31	100,176	$7,432,000
December 1, 2024 to December 31, 2024	14,293	22.18	14,293	$7,115,000
Total	114,469		114,469

1 This price includes per share commissions paid.

Equity Compensation Plan Information

See Item 12 of Part III of this Form 10-K for information regarding securities authorized for issuance under equity compensation plans, which is incorporated herein by reference.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities by the Company during the period covered by this Form 10-K.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We receive license revenue and professional services revenue from Goldman Sachs Group, Inc. (“Goldman”), which was added as a customer in 2018 and is referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 62% and 67% of our consolidated revenues in 2024 and 2023, respectively. On October 23, 2024, we executed an Omnibus Amendment with Goldman covering the following agreements between the Company and Goldman:

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

The Omnibus Amendment, which is effective as of October 23, 2024, extends the Support Services term of the SLSA through December 31, 2030, and extends the term of the SOWs through December 31, 2030. Among other things, the Amendment also (i) provides for increased monthly fees under SOW 2 starting January 2025, and (ii) allows Goldman to terminate the agreements no earlier than January 1, 2027, with termination payments due if terminated prior to December 31, 2030. All other material terms of the Agreements and SOWs, as amended, remain unchanged.

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

We continue to believe that we have a strong cash position. we intend to use our cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In May 2022, the Board authorized a new $20 million share repurchase program, and we had approximately $7.1 million of authorized share repurchases remaining at December 31, 2024.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

Revenue – Total revenue for the year ended December 31, 2024 was $57,399,000 which represents a 2 percent increase over 2023.

●

Revenue from services was $54,559,000 in 2024, which represents a one percent increase from 2023 revenue of $54,210,000. Revenue from transaction processing services and software maintenance and support services were greater in 2024 as compared to 2023 due to an increase in the number of customers and accounts on file. This increase was partially offset by a decrease in the number and value of professional services contracts completed in 2024, primarily related to lower professional services revenue from our largest customer, Goldman Sachs Group, Inc. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes and other factors. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which includes software license fees, was $2,840,000 in 2024, an increase of 58 percent from 2023 revenue of $1,794,000. Two new license tiers were achieved in 2024 and only one tier was achieved in 2023.

Cost of Revenue – Total cost of revenue was 62 percent and 65 percent of total revenue for the twelve months ended December 31, 2024 and 2023, respectively. The decrease as a percentage of revenue is primarily driven by higher license revenue. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications and customer support. Investments in our infrastructure in recent years are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – For the twelve months ended December 31, 2024, total operating expenses from consolidated operations were higher as compared to the corresponding period in 2023 primarily due to higher development expenses and higher general and administrative expenses. Development expenses were higher mainly due to stock-based compensation awards in 2024 and higher development costs for U.S. and non-U.S. technical personnel working on the development of an updated platform, a portion of which is capitalized; however amounts not eligible for capitalization result in higher development expenses. General and administrative expenses increased due to increased stock-based compensation awards. Marketing expenses increased 31 percent in 2024. Our client base increased in 2024 and 2023 with minimal marketing efforts as we continue to have prospects contact us via online searches and industry referrals; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Income (Loss) – Investment Income (Loss) was a loss of $427,000 in 2024 and loss of $1,579,000 in 2023. The 2024 investment losses primarily relate to equity method losses of $684,000. The 2023 investment losses primarily relate to the $1,000,000 impairment charge on a cost method investment in the third quarter of 2023 and equity method losses of $773,000. Our investments are discussed further in Note 4.

Other Income, net – Other Income, net was $792,000 in 2024 and $765,000 in 2023. The increase results from higher interest rates in the 2024 period.

Income Taxes – We recorded income tax expense of $1,456,000 and $1,102,000 in 2024 and 2023, respectively, an effective tax rate of 21.1% and 24.5% in 2024 and 2023, respectively. The decrease in our effective tax rate was primarily due to higher income in lower tax foreign locations. We expect our future effective tax rate to be within the range of 24-26%.

Liquidity and Capital Resources

Our cash balance at December 31, 2024 was $19,481,000 compared to $26,918,000 at December 31, 2023. During the year ended December 31, 2024, cash provided by operations was $5,801,000 compared to cash provided by operations of $16,810,000 for the year ended December 31, 2023. The decrease is primarily due to a higher accounts receivable balance, lower depreciation and amortization, lower deferred revenue and other current liabilities, partially offset by higher net income and higher deferred tax asset balances. There are no material disputes related to outstanding accounts receivable balances, some of which is past due at December 31, 2024, however we have concluded the entire net balance is collectible.

During the year ended December 31, 2024, we invested $2,186,000 in publicly traded multi sector corporate, municipal debt and treasury securities, offset by related maturities of $2,021,000. During the year ended December 31, 2023, we invested $2,521,000 in publicly traded multi sector corporate, municipal debt and treasury securities, offset by related maturities of $2,264,000, which is described in more detail in Note 6 of the Notes to Consolidated Financial Statements.

During the year ended December 31, 2024, we used $4,908,000 of cash to acquire computer equipment and related software and for personnel and contractor development costs for the development of a new processing platform, to enhance our existing processing environment in the U.S. and a new data center in India for international operations.

We do not expect to pay any regular or special dividends in the foreseeable future. We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3 and 4, although there can be no assurance that appropriate opportunities will arise. In April 2021, the Board authorized $10 million for our share repurchase program, all of which has been utilized. In May 2022, the Board authorized an additional $20 million for share repurchases. We made share repurchases of $7.6 million in 2024, and $3.7 million in share repurchases in 2023. We have approximately $7.1 million of authorized share repurchases remaining at December 31, 2024.

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

We hold a 26.5% ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The investee company raised additional funds in the fourth quarter of 2024 and 2023. CoreCard participated in the new investments and contributed an additional $300,000 in 2024 and $500,000 in 2023, bringing the carrying value of our investment to $3,523,000 at December 31, 2024, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $684,000 and income of $773,000 for the twelve months ended December 31, 2024 and 2023, respectively, included in investment income (loss) on the Consolidated Statement of Operations.

In the second quarter of 2021, we also invested $1,000,000 in a privately held company that provides supply chain and receivables financing. During the third quarter of 2023, due to the failure of the business to successfully monetize its product offerings, we recorded an impairment charge of $1,000,000 included in investment income (loss) on the Consolidated Statement of Operations, to reduce the carrying value of the investee company to $0 as of December 31, 2023. In the third quarter of 2024, after the investee company signed its first revenue contracts, we invested an additional $98,000 as part of a Series A-2 financing.

We also hold an investment in a privately held technology company and program manager in the FinTech industry. The initial investment of $1 million was funded in 2017. In 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee company’s limited funding to support its operation and sales and marketing efforts. In 2020, due to the uncertainty from the economic downturn resulting from the COVID-19 pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. The investee company has been able to raise money to fund and grow its operations, and, in August 2023, we invested an additional $155,000 to bring our ownership to 3.4 percent of the investee company.

We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of our remaining investments. While we have not recorded an impairment related to these remaining investments during 2024, variations from current expectations could impact future assessments resulting in future impairment charges.

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

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 62% of our consolidated revenues for the twelve months ended December 31, 2024. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them. Goldman Sachs Group, Inc. recently announced the transition of its General Motors co-branded credit card to a new issuer, with an expected close in 2025, which could make it more likely that they exit the credit card business. The General Motors program was added to their portfolio in the first quarter of 2022.

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

Report of Independent Registered Public Accounting Firm – Nichols, Cauley & Associates, LLC (PCAOB ID 281)

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed, on October 30, 2024, in consideration of the firm’s resources for providing audit services to publicly traded companies, Nichols, Cauley and Associates, LLC (“Nichols, Cauley”), informed the audit committee of the board of directors of the Company that it declines to stand for re-appointment as independent registered public accounting firm of the Company after completion of the current year audit.

The audit reports of Nichols, Cauley on the Company’s financial statements as of and for the years ended December 31, 2023 and 2024 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainties, audit scope or accounting principles.

During the fiscal years ended December 31, 2024 and December 31, 2023, (i) there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K, between the Company and Nichols, Cauley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to Nichols, Cauley’s satisfaction, would have caused Nichols, Cauley to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period, and (ii) there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

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

The Company’s management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

ITEM 9B.	OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Please refer to the subsection entitled “Proposal 1 - The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Executive Officers” in our Proxy Statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) for information about the individuals nominated as director and about the directors and executive officers of the Company. This information is incorporated into this Item 10 by reference. Information regarding compliance by directors and executive officers of the Company and owners of more than 10 percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, is contained under the caption “Delinquent Section 16(a) Reports” in the Proxy Statement, if applicable. This information is incorporated into this Item 10 by reference. Information regarding the Company’s Audit Committee and its composition is contained under the caption “Proposal 1 – The Election of Two Directors - Nominees” and “Proposal 1 – The Election of Two Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement. This information is incorporated into this Item 10 by reference. The Proxy Statement will also contain information relating to the Company’s Insider Trading Policy, which information is incorporated herein by reference. A copy of the Company's Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

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

The information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our 2025 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The lease on our headquarters and primary facility at One Meca Way, Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by J. Leland Strange, our Chairman and Chief Executive Officer. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid ISC Properties, LLC $380,000 and $357,000 in the years ended December 31, 2024 and 2023, respectively.

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

3.1

Amended and Restated Articles of Incorporation of the Registrant dated August 3, 2022. (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 2, 2022.)

3.2

Amended and Restated Bylaws of the Registrant dated December 15, 2021. (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 15, 2021.)

4.1

Description of the Company’s Securities Registered under Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference to Item 1 of the Registrant’s Form 8-A filed with the Securities and Exchange Commission on May 26, 2021.)

10.1

Lease Agreement dated March 1, 2022, between the Registrant and ISC Properties, LLC. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 3, 2022.)

10.2	Management Compensation Plans and Arrangements:
(a) 2015 Employee Stock Incentive Plan
(b) 2011 Non-Employee Directors Stock Option Plan
(c) 2020 Non-Employee Directors’ Stock Incentive Plan
(d) 2022 Employee Stock Incentive Plan

Exhibit 10.2(a) is incorporated by reference to the Registrant’s 2015 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.2(b) is incorporated by reference to the Registrant’s 2011 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.2(c) is incorporated by reference to the Registrant’s 2020 Definitive Proxy Statement on Schedule 14A.
Exhibit 10.2(d) is incorporated by reference to the Registrant’s 2022 Definitive Proxy Statement on Schedule 14A.

10.3	Omnibus Amendment to GS-CoreCard Agreements (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 1, 2023.)

10.4	Omnibus Amendment No.2 to GS-CoreCard Agreements (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on October 31, 2024.)

19	Insider Trading Policy

21.1	List of subsidiaries of Registrant.

23.1	Consent of Nichols, Cauley & Associates, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy and Procedures, Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on March 1, 2024.)

101.INS	Inline XBRL Instance Document ***

101.SCH	Inline XBRL Taxonomy Extension Schema ***

101.CAL	Inline XBRL Taxonomy Extension Calculation ***

101.DEF	Inline XBRL Taxonomy Extension Definitions ***

101.LAB	Inline XBRL Taxonomy Extension Labels ***

101.PRE	Inline XBRL Taxonomy Extension Presentation ***

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION
Registrant

Date: February 28, 2025	By:	/s/ J. Leland Strange
J. Leland Strange
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ J. Leland Strange J. Leland Strange	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025

/s/ Matthew A. White Matthew A. White	Chief Financial Officer (Principal Accounting and Financial Officer)	February 28, 2025

/s/ A. Russell Chandler III A. Russell Chandler III	Director	February 28, 2025

/s/ Philip H. Moise Philip H. Moise	Director	February 28, 2025

/s/ Kathryn Petralia Kathryn Petralia	Director	February 28, 2025

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

To the Board of Directors and Shareholders of CoreCard Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CoreCard Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

February 28, 2025

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of December 31,	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,481	$26,918
Marketable securities	5,410	5,230
Accounts receivable, net	10,235	7,536
Other current assets	5,048	4,805
Total current assets	40,174	44,489
Investments	3,776	4,062
Property and equipment, at cost less accumulated depreciation	12,282	11,319
Other long-term assets	6,106	3,956
Total assets	$62,338	$63,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$823	$1,557
Deferred revenue, current portion	2,033	2,310
Accrued payroll	2,856	2,172
Accrued expenses	723	971
Other current liabilities	2,017	2,530
Total current liabilities	8,452	9,540
Deferred revenue, net of current portion	118	265
Long-term lease obligation	1,816	1,121
Other long-term liabilities	255	196
Total noncurrent liabilities	2,189	1,582
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000;
Issued shares – 9,026,940 and 9,016,140 at December 31, 2024 and 2023, respectively;
Outstanding shares – 7,786,679 and 8,295,408 at December 31, 2024 and 2023, respectively	91	90
Additional paid-in capital	17,928	16,621
Treasury stock, 1,240,261 and 720,732 shares as of December 31, 2024 and 2023, respectively, at cost	(27,997)	(20,359)
Accumulated other comprehensive loss	(93)	32
Accumulated income	61,768	56,320
Total stockholders’ equity	51,697	52,704
Total liabilities and stockholders’ equity	$62,338	$63,826

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

Year Ended December 31,	2024	2023
Revenue
Services	$54,559	$54,210
Products	2,840	1,794
Total net revenue	57,399	56,004
Cost of revenue
Services	35,770	36,571
Products	-	-
Total cost of revenue	35,770	36,571
Expenses
Marketing	407	310
General and administrative	5,769	5,334
Development	8,914	8,478
Income from operations	6,539	5,311
Investment loss	(427)	(1,579)
Other income, net	792	765
Income before income taxes	6,904	4,497
Income tax expense	1,456	1,102
Net income	$5,448	$3,395
Earnings per share:
Basic	$0.68	$0.40
Diluted	$0.67	$0.40
Basic weighted average common shares outstanding	8,027,077	8,457,714
Diluted weighted average common shares outstanding	8,146,394	8,474,123

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

Year Ended December 31,	2024	2023
Net income	$5,448	$3,395
Other comprehensive income (loss):
Unrealized gain on marketable securities	7	126
Foreign currency translation adjustments	(132)	(33)
Total comprehensive income	$5,323	$3,488

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(in thousands, except share amounts)	Common Stock		Additional Paid- In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	8,502,735	$90	$16,471	$(16,662)	$(61)	$52,925	$52,763

Common stock repurchased, including excise tax*	(213,348)			(3,697)			(3,697)
Net income						3,395	3,395
Stock compensation expense	6,021		150				150
Unrealized gain on marketable securities					126		126
Foreign currency translation adjustment					(33)		(33)
Balance at December 31, 2023	8,295,408	$90	$16,621	$(20,359)	$32	$56,320	$52,704
Common stock repurchased, including excise tax*	(519,529)			(7,638)			(7,638)
Net income						5,448	5,448
Stock compensation expense	10,800	1	1,307				1,308
Unrealized gain on marketable securities					7		7
Foreign currency translation adjustment					(132)		(132)
Balance at December 31, 2024	7,786,679	$91	$17,928	$(27,997)	$(93)	$61,768	$51,697

*At December 31, 2024, approximately $7,115,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
CASH PROVIDED BY (USED IN):	2024	2023
OPERATING ACTIVITIES:
Net income	$5,448	$3,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,566	6,256
Stock-based compensation expense	1,308	150
Benefit for deferred income taxes	(974)	(1,573)
Non-cash investment loss	-	1,000
Equity in loss of affiliate company	684	773
Changes in operating assets and liabilities:
Accounts receivable, net	(2,699)	5,684
Other current assets	(243)	(983)
Other long-term assets	(418)	254
Accounts payable	(355)	(690)
Accrued payroll	684	284
Deferred revenue, current portion	(277)	1,216
Accrued expenses	(248)	446
Other current liabilities	(528)	806
Deferred revenue, net of current portion	(147)	(208)
Net cash provided by operating activities	5,801	16,810

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,908)	(5,245)
Advances on note and interest receivable	(200)	(650)
Purchase of long-term investment	(398)	(655)
Proceeds from payments on notes receivable	203	202
Purchases of marketable securities	(2,186)	(2,521)
Maturities of marketable securities	2,021	2,264
Net cash used in investing activities	(5,468)	(6,605)

FINANCING ACTIVITIES:
Repurchases of common stock	(7,638)	(3,653)
Net cash used in financing activities	(7,638)	(3,653)
Effects of exchange rate changes on cash	(132)	(33)
Net (decrease) increase in cash	(7,437)	6,519
Cash at beginning of year	26,918	20,399
Cash at end of year	$19,481	$26,918
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,978	$1,347
Purchases of property and equipment, accrued but not paid	$82	$461

The accompanying notes are an integral part of these Consolidated Financial Statements.

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are estimated to be uncollectible in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2024 and 2023 is adequate. However, actual write-offs might exceed the recorded allowance. Refer to Note 5 for additional information.

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

Internal-use software and system development costs incurred to develop or obtain software, which is intended for internal use, are not capitalized until the preliminary project stage is completed and management, with the relevant authority, authorizes and commits to funding a software project and it is probable that the project will be completed, and the software will be used to perform the function intended. Costs incurred during a software development project’s preliminary stage and post-implementation stage are expensed as incurred. Application development activities that are eligible for capitalization include software design and configuration, development of interfaces, coding, testing, and installation. Capitalized internal-use software and systems costs are subsequently amortized on a straight-line basis over a three to seven-year period after project completion and when the related software or system is ready for its intended use. There was no material amortization expense related to internal-use software in the periods ended December 31, 2024 or 2023.The cost of each major class of property and equipment at December 31, 2024 and 2023 is as follows:

(in thousands)	Useful life in years			2024	2023

Property and equipment	3	-	5	$26,278	$25,382
Internal-use software	3	-	7	8,620	5,015
Furniture and fixtures	5	-	7	1,068	1,044
Building		39		328	324
Property and equipment, gross				36,294	31,765
Accumulated depreciation				(24,012)	(20,446)
Property and equipment, net				$12,282	$11,319

Depreciation expense was $3,566,000 and $6,256,000 in 2024 and 2023, respectively. These expenses are included in general and administrative expenses or, for assets associated with our processing data centers, are included in cost of services.

Intangible Assets – The Company has intangible assets that consist of customer relationships that are recorded in connection with acquisitions at their fair value based on the purchase price of the asset. Customer relationships are amortized over the life of the related contract. Intangible assets with finite lives are reviewed for impairment following the same approach as long-lived assets. Amortization expense related to intangible assets was $34,000 in 2024 and $133,000 in 2023. At December 31, 2024 and 2023, respectively, the carrying amount of intangible assets net of accumulated amortization was $0 and $34,000, included in other long-term assets on the Consolidated Balance Sheets.

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

At December 31, 2024 and 2023, the aggregate value of investments was $3,776,000 and $4,062,000, respectively.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	December 31, 2024
(in thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$13,464	$	−	$	−	$13,464
Marketable securities
Corporate, municipal debt and treasury securities	5,410		−		−	5,410
Total assets	$18,874	$	−	$	−	$18,874

	December 31, 2023
	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$23,048	$	−	$	−	$23,048
Marketable securities
Corporate, municipal debt and treasury securities	5,230		−		−	5,230
Total assets	$28,278	$	−	$	−	$28,278

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

Stock Based Compensation – We record compensation cost related to unvested stock-based awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. Stock option compensation expense for the years ended December 31, 2024 and 2023, has been recognized as a component of general and administrative expenses in the accompanying Consolidated Financial Statements. We recorded $1,308,000 and $150,000 of stock-based compensation expense for the years ended December 31, 2024 and 2023, respectively.

Pursuant to the 2020 Non-employee Directors’ Stock Incentive Plan, there were 10,800 shares granted in the year ended December 31, 2024, and a total of 6,021 shares were granted in the year ended December 31, 2023. Pursuant to the 2022 Employee Stock Incentive Plan, 486,846 restricted share units (“RSUs”) were granted in 2024 that vest at the end of a 3-year vesting period. No options were granted in 2024 or 2023.

The fair value of the grants are being amortized over the vesting period for the options and RSUs. All of the Company’s stock-based compensation expense relates to stock options and stock grants. All stock options were vested and compensation cost recognized as of December 31, 2024. There was approximately $4,508,000 of stock compensation expense remaining as of December 31, 2024 related to RSUs.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard was issued to enhance the transparency and decision usefulness of income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The amendments in this ASU address transparency about income tax information through disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The ASU should be applied on a prospective basis. Retrospective application is permitted. We will adopt the updated accounting guidance in our Annual Report on Form 10-K for the year ended December 31, 2025. We are currently evaluating the impact the adoption of the new accounting guidance will have on our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 12 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our Consolidated Financial Statements.

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the years ended December 31, 2024 and 2023:

Year ended December 31, (in thousands)	2024	2023
License	$2,840	$1,794
Professional services	26,015	28,237
Processing and maintenance	24,034	22,439
Third party	4,510	3,534
Total	$57,399	$56,004

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the years ended December 31, 2024 and 2023 are as follows:

Year ended December 31, (in thousands)	2024	2023
United States	$54,892	$53,915
Europe	110	116
Middle East	2,397	1,973
Total	$57,399	$56,004

3.	NOTES RECEIVABLE

In February 2021, we entered into and advanced a $550,000 Promissory Note with a privately held technology company and program manager in the FinTech industry. The note had an interest rate of 4.6 percent annually and was paid in full in August 2023. In 2023, we entered into and advanced a $650,000 Promissory Note with a maturity date of December 2028 and an annual interest rate of 5.25 percent. In 2024, we entered into and advanced a $200,000 Promissory Note with a maturity date of December 2028 and an annual interest rate of 5.25 percent. The carrying value of the current portion of our notes receivable of $240,000 at December 31, 2024 and 2023 is included in other current assets on the Consolidated Balance Sheets. The carrying value of the noncurrent portion of our note receivable of $352,000 and $364,000 at December 31, 2024 and 2023, respectively, is included in other long-term assets on the Consolidated Balance Sheets.

4.	INVESTMENTS

We hold a 26.5 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The investee raised an additional $2.7 million in the fourth quarter of 2023. CoreCard participated in the new investment and contributed an additional $500,000. We also participated in a fourth quarter 2024 fundraise, contributing an additional $300,000. The carrying value of our investment was $3,523,000 at December 31, 2024 and $3,907,000 at December 31, 2023, included in investments on the Consolidated Balance Sheets. We account for this investment using the equity method of accounting which resulted in losses of $684,000 and $773,000 for the twelve months ended December 31, 2024 and 2023, respectively, included in investment income (loss) on the Consolidated Statement of Operations. At December 31, 2024, the carrying value of this investment exceeded our share of the investee’s net asset assets by approximately $2.8 million. Substantially all of this difference is comprised of goodwill and other intangible assets.

On December 30, 2016 we signed an agreement to invest $1,000,000 in a privately held technology company and program manager in the FinTech industry. The investment was funded on January 4, 2017. In 2018, we recorded an impairment charge of $250,000 to reduce the carrying value due to the investee’s limited funding to support its operation and sales and marketing efforts. In 2020, due to the uncertainty from the economic downturn resulting from the COVID-19 pandemic, we determined that the fair value of our investment was $0 and therefore we recorded an impairment charge of $750,000, included in investment loss on the Consolidated Statement of Operations for the quarter ended March 31, 2020. We invested an additional $155,000 in August 2023 to bring our ownership to 3.4 percent of the investee. CoreCard remains in an ongoing business relationship with the company pursuant to a Processing Agreement and a Program Management Services Agreement. CoreCard is positioned to assume the program management aspects of the investee company if the need should arise to ensure their program(s) ongoing viability and the completion of the Processing Agreement with CoreCard. As program manager for this company, we receive cash periodically to fund the customer’s various programs. We held $582,000 and $1,005,000 at December 31, 2024 and 2023, respectively, in cash on behalf of this customer which is included in other current liabilities on the Consolidated Balance Sheet. There are no legal restrictions on these funds, we therefore present the funds as cash on the Consolidated Balance Sheets.

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

We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of our remaining investments. While we have not recorded any impairment related to these remaining investments during 2024, variations from current expectations could impact future assessments resulting in future impairment charges.

5.	ACCOUNTS RECEIVABLE AND CUSTOMER CONCENTRATIONS

At December 31, 2024 our allowance for doubtful accounts was $400,000 compared to $200,000 at December 31, 2023. There were $128,000 of charges against the allowance for doubtful accounts in 2024 and no charges against the allowance for doubtful accounts in 2023.

The following table indicates the percentage of consolidated revenue from continuing operations and year-end accounts receivable represented by each customer that represented more than 10 percent of consolidated revenue from continuing operations or year-end accounts receivable.

	Revenue		Accounts Receivable
	2024	2023	2024	2023
Customer A	62%	67%	56%	57%
Customer B	*	*	*	12%

* Less than 10%

6.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Marketable securities
Corporate, municipal debt and treasury securities	$5,254	$157	$(1)	$5,410

The Company had one separate marketable securities in an unrealized loss position as of December 31, 2024. The Company did not identify any marketable securities that were other-than-temporarily impaired as of December 31, 2024 and 2023. The Company does not intend to sell any marketable securities that have an unrealized loss at December 31, 2024, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery.

The following table summarizes the stated maturities of the Company’s marketable securities:

	December 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,565	$1,630	$1,506	$1,556
Due after one year through three years	3,689	3,780	3,607	3,674
Total	$5,254	$5,410	$5,113	$5,230

7.	INCOME TAXES

The income tax provision from operations consists of the following:

Year ended December 31, (in thousands)	2024	2023
Current	$2,430	$2,675
Deferred	(974)	(1,573)
Total	$1,456	$1,102

The following is a reconciliation of estimated income taxes at the statutory rate from operations to estimated tax expense (benefit) as reported:

Year ended December 31,	2024	2023
Statutory rate	21%	21%
State and local taxes, net of federal benefit	4.7	4.7
State tax settlement	--	7.0
Research and development credit	(4.5)	(10.4)
Foreign tax credit	(6.1)	(17.6)
GILTI income inclusion	6.3	22
Other	(0.3)	(2.2)
Effective rate	21.1%	24.5%

Net deferred tax assets (liabilities) consist of the following at December 31:

(in thousands)	2024	2023
Deferred tax (liabilities) assets:
Unrealized loss on investments	$1,045	$1,045
IRC section 174 costs	2,173	1,566
Fixed assets	(1,178)	(1,111)
Other	552	118
Total deferred tax asset	2,592	1,618
Less valuation allowance	(517)	(517)
Net deferred tax asset	$2,075	$1,101

We had a net deferred tax asset of approximately $.2.1 million at December 31, 2024 and a net deferred tax asset of approximately $1.1 million at December 31, 2023, included in Other long-term assets on the Consolidated Balance Sheets. The gross deferred tax asset/liability has been offset by a valuation allowance of $0.5 million in 2024 and 2023, because the Company believes that it is more likely than not that the amount will not be realized. We have maintained a valuation allowance on deferred tax assets resulting from unrealized capital losses as we are not able to conclude that is it more likely than not that these will be realized due to the unpredictability of future capital gains. No deferred taxes have been provided on temporary differences related to investments in foreign subsidiaries because these investments are considered to be permanent.

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

We have recognized tax benefits from all tax positions we have taken, and there has been no adjustment to any carry forwards (research and development credits) in the past two years. There were no unrecognized tax benefits as of December 31, 2024 and 2023. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

Year Ended December 31,	2024	2023

Right-of-use asset, net and lease liabilities (in thousands)	$2,747	$2,003
Cash paid for operating lease liabilities (in thousands)	$1,384	$1,339
Weighted average remaining lease term (years)	3.5	2.8
Weighted average discount rate	6.6%	3.4%

Maturities of our operating lease liabilities as of December 31, 2024 is as follows:

Operating Leases
(In thousands)

2025	$1,125
2026	1,037
2027	520
2028	440
2029	111
Total lease liabilities	$3,233

Lease expense for the years ended December 31, 2024 and 2023 consisted of the following:

Year Ended December 31, (in thousands)	2024	2023
Cost of revenue	$803	$744
General and administrative	481	458
Development	100	137
Total	$1,384	$1,339

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

We maintain a 401(k) defined contribution plan covering all U.S. employees. Our matching contributions, net of forfeitures, under the plan, which are optional and based on the level of individual participant’s contributions, amounted to $78,000 and $79,000 in 2024 and 2023, respectively.

10.	RELATED PARTY TRANSACTION

The lease on our headquarters and primary facility in Norcross, Georgia is held by ISC Properties, LLC, an entity controlled by our Chairman and Chief Executive Officer, J. Leland Strange. Mr. Strange holds a 100% ownership interest in ISC Properties, LLC. We paid rent of $380,000 and $357,000 to ISC Properties, LLC in the years ended December 31, 2024 and 2023, respectively. We have determined that ISC Properties, LLC is not a variable interest entity.

11.	STOCK COMPENSATION PLANS

A summary of all stock incentive plans for the years ended December 31, 2024 and 2023 was as follows:

	Stock Incentives Granted		Stock Incentives Exercised		Stock Incentives Expired		Stock Incentives Cancelled
	2024	2023	2024	2023	2024	2023	2024	2023
2003 Incentive Stock Plan[1] §	N/A	N/A	-	-	-	-	-	-
2015 Incentive Stock Plan[2] §	-	-	-	-	-	-	-	-
Non-Employee Directors’ Stock Option Plan[3] §	N/A	N/A	-	-	-	-	-	-
2011 Non-Employee Directors Stock Plan[4] §	N/A	N/A	-	-	-	-	-	-
2020 Non-Employee Directors’ Stock Incentive Plan[5] † §	10,800	6,021	N/A	N/A	N/A	N/A	N/A	N/A
2022 Employee Stock Incentive Plan6 † §	486,846	-	-	-	-	-	6,848	-

Stock options under all plans are granted at an exercise price equal to fair value on the date of grant and vest over 2-3 years. The following is a summary of all plans as of December 31, 2024:

	Total of All Plans	Fully Vested and Exercisable	Not Vested
Stock Incentives Granted	1,877,798	59,000	-
Stock Incentives Exercised	1,014,820	N/A	N/A
Stock Incentives Cancelled	289,528	N/A	N/A

Stock Options

As of December 31, 2024 and 2023, there was no unrecognized compensation cost related to stock options granted under the plans.

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

6  In May 2022, shareholders approved the 2022 Employee Stock Incentive Plan (the “2022 Plan”), which replaces the 2015 Plan and authorizes the issuance of 750,000 shares of common stock to employees. 486,846 shares have been granted under the plan as of December 31, 2024.

§ Indicates plans with stock options.

† Indicates plans with stock grants.

Stock option activity during the years ended December 31, 2024 and 2023 was as follows:

	2024			2023
Stock Options outstanding at January 1		59,000			59,000
Stock Options cancelled		-			-
Stock Options exercised		-			-
Stock Options granted		-			-
Stock Options outstanding at December 31		59,000			59,000

Stock Options available for grant at December 31		428,702			926,348

Stock Options exercisable at December 31		59,000			59,000

Exercise price ranges per share:
Granted		N/A			N/A
Exercised		N/A			N/A
Outstanding	$ 3.50	-	$ 39.11	$ 3.50	-	$ 39.11

Weighted average exercise price per share:
Granted		-			-
Exercised		-			-
Outstanding at December 31		$17.35			$17.35
Exercisable at December 31		$17.35			$17.35

The following tables summarize information about the stock options outstanding under the Company’s option plans as of December 31, 2024.

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	2.2	$3.75	$233,100
$7.80			8,000	3.4	$7.80	$11,040
$19.99			30,000	4.1	$19.99	$50,700
$39.11			8,000	4.4	$39.11	$-
$3.50	-	$39.11	59,000	3.6	$17.35	$394,840

Aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year ended December 31, 2024, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. The amount of aggregate intrinsic value will change based on the fair value of the Company’s common stock.

Restricted Stock Units

Restricted Stock Units, or RSUs, generally vest at the end of a three-year vesting period. A summary of the Company’s RSU activity was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2023	-	$-
Granted	486,846	12.58
Vested	-	-
Canceled and forfeited	(6,848)	12.34
Balance as of December 31, 2024	479,998	$12.59

Stock compensation expense related to RSUs and the annual grant to the Board of Directors was as follows for the year ended December 31, 2024 and 2023:

Year ended December 31, (in thousands)	2024	2023
General and administrative expense	$385	$150
Development expense	923	--
Total	$1,308	$150

As of December 31, 2024, unrecognized compensation costs related to unvested RSUs was $4.5 million, which we expect to recognize over a weighted-average period of 2.4 years. There were no RSUs granted during the year ended December 31, 2023.

12.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow its operating margin and the allocation of resources between cost of revenues, marketing, development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

Year ended December 31, (in thousands, except per share data):	2024	2023

Revenue	$57,399	$56,004
Less:
Cost of revenue	35,770	36,571
Marketing	407	310
General and administrative	5,769	5,334
Development	8,914	8,478
Operating Income	6,539	5,311
Operating Margin	11.4%	9.5%

Other income (expense)
Investment loss	(427)	(1,579)
Other income	792	765
Income before income taxes	6,904	4,497
Provision for income taxes	(1,456)	(1,102)
Net income	$5,448	$3,395

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

At December 31, 2024 and 2023, continuing operations of foreign subsidiaries had assets of $8,201,000 and $7,301,000, respectively, and total liabilities of $1,720,000 and $1,838,000, respectively. The majority of these assets and liabilities are in India. There are no currency exchange restrictions related to our foreign subsidiaries that would affect our financial position or results of operations. Refer to Note 1 for a discussion regarding how we account for translation of non-U.S. currency amounts.

13.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (numerator) by the weighted average number of common shares outstanding (denominator) during the period and excludes the dilutive effect of stock-based awards. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted income per share, the average stock price for the period is used in determining the number of shares assumed to be reacquired under the treasury stock method for the hypothetical exercise of stock options and vesting of time-based restricted stock units.

The following tables represent required disclosure of the reconciliation of the income (loss) and the shares used in the basic and diluted income (loss) per share computation:

Year ended December 31, (in thousands, except per share data):	2024	2023
Numerator:
Net Income	$5,448	$3,395

Denominator:
Weighted-average basic shares outstanding	8,027	8,458
Effect of dilutive securities	119	16
Weighted-average diluted shares	8,146	8,474

Basic earnings per share	$0.68	$0.40
Diluted earnings per share	$0.67	$0.40

At December 31, 2024 and 2023, there were 119,000 and 16,000 dilutive stock awards, respectively.