Form 10-Q
period 2025-03-31
CoreCard Corp
filed 2025-05-08
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period fromto

Commission file number 1-9330

CORECARD CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1964787
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Meca Way, Norcross, Georgia	30093
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 381-2900

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CCRD	NYSE

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

As of April 30, 2025, 7,786,679 shares of Common Stock of the issuer were outstanding.

CoreCard Corporation

Index Form

10-Q

Part I    FINANCIAL INFORMATION

Item 1. Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,068	$19,481
Marketable securities	5,575	5,410
Accounts receivable, net	8,527	10,235
Other current assets	5,145	5,048
Total current assets	41,315	40,174
Investments	3,344	3,776
Property and equipment, at cost less accumulated depreciation	13,605	12,282
Other long-term assets	6,130	6,106
Total assets	$64,394	$62,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,514	$823
Deferred revenue, current portion	1,927	2,033
Accrued payroll	2,341	2,856
Accrued expenses	821	723
Other current liabilities	1,731	2.017
Total current liabilities	8,334	8,452
Noncurrent liabilities:
Deferred revenue, net of current portion	82	118
Long-term lease obligations	1,599	1,816
Other long-term liabilities	321	255
Total noncurrent liabilities	2,002	2,189
Total liabilities	10,336	10,641
Commitments and Contingencies (see Note 9)
Stockholders’ equity:
0.01
9,026,940
Outstanding shares – 7,786,679 at March 31, 2025 and December 31, 2024	92	91
Additional paid-in capital	18,400	17,928
Treasury stock, 1,240,261 shares at March 31, 2025 and December 31, 2024, at cost	(27,997)	(27,997)
Accumulated other comprehensive loss	(111)	(93)
Accumulated income	63,674	61,768
Total stockholders’ equity	54,058	51,697
Total liabilities and stockholders’ equity	$64,394	$62,338

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue
Services	$16,688	$13,076
Products	‒	‒
Total net revenue	16,688	13,076
Cost of revenue
Services	9,380	9,500
Products	‒	‒
Total cost of revenue	9,380	9,500
Expenses
Marketing	136	114
General and administrative	1,794	1,427
Development	2,571	1,508
Income from operations	2,807	527
Investment loss	(435)	(204)
Other income, net	137	256
Income before income taxes	2,509	579
Income taxes	603	149
Net income	$1,906	$430
Earnings per share:
Basic	$0.24	$0.05
Diluted	$0.24	$0.05
Basic weighted average common shares outstanding	7,786,679	8,236,135
Diluted weighted average common shares outstanding	8,086,423	8,247,788

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$1,906	$430
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(1)	5
Foreign currency translation adjustments	(17)	(2)
Total comprehensive income	$1,888	$433

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,295,408	$90	$16,621	$(20,359	$32	$56,320	$52,704
Common stock repurchased*	(134,650)			(1,647)			(1,647)
Net income						430	430
Stock compensation expense			160				160
Unrealized gain on marketable securities					5		5
Foreign currency translation adjustment					(2)		(2)
Balance at March 31, 2024	8,160,758	$90	$16,781	$(22,006)	$35	$56,750	$51,650

Balance at December 31, 2024	7,786,679	$91	$17,928	$(27,997)	$(93)	$61,768	$51,697
Net income						1,906	1,906
Stock compensation expense		1	472				473
Unrealized gain (loss) on marketable securities					(1)		(1)
Foreign currency translation adjustment					(17)		(17)
Balance at March 31, 2025	7,786,679	$92	$18,400	$(27,997)	$(111)	$63,674	$54,058

*At March 31, 2025, approximately $7,115,000 was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
CASH PROVIDED BY (USED FOR):	2025	2024

OPERATING ACTIVITIES:
Net income	$1,906	$430
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	745	1,025
Stock-based compensation expense	473	160
Provision (benefit) for deferred income taxes	40	(84)
Equity in loss of affiliate company	516	239
Changes in operating assets and liabilities:
Accounts receivable, net	1,708	(653)
Other current assets	(198)	(222)
Other long-term assets	(453)	(41)
Accounts payable	548	567
Accrued payroll	(515)	(616)
Deferred revenue, current portion	(106)	(675)
Accrued expenses	98	196
Other current liabilities	(192)	305
Other long-term liabilities	66	–
Deferred revenue, net of current portion	(36)	(79)
Net cash provided by operating activities	4,600	552

INVESTING ACTIVITIES:
Purchase of marketable securities	(543)	(362)
Maturities of marketable securities	503	324
Purchases of property and equipment and capitalized internal-use software	(1,925)	(1,593)
Advances on notes receivable	–	(200)
Purchase of long-term investment	(84)	–
Proceeds from payments on notes receivable	53	50
Net cash used for investing activities	(1,996)	(1,781)

FINANCING ACTIVITIES:
Repurchases of common stock	–	(1,631)
Net cash used for financing activities	–	(1,631)

Effects of exchange rate changes on cash	(17)	(2)
Net increase (decrease) in cash	2,587	(2,862)
Cash at beginning of period	19,481	26,918
Cash at end of period	$22,068	$24,056
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$225	$262

The accompanying notes are an integral part of these Consolidated Financial Statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of March 31, 2025 and December 31, 2024 and for the three month periods ended March 31, 2025 and 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2024, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies in the first quarter of 2025, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three months ended March 31, 2025 and 2024:

Three months ended March 31, (in thousands)	2025	2024
License	$–	$–
Professional services	8,702	5,826
Processing and maintenance	6,343	6,152
Third party	1,643	1,098
Total	$16,688	$13,076

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three months ended March 31, 2025 and 2024 are as follows:

Three months ended March 31, (in thousands)	2025	2024
United States	$15,965	$12,553
Middle East	694	496
European Union	29	27
Total	$16,688	$13,076

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three month periods ended March 31, 2025 and 2024. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

	Three Months Ended March 31,
	2025	2024
Customer A	65%	59%

3.	NOTES RECEIVABLE

In 2023, we entered into and advanced $650,000 on a Promissory Note with a privately held technology company and program manager in the Financial Technology (FinTech) industry with a maturity date of December 2028 and an annual interest rate of 5.25 percent. In the first quarter of 2024, we entered into and advanced a $200,000 Promissory Note with a maturity date of December 2028 and an annual interest rate of 5.25 percent. The carrying value of the current portion of our notes receivable of $240,000 at March 31, 2025 is included in other current assets on the Consolidated Balance Sheets. The carrying value of the noncurrent portion of our note receivable of $299,000 at March 31, 2025 is included in other long-term assets on the Consolidated Balance Sheets.

4.	INVESTMENTS

As of March 31, 2025, we held a 24.5 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $3,007,000 at March 31, 2025, included in investments on the Consolidated Balance Sheets. We account for our investment using the equity method of accounting which resulted in losses of $516,000 and $239,000 for the three months ended March 31, 2025 and 2024, respectively, included in investment loss on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. The investee closed a funding round of $8.5 million in April 2025. CoreCard participated in the new investment and contributed an additional $300,000 in the fourth quarter of 2024 which diluted our ownership to 20.2 percent once the fundraising round was closed. The valuation for the fundraise is above our carrying value and therefore no impairment indicators are present as of March 31, 2025. While we have not recorded an impairment related to this investment as of March 31, 2025, variations from current expectations could result in future impairment charges. At March 31, 2025, the carrying value of this investment exceeded our share of the investee’s net assets by approximately $3.1 million. Substantially all of this difference is comprised of goodwill and other intangible assets.

As of March 31, 2025, we held a 12.5 percent ownership interest in a privately held company that provides supply chain and receivables financing with a carrying value of $182,000, recorded at cost and reduced by any impairments, included in investments on the Consolidated Balance Sheets. We also held a 3.4 percent ownership interest in a privately held technology company and program manager in the FinTech industry with a carrying value of $155,000, recorded at cost and reduced by any impairments, included in investments on the Consolidated Balance Sheets.

5.	STOCK-BASED COMPENSATION

At March 31, 2025, we had two stock-based compensation plans in effect. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. We recorded $473,000 and $160,000 of stock-based compensation expense during the quarters ended March 31, 2025 and 2024, respectively.

Stock Options

As of March 31, 2025, there was no unrecognized compensation cost related to stock options. There were no options exercised during the three months ended March 31, 2025 or 2024. No options were granted during the three months ended March 31, 2025 or 2024. The following table summarizes options as of March 31, 2025:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	2.0	$3.75	$194,490
$7.80			8,000	3.2	$7.80	$87,280
$19.99			30,000	3.8	$19.99	$–
$39.11			8,000	4.2	$39.11	$–
$3.50	-	$39.11	59,000	3.4	$17.35	$281,770

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2024 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2025. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

Restricted Stock Units

Restricted Stock Units, or RSUs, generally vest at the end of a three-year vesting period. A summary of the Company’s RSU activity was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2024	479,998	$12.59
Granted	–	–
Vested	–	–
Canceled and forfeited	(2,693)	12.81
Balance as of March 31, 2025	477,305	$12.58

Stock compensation expense was classified as follows for the three months ended March 31, 2025 and 2024:

Three months ended March 31, (in thousands)	2025	2024
General and administrative expense	$38	$160
Development expense	435	–
Total	$473	$160

As of March 31, 2025, unrecognized compensation costs related to unvested RSUs was $4.0 million, which we expect to recognize over a weighted-average period of 2.1 years.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

	March 31, 2025
(In thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$16,349	$	−	$	−	$16,349
Marketable securities
Corporate and municipal debt securities	5,575		−		−	5,575
Total assets	$21,924	$	−	$	−	$21,924

The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

There were no transfers of financial instruments between the fair value hierarchy levels during the three months ended March 31, 2025.

8.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	March 31, 2025
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Marketable securities
Corporate and municipal debt securities	$5,398	$178	$(1)	$5,575

The Company had one marketable security in an unrealized loss position as of March 31, 2025. The Company did not identify any marketable securities that were other-than-temporarily impaired as of March 31, 2025 and December 31, 2024. The Company does not intend to sell any marketable securities that have an unrealized loss at March 31, 2025, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery. We recognized investment income of $81,000 and $35,000 for the three months ended March 31, 2025 and 2024, respectively, included in investment loss on the Consolidated Statement of Operations.

The following table summarizes the stated maturities of the Company’s marketable securities:

	March 31, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,805	$1,875	$1,565	$1,630
Due after one year through five years	3,593	3,700	3,689	3,780
Total	$5,398	$5,575	$5,254	$5,410

9.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through April 2030 , one of which commenced on May 1, 2025 and therefore not included on the Consolidated Balance Sheet as of March 31, 2025. The future minimum lease payments for this lease are $3,058,000 over five years. The remaining operating leases are included in other long-term assets on the Company's March 31, 2025 and December 31, 2024 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligations on the Company's March 31, 2025 and December 31, 2024 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	March 31, 2025	December 31, 2024

Right-of-use asset, net and lease liabilities (in thousands)	$2,508	$2,747
Weighted average remaining lease term (years)	3.1	3.5
Weighted average discount rate	6.8%	6.6%

For the three months ended March 31, 2025 and 2024, cash paid for operating leases included in operating cash flows was $364,000 and $299,000, respectively.

Maturities of our operating lease liabilities as of March 31, 2025 is as follows:

Operating Leases
(In thousands)

2025	795
2026	1,042
2027	521
2028	440
2029	111
Total lease payments	2,909
Less imputed interest	(401)
Total operating lease liabilities	$2,508

Lease expense for the three months ended March 31, 2025 and 2024 consisted of the following:

	Three Months Ended
	March 31, 2025	March 31, 2024
(in thousands)
Cost of Revenue	$209	$176
General and Administrative	123	119
Development	32	4
Total	$364	$299

Retention Liability

On May 7, 2025, the Board of Directors approved a retention program for employees who, as of July 31, 2024, have been employees of the Company for more than five years. Under the program, we agreed to make a cash retention payment to each covered employee equal to the amount, if any, by which the employee’s 2024 base salary exceeds the value, measured as of close of trading on December 31, 2028, of the shares of restricted stock granted to such employee in 2024 and 2025 that are vested as of December 31, 2028. The maximum liability under this plan is approximately $14,325,000 and we expect to evaluate the liability and corresponding service cost on a quarterly basis. The program is further described in Part II, Item 5, of this Quarterly Report on Form 10-Q.

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

10.	SEGMENT INFORMATION

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

Three months ended March 31, (in thousands, except per share data):	2025	2024

Revenue	$16,688	$13,076
Less:
Cost of revenue	9,380	9,500
Marketing	136	114
General and administrative	1,794	1,427
Development	2,571	1,508
Operating Income	2,807	527
Operating Margin	16.8%	4.0%

Other income (expense)
Investment loss	(435)	(204)
Other income	137	256
Income before income taxes	2,509	579
Provision for income taxes	(603)	(149)
Net income	$1,906	$430

11.	INCOME TAXES

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

There were no unrecognized tax benefits at March 31, 2025 and December 31, 2024. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

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

For purposes of this discussion and analysis, we are assuming and relying upon the reader’s familiarity with the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Form 10- K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission.

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

We receive license revenue and professional services revenue, including such revenue from Goldman Sachs Group, Inc. (“Goldman”), which was added as a customer in 2018, referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 65% and 59% of our consolidated revenues in the first quarters of 2025 and 2024, respectively. On October 23, 2024, we executed an Omnibus Amendment with Goldman covering the following agreements between the Company and Goldman:

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

We continue to believe that we have a strong cash position, and we intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In May 2022, the Board of Directors of the Company (the “Board”) authorized a new $20 million share repurchase program, and we had approximately $7.1 million of authorized share repurchases remaining at March 31, 2025.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three-month period ended March 31, 2025 was $16,688,000, which represents a 28% percent increase over the first quarter of 2024.

●

Revenue from services was $16,688,000 in the first quarter of 2025 compared to $13,076,000 in the first quarter of 2024. Revenue for the first quarter of 2025 was higher compared to the first quarter of 2024 due to an increase in the number and value of professional services contracts completed during the first quarter of 2025, primarily related to higher professional services revenue from our largest customer, Goldman Sachs Group, Inc. We also experienced increased revenue from transaction processing services and software maintenance and support services in the first quarter of 2025 as compared to the first quarter of 2024 due to an increase in the number of customers and accounts on file, partially offset by the acceleration of approximately $500,000 of processing revenue from a customer that was acquired in 2023 and, as a result, formally terminated their contract in the first quarter of 2024.

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

●	Revenue from products, which is primarily software license fees, was $0 in both the three-month periods ended March 31, 2025 and 2024 as no new license tiers were achieved in either period.

Cost of Revenue – Total cost of revenue was 55 percent and 73 percent of total revenue in the three-month periods ended March 31, 2025 and 2024, respectively. The decrease in cost of revenue as a percentage of revenue is primarily driven by higher rates for professional services, primarily from the increased managed services revenue from Goldman, partially offset by higher low-margin third-party revenues. Total cost of revenue was $9,380,000 and $9,500,000 in the periods ended March 31, 2025 and 2024, respectively. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three-month period ended March 31, 2025, total operating expenses from consolidated operations were higher than in the corresponding period in 2024 primarily due to increased development and general and administrative expenses. Development expenses were higher in 2025 than in 2024 primarily due to higher bonus accruals and higher stock compensation expense in the current period. General and administrative expenses were higher in 2025 than in 2024, primarily due to higher bonus accruals in the current period. Marketing expenses increased 19% in 2025 as compared to 2024. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Loss – In the quarter ended March 31, 2025, we recorded $435,000 of investment losses compared to investment losses of $204,000 for the quarter ended March 31, 2024. The increased loss is due to higher losses on equity method investments. Our investments are discussed further in Note 4.

Other Income, net – In the quarter ended March 31, 2025, we recorded $137,000 in other income compared to $256,000 for the quarter ended March 31, 2024. The decrease results from lower interest income due to lower cash balances in the 2025 period as compared to the 2024 period.

Income Taxes – Our effective tax rate for the quarter ended March 31, 2025, was 24.0% compared to an effective tax rate of 25.7% for the quarter ended March 31, 2024.

Liquidity and Capital Resources

Our cash and cash equivalents balance at March 31, 2025 was $22,068,000 compared to $19,481,000 at December 31, 2024. During the quarter ended March 31, 2025, cash provided by operations was $4,600,000 compared to cash provided by operations of $552,000 for the quarter ended March 31, 2024. The increase in cash provided by operations is primarily due to lower accounts receivable and higher net income.

During the quarter ended March 31, 2025, we invested $543,000 in publicly traded multi sector corporate and municipal debt securities, offset by related maturities of $503,000, which is described in more detail in Note 8 to the Consolidated Financial Statements.

During the quarter ended March 31, 2025, we used $1,925,000 of cash, compared to $1,593,000 of cash during quarter ended March 31, 2024, to acquire computer equipment and related software and for personnel and contractor development costs for the development of a new processing platform and to enhance our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3 and 4 to the Consolidated Financial Statements, although there can be no assurance that appropriate opportunities will arise. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We made no share repurchases for the three months ended March 31, 2025, and made share repurchases of $1.6 million for the three months ended March 31, 2024. We had approximately $7.1 million of authorized share repurchases remaining as of March 31, 2025.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. During the three-month period ended March 31, 2025, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 65% of our consolidated revenues for the three months ended March 31, 2025. In the event of material failures to meet contract obligations related to the services provided, there is a risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them. Goldman Sachs Group, Inc. recently announced the transition of its General Motors co-branded credit card to a new issuer, with an expected close in 2025, which could make it more likely that they exit the credit card business. The General Motors program was added to their portfolio in the first quarter of 2022.

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

●

Other general economic and political conditions, including heightened or uncertain tariffs, changes in trade policies and the results thereof, could cause customers to reduce spending, or delay or cancel payments or purchases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program, which was publicly announced in November 2018, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We have approximately $7.1 million of authorized share repurchases remaining at March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Retention Liability Program

On May 7, 2025, our Board of Directors approved a retention program for employees who, as of July 31, 2024, have been employees of the Company for more than five years, which includes our President and Chief Executive Officer, and our Chief Financial Officer and Corporate Secretary. Under the program, we agreed to make a cash retention payment to each covered employee equal to the amount, if any, by which the employee’s 2024 base salary exceeds the value, measured as of close of trading on December 31, 2028, of the shares of restricted stock granted to such employee in 2024 and 2025 that are vested as of December 31, 2028. Employees must remain actively and continuously employed, in good standing, through December 31, 2028, and the program may be cancelled in connection with an acquisition of the Company by a buyer with a market capitalization in excess of $1 billion if the restricted stock granted to the covered employees in 2024 and 2025 vests within 30 days after closing. We expect to evaluate the liability and corresponding service cost associated with the program on a quarterly basis. The program is not evidenced by a formal written plan document or formal written agreements with the covered employees.

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

CORECARD CORPORATION
Registrant

Date: May 8, 2025	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: May 8, 2025	By:	/S/ Matthew A. White
Matthew A. White Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculations

101.DEF**	Inline XBRL Taxonomy Extension Definitions

101.LAB**	Inline XBRL Taxonomy Extension Labels

101.PRE**	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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