Form 10-Q
period 2025-06-30
CoreCard Corp
filed 2025-08-14
CIK 320340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 OR

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

As of July 31, 2025, 7,792,382 shares of Common Stock of the registrant were outstanding.

CoreCard Corporation

Index

Form 10-Q

Part I          FINANCIAL INFORMATION

Item 1. Financial Statements

CoreCard Corporation

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

As of	June 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,621	$19,481
Marketable securities	5,642	5,410
Accounts receivable, net	6,767	10,235
Other current assets	6,807	5,048
Total current assets	45,837	40,174
Investments	3,179	3,776
Property and equipment, at cost less accumulated depreciation	13,833	12,282
Other long-term assets	8,079	6,106
Total assets	$70,928	$62,338
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,710	$823
Deferred revenue, current portion	2,084	2,033
Accrued payroll	4,192	2,856
Accrued expenses	462	723
Other current liabilities	2,227	2,017
Total current liabilities	10,675	8,452
Noncurrent liabilities:
Deferred revenue, net of current portion	109	118
Long-term lease obligation	3,407	1,816
Other long-term liabilities	421	255
Total noncurrent liabilities	3,937	2,189
Total Liabilities	14,612	10,641
Commitments and Contingencies (See Note 9)
Stockholders’ equity:
Common stock, $0.01 par value: Authorized shares - 20,000,000; Issued shares – 9,032,643 and 9,026,940 at June 30, 2025 and December 31, 2024, respectively; Outstanding shares – 7,792,382 and 7,786,679 at June 30, 2025 and December 31, 2024, respectively	92	91
Additional paid-in capital	19,022	17,928
Treasury stock, 1,240,261 shares at June 30, 2025 and December 31, 2024, at cost	(27,997)	(27,997)
Accumulated other comprehensive loss	(459)	(93)
Accumulated earnings	65,658	61,768
Total stockholders’ equity	56,316	51,697
Total liabilities and stockholders’ equity	$70,928	$62,338

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Services	$17,594	$13,797	$34,282	$26,873
Products	−	−	−	−
Total net revenue	17,594	13,797	34,282	26,873
Cost of revenue
Services	9,637	9,090	19,017	18,590
Products	−	−	−	−
Total cost of revenue	9,637	9,090	19,017	18,590
Expenses
Marketing	70	116	206	230
General and administrative	2,036	1,490	3,830	2,917
Development	3,188	1,952	5,759	3,460
Income from operations	2,663	1,149	5,470	1,676
Investment loss	(145)	(199)	(580)	(438)
Other income, net	169	235	306	526
Income before income taxes	2,687	1,185	5,196	1,764
Income taxes	703	289	1,306	438
Net income	$1,984	$896	$3,890	$1,326
Earnings per share:
Basic	$0.25	$0.11	$0.50	$0.16
Diluted	$0.24	$0.11	$0.48	$0.16
Basic weighted average common shares outstanding	7,790,481	8,084,335	7,788,580	8,160,235
Diluted weighted average common shares outstanding	8,116,928	8,143,247	8,107,181	8,207,004

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,984	$896	$3,890	$1,326
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	52	17	51	22
Foreign currency translation adjustments	(400)	(48)	(417)	(50)
Total comprehensive income	$1,636	$865	$3,524	$1,298

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings	Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	8,295,408	$90	$16,621	$(20,359	$32	$56,320	$52,704
Common stock repurchased, including excise tax*	(134,650)			(1,647)			(1,647)
Net income						430	430
Stock compensation expense			160				160
Unrealized gain (loss) on marketable securities					5		5
Foreign currency translation adjustment					(2)		(2)
Balance at March 31, 2024	8,160,758	$90	$16,781	$(22,006)	$35	$56,750	$51,650
Common stock repurchased, including excise tax*	(147,040)			(2,091)			(2,091)
Net income						896	896
Stock compensation expense	10,800	1	424				425
Unrealized gain (loss) on marketable securities					17		17
Foreign currency translation adjustment					(48)		(48)
Balance at June 30, 2024	8,024,518	$91	$17,205	$(24,097)	$4	$57,646	$50,849

Balance at December 31, 2024	7,786,679	$91	$17,928	$(27,997)	$(93)	$61,768	$51,697
Net income						1,906	1,906
Stock compensation expense		1	472				473
Unrealized gain (loss) on marketable securities					(1)		(1)
Foreign currency translation adjustment					(17)		(17)
Balance at March 31, 2025	7,786,679	$92	$18,400	$(27,997)	$(111)	$63,674	$54,058
Net income						1,984	1,984
Stock compensation expense	5,703	−	622				622
Unrealized gain (loss) on marketable securities					52		52
Foreign currency translation adjustment					(400)		(400)
Balance at June 30, 2025	7,792,382	$92	$19,022	$(27,997)	$(459)	$65,658	$56,316

*At June 30, 2025, approximately $7.1 million was authorized for future repurchases of our common stock.

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
CASH PROVIDED BY (USED FOR):	2025	2024

OPERATING ACTIVITIES:
Net income	$3,890	$1,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,595	1,927
Stock-based compensation expense	1,145	585
Deferred income taxes	(41)	(159)
Equity in loss of affiliate company	681	438
Changes in operating assets and liabilities:
Accounts receivable, net	3,468	439
Other current assets	(1,827)	(933)
Other long-term assets	(126)	210
Accounts payable	846	(104)
Accrued payroll	1,336	(22)
Deferred revenue, current portion	51	(738)
Accrued expenses	(261)	20
Other current liabilities	(148)	(588)
Deferred revenue, net of current portion	(9)	(60)
Other long-term liabilities	116	−
Net cash provided by operating activities	10,716	2,341

INVESTING ACTIVITIES:
Purchases of property and equipment and capitalized internal-use software	(3,105)	(2,753)
Proceeds from payments on notes receivable	106	100
Advances on notes receivable	−	(200)
Purchase of long-term investment	(84)	−
Purchases of marketable securities	(945)	(1,089)
Maturities of marketable securities	869	1,023
Net cash used for investing activities	(3,159)	(2,919)

FINANCING ACTIVITIES:
Repurchases of common stock	−	(3,701)
Net cash used for financing activities	−	(3,701)
Effects of exchange rate changes on cash	(417)	(50)
Net increase (decrease) in cash	7,140	(4,329)
Cash at beginning of period	19,481	26,918
Cash at end of period	$26,621	$22,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,808	$1,086
Purchases of property and equipment and capitalized internal-use software, accrued but not paid	$123	$162

The accompanying notes are an integral part of these consolidated financial statements.

CoreCard Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Throughout this report, the terms “we”, “us”, “ours”, “CoreCard” and “Company” refer to CoreCard Corporation, including its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of CoreCard management, these Consolidated Financial Statements contain all adjustments (which comprise only normal and recurring accruals) necessary to present fairly the financial position and results of operations as of and for the three and six month periods ended June 30, 2025 and 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our Consolidated Financial Statements and notes thereto for the fiscal year ended December 31, 2024, as filed in our Annual Report on Form 10-K.

There have been no material changes in the Company’s significant accounting policies during the first half of 2025 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

2.	REVENUE

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025		2024	2025		2024
License	$	−	$-	$	−	$-
Professional services		9,381	6,973		18,083	12,799
Processing and maintenance		6,564	5,694		12,906	11,846
Third party		1,649	1,130		3,293	2,228
Total		$17,594	$13,797		$34,282	$26,873

Foreign revenues are based on the location of the customer. Revenues from customers by geographic areas for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
United States	$16,778	$13,204	$32,743	$25,757
Middle East	788	565	1,482	1,061
European Union	28	28	57	55
Total	$17,594	$13,797	$34,282	$26,873

Concentration of Revenue

The following table indicates the percentage of consolidated revenue represented by each customer that represented more than 10 percent of consolidated revenue in the three and six month periods ended June 30, 2025 and 2024. Most of our customers have multi-year contracts with recurring revenue as well as professional services fees that vary by period depending on their business needs.

Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	62%	63%	63%	61%

3.	NOTES RECEIVABLE

In 2023, we entered into and advanced $650,000 on a Promissory Note with a maturity date of December 2028 and an annual interest rate of 5.25 percent. In the first quarter of 2024, we entered into and advanced a $200,000 Promissory Note with a maturity date of December 2028 and an annual interest rate of 5.25 percent. The carrying value of the current portion of our notes receivable of $240,000 at June 30, 2025 is included in other current assets on the Consolidated Balance Sheets. The carrying value of the noncurrent portion of our note receivable of $246,000 as of June 30, 2025 is included in other long-term assets on the Consolidated Balance Sheets.

4.	INVESTMENTS

As of June 30, 2025, we held a 20.2 percent ownership interest in a privately held identity and professional services company with ties to the FinTech industry. The carrying value of our investment was $2,842,000 at June 30, 2025, included in investments on the Consolidated Balance Sheets. We account for our investment using the equity method of accounting which resulted in losses of $165,000 and $681,000 for the three and six months ended June 30, 2025, respectively, and losses of $199,000 and $438,000 for the three and six months ended June 30, 2024, respectively, included in investment loss on the Consolidated Statement of Operations. We evaluate on a continuing basis whether any impairment indicators are present that would require additional analysis or write-downs of the investment. The investee closed a funding round of $8.5 million in April 2025. CoreCard participated in the new investment and contributed an additional $300,000 in the fourth quarter of 2024 which diluted our ownership to 20.2 percent once the fundraising round was closed. The valuation for the fundraise is above our carrying value and therefore no impairment indicators are present as of June 30, 2025. While we have not recorded an impairment related to this investment as of June 30, 2025, variations from current expectations could result in future impairment charges. At June 30, 2025, the carrying value of this investment exceeded our share of the investee’s net assets by approximately $1.6 million. Substantially all of this difference is comprised of goodwill and other intangible assets.

As of June 30, 2025, we held a 12.5 percent ownership interest in a privately held company that provides supply chain and receivables financing with a carrying value of $182,000, recorded at cost and reduced by any impairments, included in investments on the Consolidated Balance Sheets. We also held a 3.4 percent ownership interest in a privately held technology company and program manager in the FinTech industry with a carrying value of $155,000, recorded at cost and reduced by any impairments, included in investments on the Consolidated Balance Sheets.

5.	STOCK-BASED COMPENSATION

At June 30, 2025, we had two stock-based compensation plans in effect. In May 2025, shareholders approved the 2025 Employee Stock Incentive Plan (the “2025 Plan”), which authorizes the issuance of 750,000 shares of common stock to employees. We record compensation cost related to unvested stock awards by recognizing the unamortized grant date fair value on a straight-line basis over the vesting periods of each award. We have estimated forfeiture rates based on our historical experience. We recorded $672,000 and $1,145,000 of stock-based compensation expense during the three and six months ended June 30, 2025, respectively. We recorded $425,000 and $585,000 of stock-based compensation expense during the three and six months ended June 30, 2024, respectively.

During the quarter ended June 30, 2025, an aggregate of 5,703 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Non-Employee Directors’ Stock Incentive Plan (the “2020 Plan”), approved by the shareholders in August 2020. Pursuant to the terms of the 2020 Plan, the shares were granted at fair market value on the date of the 2025 Annual Meeting of Shareholders and vested upon issuance. During the quarter ended June 30, 2024, an aggregate of 10,800 shares totaling $150,000 were granted to the three independent members of our board of directors pursuant to the 2020 Plan at fair market value on the date of the 2024 Annual Meeting of Shareholders and vested upon issuance.

Stock Options

As of June 30, 2025, there was no unrecognized compensation cost related to stock options. There were no options exercised during the three and six months ended June 30, 2025 or 2024. No options expired unexercised during the quarter. The following table summarizes options as of June 30, 2025:

Options Outstanding and Exercisable:
Range of Exercise Price			Number Outstanding	Wgt. Avg. Contractual Life Remaining (in years)	Wgt. Avg. Exercise Price	Aggregate Intrinsic Value
$3.50	-	$3.86	13,000	1.7	$3.75	$327,870
	$7.80		8,000	2.9	$7.80	$169,360
	$19.99		30,000	3.6	$19.99	$269,400
	$39.11		8,000	3.9	$39.11	$--
$3.50	-	$39.11	59,000	3.1	$17.35	$766,630

The estimated fair value of options granted is calculated using the Black-Scholes option pricing model with assumptions as previously disclosed in our 2024 Form 10-K.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. The amount of aggregate intrinsic value will change based on the market value of the Company’s stock.

Restricted Stock Units

Restricted Stock Units, or RSUs, generally vest at the end of a three-year vesting period. A summary of the Company’s RSU activity was as follows:

	Number of Restricted Stock Units	Weighted-average grant date fair value per share
Balance as of December 31, 2024	479,998	$12.59
Granted	--	--
Vested	--	--
Canceled and forfeited	(2,925)	12.82
Balance as of June 30, 2025	477,073	$12.58

Stock compensation expense was classified as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative expense	$187	$170	$225	$330
Development expense	435	255	870	255
Total	$622	$425	$1,095	$585

As of June 30, 2025, unrecognized compensation costs related to unvested RSUs was $3.6 million, which we expect to recognize over a weighted-average period of 1.9 years.

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

The following tables present the fair value hierarchy for assets and liabilities measured at fair value:

(In thousands)	Level 1	Level 2		Level 3		Total Fair Value
Cash equivalents
Money market accounts	$19,989	$	−	$	−	$19,989
Marketable securities
Corporate, municipal debt and treasury securities	5,642		−		−	5,642
Total assets	$25,631	$	−	$	−	$25,631

The Company classifies money market funds, commercial paper, U.S. government securities, asset-backed securities and corporate securities within Level 1 or Level 2 of the fair value hierarchy because the Company values these investments using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

There were no transfers of financial instruments between the fair value hierarchy levels during the six months ended June 30, 2025 or 2024.

8.	MARKETABLE SECURITIES

The amortized cost, unrealized gain (loss), and estimated fair value of the Company's investments in securities available for sale consisted of the following:

	June 30, 2025
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss		Estimated Fair Value
Marketable securities
Corporate, municipal debt and treasury securities	$5,435	$207	$	−	$5,642

The Company had no marketable securities in an unrealized loss position as of June 30, 2025. The Company did not identify any marketable securities that were other-than-temporarily impaired as of June 30, 2025 and 2024. The Company does not intend to sell any marketable securities that have an unrealized loss as of June 30, 2025, and it is not more likely than not that the Company will be required to sell such securities before any anticipated recovery or maturity of such security. We recognized investment income of $20,000 and $35,000 for the three months ended June 30, 2025 and 2024, respectively, and $$101,000 and $74,000 for the six months ended June 30, 2025 and 2024, respectively, included in investment loss on the Consolidated Statement of Operations.

The following table summarizes the stated maturities of the Company’s marketable securities:

	June 30, 2025		December 31, 2024
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$1,911	$2,013	$1,565	$1,630
Due after one year through four years	3,524	3,629	3,689	3,780
Total	$5,435	$5,642	$5,254	$5,410

9.	COMMITMENTS AND CONTINGENCIES

Leases

We have noncancelable operating leases for offices and data centers expiring at various dates through April 2030. These operating leases are included in other long-term assets on the Company's June 30, 2025 and December 31, 2024 Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in other current liabilities and long-term lease obligation on the Company's June 30, 2025 and December 31, 2024 Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.

Supplemental Information–Leases

Supplemental information related to our right-of-use assets and related lease liabilities is as follows:

	June 30, 2025	December 31, 2024

Right-of-use asset, net and lease liabilities (in thousands)	$4,738	$2,747
Weighted average remaining lease term (years)	3.9	3.5
Weighted average discount rate	7.2%	6.6%

For the six months ended June 30, 2025 and 2024, cash paid for operating leases included in operating cash flows was $718,000 and $659,000, respectively. During the second quarter of 2025, we recorded a right-of-use asset and corresponding lease liability of $2,473,000.

Maturities of our operating lease liabilities as of June 30, 2025 is as follows:

Operating Leases
(in thousands)

2025	796
2026	1,625
2027	1,123
2028	1,067
2029	763
Thereafter	220
Total lease payments	5,594
Less imputed interest	(856)
Total lease liabilities	4,738

Lease expense for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of Revenue	$195	$209	$404	$385
General and Administrative	126	121	250	238
Development	32	32	64	36
Total	$353	$362	$718	$659

Retention Liability

On May 7, 2025, the Board of Directors approved a retention program for employees who, as of July 31, 2024, have been employees of the Company for more than five years, which includes our President and Chief Executive Officer, and our Chief Financial Officer and Corporate Secretary. Under the program, we agreed to make a cash retention payment to each covered employee equal to the amount, if any, by which the employee’s 2024 base salary exceeds the value, measured as of close of trading on December 31, 2028, of the shares of restricted stock granted to such employee in 2024 and 2025 that are vested as of December 31, 2028. Employees must remain actively and continuously employed, in good standing, through December 31, 2028, and the program may be cancelled in connection with an acquisition of the Company by a buyer with a market capitalization in excess of $1 billion if the restricted stock granted to the covered employees in 2024 and 2025 vests within 30 days after closing. We expect to evaluate the liability and corresponding service cost associated with the program on a quarterly basis. The program is not evidenced by a formal written plan document or formal written agreements with the covered employees.. The maximum liability under this plan is approximately $13,151,000, and we expect to record the fair value of the remaining liability to stock compensation expense over the service period based on the closing stock price each quarter. We recorded a liability of $50,000, included in other long-term liabilities on the Consolidated Balance Sheets and corresponding stock-based compensation expense included in general and administrative expenses on the Consolidated Statements of Operations for the second quarter of 2025 with respect to this program.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data):	2025	2024	2025	2024

Revenue	$17,594	$13,797	$34,282	$26,873
Less:
Cost of revenue	9,637	9,090	19,017	18,590
Marketing	70	116	206	230
General and administrative	2,036	1,490	3,830	2,917
Development	3,188	1,952	5,759	3,460
Operating Income	2,663	1,149	5,470	1,676
Operating Margin	15.1%	8.3%	16.0%	6.2%

Other income (expense)
Investment loss	(145)	(199)	(580)	(438)
Other income	169	235	306	526
Income before income taxes	2,687	1,185	5,196	1,764
Provision for income taxes	(703)	(289)	(1,306)	(438)
Net income	$1,984	$896	$3,890	$1,326

11.	INCOME TAXES

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

There were no unrecognized tax benefits at June 30, 2025 and December 31, 2024. Our policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the periods presented. We have determined we have no uncertain tax positions.

We file a consolidated U.S. federal income tax return for all subsidiaries in which our ownership equals or exceeds 80%, as well as individual subsidiary returns in various states and foreign jurisdictions. With few exceptions we are no longer subject to U.S. federal, state and local or foreign income tax examinations by taxing authorities for returns filed more than three years ago.

12.	SUBSEQUENT EVENTS

Proposed Merger with Euronet Worldwide Inc.

On July 30, 2025, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Euronet Worldwide, Inc., a Delaware corporation (“Euronet”), and Genesis Merger Sub Inc., a Georgia corporation and wholly owned subsidiary of Euronet (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein and in accordance with the Georgia Business Corporation Code, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and continuing as a wholly owned subsidiary of Euronet. The respective boards of directors of the Company and Euronet have approved the Merger Agreement, and the board of directors of the Company has recommended that the Company’s shareholders adopt the Merger Agreement.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) (other than such shares owned by the Company, Euronet or Merger Sub or owned by any wholly owned subsidiary of Euronet (other than Merger Sub) or of the Company will be converted into the right to receive: (i) a number of shares of Euronet’s common stock, par value $0.02 per share (the “Euronet Common Stock”), equal to the Exchange Ratio (as defined below) and (ii) any cash payable in lieu of fractional shares, without interest and subject to any applicable withholding taxes (collectively, the “Per Share Merger Consideration”). Under the terms of the Merger Agreement, the “Exchange Ratio” means:

●

if the volume weighted average price per share of Euronet Common Stock on Nasdaq for the fifteen consecutive trading days ending on, and including, the second full trading day prior to the Effective Time (the “Euronet Stock Price”) is equal to or less than $95.4798, then 0.3142;

●	if the Euronet Stock Price is greater than $95.4798 but less than $107.7997, then the quotient obtained by dividing $30.00 by the Parent Stock Price, rounded to four decimal places; or

●	if the Euronet Stock Price is greater than or equal to $107.7997, then 0.2783.

The proposed transaction values the Company at approximately $248 million, or $30 per share of Company Common Stock. The parties have until January 30, 2026, plus two automatic three-month extensions, to close the transaction. Termination of the merger agreement by the Company requires a termination fee payment to Euronet of $7.5 million.

If the Merger is consummated, the Company Common Stock will be delisted from The New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Following the closing of the Merger, the Euronet Common Stock will continue to be listed on the NASDAQ Global Select Market (“Nasdaq”) under the ticker symbol “EEFT.”

Changes in Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA permanently extends certain expiring provisions from the Tax Cuts and Jobs Act of 2017, including accelerated tax recovery for certain capital investments and research and development expenditures and the business interest expense limitation. Additionally, the OBBBA includes changes to the taxation of foreign income for U.S.-domiciled businesses. While we are currently evaluating the impact that the OBBBA may have on the Company and our consolidated financial statements, we do anticipate a decrease in our current year cash tax liability as a result of the OBBBA.

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

We receive license revenue and professional services revenue, including such revenue from Goldman Sachs Group, Inc. (“Goldman”), which was added as a customer in 2018 and is referred to as “Customer A” in the Notes to Consolidated Financial Statements. In total, this customer represented 63% and 61% of our consolidated revenues in the first six months of 2025 and 2024, respectively. On October 23, 2024, we executed an Omnibus Amendment with Goldman covering the following agreements between the Company and Goldman:

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

Goldman recently announced the transition of its General Motors co-branded credit card to a new issuer, which is processed under our agreement with Goldman, with an expected close in 2025. Sale of the loans by Goldman will not affect the maintenance revenue that we receive under the agreement, which is set based on the most recently achieved license tier. However, the removal of active accounts following a sale of the loans will proportionately increase the number of accounts that will need to be added to earn the license fees attributable to the next license tier under the agreement. Additionally, selling one of their two portfolios, combined with their narrowed focus on consumer-related activities, could make it more likely that Goldman will exit the credit card business. In addition, Apple Inc. could decide to replace Goldman with a new credit card partner in the future with respect to its Apple Card portfolio.

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

We continue to believe that we have a strong cash position, and we intend to use cash balances to support the domestic and international operations associated with our CoreCard business and to expand our operations in the FinTech industry through financing the growth of CoreCard and, if appropriate opportunities become available, through acquisitions of businesses in this industry. In May 2022, the Board of Directors of the Company (the “Board”) authorized a new $20 million share repurchase program, and we had approximately $7.1 million of authorized share repurchases remaining as of June 30, 2025.

Proposed Merger with Euronet Worldwide Inc.

On July 30, 2025, CoreCard Corporation, a Georgia corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Euronet Worldwide, Inc., a Delaware corporation (“Euronet”), and Genesis Merger Sub Inc., a Georgia corporation and wholly owned subsidiary of Euronet (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions therein and in accordance with the Georgia Business Corporation Code, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger and continuing as a wholly owned subsidiary of Euronet. The respective boards of directors of the Company and Euronet have approved the Merger Agreement, and the board of directors of the Company has recommended that the Company’s shareholders adopt the Merger Agreement.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) (other than such shares owned by the Company, Euronet or Merger Sub or owned by any wholly owned subsidiary of Euronet (other than Merger Sub) or of the Company will be converted into the right to receive: (i) a number of shares of Euronet’s common stock, par value $0.02 per share (the “Euronet Common Stock”), equal to the Exchange Ratio (as defined below) and (ii) any cash payable in lieu of fractional shares, without interest and subject to any applicable withholding taxes (collectively, the “Per Share Merger Consideration”). Under the terms of the Merger Agreement, the “Exchange Ratio” means:

●

if the volume weighted average price per share of Euronet Common Stock on Nasdaq for the fifteen consecutive trading days ending on, and including, the second full trading day prior to the Effective Time (the “Euronet Stock Price”) is equal to or less than $95.4798, then 0.3142;

●	if the Euronet Stock Price is greater than $95.4798 but less than $107.7997, then the quotient obtained by dividing $30.00 by the Euronet Stock Price, rounded to four decimal places; or

●	if the Euronet Stock Price is greater than or equal to $107.7997, then 0.2783.

The proposed transaction values the Company at approximately $248 million, or $30 per share of Company Common Stock.

As a result of the Merger Agreement, (i) each outstanding and unvested Company restricted stock unit (“RSU”) award will become vested and will automatically be converted into the right to receive the Per Share Merger Consideration in respect of each share of Company Common Stock subject to such Company RSU, and (ii) each Company stock option that is outstanding and unexercised immediately prior to the Effective Time will become fully vested and exercisable, and will be automatically terminated, and will be converted into the right to receive an amount in cash in respect of each share subject thereto equal to the excess of (x) the product of the Exchange Ratio multiplied by the Euronet Stock Price over (y) the per share exercise price.

If the Merger is consummated, the Company Common Stock will be delisted from The New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Following the closing of the Merger, the Euronet Common Stock will continue to be listed on the NASDAQ Global Select Market (“Nasdaq”) under the ticker symbol “EEFT.”

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants requiring (i) each of the Company and Euronet to conduct its respective businesses in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the Effective Time, (ii) each of the Company and Euronet to use reasonable best efforts to obtain required government approvals, subject to certain exceptions, and (iii) the preparation and filing of a registration statement on Form S-4 containing a proxy statement/prospectus with the U.S. Securities and Exchange Commission (“SEC”) in connection with the Merger. The Merger Agreement also includes covenants requiring the Company (x) not to solicit, or enter into discussions with third parties relating to, alternative business combination transactions during the period between the execution of the Merger Agreement and the Effective Time, subject to certain exceptions, and (y) to call and hold a special meeting of the Company’s shareholders to approve the Merger and, subject to certain customary “fiduciary out” exceptions, not to withdraw, change, amend, modify or qualify in a manner adverse to Euronet the recommendation of the Company’s board of directors that the Company’s shareholders vote to adopt the Merger Agreement and the Merger.

The consummation of the Merger is subject to certain closing conditions set forth in the Merger Agreement, including: (i) adoption of the Merger Agreement by the Company’s shareholders (the “Company Shareholder Approval”), (ii) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of certain orders or laws preventing consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Euronet with the SEC in connection with the Merger and (v) the authorization for listing on Nasdaq of the shares of Euronet Common Stock to be issued in connection with the Merger. The obligation of each party to consummate the Merger is also subject to other customary closing conditions, including, among others, (a) the absence of a material adverse effect with respect to the other party, (b) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (c) compliance in all material respects with the other party’s obligations under the Merger Agreement and (d) the receipt of a tax opinion from their respective counsel to the effect that the Merger will qualify for federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement contains certain termination rights, including (1) the right of either party to terminate the Merger Agreement if (a) the parties mutually consent to terminate in writing, (b) there has been a breach of any representation, warranty, covenant or agreement made by the other party in the Merger Agreement such that a closing condition would not be satisfied (subject to cure rights), (c) the Merger does not occur by January 30, 2026 (which date will be automatically extended by up to two three-month periods to July 30, 2026 if the only then-outstanding closing conditions relate to clearance under the HSR Act or other applicable antitrust laws) (such date, as may be extended, the “Outside Date”), (d) there is a final, non-appealable order, injunction, decree or ruling permanently restraining, enjoining or otherwise prohibiting the consummation of the Merger; or (e) the Company is unable to obtain the Company Shareholder Approval; (2) the right of Euronet to terminate the Merger Agreement if, prior to the Company Shareholder Approval, the Company’s board of directors changes its recommendation in favor of the Merger; and (3) the right of the Company to terminate the Merger Agreement, prior to receiving the Company Shareholder Approval, in order to enter into a definitive agreement for a superior proposal (so long as the Company complies in all material respects with the non-solicitation provisions in the Merger Agreement).

The Merger Agreement provides that the Company must pay Euronet a termination fee equal to $7.5 million if the Merger Agreement is terminated in certain circumstances, including (i) in the circumstances described in clauses (2) and (3) in the preceding paragraph; (ii) if either party terminates the Merger Agreement due to the failure to obtain the Company Shareholder Approval, an acquisition proposal is made public and not publicly withdrawn at least two business days prior to the Company’s shareholders’ meeting and within 12 months of such termination, an acquisition proposal is consummated or a definitive agreement is entered into with respect to an acquisition proposal; or (iii) if (a) prior to the termination of the Merger Agreement, an acquisition proposal is made to the Company or becomes publicly disclosed and is not withdrawn prior to such termination, (b) either party terminates the Merger Agreement because the Outside Date has been reached or Euronet terminates the Merger Agreement due to the Company’s breach of one or more covenants of the Merger Agreement after the receipt of such acquisition proposal and (c) within 12 months of such termination, an acquisition proposal is consummated or a definitive agreement is entered into with respect to an acquisition proposal.

Subject to satisfaction of the closing conditions in the Merger Agreement, the closing of the Merger is expected to occur in the fourth quarter of 2025.

Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this quarterly report.

Revenue – Total revenue in the three and six month periods ended June 30, 2025 was $17,594,000 and $34,282,000, respectively, which represents increases of 28 percent compared to the respective periods in 2024.

●

Revenue from services was $17,594,000 and $34,282,000 in the three and six month periods ended June 30, 2025, respectively, which represents increases of 28 percent compared to the respective periods in 2024. Revenue in the second quarter and first six months of 2025 was higher due to an increase in the number and value of professional services contracts completed during 2025, primarily related to higher professional services revenue from our largest customer, Goldman Sachs Group, Inc. We also experienced increased revenue from transaction processing services and software maintenance and support services in the second quarter of 2025 as compared to the second quarter of 2024 due to an increase in the number of customers and accounts on file. The increased revenue from transaction processing services and software maintenance and support services in the first six months of 2025, was partially offset by the acceleration of approximately $500,000 of processing revenue from a customer that was acquired in 2023 and, as a result, formally terminated their contract in the first quarter of 2024. We expect that processing services will continue to grow as our customer base increases; however, the time required to implement new customer programs could be delayed due to third party integration and approval processes. It is difficult to predict with accuracy the number and value of professional services contracts that our customers will require in a given period. Customers typically request our professional services to modify or enhance their CoreCard software implementation based on their specific business strategy and operational requirements, which vary from customer to customer and period to period.

●

Revenue from products, which is primarily software license fees, was $0 in the three and six month periods ended June 30, 2025 and 2024, respectively. No new license tiers were achieved in 2025 or the first six months of 2024.

Cost of Revenue – Total cost of revenue was 55 percent of total revenue in the three and six month periods ended June 30, 2025, respectively, compared to 66 percent and 69 percent in the corresponding periods of 2024. The decrease in cost of revenue as a percentage of revenue is primarily driven by higher rates for professional services, primarily from the increased managed services revenue from Goldman, partially offset by higher low-margin third-party revenues. Cost of revenue includes costs to provide annual maintenance and support services to our installed base of licensed customers, costs to provide professional services, and costs to provide our financial transaction processing services. The cost and gross margins on such revenues can vary considerably from period to period depending on the customer mix, customer requirements and project complexity as well as the mix of our U.S. and offshore employees working on the various aspects of services provided. In addition, we continue to devote the resources necessary to support our growing processing business, including direct costs for regulatory compliance, infrastructure, network certifications, and customer support. Investments in our infrastructure are in anticipation of adding customers in future periods. As such, we will not experience economies of scale unless we add additional customers, as anticipated. This may be subject to change in the future if new regulations or processing standards are implemented causing us to incur additional costs to comply.

Operating Expenses – In the three and six month periods ended June 30, 2025, total operating expenses from consolidated operations increased 49 percent and 48 percent compared to the corresponding periods in 2024, respectively. Development expenses were 63 percent and 66 percent higher in the three and six month periods in 2025, respectively, as compared to the same periods in 2024, primarily due to higher bonus accruals in the 2025 periods. General and administrative expenses were 37 percent and 31 percent higher in the three and six month periods ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to higher bonus accruals in the 2025 periods. Marketing expenses decreased 40 percent and 10 percent for the three and six month periods in 2025, respectively, as compared to the same periods in 2024. Our client base continues to increase with minimal marketing efforts as we continue to have prospects contact us via online searches; however, we will continue to re-evaluate our marketing expenditures as needed to competitively position the Processing Services business.

Investment Loss – In the three and six months ended June 30, 2025, we recorded $145,000 and $580,000 of investment losses, respectively, compared to investment losses of $199,000 and $438,000 for the three and six months ended June 30, 2024, respectively. The investment loss primarily relates to our equity method investment in a privately held identity and professional services company with ties to the FinTech industry (see Note 4). The privately held company has incurred losses as they invest in future growth.

Other Income, net – In the three and six months ended June 30, 2025, we recorded income of $169,000 and $306,000, respectively, compared to income of $235,000 and $526,000 for the comparable 2024 periods.

Income Taxes – Our effective tax rates for the three and six months ended June 30, 2025 were 26.2 percent and 25.1 percent compared to effective tax rates of 24.4 and 24.8 percent for the respective periods in 2024.

Liquidity and Capital Resources

Our cash and cash equivalents balance at June 30, 2025, was $26,621,000 compared to $19,481,000 at December 31, 2024. During the six months ended June 30, 2025, cash provided by operations was $10,716,000 compared to cash provided by operations of $2,341,000 for the six months ended June 30, 2024. The increase in cash provided by operations is primarily due to lower accounts receivable, higher net income, higher accounts payable and accrued payroll, partially offset by higher other current assets and lower depreciation expense.

During the six months ended June 30, 2025, we invested $945,000 in publicly traded multi sector corporate and municipal debt securities, offset by related maturities of $869,000, which is described in more detail in Note 8 to the Consolidated Financial Statements.

During the six months ended June 30, 2025, we used $3,105,000 of cash, compared to $2,753,000 of cash during the six months ended June 30, 2024, to acquire computer equipment and related software and for personnel and contractor development costs for the development of a new processing platform and to enhance our existing processing environment in the U.S.

We expect to have sufficient liquidity from cash on hand as well as projected customer payments to support our operations and capital equipment purchases in the foreseeable future. Currently we expect to use cash in excess of what is required for our current operations for opportunities we believe will expand our FinTech business, as exemplified in transactions described in Note 3 and 4 to the Consolidated Financial Statements, although there can be no assurance that appropriate opportunities will arise. In May 2022, the Board authorized an additional $20 million for our share repurchase program. We made no share repurchases for the six months ended June 30, 2025, and share repurchases of $3.7 million for the six months ended June 30, 2024. We had approximately $7.1 million of authorized share repurchases remaining as of June 30, 2025.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, liquidity or results of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses. We consider certain accounting policies related to revenue recognition and valuation of investments to be critical policies due to the estimation processes involved in each. Management discusses its estimates and judgments with the Audit Committee of the Board of Directors. For a detailed description on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). Reference is also made to the discussion of the application of these critical accounting policies and estimates contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K. During the six-month period ended June 30, 2025, there were no significant or material changes in the application of critical accounting policies.

Factors That May Affect Future Operations

Future operations are subject to risks and uncertainties that may negatively impact our future results of operations or projected cash requirements. It is difficult to predict future quarterly and annual results with certainty.

Among the numerous factors that may affect our consolidated results of operations or financial condition are the following:

●

Goldman Sachs Group, Inc., our largest customer, represented 63% of our consolidated revenues for the six months ended June 30, 2025. In the event of material failures to meet contract obligations related to the services provided, there is risk of breach of contract and loss of the customer and related future revenues. Additionally, loss of the customer and related future revenues or a reduction in revenues could result if they or their customers choose an alternative service provider, build an in-house solution, or decide to exit the business or service line that falls under the services that we provide for them. Goldman Sachs Group, Inc., recently announced the transition of its General Motors co-branded credit card to a new issuer, with an expected close in 2025. They continue to narrow the focus of their consumer-related activities, which makes it more likely that they exit the remaining business line that we support. In addition, Apple Inc. could decide to replace Goldman with a new credit card partner in the future with respect to its Apple Card portfolio.

●

The Merger is subject to conditions, some or all of which may not be satisfied, and the Merger may not be completed on a timely basis, if at all. The completion of the Merger is subject to certain closing conditions, including, among others, (i)  adoption of the Merger Agreement by the Company’s shareholders (the “Company Shareholder Approval”), (ii) the expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) the absence of certain orders or laws preventing consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Euronet with the SEC in connection with the Merger and (v) the authorization for listing on Nasdaq of the shares of Euronet Common Stock to be issued in connection with the Merger. The obligation of each party to consummate the Merger is also subject to other customary closing conditions, including, among others, (a) the absence of a material adverse effect with respect to the other party, (b) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (c) compliance in all material respects with the other party’s obligations under the Merger Agreement and (d) the receipt of a tax opinion from their respective counsel to the effect that the Merger will qualify for federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Further, either we or Euronet may terminate the Merger Agreement if the Merger has not been consummated by January 30, 2026 (which date will be automatically extended by up to two three-month periods to July 30, 2026 if the only then-outstanding closing conditions relate to clearance under the HSR Act or other applicable antitrust laws). However, this right to terminate the Merger Agreement will not be available to any party whose failure to perform any of its obligations under the Merger Agreement has been a proximate cause of, or been a primary factor in the failure of the Merger to have been consummated on or by such date. The Merger Agreement may also be terminated in certain other circumstances. Failure to complete the Merger in a timely manner or at all could have material adverse effects on our ongoing business, financial condition, financial results and stock price.

●

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Merger.

●

Because the market price of the Euronet Common Stock may fluctuate, our shareholders cannot be certain of the precise value of the merger consideration they may receive in our pending Merger with Euronet.

●	If the Merger is not completed, we may owe a termination fee of $7.5 million to Euronet in certain circumstances.
●

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror from making a favorable alternative transaction proposal to us and, in specified circumstances, could require us to pay a termination fee to Euronet.

●

If the Merger Agreement is terminated and our board of directors seeks another business combination, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Euronet has agreed to in the Merger Agreement.

●	Time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for our Company.
●	We may experience negative reactions from the financial markets or from our customers, business partners or employees as a result of the announcement of the Merger Agreement.
●

We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may restrict our ability to execute on certain business strategies without Euronet’s prior written consent.

●	We may be unable to attract or retain key employees during the pendency of the Merger.
●

Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business. In addition, if the Merger is not consummated for any reason, litigation could also be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and other business partners, or otherwise harm our operations and financial performance.

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

●

Other general economic and political conditions, including heightened or uncertain tariffs, inflation, volatility in interest rates, changes in trade policies and the results thereof, could cause customers to reduce spending, or delay or cancel payments or purchases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Securities

In May 2022, the Board authorized an additional $20 million for our share repurchase program. Under this program, which was publicly announced in November 2018, we are authorized to repurchase shares through open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Exchange Act. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. We had approximately $7.1 million of authorized share repurchases remaining at June 30, 2025. During the quarter ended June 30, 2025, we did not purchase any shares of common stock pursuant to our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Plans

During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “Non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

2.1

Agreement and Plan of Merger by and among Euronet Worldwide, Inc., Genesis Merger Inc., and CoreCard Corporation dated July 30, 2025 (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on July 31, 2025).

10.1	CoreCard Corporation 2025 Employee Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 14, 2025).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definitions
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CORECARD CORPORATION
Registrant

Date: August 14, 2025	By:	/S/ J. Leland Strange
J. Leland Strange
Chief Executive Officer, President

Date: August 14, 2025	By:	/S/ Matthew A. White
Matthew A. White
Chief Financial Officer